Form 10-Q
period 2011-03-31
GAIN Capital Holdings, Inc.
filed 2011-05-16
CIK 1444363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2).    ☐  Yes    ☒  No

As of May 13, 2011, the registrant had 34,517,140 shares of Common Stock outstanding.

GAIN Capital Holdings, Inc.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART 1- FINANCIAL INFORMATION

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands except share and per share data)

	March 31,	December 31,
	2011	2010
ASSETS:
Cash and cash equivalents	$337,394	$284,210
Short term investments	75	75
Trading securities	—	20,060
Receivables from brokers	87,677	98,135
Property and equipment, net	7,309	7,294
Prepaid assets	10,587	9,938
Deferred financing costs	117	138
Goodwill	3,092	3,092
Intangible assets, net	7,386	9,089
Other assets, net	9,727	11,040

Total assets	$463,364	$443,071

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to brokers, dealers, FCMs and other regulated entities	$13,095	$6,102
Payables to customers	269,874	250,572
Accrued compensation and benefits	1,333	5,117
Accrued expenses and other liabilities	8,805	10,506
Income tax payable	428	2,550
Notes payable	15,750	18,375

Total liabilities	309,285	293,222

Shareholders’ equity

Common Stock; ($0.00001 par value; 60 million shares authorized; 34,517,140 and 31,174,651 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)	—	—
Accumulated other comprehensive income	951	428
Additional paid-in capital	75,685	73,381
Retained earnings	77,443	76,040

Total shareholders’ equity	154,079	149,849

Total liabilities and shareholders’ equity	$463,364	$443,071

The accompanying notes are an integral part of these condensed consolidated financial statements

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands except share and per share data)

	Three Months Ended March 31,
	2011	2010
REVENUE:
Trading revenue	$39,828	$42,059
Other revenue	927	446

Total non-interest revenue	40,755	42,505
Interest revenue	102	63
Interest expense	(475)	(599)

Total net interest revenue (expense)	(373)	(536)

Net revenue	40,382	41,969

EXPENSES:
Employee compensation and benefits	11,144	11,218
Selling and marketing	10,212	9,863
Trading expenses and commissions	7,186	5,141
Bank fees	986	1,042
Depreciation and amortization	932	789
Purchase intangible amortization	1,697	—
Communications and data processing	660	751
Occupancy and equipment	1,194	962
Bad debt provision	489	242
Professional fees	1,899	692
Change in fair value of convertible, redeemable preferred stock embedded derivative	—	(59,463)
Other	1,747	1,082

Total	38,146	(27,681)

INCOME BEFORE INCOME TAX EXPENSE	2,236	69,650
Income tax expense	833	4,090

NET INCOME	1,403	65,560

Net loss applicable to noncontrolling interest	—	(402)

NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	1,403	65,962

Other comprehensive income, net of tax:
Foreign currency translation adjustment	523	(560)

NET COMPREHENSIVE INCOME	1,926	65,402

Net income applicable to GAIN Capital Holdings, Inc. common shareholders	$1,403	$65,962

Earnings per common share(1):
Basic	$0.04	$22.22

Diluted	$0.04	$1.80

Weighted average common shares outstanding used in computing earnings per common share(1):
Basic	33,797,165	2,969,194

Diluted	38,888,775	36,575,912

(1)	In connection with the completion of the Company’s initial public offering, the Company’s board of directors approved a 2.29-for-1 stock split of the Company’s common stock effective immediately prior to the completion of the Company’s December 2010 IPO, as well as the settlement of the primary share offering which was allocated to all common shareholders on a pro-rata basis resulting in an effective stock split of 2.26-for-1. As a result, all references to share and per share data have been retroactively restated for the three months ended March 31, 2010 to reflect the stock split.

The accompanying notes are an integral part of these condensed consolidated financial statements

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCE — December 31, 2010	31,174,651	$—	$73,381	$76,040	$428	$149,849
Exercise of options	52,588	—	90	—	—	90
Exercise of warrants	3,261,575	—	1,270	—	—	1,270
Conversion of restricted stock units into common stock	28,326	—	—	—	—	—
Stock compensation expense	—	—	944	—	—	944
Foreign currency translation adjustment	—	—	—	—	523	523
Net income	—	—	—	1,403	—	1,403

BALANCE — March 31, 2011	34,517,140	$—	$75,685	$77,443	$951	$154,079

The accompanying notes are an integral part of these condensed consolidated financial statements

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,403	$65,560
Adjustments to reconcile net income to cash provided by operating activities
Loss on foreign currency exchange rates	585	132
Depreciation and amortization	2,629	789
Change in fair value of contingent liability	6	—
Deferred taxes	(876)	1,893
Amortization of deferred financing costs	22	22
Interest income	—	(2)
Bad debt provision	489	242
Loss on disposal of fixed assets	3	39
Stock compensation expense	944	1,716
Change in fair value of preferred stock embedded derivative	—	(59,463)
Changes in operating assets and liabilities:
Short term investments	—	(2)
Trading securities	20,060	—
Receivables from brokers	10,458	(3,726)
Prepaid assets	(649)	353
Other assets	2,178	(107)
Payables to customers	19,106	8,128
Accrued compensation and benefits	(3,784)	(2,172)
Payables to brokers, dealers, FCMs and other regulated entities	6,993	177
Accrued expenses and other liabilities	499	(1,736)
Income tax payable	(2,122)	1,938

Cash provided by operating activities	57,944	13,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(898)	(1,442)
Purchase of intangible assets	—	(13)

Cash used for investing activities	(898)	(1,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred initial public offering costs	—	(51)
Payment on notes payable	(2,625)	(2,625)
Proceeds from exercise of stock options	90	10
Proceeds from exercise of warrants	1,270	—

Cash used for financing activities	(1,265)	(2,666)

Effect of exchange rate changes on cash and cash equivalents	(2,597)	3,766

INCREASE IN CASH AND CASH EQUIVALENTS	53,184	13,426
CASH AND CASH EQUIVALENTS — Beginning of period	284,210	222,524

CASH AND CASH EQUIVALENTS — End of period	$337,394	$235,950

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$442	$534

Taxes	$295	$40

Non-cash investing activities:
Purchase of fixed assets in accrued expense and other liabilities	$54	$25

The accompanying notes are an integral part of these condensed consolidated financial statements

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

GAIN Capital Holdings, Inc. and subsidiaries (the “Company”) is an online provider of retail and institutional foreign exchange, or forex, trading and related services founded in 1999 by a group of experienced trading and technology professionals. The Company offers customers 24-hour direct access to the global over-the-counter, or OTC, foreign exchange markets. The Company also offers its retail customers located outside the United States access to other global markets on an OTC basis, including equity indices and commodities via “contracts-for-difference”, or CFDs, which are investment products with returns linked to the performance of an underlying commodity, index or security. The Company’s trading platforms provide a wide array of information and analytical tools that allow customers to identify, analyze and execute their trading strategies efficiently and cost-effectively.

The Company currently service customers residing in more than 140 countries worldwide, with offices in the United States, United Kingdom, Japan, Australia, Hong Kong, South Korea and Singapore.

The Company attracts and supports retail customers through direct and indirect channels and institutional customers through direct channels. The primary direct channel for our retail business is the Company’s internet website, FOREX.com, which is available in English, traditional and simplified Chinese, Japanese, Russian and Arabic. It provides retail traders of all experience levels with full trading capabilities, along with extensive educational and support tools. The Company’s indirect channels include relationships with retail financial services firms, such as broker-dealers, futures commission merchants, or FCMs, and retail banking institutions. The Company also has relationships with other entities which refer their customers to the Company for a fee. The Company’s institutional channel, GAIN GTX, which was launched in March 2010, sources institutional customers, consisting of commercial and investment banks, hedge funds and other professional traders, through a direct sales team.

The Company generates revenue from trading revenue in its retail forex business and commissions in its institutional forex business. The Company generally act as the counterparty to retail customers’ trades and as an agent for trades conducted by the Company’s institutional customers. In the Company’s institutional forex trading business, the Company generates revenue through transaction-based commissions.

The Company is a Delaware corporation formed and incorporated on March 24, 2006. GAIN Holdings, LLC is a wholly-owned subsidiary of GAIN Capital Holdings, Inc., and owns all outstanding membership units in GAIN Capital Group, LLC, the operating company.

GAIN Capital Group, Inc., a Delaware corporation, was formed and incorporated on August 1, 2003. Immediately following the formation of the corporation, it acquired all the outstanding equity of GAIN Capital, Inc. On March 27, 2006, GAIN Capital Group, Inc. converted to a Delaware limited liability company known as GAIN Capital Group, LLC (“Group, LLC”).

Group, LLC is a registered Futures Commission Merchant (“FCM”) and a Registered Foreign Exchange Dealer (“RFED”) with the Commodity Futures Trading Commission (“CFTC”). As such, it is subject to the regulations of the CFTC, an agency of the U.S. Government, and the rules of the National Futures Association (“NFA”), an industry self-regulatory organization.

GAIN Capital Holdings, Inc. strategically expanded its operations from 2007 to 2010:

•	GCAM, LLC is a Delaware limited liability company and was formed on April 10, 2006 to operate as a private investment vehicle and to manage accounts on behalf of third-parties.

•	GAIN Global Markets, Inc. (“GGMI”) was incorporated in the Cayman Islands on January 19, 2006. GGMI is registered with the Cayman Islands Monetary Authority (“CIMA”) as an Exchange Contracts Dealer.

•

Group, LLC entered into a joint venture with Rosenthal Collins Group (“RCG”), a leading independent futures clearing firm, that was approved by the U.K. Financial Services Authority (“U.K. FSA”) effective January 2008 in which Group, LLC and RCG each owned a 50% interest in RCG GAIN Limited (“RCGGL”). On December 22, 2008, Group, LLC acquired RCG’s 50% interest in RCGGL. RCGGL’s legal name was subsequently changed to GAIN Capital Forex.com UK Limited (“GCUK”).

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

•

GAIN Holdings International, LLC acquired a 51% controlling interest, with rights to acquire up to a 95% interest, in Fortune Capital Co., Ltd. (“FORTUNE”) on December 12, 2008. On October 1, 2009, the Company increased its ownership interest from 51% to 70% of the outstanding shares and in April 2010, the Company acquired the remaining 30% interest. FORTUNE maintains a Type I financial instruments business registration with Japan’s Financial Services Agency (“Japan FSA”). FORTUNE was subsequently renamed Forex.com Japan Co., Ltd. (“GC Japan”).

•	The Company incorporated GAIN Capital Forex.com Hong Kong Limited (“GCHK”) on July 9, 2008. In July 2009, GCHK was granted a license by the Hong Kong Securities and Futures Commission (“SFC”).

•	The Company incorporated GAIN Capital — Forex.com Singapore Pte Ltd. in January 2009.

•	The Company incorporated GAIN Capital Forex.com Australia Pty Ltd. in July 2009.

•	The Company incorporated GAIN Capital Service Company, LLC in May 2010.

•	The Company incorporated GAIN GTX, LLC in November 2010.

•	The Company acquired the customer account balances, customer agreements and customer and marketing lists of MG Financial, LLC (“MG”) in August 2010. See Note 3 for additional information.

•

The Company acquired the customer account balances and effective customer agreements of Capital Market Services, LLC and certain of its affiliates (“CMS”) in October 2010. See Note 3 for additional information.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair presentation of the financial statements for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed on March 30, 2011. There have been no changes in the significant accounting policies from those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of material inter-company transactions and balances.

Previously the Company presented the changes in “Payables to customers” and “Receivables from brokers” on a gross basis excluding unrealized foreign exchange transactions on the Condensed Consolidated Statements of Cash Flows, however due to the short term nature of the foreign exchange transactions the Company has presented “Payables to customers” and “Receivables from brokers” net for the three months ended March 31, 2011 and 2010, respectively. The change in presentation has no effect on cash provided by operating activities.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This new standard impacts the pro forma reporting requirements for public companies that enter into business combinations that are material on an individual or aggregate basis. This new standard is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, however early adoption is permitted. The adoption of ASU No. 2010-29 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (ASC 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts — a consensus of the FASB Emerging Issues Task Force, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This amendment requires an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists and to consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU No. 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU No. 2010-28 did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables.

The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The adoption of ASU 2010-20 did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 amends ASC 855, Subsequent Events, by requiring less disclosure regarding subsequent events. ASU 2010-09 changes the criteria for determining whether an entity would evaluate subsequent events through the date that financial statements are issued or when they are available to be issued. The Company is still required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 was effective for the Company's interim period ended June 30, 2010. The adoption of ASU 2010-09 did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued ASU, 2010-6, Improving Disclosures About Fair Value Measurements. ASU 2010-6 provides new disclosures and clarifications of existing disclosures and is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll-forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Therefore, ASU 2010-06 was effective for the Company’s fiscal year beginning January 1, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements.

3.	ADDITIONAL FINANCIAL INFORMATION:

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches and establishes a hierarchy for inputs used in measuring fair value that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions other market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the observability of inputs as follows:

•

Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•	Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

	Fair Value Measurements on a Recurring Basis as of March 31, 2011
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Assets:
Money market accounts	$33,536	$—	$—	$—	$33,536
Certificates of deposit	75	—	—	—	75
U.S. treasury securities	30	—	—	—	30
Futures contracts	(60)	—	—	109	49
Investment in gold	143	—	—	—	143
Liabilities:
CMS contingent liability	$—	$—	$1,024	$—	$1,024

	Fair Value Measurements on a Recurring Basis as of December 31, 2010
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Assets:
Money market accounts	$82,526	$—	$—	$—	$82,526
Certificates of deposit	75	—	—	—	75
Equity securities	60	—	—	—	60
U.S. treasury securities	20,000	—	—	—	20,000
Futures contracts	(70)	—	—	123	53
Investment in gold	142	—	—	—	142
Liabilities:
CMS contingent liability	$—	$—	$1,429	$—	$1,429

(1)	Represents cash collateral netting.

There were no transfers between levels for the three months ended March 31, 2011.

Level 1 Financial Assets

The Company has money market accounts, certificates of deposit, U.S. treasury securities, futures contracts and an investment in gold that are Level 1 financial instruments that are recorded based upon listed or quoted market rates. The money market accounts are recorded in Cash and cash equivalents, the certificates of deposit are recorded in Short term investments, the U.S. treasury securities are recorded in Trading securities or Cash and cash equivalents depending upon their maturity and the futures contracts and investment in gold are recorded in Receivables from brokers. During the three months ended March 31, 2011, the Company’s U.S. treasury securities matured and were redeemed.

Level 3 Financial Assets

The Company has a contingent liability associated with future payments to be made to Capital Market Services, LLC, or CMS, based upon revenues generated from the CMS customers, acquired by the Company in October 2010, for an eighteen month period following the acquisition. The contingent liability is recorded in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. The Company measures the fair value of the future payments to CMS based upon the income approach using projected cash flows. See “Intangible Assets” below for further information.

The table below provides a reconciliation of the fair value of the contingent liability measured on a recurring basis for which the Company has designated as Level 3:

Beginning January 1, 2011	$1,429
Payments	(398)
Change in fair value	(6)

Balance at March 31, 2011	$1,024

Receivables from Brokers

Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	March 31, 2011	December 31, 2010
Required collateral	$23,590	$26,561
Cash in excess of required collateral	65,493	75,443
Open spot foreign exchange positions	(1,406)	(3,869)

	$87,677	$98,135

The Company has posted funds with brokers as collateral as required by agreements for holding spot foreign exchange positions. In addition, the Company has cash in excess of required collateral, which includes the value of futures contracts of $0.1 million recorded based upon listed or quoted market rates that approximate fair value at March 31, 2011. Open forex positions include the unrealized gains or losses due to the differences in exchange rates between the dates at which a trade was initiated compared to the exchange rates in effect at the date of the condensed consolidated financial statements. These amounts are reflected as Receivables from brokers on the Condensed Consolidated Balance Sheet.

Property and Equipment

Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	March 31, 2011	December 31, 2010
Software	$10,811	$10,120
Computer equipment	4,679	4,587
Leasehold improvements	1,508	1,359
Telephone equipment	640	642
Office equipment	225	223
Furniture and fixtures	205	198
Web site development costs	625	629

	18,693	17,758

Less: Accumulated depreciation and amortization	(11,384)	(10,464)

Property and equipment, net	$7,309	$7,294

Depreciation expense was $0.9 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively.

Intangible Assets

In 2003, the Company acquired the Forex.com domain name for $0.2 million, and in 2004, the foreignexchange.com domain name was purchased for $0.1 million. Based on the fact that the right to use these domain names requires the payment of a nominal annual renewal fee, management determined that there was no legal or regulatory limitations on the useful life and furthermore that there is currently no technological limitation on their useful lives. These indefinite-lived assets are not amortized. In accordance with ASC 350-10, the Company tests intangible assets for impairment on an annual basis in the fourth quarter and on an interim basis when conditions indicate impairment has occurred.

In August 2010, the Company acquired the account balances and effective customer agreements, customer list and marketing list from MG Financial LLC, or (“MG”), for $0.5 million. The customer and marketing lists are intangible assets and are being amortized over their useful lives of one year.

In October 2010, the Company acquired the customer account balances and effective customer agreements from CMS, for a total of $8.0 million. The Company determined the fair value of the assets acquired was $9.4 million, which includes the payments made to acquire the assets and approximately $1.4 million of future payments at fair value to be made to CMS based upon revenues generated from the CMS customers for an eighteen month period following the closing of the acquisition. The future payments are considered a contingent liability and the Company will mark to market the liability on a quarterly basis. The purchase price was allocated to customer list and is being amortized over its useful life of 18 months. As of March 31, 2011, the fair value of the contingent liability was determined to be $1.0 million.

As of March 31, 2011, the accumulated amortization related to intangibles was $2.9 million. The changes in intangible assets consisted of the following (amounts in thousands):

Balance at December 31, 2010	$9,089
Amortization	(1,697)
Change in value of CMS contingent liability	(6)

Balance at March 31, 2011	$7,386

The expected remaining amortization expense as of March 31, 2011 is $4.9 million for 2011 and $2.1 million for 2012.

Goodwill

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net assets of an acquired business. Goodwill consisted of the following as of March 31, 2011 and December 31, 2010 (amounts in thousands):

	March 31, 2011	December 31, 2010
GC Japan	$1,278	$1,278
GCAM, LLC	1,078	1,078
GAIN Capital Securities, Inc.	533	533
GAIN Capital Forex.com U.K., Ltd	203	203

	$3,092	$3,092

No goodwill impairment was recorded for the three months ended March 31, 2011 and 2010.

Other Assets

Other assets consisted of the following as of (amounts in thousands):

	March 31, 2011	December 31, 2010
Vendor and security deposits	$3,576	$3,603
Current tax receivable	648	1,826
Deferred tax assets	3,994	3,119
Miscellaneous receivables	1,509	2,492

	$9,727	$11,040

4.	RELATED PARTY TRANSACTIONS

Management has personal funds on deposit in customer accounts of Group, LLC, recorded in Payables to customers on the Condensed Consolidated Balance Sheet. The balance was $0.6 million and $2.8 million at March 31, 2011 and December 31, 2010, respectively.

GCSI entered into a master hosting services agreement on September 16, 2003 with Scivantage. Scivantage provides the technology infrastructure hosting facility for GCSI, who provides brokerage securities services. In January 2010 and December 2010, GCSI entered into separate agreements with Scivantage relating to certain technology consulting services. The consulting services relate to the build-out and enhancement of certain features of GCSI’s trading platform. Two of the Company’s board of directors’ members, Messrs. Calhoun and Sugden, are members of the board of directors of Scivantage.

5.	TERM LOAN

The Company has a $52.5 million term loan and a $20.0 million revolving line of credit through a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank. The term loan is payable in 20 quarterly installments of principal and the payments commenced on October 1, 2007. Interest is paid monthly and is based upon the prime rate of interest plus 0.5%. Under the terms of the term loan, when the total funded debt drops below earnings before income tax expense, interest expense, and depreciation and amortization expense, or EBITDA, the interest rate will decline by 0.5%. The interest rate applicable to the term loan as of March 31, 2011 was 3.75%. The term loan is secured by certain of the Company’s assets, a pledge of the Company’s membership interests in the Company’s wholly-owned subsidiary GAIN Holdings, LLC and a guarantee by GAIN Holdings, LLC. The term loan maturity date is July 1, 2012. Interest for the revolving line of credit accrues at a floating rate per annum equal to the prime rate of interest plus 0.5%. The amount of availability under the revolving line of credit is determined by subtracting from $20.0 million the amount outstanding under the revolving line of credit. The revolving line of credit maturity date is June 16, 2011. The Company intends to renew the revolving line of credit upon maturity.

On March 29, 2011, the Company entered into a seventh loan modification agreement related to its existing loan and security agreement with Silicon Valley Bank. The loan modification extended the time allowed for the Company to provide monthly consolidated and consolidating balance sheet and income statement information, as well as a certificate confirming compliance with the financial covenants under the term loan during the month, to 45 days after month end, rather than 30 days after month end. In addition, the loan modification changed the debt service coverage financial covenant to provide that the Company is required to comply with such covenant at the end of each fiscal quarter based on the Company’s EBITDA for the twelve-month period as of the last day of each quarter. Previously, the Company was required to comply with this covenant based on the Company’s EBITDA for the relevant fiscal quarter. The loan modification also changed the required debt service coverage ratio to a minimum of 3.0 to 1.0 from 2.0 to 1.0.

As of March 31, 2011, the Company had $15.8 million outstanding under the term loan and no amounts were outstanding under the revolving line of credit. In accordance with the provisions of the Company’s term loan and revolving line of credit as outlined in the loan and security agreement and subsequent modifications, the Company is required to adhere to various financial, regulatory, operational and reporting covenants. As of March 31, 2011 and during the entire term of the loan and security agreement, the Company was in compliance with such covenants.

The carrying amount of the Company’s term loan approximates fair value. The Company had a balance of $15.8 million as of March 31, 2011 with future maturities of the notes payable as follows (amounts in thousands):

Years Ended December 31:
2011	$7,875
2012	7,875

$15,750

Loan fees were capitalized to deferred finance costs and are being amortized over the life of the loan. Deferred loan costs amortized to interest expense were immaterial for the three months ended March 31, 2011 and 2010, respectively. The Company had Deferred financing costs on the Condensed Consolidated Balance Sheet of $0.1 million at March 31, 2011 and December 31, 2010.

6.	EQUITY

Issuance of Equity Securities

On December 20, 2010 the Company completed its initial public offering of common stock ("IPO") of 9,000,000 shares of common stock at an offering price of $9.00 per share, of which 407,692 shares were sold by the Company and 8,592,308 shares were sold by selling stockholders, resulting in net proceeds to the Company of $4.0 million, after deducting underwriting discounts (which included a $0.6 million reimbursement by the underwriters for the Company’s out-of-pocket expenses incurred during the offering). Upon the closing of the IPO, all of the Company’s previously outstanding shares of convertible preferred stock were automatically converted into 27,757,770 shares of common stock, in accordance with the Company’s Second Amended and Restated Certificate of Incorporation. As a result of the conversion of the convertible preferred stock, the associated embedded derivative liability previously recorded by the Company was settled and recorded to additional paid-in-capital.

Common Stock

At March 31, 2011 and December 31, 2010, the Company had authorized 60,000,000 shares of common stock, of which 34,517,140 and 31,174,651 shares were issued and outstanding, respectively.

Warrants

During the three months ended March 31, 2011, all outstanding warrants were exercised, which, after net settlement, resulted in the issuance of 3,261,575 shares of common stock. At March 31, 2011 and December 31, 2010, the Company had outstanding zero and 3,297,733 warrants to purchase shares of its common stock.

7.	SHARE BASED COMPENSATION

Stock based compensation is recognized in accordance with FASB ASC 718-10, Stock Compensation. Companies are required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

Total share-based compensation for the three months ended March 31, 2011 and 2010 are summarized in the following table (amounts in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010

Stock options	$173	$—
Restricted stock units / Restricted Stock Awards	741	1,716
Employee stock purchase plan	30	—

	$944	$1,716

During the three months ended March 31, 2011, 0.2 million shares of restricted stock and 0.4 million options to purchase common stock were granted to non-employee members of the Board of Directors and senior management.

The table below summarizes the activity for the shares outstanding for the Company’s various types of equity awards during the three months ended March 31, 2011:

	Options	Restricted Stock Units / Awards(1)

Outstanding at January 1, 2011	4,681,196	1,891,881
Granted	376,669	189,640
Exercised / Delivered	(52,588)	(28,326)
Forfeited	(12,438)	(14,213)

Outstanding at March 31, 2011	4,992,839	2,038,982

(1)	The outstanding restricted stock units and restricted stock awards includes 1.3 million restricted stock units which are vested, but the underlying shares of stock have not yet been delivered. Delivery of the underlying shares of stock will occur on the earlier of December 31, 2014 or the date at which the employee ceases to provide services to the Company.

8.	LEGAL

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss.

For certain legal proceedings, the Company can estimate possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, such losses will have a material adverse effect on the Company’s results of operations, cash flows or balance sheet. For certain other legal proceedings, the Company cannot reasonably estimate such losses, if any, since the Company cannot predict if, how or when such proceedings will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues must be developed, including the need to discover and determine important factual matters and the need to address novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding.

Litigation

On February 15, 2011, the Company was informed by Broadband Graphics, LLC, or Broadband, that Broadband believes the Company infringed certain patents it owns. Broadband filed a complaint reflecting the foregoing with the U.S. District Court for the District of Oregon. From a review of public records, it appears that Broadband has taken similar action against several other companies in the forex brokerage industry, with such other matters generally resulting in a settlement of litigation. Though the Company intends to vigorously defend itself and believes that Broadband’s claims are without merit, the Company is unable to determine whether any loss is probable or to estimate the amount of loss.

On March 31, 2011, Shari Streit Jansen, as Chapter 7 Trustee, for the bankruptcy estate of Beau Diamond, brought an adversary proceeding against Gain Capital Holdings, Inc., or GCHI, in the U.S. Bankruptcy Court in the Middle District of Florida. The complaint seeks to recover certain funds transferred to GCHI by Mr. Diamond through an entity for which he acted as managing member, Diamond Ventures, LLC, under federal and state fraudulent transfer laws. The complaint alleges that Mr. Diamond operated a Ponzi scheme, for which he was ultimately convicted, and that these transfers were made in furtherance of Mr. Diamond’s Ponzi scheme. The complaint also alleges that GCHI should have known of Mr. Diamond’s fraud. Since 2006, GCHI has cooperated with regulatory and governmental entities, including the NFA, CFTC, Federal Bureau of Investigation, the U.S. Department of Justice and the Internal Revenue Service, in the course of their respective investigations into Mr. Diamond. At no time was GCHI accused by any such governmental entity of acting inappropriately in connection with GCHI’s customer relationship with Mr. Diamond and Diamond Ventures, LLC or Mr. Diamond’s trading activities. The Company is still in the process of discovery and intends to vigorously defend itself.

9.	INCOME TAXES

The Company’s provision for income taxes was $0.8 million and $4.1 million for the three months ended March 31, 2011 and 2010, respectively. These amounts reflect effective tax rates of 37.2% and 5.9% for the three months ended March 31, 2011 and 2010, respectively. The Company’s effective tax rate of 37.2% for the three months ended March 31, 2011 reflects the Company’s estimate of the annual effective tax rate. During the three months ended March 31, 2010, the Company had a gain on the change in the embedded derivative liability which resulted in a decrease on the Company’s effective tax rate. As a result of the Company’s initial public offering in December 2010 the embedded derivative liability associated with the preferred stock was settled. Accordingly, there was no comparable impact during the three months ended March 31, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Condensed Consolidated Balance Sheet.

The following table reconciles the Company’s provision to the U.S. federal statutory income tax rate:

	Three Months Ended
	March 31, 2011	March 31, 2010
Federal income tax at statutory rate	35.0%	35.0%
Increase/(decrease) in taxes resulting from:
State income tax	2.4%	0.6%
Embedded derivative	—%	(29.9)%
Foreign rate differential	(0.5)%	(1.0)%
Meals & entertainment	0.2%	—%
R&D credit	(1.0)%	(0.2)%
Other permanent differences	1.1%	1.3%

Effective Tax Rate	37.2%	5.9%

10.	REGULATORY REQUIREMENTS

GAIN Capital Group, LLC, a FCM and RFED subsidiary, is subject to the CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these rules, GAIN Capital Group, LLC is required to maintain adjusted net capital of $20.0 million plus 5.0% of the total payables to customers over $10.0 million.

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

GC Japan, a registered Type I financial instruments business firm regulated by the Financial Services Agency of Japan in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). It is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 140%. This calculation is derived by dividing Net Capital by the sum of GC Japan’s market, counterparty credit risk, and operational risk. GC Japan was compliant with regulations and required capital levels at December 31, 2010.

GCHK is a registered Type 3 leveraged foreign exchange trading firm with the Securities and Futures Commission (“SFC”) operating as an approved introducing agent. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of the higher of $0.39 million or the sum of 1.5% of its aggregate gross foreign currency position and 5% of its adjusted liabilities calculated in accordance with the Securities and Futures (Financial Resources) Rules (Cap.571N). GCHK was compliant with SFC regulations and required capital levels at December 31, 2010.

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of March 31, 2011 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$26.68	$39.59	$12.91
GAIN Capital Securities, Inc.	$0.05	$0.43	$0.38
GAIN Capital-Forex.com U.K., Ltd.	$3.25	$19.21	$15.96
Forex.com Japan Co., Ltd.	$4.01	$11.47	$7.46
GAIN Capital Forex.com Australia, Pty. Ltd.	$0.22	$0.79	$0.57
GAIN Capital-Forex.com Hong Kong, Ltd.	$0.39	$1.23	$0.84
GAIN Global Markets, Inc.	$0.10	$0.44	$0.34

11.	SEGMENT INFORMATION

ASC 280, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s operations relate to foreign exchange trading and related services. Based on the Company's management strategies, and common production, marketing, development and client coverage teams, the Company has determined that it operates in a single operating segment.

For the three months ended March 31, 2011 and 2010, no single customer accounted for more than 10% of the Company’s trading revenue. The Company does not allocate revenues by geographic regions since the Company selectively hedges customer trades on an aggregate basis and does not have a method to systematically attribute trading volume from a geographic region to associated trading revenue from such geographic region.

12.	SUBSEQUENT EVENTS

On May 16, 2011, the Company announced that its Board of Directors has approved a share repurchase plan which authorizes the expenditure of up to $10.0 million for the purchase of the Company’s common stock over a one-year period. The amount and timing of specific repurchases, if any, will depend on market conditions, the trading price of the Company’s common stock and other factors.

On May 13, 2011, the Company acquired the retail foreign exchange customer account balances of Deutsche Bank AG, acting through its London Branch (“Deutsche Bank”), LLC, or (“dbFX”), for an amount, subject to a contractual minimum, calculated by reference to the contract volume generated by the transferring customers on any retail foreign exchange trading platform operated by the Company or any of its controlled affiliates for a period of two years following the closing of the transaction. The Company also agreed to make additional payments for certain new accounts that are (A) referred to the Company or any of its controlled affiliates from Deutsche Bank’s online “dbFX” retail foreign exchange trading platform or website or (B) otherwise sourced by the Company or any of its controlled affiliates from Deutsche Bank. The future payments are considered a contingent liability and the Company will mark to market the liability on a quarterly basis. As of May 13, 2011, based on preliminary figures, the Company acquired approximately 1,650 customer accounts with approximately $55.0 million of total net assets.

On April 19, 2011, the Company granted 0.2 million shares of restricted stock awards to employees valued at $1.3 million under the 2010 Omnibus Incentive Compensation Plan. These awards will vest over four years with one fourth vesting on each of the first four anniversaries of the grant date.

On April 8, 2011, the Company transferred client assets of customers introduced to the Company by TradeStation Securities, Inc., (an unrelated party), totaling $30.8 million to TradeStation Forex, Inc. due to TradeStation’s decision to assume, own and conduct all of its forex brokerage business upon the approval of its application for CFTC registration and NFA membership.

******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

In this Quarterly Report on Form 10-Q, the words “GAIN”, the “Company”, “our”, “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. Our fiscal quarter ended on March 31, 2011.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s current beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that we “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the section entitled “Item 1A – Risk Factors” in our Annual Report on Form 10- K for the year ended December 31, 2010, and discussed elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described therein and herein are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair the business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

Introduction

We are an online provider of retail and institutional foreign exchange, or forex, trading and related services founded in 1999 by a group of experienced trading and technology professionals. We offer customers 24-hour direct access to the global over-the-counter, or OTC, foreign exchange markets. We also offer retail customers located outside the United States access to other global markets on an OTC basis, including equity indices and commodities via “contracts-for-difference”, or CFDs, which are investment products with returns linked to the performance of an underlying commodity, index or security. Our trading platforms provide a wide array of information and analytical tools that allow customers to identify, analyze and execute their trading strategies efficiently and cost-effectively.

Business Overview

We use financial metrics, including funded retail accounts and traded retail accounts, to measure our aggregate customer account activity. Funded retail accounts represent retail customers who maintain cash balances with us. As of March 31, 2011 we had 85,698 funded retail accounts compared to 85,562 as of December 31, 2010. We believe the number of funded retail accounts is an important indicator of our ability to attract new retail customers that can potentially lead to trading volume and revenue in the future, however, it does not represent actual trades executed. We believe that a metric which correlates to our trading volume and revenue is the number of traded retail accounts, because this represents retail customers who executed a transaction with us during a particular period. During the three months ended March 31, 2011, we had 36,570 traded retail accounts compared to 31,027 traded retail accounts for the three months ended March 31, 2010, representing an increase of 17.9%.

For the three months ended March 31, 2011, we generated $40.4 million of total net revenue and net income of $1.4 million. For the three months ended March 31, 2010 we generated $42.0 million of total net revenue and net income of $66.0 million, including a gain of $59.5 million relating to the change in fair value of our preferred stock embedded derivative. The preferred stock embedded derivative liability was attributable to the redemption feature of our previously outstanding preferred stock which allowed the holders of our preferred stock at any time on or after March 31, 2011, to require us to redeem all of the shares of preferred stock then outstanding. The preferred stock embedded derivative was a non-cash liability and, therefore, caused net income to fluctuate but did not reflect our operating performance. This redemption provision and the associated embedded derivative liability are no longer required to be recognized due to the conversion of all of our outstanding preferred stock in connection with our initial public offering in December 2010. Excluding the impact of amortization related to purchased intangibles, our adjusted net income for the three months ended March 31, 2011 was $2.5 million, as compared to adjusted net income of $6.5 million for the three months ended March 31, 2010, which excludes the impact of a $59.5 million gain relating to the change in fair market value of our embedded derivative. Adjusted net income is a non-GAAP financial measure. We provide a reconciliation of net income to adjusted net income under “— Operating Expenses – Change in Fair Value of Convertible Preferred Stock Embedded Derivative and Adjusted Net Income” below.

We believe the following operating measurements are the main drivers of our revenue:

•	customer trading volume;

•	retail trading revenue per million traded;

•	net deposits received from retail customers;

•	traded retail accounts, and

•	client assets.

Customer trading volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our customers. Retail trading revenue per million traded is the revenue we realize from our forex, CFDs and metals trading activities (including the revenue we realize from the difference between the “bid” price and the “offer” price for our customer’s executed trades, or the spread revenue) per one million of U.S. dollar-equivalent trading volume, and is calculated as retail trading revenue divided by the result obtained from dividing trading volume by one million. Net deposits received from retail customers represents customers’ deposits less withdrawals for a given period, and correlates to our customers’ ability to place additional trades, which potentially increases our trading volumes. Traded retail accounts impact our revenue because this represents the number of customers who executed trades during a specific period, which also affects our customer trading volume. Client assets represent amounts due to clients, including customer deposits and unrealized gains or losses arising from open positions.

Our customer base resides in over 140 countries outside of the United States. We divide our customers into three categories. The first category relates to direct customers sourced through our retail forex trading website, FOREX.com, which is a currency trading Internet site available in English, traditional and simplified Chinese, Japanese, Russian and Arabic, and provides currency traders of all experience levels with a full-service trading platform, along with extensive educational and support tools. The second category relates to indirect customers sourced through either retail financial services firms that provide customers to us, which we refer to as introducing brokers, or financial institutions which offer our currency trading services to their existing client base under their own brand, which we refer to as white label partners. The third category relates to institutional customers sourced through hedge funds, institutional asset managers and proprietary trading firms. For the three months ended March 31, 2011, 46.3% of customer trading volume was generated from our direct customers, 32.2% was generated from introducing brokers and white label partners and 21.5% was generated from our institutional customers. For the three months ended March 31, 2010, 53.4% of customer trading volume was generated from our direct customers, 38.9% was generated from introducing brokers and white label partners and 7.7% was generated from our institutional trading services, which we launched in March 2010.

For the three months ended March 31, 2011, customer trading volume was $512.5 billion, retail trading revenue per million traded was $99.0, net deposits received from retail customers was $60.7 million and the number of traded retail accounts was 36,570. For the three months ended March 31, 2010, our customer trading volume, was $315.6 billion, retail trading revenue per million traded was $144.4, net deposits received from retail customers was $62.2 million and the number of traded retail accounts was 31,027.

Revenue

We generate revenue from trading revenue and other revenue, which primarily consists of commissions earned in our GAIN GTX institutional forex trading business, and interest income.

Trading revenue is our largest source of revenue and is generated in our retail forex business as follows:

•	for trades that are naturally hedged against an offsetting trade from another customer, we receive the entire retail bid/offer spread we offer our customers on the two offsetting transactions;

•

for trades that are hedged with one of our wholesale forex trading partners, we receive the difference between the retail bid/offer spread we offer our customers and the wholesale bid/offer spread we receive from the wholesale forex trading partners and

•	with respect to the remaining customer trades, which we refer to as our net exposure, we receive the net gains or losses generated through these transactions.

For the three months ending March 31, 2011, approximately 96.3% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our wholesale forex trading partners, and the remaining 3.7% of our average daily trading volume for such period consisted of our net exposure.

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

Approximately 78.5% of our customer trading volume for the three months ended March 31, 2011 was generated by our retail forex business. The remaining 21.5% of our customer trading volume for the three months ended March 31, 2011 was generated by our GAIN GTX institutional forex trading business. We generate revenue by earning a commission on each transaction, which is recorded under other revenue.

Trading revenue represented 98.6% of our total net revenue for the three months ended March 31, 2011 and 100.2% of our total net revenue for the three months ended March 31, 2010. Trading revenue as a percentage of net revenue for the three months ended March 31, 2010 exceeded 100.0% due to higher net interest expense for the period. We believe that our customer trading volumes are driven by ten main factors. Six of these factors are broad external factors outside of our control which generally impact forex market trading, as well as our customer trading volumes, and include:

•	changes in the financial strength of market participants;

•	economic and political conditions;

•	trends in business and finance;

•	changes in the supply, demand and volume of foreign currency transactions;

•	legislative changes; and

•	regulatory changes.

Many of the above factors impact the volatility of foreign currency rates, which is in turn positively correlated with forex trading volume. Our customer trading volume is also affected by the following additional factors:

•	the effectiveness of our sales activities;

•	the competitiveness of our Forex.com offering;

•	the effectiveness of our customer service team; and

•	the effectiveness of our marketing activities.

In order to increase customer trading volume, we focus our marketing and our customer service and education activities on attracting new customers, growing net deposits received from retail customers and increasing overall customer trading activity.

Trading revenue is recorded on a trade-date basis. Changes in net unrealized gains or losses are recorded under trading revenue on the Condensed Consolidated Statements of Operations and Comprehensive Income. For the three months ended March 31, 2011 and 2010, no single customer accounted for more than 4% of our trading volume for the period.

Other revenue is comprised of revenue from our GAIN GTX institutional business, account management, transaction and performance fees related to customers who have assigned trading authority to our subsidiary Gain Capital Asset Management, or GCAM, inactivity and training fees charged to customer accounts, as well as other miscellaneous items. For the three months ended March 31, 2011, other revenue was $0.9 million, which included GAIN GTX revenue of $1.0 million, and for the three months ended March 31, 2010, other revenue was $0.4 million, which included GAIN GTX revenue of $0.2 million.

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

Our cash and customer cash is generally invested in money market funds which primarily invest in short-term U.S. government securities. Such deposits and investments earned interest at an average effective rate of approximately 0.1% for each of the three months ended March 31, 2011 and 2010. Interest paid to customers varies among customer accounts primarily due to the net liquidating value of a customer account, as well as interest promotions that we may make available from time to time. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest expense was $0.4 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively.

Operating Expenses

Employee Compensation and Benefits

Employee compensation and benefits includes salaries, bonuses, stock-based compensation, group insurance, contributions to benefit programs and other related employee costs. Compensation and benefits remained relatively consistent with the three months ended March 31, 2010.

Selling and Marketing

Selling and marketing expense is primarily concentrated in online display and search engine advertising, and to a lesser extent print and television advertising. Our marketing strategy employs a combination of direct marketing and focused branding programs, with the goal of raising awareness of our retail forex trading Internet website, FOREX.com, and attracting customers in a cost-efficient manner. As part of our strategy to attract new accounts and client assets, we have invested in new international marketing programs in support of our global expansion efforts.

Trading Expense and Commissions

Trading expense and commissions consists primarily of compensation paid to our white label partners and introducing brokers. We generally provide white label partners with the platform, systems and back-office services necessary for them to offer forex trading services to their customers. We also establish relationships with introducing brokers that identify and direct potential forex trading customers to us. White label partners and introducing brokers generally handle marketing and the other expenses associated with attracting the customers they direct to us. Accordingly, we do not incur any incremental sales and marketing expense in connection with trading revenue generated by customers provided through our white label partners and introducing brokers. We do, however, pay a portion of the forex trading revenue generated by the customers of our white label partners and introducing brokers to our white label partners and introducing broker partners and record this payment under trading expense. This expense is largely variable and changes principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. During the three months ended March 31, 2011, we generated approximately 32.2% of our trading volume through customers introduced to us by white label partners and introducing brokers compared to 38.9% of our total trading volume for the three months ended March 31, 2010.

Change in Fair Value of Convertible Preferred Stock Embedded Derivative and Adjusted Net Income

Our Convertible, Redeemable Preferred Stock Series A, Series B, Series C, Series D, and Series E, which were converted into common stock in connection with our initial public offering, contained a redemption feature which allowed the holders of our then outstanding preferred stock at any time on or after March 31, 2011, upon the written request of holders of at least a majority of the outstanding shares of preferred stock voting together as a single class, to require us to redeem all of the shares of preferred stock then outstanding. We determined that this redemption feature effectively provided such holders with an embedded option derivative meeting the definition of an “embedded derivative” pursuant to ASC 815, Derivatives and Hedging. Consequently, the embedded derivative was bifurcated and accounted for separately. Historically, in accordance with ASC 815, we adjusted the carrying value of the embedded derivative to the fair value of our company at each reporting date, based upon the Black-Scholes options pricing model, and reported the preferred stock embedded derivative liability on the Condensed Consolidated Balance Sheet with change in fair value recorded in our Condensed Consolidated Statements of Operations and Comprehensive Income. This impacted our net income but did not affect our cash flow generation or operating performance. This accounting treatment caused our earnings to fluctuate, but in our view did not reflect the historical operating or potential future performance of our company. As noted above, in connection with the closing of our initial public offering in December 2010, all outstanding Convertible, Redeemable Preferred Stock was converted into common stock and the associated preferred stock embedded derivative liability was settled.

Adjusted net income is a non-GAAP financial measure and, prior to 2011, represented our net income/(loss) excluding (i) the change in fair value of the embedded derivative in our preferred stock for the three month period ended March 31, 2010 and (ii) the after-tax impact of purchased intangibles amortization for the three month period ended March 31, 2011. As noted above, the embedded derivative in our preferred stock was extinguished at the time of our IPO. Accordingly, beginning in 2011, we no longer include an adjustment for changes in fair value of the embedded derivative and adjusted net income represents our net income excluding only the after-tax impact of purchased intangibles amortization. This non-GAAP financial measure has certain limitations, including that it does not have a standardized meaning and, therefore, our definition may be different from similar non-GAAP financial measures used by other companies and/or analysts. Therefore, it may be more difficult to compare our financial performance to that of other companies.

The following table provides a reconciliation of GAAP net income to adjusted net income, adjusted earnings per common share and to our adjusted effective tax rate (amounts in thousands unless otherwise noted).

	Three Months Ended March 31,
	2011	2010
Net income applicable to GAIN Capital Holdings, Inc.	$1,403	$65,962
Change in fair value of convertible, redeemable preferred stock embedded derivative	—	(59,463)
Add back of purchased intangible amortization, net of tax	1,065	—

Adjusted net income	$2,468	$6,499

Adjusted earnings per common share(1)
Basic	$0.07	$2.19

Diluted	$0.06	$0.18

Net revenue	$40,382	$41,969
Total expenses	38,146	(27,681)

Income before income tax expense	2,236	69,650
Change in fair value of convertible, redeemable preferred stock embedded derivative	—	(59,463)

Adjusted income before income tax expense	$2,236	$10,187

Income tax expense	$833	$4,090

Adjusted effective tax rate	37.2%	40.1%

(1)

In connection with the completion of the Company’s initial public offering, the Company’s board of directors approved a 2.29-for-1 stock split of the Company’s common stock effective immediately prior to the completion of the Company’s December 2010 IPO, as well as the settlement of the primary share offering which was allocated to all common shareholders on a pro-rata basis resulting in an effective stock split of 2.26-for-1. As a result, all references to common shares, preferred shares, additional paid-in capital, retained earnings (accumulated deficit), share and per share data has been retroactively restated for the three months ended March 31, 2010 to reflect the stock split.

We believe our reporting of adjusted net income and adjusted earnings per common share assists investors in evaluating our operating performance. We also believe adjusted net income and adjusted earnings per common share allow investors to appropriately compare our results for periods before and after our IPO, when the embedded derivative liability was settled. However, adjusted net income and adjusted earnings per common share are not measures of financial performance calculated in accordance with GAAP and such measures should be considered in addition to, but not as a substitute for, other measures of our financial performance reported in accordance with GAAP, such as net income and earnings per common share.

Public Company Expense

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the other rules and regulations of the SEC, as well as the requirements of the Sarbanes-Oxley Act of 2002. These rules and regulations have increased our legal, accounting, auditing and other financial compliance costs. As such, we may incur significant expenditures in the near term to expand our systems and hire and train personnel to assist us in complying with these requirements.

General Market and Economic Conditions

Our volume and financial results are impacted by global market and general economic conditions. We believe that these conditions impact overall retail consumer spending, including the discretionary funds and trading patterns of our customer base. We also believe that forex trading prices and volumes are impacted by volatility across global markets. In the three months ended March 31, 2011, we experienced periods of low and high volatility in reaction to various market conditions. For example, in the first two months of the quarter forex volatility was somewhat muted, while the natural disaster in Japan and economic issues in Europe resulted in elevated forex volatility levels and an increase in our customer trading activity. We are unable to predict the degree and duration of the impact of the current global market and general economic conditions on currency prices and on our business.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2011 and 2010 (dollars in thousands):

					Increase/(Decrease)
	Three Months Ended March 31, 2011	% of Net Revenue	Three Months Ended March 31, 2010	% of Net Revenue	2011 Over 2010

REVENUE:
Trading revenue	$39,828	98.6%	$42,059	100.2%	(5.3)%
Other revenue	927	2.3%	446	1.1%	107.8%

Total non-interest revenue	40,755	100.9%	42,505	101.3%	(4.1)%
Interest revenue	102	0.3%	63	0.2%	61.9%
Interest expense	(475)	(1.2)%	(599)	(1.4)%	(20.7)%

Total net interest revenue / (expense)	(373)	(0.9)%	(536)	(1.3)%	(30.4)%

Net revenue	40,382	100.0%	41,969	100.0%	(3.8)%

EXPENSES:
Employee compensation and benefits	11,144	27.6%	11,218	26.7%	(0.7)%
Selling and marketing	10,212	25.3%	9,863	23.5%	3.5%
Trading expenses and commissions	7,186	17.8%	5,141	12.2%	39.8%
Bank fees	986	2.4%	1,042	2.5%	(5.4)%
Depreciation and amortization	932	2.3%	789	1.9%	18.1%
Purchase intangible amortization	1,697	4.2%	—	—%	100.0%
Communications and data processing	660	1.6%	751	1.8%	(12.1)%
Occupancy and equipment	1,194	3.0%	962	2.3%	24.1%
Bad debt provision	489	1.2%	242	0.6%	102.1%
Professional fees	1,899	4.7%	692	1.6%	174.4%
Change in fair value of convertible preferred stock embedded derivative	—	—%	(59,463)	(141.7)%	(100.0)%
Other	1,747	4.3%	1,082	2.6%	61.5%

Total	$38,146	94.5%	$(27,681)	(66.0)%	(237.8)%

INCOME BEFORE INCOME TAX EXPENSE	$2,236	5.5%	$69,650	166.0%	(96.8)%
Income tax expense	833	2.1%	4,090	9.7%	(79.6)%
NET INCOME	1,403	3.5%	65,560	156.2%	(97.9)%

Net loss applicable to noncontrolling interest	—	—%	(402)	(1.0)%	100.0%

Net income applicable to GAIN Capital Holdings, Inc.	$1,403	3.5%	$65,962	157.2%	(97.9)%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue

Our total net revenue decreased $1.6 million, or 3.8%, to $40.4 million for the year three months ended March 31, 2011, compared to $42.0 million for the three months ended March 31, 2010. Trading revenue decreased $2.3 million to $39.8 million for the three months ended March 31, 2011, compared to $42.1 million for the three months ended March 31, 2010. The decrease in trading revenue was primarily due to low market volatility in the first two months of the year and changes in the mix of the retail trading volume during the quarter that adversely affected our ability to generate revenue in our retail forex business. The foregoing more than offset the achievement of record overall quarterly trading volume, as well as increases of 17.9%, 31.8% and 33.5% in traded retail accounts, funded retail accounts and client assets, respectively, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Retail trading revenue per million traded decreased by $45.4, or 31.4%, to $99.0 for the three months ended March 31, 2011, compared to $144.4 for the three months ended March 31, 2010, and net deposits received from retail customers decreased for the three months ended March 31, 2011 by $1.5 million, or 2.4%, to $60.7, million compared to $62.2 million for the three months ended March 31, 2010.

Our other revenue increased $0.5 million to $0.9 million for the three months ended March 31, 2011 from $0.4 million for the three months ended March 31, 2010, primarily due to an increase in revenue generated from GAIN GTX, our institutional trading platform, which we launched in March 2010.

Our net interest expense decreased $0.1 million to $0.4 million for the three months ended March 31, 2011 compared to $0.5 million for the three months ended March 31, 2010, primarily due to a lower average outstanding balance on our term loan during the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

Operating Expenses

Our total expenses increased $65.8 million to expense of $38.1 million for the three months ended March 31, 2011, compared to $27.7 million of income for the three months ended March 31, 2010, which included a gain of $59.5 million related to the change in fair value of our preferred stock embedded derivative. Other changes in our expenses included a $2.1 million increase in trading expenses and commissions, a $0.6 million increase in other expenses, a $1.7 million increase in purchase intangible amortization, a $0.3 million increase in selling and marketing, a $1.2 million increase in professional fees and a $0.2 million increase in occupancy and equipment.

Employee Compensation and Benefits

Employee compensation and benefits expenses were consistent for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. Compensation and benefits as a percentage of net revenue increased from 26.7% for the three months ended March 31, 2010 to 27.6% for the three months ended March 31, 2011 primarily due to a decrease in trading revenue for the three months ended March 31, 2011 as compared to the same period in 2010. Bonus costs, which are performance based and vary quarter to quarter, represented 15.8% of our employee compensation and benefits for the three months ended March 31, 2011, compared to 17.5% for the three months ended March 31, 2010. The decrease in bonus costs as a percentage of compensation and benefits was due to lower operating results during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Selling and Marketing Expense

Selling and marketing expenses increased $0.3 million, or 3.5%, to $10.2 million for the three months ended March 31, 2011 from $9.9 million for the three months ended March 31, 2010 as we invested in new international marketing programs in support of our global expansion efforts.

Trading Expense and Commissions

Trading expenses and commissions increased $2.1 million to $7.2 million for the three months ended March 31, 2011, compared to $5.1 million for the three months ended March 31, 2010, primarily due to an increase in white label partner and introducing broker commissions. The increase in introducing broker commissions was due to an increase in customer trading volume directed to us from our white label partners and introducing brokers of $42.3 billion to $165.2 billion for the three months ended March 31, 2011, compared to $122.8 billion for the three months ended March 31, 2010. This expense is largely variable and changes principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period.

Purchase intangible amortization

Purchase intangible amortization increased $1.7 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase was due to the amortization of the intangible assets acquired from MG Financial, LLC in August 2010 and Capital Market Services, LLC in October 2010. There was no purchase intangible amortization for the three months ended March 31, 2010.

Professional Fees

Professional fees increased $1.2 million to $1.9 million for the three months ended March 31, 2011, compared to $0.7 million for the three months ended March 31, 2010. This increase was primarily due to an increased use of consultants in connection with our efforts to enhance our financial and management control systems and an annual levy charged to all regulated firms in 2011 in the United Kingdom by the Financial Services Authority. There was no such levy in 2010.

Change in Fair Value of Convertible Preferred Stock Embedded Derivative

The change in fair value of the preferred stock embedded derivative resulted in a gain of $59.5 million for the three months ended March 31, 2010. As the preferred stock embedded derivative was settled in December 2010 in connection with our initial public offering, there was no impact on the three months ended March 31, 2011.

Other Expenses

Other expense increased $0.6 million to $1.7 million for the three months ended March 31, 2011 compared to $1.1 million for the three months ended March 31, 2010, primarily due to an increase in insurance expense related to an increase in coverage following our initial public offering.

Income Taxes

Income taxes decreased $3.3 million to $0.8 million for the three months ended March 31, 2011 from $4.1 million for the three months ended March 31, 2010. Our effective tax rate was 37.2% for three months ended March 31, 2011 and 5.9% for the three months ended March 31, 2010. Our adjusted effective tax rate was 37.2% for the three months ended March 31, 2011 compared to 40.1% for the three months ended March 31, 2010. The difference between our effective tax rate and adjusted effective tax rate is due to the fact that our income tax expense is not affected by the change in fair value of our preferred stock embedded derivative. See the reconciliation of our effective tax rate to our adjusted effective tax rate above.

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations, the issuance of preferred stock and access to secured lines of credit. We plan to finance our future operating liquidity and regulatory capital needs from our operations. Although we have no current plans to do so, we may issue equity or debt securities or enter into additional secured lines of credit from time to time. We expect that our capital expenditures for the next 12 months will be consistent with our historical annual spend.

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

As a holding company, nearly all of our funds generated from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. Some of our operating subsidiaries are subject to requirements of various regulatory bodies, including the CFTC and NFA in the United States, the Financial Services Authority in the United Kingdom, the Financial Services Agency in Japan, the Securities and Futures Commission in Hong Kong, the Australian Securities and Investments Commission and the Cayman Islands Monetary Authority in the Cayman Islands, relating to liquidity and capital standards, which limit funds available for the payment of dividends to the holding company. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GAIN Capital Group, LLC’s net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of March 31, 2011 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$26.68	$39.59	$12.91
GAIN Capital Securities, Inc.	$0.05	$0.43	$0.38
GAIN Capital-Forex.com U.K., Ltd.	$3.25	$19.21	$15.96
Forex.com Japan Co., Ltd.	$4.01	$11.47	$7.46
GAIN Capital Forex.com Australia, Pty. Ltd.	$0.22	$0.79	$0.57
GAIN Capital-Forex.com Hong Kong, Ltd.	$0.39	$1.23	$0.84
GAIN Global Markets, Inc.	$0.10	$0.44	$0.34

Our futures commission merchant and retail foreign exchange dealer subsidiary, GAIN Capital Group, LLC, is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these rules, GAIN Capital Group, LLC is required to maintain adjusted net capital of $20.0 million plus 5.0% of the total payables to customers over $10.0 million, as these terms are defined under applicable rules. Net capital represents our current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets consist primarily of cash and cash equivalents reported on our balance sheet as cash, receivables from brokers and trading securities, which primarily consist of short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, white label partner and introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of March 31, 2011, GAIN Capital Group, LLC had net capital of approximately $85.2 million, adjusted net capital of $39.6 million and net capital requirements of $26.7 million. As of March 31, 2011, our excess net capital was $12.9 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements.

We are required to maintain cash on deposit with our wholesale forex trading partners in order to conduct our trading activities. As of March 31, 2011, we posted $89.1 million in cash with wholesale forex trading partners, of which $23.6 million was required as collateral pursuant to our agreements for holding spot foreign exchange positions with such institutions, and the remaining $65.5 million represented available cash in excess of required collateral. As of March 31, 2011, total client assets were $283.0 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from our clients open positions.

We expect to incur increased costs as a result of having publicly traded common stock. Prior to our initial public offering in December 2010, we were not subject to the reporting requirements of the Exchange Act, or the rules and regulations of the SEC or any securities exchange. We are working to enhance our financial and management control systems, including our corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems, to manage our growth as a public company. We believe that we currently have sufficient capital to satisfy these additional expenses for at least the next 12 months.

Credit Facility

We have a $52.5 million term loan and a $20.0 million revolving line of credit through a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank. On March 29, 2011, we entered into a seventh loan modification agreement related to the term loan. The loan modification extended the time allowed for us to provide monthly consolidated and consolidating balance sheet and income statement information, as well as a certificate confirming compliance with the financial covenants under the term loan during the month, to 45 days after month end, rather than 30 days after month end. In addition, the loan modification changed the debt service coverage financial covenant to provide that we are required to comply with such covenant at the end of each fiscal quarter based on our earnings before income tax expense, interest expense, and depreciation and amortization expense, or EBITDA, for the twelve-month period as of the last day of each quarter. Previously, we were required to comply with this covenant based on our EBITDA for the relevant fiscal quarter. The loan modification also changed the required debt service coverage ratio to a minimum of 3.0 to 1.0 from 2.0 to 1.0.

There was no amount due on the revolving credit line at March 31, 2011. The term loan is payable in 20 quarterly installments of principal and the payments commenced on October 1, 2007. Interest is paid monthly and is based upon the prime rate of interest plus 0.5%. Under the terms of the term loan, when the total funded debt in any quarterly period drops below our EBITDA for such period, the interest rate will decline by 0.5%. The interest rate as of March 31, 2011 was 3.75%. The term loan is secured by certain of our assets, a pledge of our membership interests in our wholly-owned subsidiary GAIN Holdings, LLC and a guarantee by GAIN Holdings, LLC. The term loan maturity date is July 1, 2012. Interest for the revolving line of credit accrues at a floating per annum rate equal to the prime rate of interest plus 0.5%. The amount of availability under the revolving line of credit is determined by subtracting from $20.0 million the amount outstanding under the revolving line of credit. The revolving line of credit maturity date is June 16, 2011. We intend to renew the revolving line of credit upon maturity. As of March 31, 2011, we had $15.8 million outstanding under the term loan and no amounts were outstanding under the revolving line of credit. In accordance with the provisions of our term loan and revolving line of credit as outlined in the loan and security agreement and subsequent modifications, we are required to adhere to various financial, regulatory, operational and reporting covenants. As of March 31, 2011 and during the entire term of the loan and security agreement, we were in compliance with such covenants.

Cash Flow

The following table sets forth a summary of our cash flow for the three-month periods ended March 31, 2011 and 2010, amounts in thousands:

	Three Months Ended March 31,
	2011	2010
Cash provided by operating activities	$57,944	$13,781
Cash used for investing activities	(898)	(1,455)
Cash provided by / (used for) financing activities	(1,265)	(2,666)
Effect of exchange rate changes on cash and cash equivalents	(2,597)	3,766

Net increase in cash and cash equivalents	$53,184	$13,426

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

Amounts posted as collateral with brokers are classified on our balance sheet as receivables from brokers and represent collateral required to be deposited with our wholesale forex trading partners in order for us to hold spot foreign exchange positions, as well as the cash posted with wholesale forex trading partners in excess of required collateral. We post cash with wholesale forex trading partners in excess of required collateral to allow for adverse currency price moves relative to our positions, which would raise our level of required collateral. We receive interest on amounts we have posted as collateral with wholesale forex trading partners. The amount of collateral required by our wholesale forex trading partners in the future is expected to be commensurate with the amount of spot foreign exchange positions that they hold on our behalf. The amount of cash posted with wholesale forex trading partners in excess of required collateral is discretionary and may increase or decrease in future periods as we determine the most efficient uses of our cash.

Our largest operating expenses are employee compensation and benefits, selling and marketing, trading expenses and commissions and income taxes. Employee compensation and benefits include salaries, bonuses and other employee related costs. Selling and marketing expenses include online, search engine advertising, print and television advertising. Trading expenses and commissions consist primarily of compensation paid to our white label partners and introducing brokers. Income taxes are variable based on our taxable income. Other cash expense categories include interest expense on notes payable, bank fees, communications and data processing, occupancy and equipment, professional fees and other miscellaneous expenses. We believe our operating expenses will increase in future periods in order to support the overall growth of our business and to address the increased costs associated with being a publicly traded company.

The embedded derivative was recorded at fair value and changes in the fair value were reflected in other expenses, but the change in fair value of preferred stock embedded derivative had no direct impact on cash flow from operations for the three months ended March 31, 2010. The redemption feature enabled the holders of the preferred stock to elect a net cash settlement on the date of redemption. The convertible, redeemable preferred stock embedded derivative was settled in shares of common stock upon the successful completion of our initial public offering in December 2010.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Cash provided by operating activities was $57.9 million for the three months ended March 31, 2011, compared to $13.8 million for the three months ended March 31, 2010. The primary reasons for the increase in cash provided by operating activities were due to the redemption of $20.1 million in trading securities, decrease in receivables from brokers of $14.2 million, an increase in payables to customers of $11.0 million, an increase in payables to brokers, dealers, FCMs and other regulated entities of $6.8 million, and an increase in accrued expenses and other liabilities of $2.2 million, offset by a decrease in income taxes payable of $4.1 million.

Cash used in investing activities was $0.9 million for the three months ended March 31, 2011, compared to $1.5 million for the three months ended March 31, 2010. The decrease in cash used in investing activities was primarily due to expenditures related to our new corporate headquarters that were made in the three months ended March 31, 2010 which did not recur in the three months ended March 31, 2011.

Cash used for financing activities was $1.3 million for the three months ended March 31, 2011, compared to cash used for financing activities of $2.7 million for the three months ended March 31, 2010. The decrease in cash used for financing activities was due to an increase in proceeds from the exercise of stock options of $0.1 million and an increase in proceeds from the exercise of warrants of $1.3 million for the three months ended March 31, 2011, compared to $0.01 million for the three months ended March 31, 2010.

Capital Expenditures

Capital expenditures were $0.9 million for the three months ended March 31, 2011, compared to $1.4 million for the three months ended March 31, 2010. Capital expenditures for the three months ended March 31, 2011 were primarily related to the development of our trading platforms and websites, while capital expenditures for the three months ended March 31, 2010 were primarily related to new corporate headquarters, which included furniture and technology infrastructure to support our facility.

Contractual Obligations

In the first quarter of 2011, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10- K for the year ended December 31, 2010, except for a reduction in our outstanding debt of $2.6 million due to the occurrence of an additional quarterly payment. The following table sets forth our contractual obligations for debt, operating leases and capital leases as of March 31, 2011 (amounts in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$18,112	$1,572	$2,494	$2,369	$11,677
Debt and capital lease obligations	15,998	10,748	5,250	—	—

Total	$34,110	$12,320	$7,744	$2,369	$11,677

Off-Balance-Sheet Arrangements

At March 31, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on the information currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made; if different estimates reasonably could have been used; or if changes in the estimate that are reasonably likely to occur periodically could materially impact the financial statements. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in our annual report, we believe the following accounting policies to be critical to the estimates and assumptions used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

Foreign exchange contracts generally involve the exchange of two currencies at market rates on a specified date; spot contracts usually require the exchange of currencies to occur within two business days of the contract date. Customer transactions and related revenue and expenses are recorded on a trade-date basis.

Gains or losses are realized when customer transactions are liquidated. Unrealized gains or losses on cash positions revalued at prevailing foreign currency exchange rates (the difference between contract price and market price) at the date of the balance sheet are included in Receivables from brokers, Payables to customers and Payables to brokers, dealers, FCMs and other regulated entities on the Condensed Consolidated Balance Sheet. Changes in net unrealized gains or losses are recorded in Trading revenue on the Condensed Consolidated Statements of Operations and Comprehensive Income.

We earn fees on customer-managed foreign exchange accounts. Fees are comprised of account management, transaction fees and performance fees, all payable monthly. We reported managed account fees of $54,257 in Other revenue for the three months ended March 31, 2011. We reported managed account fees of $36,321 in Other revenue for the three months ended March 31, 2010.

Allowance for Doubtful Accounts

We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against other assets on our Condensed Consolidated Balance Sheet, totaled approximately $0.5 million at March 31, 2011 and $0.6 million at March 31, 2010. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts.

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

We use estimates in determining income tax positions under ASC 740-10-25, Income Taxes. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment and is subject to audit by tax authorities in the ordinary course of business

To the extent we are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement could require use of our cash and result in an increase in our effective income tax rate in the period of resolution.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements. Our net interest revenue is directly affected by the spread between the short-term interest rates we pay our customers on their balances and the short-term interest rates we earn from re-investing their cash. These spreads can widen or narrow when interest rates change. In addition, a portion of our interest income relates to customer balances on which we do not pay interest and, therefore, is directly affected by the absolute level of short-term interest rates. As a result, a portion of our interest income will decline if interest rates fall, regardless of the interest rate spreads that effect the remaining portion of our interest income. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and customer cash held is held in cash and cash equivalents including: cash at banks, deposits at wholesale forex trading partners and in money market funds which invest in short-term U.S. government securities. The interest rates earned on these deposits and investments affects our interest revenue. In addition, the interest we pay on our notes payable is based on the prime rate plus interest of 0.5%. We estimate that as of March 31, 2011, an immediate 100 basis point increase in short-term interest rates would result in approximately $4.2 million more in annual pretax income.

Foreign Currency Exposures

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our assets denominated in foreign currencies as well as our earnings due to the translation of our balance sheet and income statement from local currencies to United States dollars. We currently have limited exposure to currency risk and as of March 31, 2011, 80.2% of our assets, 82.3% of our liabilities, 97.0% of our revenue and 75.0% of our expenses were denominated in U.S. dollars. We currently do not take proprietary directional positions to mitigate our exposure to foreign currency exchange rates. However, as a result of our hedging activities, we are likely to have open positions in various currencies at any given time. For the three months ended March 31, 2011, approximately 96.3% of our average daily trading volume, on any given day, was either naturally hedged, where one of our customers executing a trade in a currency is offset by a trade taken by another customer, or hedged by us with a third-party financial institution. As we implement our growth strategies, our exposure to foreign currency exchange rates may increase and we may consider entering into hedging transactions to mitigate our exposure to foreign currency exchange rates. These hedging transactions may not be successful.

Credit Risk

Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. As a result, we require that each trade must be collateralized in accordance with our margin policies described below. Each customer is required to have minimum funds in their account for opening positions, which we refer to as the initial margin, and for maintaining positions, which we refer to as maintenance margin, depending on the currency pair being traded. Margin requirements are expressed as a percentage of the customer’s total position in that currency, and the customer’s total margin requirement is based on the aggregate margin requirement across all of the positions that a customer holds at any one moment in time. Each net position in a particular currency pair is margined separately. Accordingly, we do not net across different currency pairs, thereby following a fairly conservative margin policy. Our systems automatically monitor each customer’s margin requirements in real time, and we confirm that each of our customers has sufficient cash collateral in his or her account before we execute their trades. If at any point in time a customer has “negative equity” because his or her trading position does not comply with the applicable margin requirement, the position may be automatically partially or entirely liquidated in accordance with our margin policies and procedures. This policy protects both us and the customer. The incidence of negative equity in customer accounts has been immaterial to our operations in the three months ended March 31, 2011 and 2010, which we believe was attributable to our real-time margining and liquidation policies and procedures. Our margin and liquidation policies are set forth in our customer agreements.

We are also exposed to potential credit risk relating to the counterparties with which we hedge our trades and the financial institutions with which we deposit cash. We mitigate these risks by transacting with several of the largest financial institutions in the market. In the event that our access to one or more financial institutions becomes limited, our ability to hedge may be impaired.

Market Risk-Management

We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the risk committee of our board of directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not take proprietary directional market positions and therefore do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of March 31, 2011, we maintained capital levels of $118.8 million, which represented approximately 3.4 times the capital we were required to hold.

Cash Liquidity Risk

In normal conditions, our market making business of providing online forex trading and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currencies pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with nine financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers’ desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds. Collateral on deposit ranged from $83.2 million to $96.6 million in the aggregate, for the three months ended March 31, 2011.

Additionally, we do not actively initiate proprietary positions in anticipation of future movements in the relative prices of currencies, referred to as proprietary directional market positions. However, as a result of our hedging activities, we are likely to have open positions in various currencies at any given time. Similarly, we do not take proprietary directional positions with respect to the future movements in the relative prices of CFDs and gold and silver spot markets. As a market maker, we stand ready to make simultaneous bids/offers for transactions in any of our 48 currency pairs, six metals or 12 CFDs. For the three months ended March 31, 2011 approximately 96.3% of our average daily trading volume was either naturally hedged, where one of our customers executing a trade in a currency is offset by a trade taken by another customer, or hedged by us with a third-party financial institution. We treat trade requests from our customers in two distinct ways, we immediately hedge the trade through the execution of an equal and offsetting trade with our wholesale forex trading partners or we direct the trade into our managed flow portfolio.

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

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective and provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended) occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our quarterly or annual operating results, cash flows or consolidated balance sheet.

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

On March 31, 2011, Shari Streit Jansen, as Chapter 7 Trustee, for the bankruptcy estate of Beau Diamond, brought an adversary proceeding against Gain Capital Holdings, Inc., or GCHI, in the U.S. Bankruptcy Court in the Middle District of Florida. The complaint seeks to recover certain funds transferred to GCHI by Mr. Diamond through an entity for which he acted as managing member, Diamond Ventures, LLC, under federal and state fraudulent transfer laws. The complaint alleges that Mr. Diamond operated a Ponzi scheme, for which he was ultimately convicted, and that these transfers were made in furtherance of Mr. Diamond’s Ponzi scheme. The complaint also alleges that GCHI should have known of Mr. Diamond’s fraud. Since 2006, GCHI has cooperated with regulatory and governmental entities, including the NFA, CFTC, Federal Bureau of Investigation, the U.S. Department of Justice and the Internal Revenue Service, in the course of their respective investigations into Mr. Diamond. At no time was GCHI accused by any such governmental entity of acting inappropriately in connection with GCHI’s customer relationship with Mr. Diamond and Diamond Ventures, LLC or Mr. Diamond’s trading activities. Though we intend to vigorously defend ourselves and believe that the Trustee’s claims are without merit, we can provide no assurances regarding the outcome of this matter.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 describes the various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” There have been no material changes from the risk factors disclosed in that section of our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

(a)	Unregistered Sales of Equity Securities

None.

(b)	Use of Proceeds from Registered Securities

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

(c)	Purchase of Equity Securities by the Issuer

None.

ITEM 5.	OTHER INFORMATION

On May 16, 2011, the Company’s Board of Directors approved a stock repurchase plan which authorizes the expenditure by the Company of up to $10.0 million, in the aggregate, for the purchase of the Company’s common stock in the open market over a one-year period (beginning no earlier than May 19, 2011 and expiring on May 19, 2012). The amount and timing of specific repurchases, if any, will depend upon market conditions, the trading price of the Company’s common stock and other factors to be considered.

On May 13, 2011, the Company closed its acquisition of the retail foreign exchange customer account balances of Deutsche Bank AG, acting through its London Branch (“Deutsche Bank”). As previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on April 21, 2011, in exchange for the customer account balances received from Deutsche Bank (based on preliminary figures, equal to approximately 1,650 customer accounts with an aggregate of approximately $55.0 in total net assets as of May 13, 2011) the Company will pay Deutsche Bank the following consideration (i) an amount, subject to a contractual minimum, calculated by reference to the contract volume generated by the transferring customers on any retail foreign exchange trading platform operated by the Company or any of its controlled affiliates for a period of two years following the closing of the Transaction and (ii) additional payments from certain new accounts that are (A) referred to the Company or any of its controlled affiliates from Deutsche Bank’s online “dbFX” retail foreign exchange trading platform or website or (B) otherwise sourced by the Company or any of its controlled affiliates from Deutsche Bank.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of April 20, 2011 by and among GAIN Capital Group, LLC, and Deutsche Bank AG, acting through its London Branch.*†

31.1	Certification of Chief Executive Officer pursuant to rules 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to rules 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date: May 16, 2011	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	/s/ Henry C. Lyons
Henry C. Lyons
Executive Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 16, 2011	/s/ Daryl J. Carlough
Daryl J. Carlough
Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)