Form 10-Q
period 2011-06-30
GAIN Capital Holdings, Inc.
filed 2011-08-05
CIK 1444363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 3, 2011, the registrant had 34,675,570 shares of common stock, $0.00001 par value per share, outstanding.

GAIN Capital Holdings, Inc.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

PART I- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2011 and 2010	4
	Condensed Consolidated Statement of Changes in Equity	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	34

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6.	Exhibits	36

SIGNATURES		37

EXHIBIT INDEX

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

PART I- FINANCIAL INFORMATION

GAIN CAPITAL HOLDINGS, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

(in thousands, except share data)

	June 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$346,081	$284,210
Short term investments	82	75
Trading securities	—	20,060
Receivables from brokers	100,493	98,135
Property and equipment, net	7,306	7,294
Prepaid assets	10,482	9,938
Goodwill	3,092	3,092
Intangible assets, net	15,128	9,089
Other assets, net	8,193	11,178

Total assets	$490,857	$443,071

Liabilities and Shareholders’ Equity:
Liabilities
Payables to brokers, dealers, FCMs and other regulated entities	$10,681	$6,102
Payables to customers	282,462	250,572
Accrued compensation and benefits	2,463	5,117
Accrued expenses and other liabilities	15,607	10,506
Income tax payable	475	2,550
Notes payable	13,125	18,375

Total liabilities	324,813	293,222

Shareholders’ equity

Common Stock ($0.00001 par value; 60 million shares authorized; 34,700,675 and 31,174,651 shares issued; 34,679,885 and 31,174,651 shares outstanding as of June 30, 2011 and December 31, 2010, respectively)	—	—
Accumulated other comprehensive income	1,291	428
Additional paid-in capital	77,422	73,381
Treasury stock, at cost (20,790 shares at June 30, 2011 and zero shares at December 31, 2010, respectively)	(125)	—
Retained earnings	87,456	76,040

Total shareholders’ equity	166,044	149,849

Total liabilities and shareholders’ equity	$490,857	$443,071

The accompanying notes are an integral part of these condensed consolidated financial statements

GAIN CAPITAL HOLDINGS, INC.

Condensed Consolidated Statements Of Operations And Comprehensive Income

(Unaudited)

(in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Trading revenue	$54,084	$54,459	$93,912	$96,518
Other revenue	1,696	730	2,623	1,176

Total non-interest revenue	55,780	55,189	96,535	97,694
Interest revenue	151	103	253	166
Interest expense	(341)	(585)	(816)	(1,184)

Total net interest expense	(190)	(482)	(563)	(1,018)

Net revenue	55,590	54,707	95,972	96,676

Expenses:
Employee compensation and benefits	12,200	11,379	23,344	22,597
Selling and marketing	8,954	8,772	19,166	18,478
Trading expenses and commissions	8,431	7,129	15,617	12,270
Bank fees	1,137	1,142	2,123	2,184
Depreciation and amortization	968	860	1,900	1,649
Purchased intangible amortization	1,959	—	3,656	—
Communications and data processing	752	719	1,412	1,470
Occupancy and equipment	1,120	957	2,314	1,919
Bad debt provision	114	113	603	355
Professional fees	1,134	529	1,963	967
Product development, software and maintenance	1,100	855	1,950	1,564
Change in fair value of convertible, redeemable preferred stock embedded derivative	—	(820)	—	(60,283)
Other	1,719	1,888	3,686	2,673

Total	39,588	33,523	77,734	5,843

Income before income tax expense	16,002	21,184	18,238	90,833
Income tax expense	5,989	7,389	6,822	11,478

Net income	10,013	13,795	11,416	79,355

Net loss applicable to noncontrolling interest	—	—	—	(402)

Net income applicable to gain capital holdings, inc.	10,013	13,795	11,416	79,757

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	340	(257)	863	(848)

Net comprehensive income	10,353	13,538	12,279	78,909

Net income applicable to GAIN Capital Holdings, Inc. common shareholders	$10,013	$13,538	$11,416	$79,757

Earnings per common share(1):

Basic	$0.29	$4.62	$0.33	$26.79

Diluted	$0.26	$0.37	$0.29	$2.17

Weighted average common shares outstanding used in computing earnings per common share(1):

Basic	34,544,643	2,985,136	34,156,494	2,977,209

Diluted	39,086,435	36,945,784	38,978,908	36,704,088

(1)	In connection with the completion of the Company’s initial public offering in December 2010 (the “IPO”), the Company’s board of directors approved a 2.29-for-1 stock split of the Company’s common stock to be effective immediately prior to the completion of the IPO. The 2.29-for-1 stock split, after giving effect to the receipt by the Company of 407,692 shares of common stock from all of the Company’s pre-IPO common stockholders (on a pro-rata basis) in satisfaction of previously outstanding obligations owed by such stockholders to the Company, resulted in an effective stock split of 2.26-for-1. Accordingly, all references to share and per share data have been retroactively restated for the three months and six months ended June 30, 2010 to reflect the effective 2.26-for-1 stock split.

The accompanying notes are an integral part of these condensed consolidated financial statements

GAIN CAPITAL HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance — December 31, 2010	31,174,651	$—	—	$—	$73,381	$76,040	$428	$149,849
Exercise of options	191,015	—	—	—	378	—	—	378
Exercise of warrants	3,261,575	—	—	—	1,270	—	—	1,270
Conversion of restricted stock units into common stock	73,434	—	—	—	—	—	—	—
Repurchase of shares	—	—	(20,790)	(125)	—	—	—	(125)
Stock compensation expense	—	—	—	—	2,393	—	—	2,393
Foreign currency translation adjustment	—	—	—	—	—	—	863	863
Net income	—	—	—	—	—	11,416	—	11,416

Balance — June 30, 2011	34,700,675	$—	(20,790)	$(125)	$77,422	$87,456	$1,291	$166,044

The accompanying notes are an integral part of these condensed consolidated financial statements

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$11,416	$79,355
Adjustments to reconcile net income to cash provided by operating activities
Loss on foreign currency exchange rates	345	326
Depreciation and amortization	5,556	1,649
Change in fair value of contingent liability	6	—
Deferred taxes	(855)	(2,611)
Amortization of deferred financing costs	44	44
Interest income	60	(19)
Bad debt provision	603	355
Loss on disposal of fixed assets	3	37
Stock compensation expense	2,393	3,198
Change in fair value of preferred stock embedded derivative	—	(60,283)
Changes in operating assets and liabilities:
Short term investments	(7)	—
Trading securities	20,000	5,007
Receivables from brokers	(2,359)	(5,620)
Prepaid assets	(543)	195
Other assets	3,882	3,475
Payables to customers	28,907	14,512
Accrued compensation and benefits	(2,653)	(1,062)
Payables to brokers, dealers, FCMs and other regulated entities	4,579	1,653
Accrued expenses and other liabilities	334	(665)
Income tax payable	(2,075)	8,501

Cash provided by operating activities	69,636	48,047

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,862)	(2,676)
Purchase of subsidiary shares from noncontrolling interest	—	(427)
Purchase of intangible assets	(2,547)	—

Cash used for investing activities	(4,409)	(3,103)

Cash Flows from Financing Activities:
Deferred initial public offering costs	—	(73)
Payment on notes payable	(5,250)	(5,250)
Proceeds from exercise of stock options	378	21
Treasury stock purchases	(125)	—
Proceeds from exercise of warrants	1,270	—

Cash used for financing activities	(3,727)	(5,302)

Effect of exchange rate changes on cash and cash equivalents	371	4,911

Increase in cash and cash equivalents	61,871	44,553
Cash and cash equivalents — beginning of period	284,210	222,524

Cash and cash equivalents — end of period	$346,081	$267,077

Supplementary Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$678	$1,050

Taxes	$4,925	$1,704

Non-cash investing activities:
Purchase of fixed assets in accrued expense and other liabilities	$53	$65

Contingent liability for purchased intangibles acquisition	$7,154	$—

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

The Company generates revenue from trading revenue in its retail forex business and transaction-based commissions in its institutional forex business. The Company generally acts as the counterparty to retail customers’ trades and as an agent for trades conducted by the Company’s institutional customers.

The Company is a Delaware corporation incorporated on March 24, 2006. GAIN Holdings, LLC is a wholly-owned subsidiary of the Company, and owns all outstanding membership units in GAIN Capital Group, LLC (“Group, LLC”), the operating company.

Group, LLC is a registered FCM and a Registered Foreign Exchange Dealer (“RFED”) with the Commodity Futures Trading Commission (“CFTC”). As such, it is subject to the regulations of the CFTC, an agency of the U.S. Government, and the rules of the National Futures Association (“NFA”), an industry self-regulatory organization.

The Company strategically expanded its operations beginning in 2006:

•	GCAM, LLC is a Delaware limited liability company and was formed on April 10, 2006 to operate as a private investment vehicle and to manage accounts on behalf of third-parties.

•	GAIN Global Markets, Inc. (“GGMI”) was incorporated in the Cayman Islands on January 19, 2006. GGMI is registered with the Cayman Islands Monetary Authority (“CIMA”) as an Exchange Contracts Dealer.

•

Group, LLC entered into a joint venture with Rosenthal Collins Group (“RCG”), a leading independent futures clearing firm, that was approved by the U.K. Financial Services Authority (“U.K. FSA”) effective January 2008 in which Group, LLC and RCG each owned a 50% interest in RCG GAIN Limited (“RCGGL”). On December 22, 2008, Group, LLC acquired RCG’s 50% interest in RCGGL. RCGGL’s legal name was subsequently changed to GAIN Capital–Forex.com U.K., Ltd. (“GCUK”).

•

On October 3, 2008, the Company acquired all outstanding common stock of S.L. Bruce Financial Corporation, the parent company of State Discount Brokers, Inc. which is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). The Company subsequently changed the name of State Discount Brokers, Inc. to GAIN Capital Securities, Inc. (“GCSI”).

•

GAIN Capital Holdings International, LLC acquired a 51% controlling interest, with rights to acquire up to a 95% interest, in Fortune Capital Co., Ltd. (“FORTUNE”) on December 12, 2008. On October 1, 2009, the Company increased its ownership interest from 51% to 70% of the outstanding shares and in April 2010, the Company acquired the remaining 30% interest. FORTUNE maintains a Type I financial instruments business registration with Japan’s Financial Services Agency (“Japan FSA”). FORTUNE was subsequently renamed Forex.com Japan Co., Ltd. (“GC Japan”).

•	The Company incorporated GAIN Capital–Forex.com Hong Kong, Ltd. (“GCHK”) on July 9, 2008. In July 2009, GCHK was granted a license by the Hong Kong Securities and Futures Commission (“SFC”).

•	The Company incorporated GAIN Capital–Forex.com Singapore, Ltd. in January 2009.

•	The Company incorporated GAIN Capital Forex.com Australia Pty Ltd. in July 2009.

•	The Company incorporated GAIN Capital Service Company, LLC in May 2010.

•	The Company incorporated GAIN GTX, LLC in November 2010.

•	The Company acquired the customer account balances, customer agreements and customer and marketing lists of MG Financial, LLC (“MG”) in August 2010. See Note 3 for additional information.

•

The Company acquired the customer account balances and effective customer agreements of Capital Market Services, LLC and certain of its affiliates (“CMS”) in October 2010. See Note 3 for additional information.

•	The Company acquired the customer account balances and effective customer agreements of Deutsche Bank AG (“dbFX”) in April 2011. See Note 3 for additional information.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair presentation of the financial statements for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the SEC for interim financial statements, and in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 30, 2011 (the “2010 Form 10-K”). There have been no changes in the significant accounting policies from those included in the 2010 Form 10-K. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of inter-company transactions and balances.

Previously the Company presented the changes in “Payables to customers” and “Receivables from brokers” on a gross basis excluding unrealized foreign exchange transactions on the Condensed Consolidated Statements of Cash Flows. However, due to the short term nature of the foreign exchange transactions, the Company has presented “Payables to customers” and “Receivables from brokers” on a net basis reflecting the effects of foreign exchange transactions for the six months ended June 30, 2011 and 2010. The change in presentation had no effect on cash provided by operating activities.

Previously the Company presented “Deferred financing costs” as a separate line item on the Consolidated Balance Sheet and Condensed Consolidated Balance Sheet. However, due to the immateriality of the amounts during the periods under review in this Form 10-Q, the Company has presented the amount within “Other Assets” in the Condensed Consolidated Balance Sheets presented herein. The change in presentation had no effect on total assets or liabilities.

Previously the Company presented certain costs related to various types of consultants in “Professional fees” on the Consolidated Statement of Operations and Comprehensive Income and Condensed Consolidated Statement of Operations and Comprehensive Income. However, due to the nature of the work performed in relation to the expenses incurred, the Company has presented these amounts within “Product development, software and maintenance” and “Other” expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income presented herein. The change in presentation had no effect on the total expenses.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-05, Comprehensive Income: Presentation of Comprehensive Income. This new standard impacts the presentation requirements of Comprehensive Income. This new standard is effective for fiscal years and quarters beginning after December 15, 2011, however early adoption is permitted. The Company does not expect the adoption of ASU 2011-05 to have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This new standard amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This new standard is effective for fiscal years and quarters beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a material impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This new standard impacts the pro forma reporting requirements for public companies that enter into business combinations that are material on an individual or aggregate basis. This new standard is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, however early adoption is permitted. The adoption of ASU 2010-29 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (ASC 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts — a consensus of the FASB Emerging Issues Task Force, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This amendment requires an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists and to consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The new disclosures are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value is to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The adoption of ASU 2010-20 did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 amends ASC 855, Subsequent Events, by requiring generally less disclosure regarding subsequent events. ASU 2010-09 changes the criteria for determining whether an entity would evaluate subsequent events through the date that financial statements are issued or when they are available to be issued. The Company is still required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 was effective for the Company’s interim period ended June 30, 2010. The adoption of ASU 2010-09 did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements. ASU 2010-6 provides new disclosures and clarifications of existing disclosures and is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll-forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Therefore, ASU 2010-06 was effective for the Company’s fiscal year beginning January 1, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements.

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

•

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Since valuations are based on unobservable inputs, valuation of these products entails a significant degree of judgment.

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of June 30, 2011
	Level 1	Level 2	Level 3	Netting(1)	Total
Assets:

Money market accounts	$33,536	$—	$—	$—	$33,536

Certificates of deposit	82	—	—	—	82

Futures contracts	95	—	—	(56)	39

Investment in gold	150	—	—	—	150

Liabilities:

Contingent liabilities	$—	$—	$7,663	$—	$7,663

	Fair Value Measurements on a Recurring Basis as of December 31, 2010
	Level 1	Level 2	Level 3	Netting(1)	Total
Assets:

Money market accounts	$82,526	$—	$—	$—	$82,526

Certificates of deposit	75	—	—	—	75

Equity securities	60	—	—	—	60

U.S. treasury securities	20,000	—	—	—	20,000

Futures contracts	(70)	—	—	123	53

Investment in gold	142	—	—	—	142

Liabilities:

Contingent liabilities	$—	$—	$1,429	$—	$1,429

(1)	Represents cash collateral netting.

There were no transfers between levels for the six months ended June 30, 2011.

Level 1 Financial Assets

The Company has or had money market accounts, certificates of deposit, U.S. treasury securities, futures contracts and an investment in gold that are Level 1 financial instruments that are recorded based upon listed or quoted market rates. The money market accounts are recorded in Cash and cash equivalents, the certificates of deposit are recorded in Short term investments, the U.S. treasury securities are recorded in Trading securities or Cash and cash equivalents depending upon their maturity and the futures contracts and investment in gold are recorded in Receivables from brokers. During the six months ended June 30, 2011, the Company’s U.S. treasury securities matured and were redeemed.

Level 3 Financial Assets

The Company has a contingent liability associated with future payments to be made to CMS, based upon revenues generated from former CMS customers acquired by the Company in October 2010, for an eighteen month period following their acquisition. The Company also has a contingent liability associated with future payments to be made to dbFX, based upon trading volume generated from former dbFX customers acquired by the Company in April 2011, for a two year period following their acquisition. The contingent liabilities are recorded in Accrued expenses and other liabilities on the condensed consolidated balance sheet. The Company measures the fair value of the future payments based upon the income approach using projected cash flows. See Intangible Assets below for further information.

The table below provides a reconciliation of the fair value of the contingent liabilities measured on a recurring basis for which the Company has designated as Level 3 (amounts in thousands):

Beginning January 1, 2011	$1,429
Purchased intangible assets	7,154
Payments	(832)
Change in fair value of contingent liabilities	(88)

Balance at June 30, 2011	$7,663

Receivables from Brokers

Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	June 30, 2011	December 31, 2010
Required collateral	$25,722	$26,561
Cash in excess of required collateral	75,527	75,443
Open spot foreign exchange positions	(756)	(3,869)

	$100,493	$98,135

The Company has posted funds with brokers as collateral pursuant to the terms of its applicable agreements for holding spot foreign exchange positions with such brokers. In addition, the Company has cash in excess of required collateral, which includes the fair value of futures contracts of $0.1 million. This amount is calculated based upon listed or quoted market rates that approximate fair value at June 30, 2011. Open forex positions include the unrealized gains or losses due to the differences in exchange rates between the dates at which a trade was initiated compared to the exchange rates in effect at the date of the condensed consolidated financial statements. These amounts are reflected as Receivables from brokers on the condensed consolidated balance sheet.

Property and Equipment

Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	June 30, 2011	December 31, 2010
Software	$11,559	$10,120
Computer equipment	4,804	4,587
Leasehold improvements	1,523	1,359
Telephone equipment	701	642
Office equipment	233	223
Furniture and fixtures	212	198
Web site development costs	626	629

	19,658	17,758
Less: Accumulated depreciation and amortization	(12,352)	(10,464)

Property and equipment, net	$7,306	$7,294

Depreciation and amortization expense for property and equipment was $1.9 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively and $0.9 million for each of the three months ended June 30, 2011 and 2010.

Intangible Assets

The Company’s intangible assets consisted of the following as of (amounts in thousands):

	June 30, 2011		December 31, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Customer list	$14,721	$(4,697)	$9,934	$(1,208)
Marketing list	3,355	(70)	—	—
Non-compete agreement	1,553	(97)	—	—
URLs purchased	333	—	333	—
Other intangibles	30	—	30	—

	$19,992	$(4,864)	$10,297	$(1,208)

In August 2010, the Company acquired the account balances and effective customer agreements, customer list and marketing list from MG for $0.5 million. The customer and marketing lists are intangible assets and are being amortized over their useful lives of one-year.

In October 2010, the Company acquired customer account balances and effective customer agreements from CMS for a total of $8.0 million. The Company determined the fair value of the assets acquired was $9.4 million, which includes the payments made to acquire the assets and approximately $1.4 million of future payments at fair value to be made to CMS based upon revenues generated from the CMS customers over an eighteen-month period following the closing of the acquisition. The future payments are considered a contingent liability and the Company marks to market the liability on a quarterly basis. The purchase price was allocated to customer list and is being amortized over its useful life of eighteen-months. As of June 30, 2011, the fair value of the contingent liability was determined to be $0.6 million.

In April 2011, the Company acquired customer account balances and effective customer agreements from Deutsche Bank AG, for an upfront payment and additional contractual future payments to be made to dbFX based upon volume generated from the acquired dbFX customers over a two-year period following the closing of the acquisition. The Company also acquired a marketing list from Deutsche Bank and agreed to make certain payments to Deutsche Bank if new customers are obtained from such list over the same two-year period. The future payments are considered a contingent liability and the Company marks to market the liability on a quarterly basis. The preliminary fair value of the assets acquired was $9.7 million and approximately $4.8 million was allocated to the customer list, $3.4 million was allocated to the marketing list and $1.5 million was allocated to the non-compete agreement. The portions allocated to customer list and marketing list are being amortized over their useful life of six years. The portion allocated to the non-compete intangible amount is being amortized over its useful life of two years. As of June 30, 2011, the fair value of the contingent liability was determined to be $7.2 million.

Amortization expense for the purchased intangibles for the three months and six months ended June 30, 2011 was $1.9 million and $3.6 million, respectively. There was no such amortization expense for the three months and six months ended June 30, 2010. The Company’s estimated amortization expense for the five fiscal years ending subsequent to June 30, 2011 is as follows (amounts in thousands):

Years Ended December 31:
2011	$4,301
2012	4,238
2013	1,649
2014	1,358
2015	1,358

Total	$12,904

Goodwill

Goodwill consisted of the following as of (amounts in thousands):

	June 30, 2011	December 31, 2010
GC Japan	$1,278	$1,278
GCAM, LLC	1,078	1,078
GAIN Capital Securities, Inc.	533	533
GAIN Capital-Forex.com U.K., Ltd.	203	203

	$3,092	$3,092

Other Assets

Other assets consisted of the following as of (amounts in thousands):

	June 30, 2011	December 31, 2010
Vendor and security deposits	$3,620	$3,603
Current tax (payable) receivable	(599)	1,826
Deferred tax assets	3,973	3,119
Deferred financing costs	95	138
Miscellaneous receivables	1,104	2,492

	$8,193	$11,178

4.	RELATED PARTY TRANSACTIONS

Management has personal funds on deposit in customer accounts of Group, LLC, recorded in Payables to customers on the Condensed Consolidated Balance Sheet. The balance was $0.9 million and $2.8 million at June 30, 2011 and December 31, 2010, respectively.

GCSI entered into a master hosting services agreement on September 16, 2003 with Scivantage. Scivantage provides the technology infrastructure hosting facility for GCSI, who provides brokerage securities services. In January 2010 and December 2010, GCSI entered into separate agreements with Scivantage relating to certain technology consulting services. The consulting services relate to the build-out and enhancement of certain features of GCSI’s trading platform. Two members of the Company’s board of directors, Messrs. Calhoun and Sugden, are members of the board of directors of Scivantage.

5.	TERM LOAN AND REVOLVER

The Company has a $52.5 million term loan and a $20.0 million revolving line of credit through a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank. The term loan is payable in 20 quarterly installments of principal and the payments commenced on October 1, 2007. Interest is paid monthly and is based upon the prime rate of interest plus 0.5%. Under the terms of the term loan, when the total funded debt drops below earnings before income tax expense, interest expense, and depreciation and amortization expense, or EBITDA, the interest rate will decline by 0.5%. The interest rate applicable to the term loan as of June 30, 2011 was 3.75%. The term loan is secured by certain of the Company’s assets, a pledge of the Company’s membership interests in the Company’s wholly-owned subsidiary GAIN Holdings, LLC and a guarantee by GAIN Holdings, LLC. The term loan maturity date is July 1, 2012. Interest for the revolving line of credit accrues at a floating rate per annum equal to the prime rate of interest plus 0.5%. The amount of availability under the revolving line of credit is determined by subtracting from $20.0 million the amount outstanding under the revolving line of credit. The maturity date of the revolving line of credit was June 16, 2011.

On March 29, 2011, the Company and Lenders entered into a seventh loan modification agreement which, among other things, changed the required debt service coverage ratio to a minimum of 3.0 to 1.0 from 2.0 to 1.0. On June 16, 2011, the Company entered into an eighth loan modification agreement related to its existing loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank. The loan modification extended the maturity date of the revolving line of credit from June 16, 2011 to August 15, 2011. No other changes were made to the terms of the revolving line of credit.

As of June 30, 2011, the Company had $13.1 million outstanding under the term loan and no amounts were outstanding under the revolving line of credit. In accordance with the provisions of the Company’s term loan and revolving line of credit as outlined in the loan and security agreement and subsequent modifications, the Company is required to adhere to various financial, regulatory, operational and reporting covenants. As of June 30, 2011 and during the entire term of the loan and security agreement, the Company was and has been in compliance with such covenants.

The carrying amount of the Company’s term loan approximates fair value. As of June 30, 2011, the following amounts were due for future maturities of the notes (amounts in thousands):

Years Ended December 31:
2011	$5,250
2012	7,875

$13,125

Loan fees were capitalized to deferred finance costs and are being amortized over the life of the loan. Deferred loan costs amortized to interest expense were immaterial for the three months and six months ended June 30, 2011 and 2010, respectively. The Company had deferred financing costs of $0.1 million at June 30, 2011 and December 31, 2010, which were classified within Other assets on the Condensed Consolidated Balance Sheet.

6.	EQUITY

Issuance of Equity Securities

On December 20, 2010 the Company completed its IPO of 9,000,000 shares of common stock at an offering price of $9.00 per share, of which 407,692 shares were sold by the Company and 8,592,308 shares were sold by selling stockholders, resulting in net proceeds to the Company of $4.0 million, after deducting underwriting discounts (which included a $0.6 million reimbursement by the underwriters for the Company’s out-of-pocket expenses incurred during the offering). Upon the closing of the IPO, all of the Company’s previously outstanding shares of convertible preferred stock were automatically converted into 27,757,770 shares of common stock, in accordance with the Company’s Second Amended and Restated Certificate of Incorporation. As a result of the conversion of the convertible preferred stock, the associated embedded derivative liability previously recorded by the Company was settled and recorded to additional paid-in-capital.

Common Stock

At June 30, 2011 and December 31, 2010, the Company had authorized 60,000,000 shares of common stock, of which 34,700,675 were issued and 34,679,885 were outstanding as of June 30, 2011. As of December 31, 2010, 31,174,651 shares were issued and outstanding.

Warrants

During the six months ended June 30, 2011, all outstanding warrants were exercised, which, after net settlement, resulted in the issuance of 3,261,575 shares of common stock. At June 30, 2011 and December 31, 2010, the Company had outstanding zero and 3,297,733 warrants to purchase shares of its common stock.

Share Repurchase

On May 13, 2011, the Company’s Board of Directors approved a share repurchase plan which authorized the expenditure of up to $10.0 million for the purchase of the Company’s common stock over a one-year period. The amount and timing of specific repurchases depends on market conditions, the trading price of the Company’s common stock and other factors. For the six months ended June 30, 2011, the Company repurchased 20,790 shares for approximately $0.1 million of the initial $10.0 million authorized and, therefore, $9.9 million remains available under the repurchase program.

7.	SHARE BASED COMPENSATION

Stock based compensation is recognized in accordance with FASB ASC 718-10, Stock Compensation. Companies are required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

Stock Options and restricted stock expected to vest are determined by applying the pre-vesting forfeiture rate assumptions to total outstanding stock options and restricted stock.

Total share-based compensation for the three months and six months ended June 30, 2011 and 2010 are summarized in the following table (amounts in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Stock options	$244	$—	$417	$—
Restricted stock units / Restricted stock awards	1,186	1,482	1,926	3,198
Employee stock purchase plan	20	—	50	—

	$1,450	$1,482	$2,393	$3,198

During the six months ended June 30, 2011, 0.4 million shares of restricted stock and approximately 0.4 million options to purchase common stock, valued at $2.9 million and $1.3 million, respectively, were granted to employees and non-employee members of the Board of Directors.

We determine the fair value of restricted stock units and awards at the date of grant based on the value of our common stock. We determine the fair value of our stock option awards at the date of grant using a Black-Scholes valuation model. This model requires us to make assumptions and judgments on the expected volatility, dividend yield, the risk-free interest rate and the expected term of our option. We utilized the following assumptions for stock options granted:

Six Months Ended June 30, 2011
Valuation Assumptions
Risk-Free Rate	2.3%
Expected Volatility	47.6%
Expected Term (years)	4.8
Dividend Yield	—

The following table summarizes the stock option activity under all plans from January 1, 2011 through June 30, 2011:

Options

Outstanding at January 1, 2011	4,681,196
Granted	376,669
Exercised	(191,015)
Forfeited	(61,122)

Outstanding at June 30, 2011	4,805,728

The table below summarizes the activity for the shares outstanding for the Company’s restricted stock units and restricted stock awards during the six months ended June 30, 2011:

	Restricted Stock Units	Restricted Stock Awards

Outstanding at January 1, 2011	1,891,881	—
Granted	42,000	354,640
Exercised / Delivered	(73,434)	—
Forfeited	(44,067)	(1,000)

Outstanding at June 30, 2011(1)	1,816,380	353,640

(1)	The outstanding restricted stock units include approximately 1.5 million restricted stock units which are vested, but the underlying shares of stock have not yet been delivered. Delivery of the underlying shares of stock will occur on the earlier of December 31, 2014 or the date at which the employee ceases to be employed by, or provide services to, the Company.

8.	LEGAL

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

Litigation

On February 15, 2011, the Company was informed by Broadband Graphics, LLC, or Broadband, that Broadband believes the Company infringed certain patents it owns. Broadband filed a complaint reflecting the foregoing with the U.S. District Court for the District of Oregon. From a review of public records, it appears that Broadband has taken similar action against several other companies in the forex brokerage industry, with such other matters generally resulting in a settlement of litigation. On June 14, 2011, the Company settled this matter for an amount that was not considered to be material to its business.

On March 31, 2011, Shari Streit Jansen, as Chapter 7 Trustee for the bankruptcy estate of Beau Diamond, brought an adversary proceeding against the Company, as well as several other forex trading firms, in the U.S. Bankruptcy Court in the Middle District of Florida. The complaint seeks to recover certain funds transferred to the Company by Mr. Diamond through an entity for which he acted as managing member, Diamond Ventures, LLC, under federal and state fraudulent transfer laws. The complaint alleges that Mr. Diamond defrauded customers of Diamond Ventures, LLC, for which activities he was ultimately convicted, and that these transfers were made in furtherance of Mr. Diamond’s fraudulent scheme. The complaint also alleges that the Company should have known of Mr. Diamond’s fraud. Since 2006, the Company has cooperated with regulatory and governmental entities, including the NFA, CFTC, Federal Bureau of Investigation, the U.S. Department of Justice and the Internal Revenue Service, in the course of their respective investigations into Mr. Diamond. At no time was the Company accused by any such governmental entity of acting inappropriately in connection with the Company’s customer relationship with Mr. Diamond and Diamond Ventures, LLC or Mr. Diamond’s trading activities. On June 16, 2011, the Company moved to dismiss the complaint. That motion has not yet been heard. The Company intends to continue vigorously defending itself.

9.	INCOME TAXES

The Company’s provision for income taxes was $6.8 million and $11.5 million for the six months ended June 30, 2011 and 2010, respectively. These amounts reflect effective tax rates of 37.4% and 12.6% for the six months ended June 30, 2011 and 2010, respectively. The Company’s effective tax rate of 37.4% for the six months ended June 30, 2011 reflects the Company’s estimate of the annual effective tax rate. During the six months ended June 30, 2010, the Company had a gain on the change in the embedded derivative liability which resulted in a decrease on the Company’s effective tax rate. As a result of the Company’s initial public offering in December 2010 the embedded derivative liability associated with the preferred stock was settled. Accordingly, there was no comparable impact during the six months ended June 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Condensed Consolidated Balance Sheet.

The following table reconciles the Company’s provision to the U.S. federal statutory income tax rate for the periods indicated:

	Six Months Ended
	June 30, 2011	June 30, 2010
Federal income tax at statutory rate	35.00%	35.00%
Increase/(decrease) in taxes resulting from:

State income tax	2.40%	1.16%
Embedded derivative	0.00%	(23.23)%
Foreign rate differential	(0.02)%	(0.22)%
Meals & entertainment	0.15%	0.04%
R&D credit	(0.72)%	0.00%
Other permanent differences	0.60%	(0.11)%

Effective Tax Rate	37.41%	12.64%

10.	REGULATORY REQUIREMENTS

Group, LLC, a FCM and RFED subsidiary, is subject to the CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these rules, Group, LLC is required to maintain adjusted net capital of $20.0 million plus 5.0% of the total payables to customers over $10.0 million. Group, LLC was compliant with CFTC and NFA regulations and required capital levels at June 30, 2011.

GGMI, the Company’s Cayman Island subsidiary, is a registered securities arranger with the Cayman Islands Monetary Authority. GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or $100,000. A licensee must at all times maintain financial resources in excess of its financial resources requirement. GGMI was compliant with CIMA regulations and required capital levels at June 30, 2011.

GCSI is a broker-dealer registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. GCSI is a member of the FINRA, Municipal Securities Rulemaking Board (“MSRB”), and Securities Investor Protection Corporation (“SIPC”). GCSI is required to maintain a minimum net capital balance (as defined) of $0.05 million, pursuant to the SEC’s Uniform Net Capital Rule 15c3-1. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. GCSI was compliant with the regulations and required capital levels at June 30, 2011.

GCUK, is a registered full scope BIPRU 730K investment firm, regulated by the U.K. FSA. It is required to maintain the greater of $1.1 million (730k Euros) or the Financial Resources Requirement which is the sum of the firm’s operational, credit, counterparty, and forex risk. GCUK was compliant with U.K. FSA regulations and required capital levels at June 30, 2011.

GC Japan, a registered Type I financial instruments business firm regulated by the Financial Services Agency of Japan in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). It is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 140%. This calculation is derived by dividing Net Capital by the sum of GC Japan’s market risk, counterparty credit risk, and operational risk. GC Japan was compliant with regulations and required capital levels at June 30, 2011.

GAIN Capital Forex.com Australia, Pty Ltd. (“GCAU”) holds an Australian Financial Services License issued by the Australian Securities & Investments Commission (“ASIC”). GCAU is required to maintain a minimum capital requirement of $0.01 million (0.01 million AUD) plus 5% of adjusted liabilities between $1.1 million (1 million AUD) and $106 million (100 million AUD). GCAU was compliant with regulations and required capital levels at June 30, 2011

GCHK is a Type 3 leveraged foreign exchange trading firm registered with the SFC operating as an approved introducing agent. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of the higher of $0.39 million or the sum of 1.5% of its aggregate gross foreign currency position and 5% of its adjusted liabilities calculated in accordance with the Securities and Futures (Financial Resources) Rules (Cap.571N). GCHK was compliant with SFC regulations and required capital levels at June 30, 2011.

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of June 30, 2011 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$24.91	$49.77	$24.86
GAIN Global Markets, Inc.	$0.10	$0.42	$0.32
GAIN Capital Securities, Inc.	$0.05	$0.34	$0.29
GAIN Capital-Forex.com U.K., Ltd.	$3.96	$17.82	$13.86
Forex.com Japan Co., Ltd.	$4.31	$12.08	$7.77
GAIN Capital Forex.com Australia, Pty. Ltd.	$0.21	$0.39	$0.18
GAIN Capital-Forex.com Hong Kong, Ltd.	$0.39	$1.05	$0.66

11.	SEGMENT INFORMATION

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

For the three months and six months ended June 30, 2011 and 2010, no single customer accounted for more than 10% of the Company’s trading revenue. The Company does not allocate revenues by geographic regions since the Company does not have a method to systematically attribute trading volume from a geographic region to associated trading revenue from such geographic region.

12.	SUBSEQUENT EVENTS

As of August 4, 2011, the Company repurchased approximately 0.07 million shares of treasury stock, at a cost of approximately $0.4 million.

The Company has evaluated its subsequent events through the filing date of this Form 10-Q Report.

******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

In this Quarterly Report on Form 10-Q, the words “GAIN”, the “Company”, “our”, “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. Our fiscal quarter ended on June 30, 2011.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s current beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that we “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the section entitled “Item 1A – Risk Factors” in our Annual Report on Form 10- K for the year ended December 31, 2010, and discussed elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described therein and herein are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair the business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

Introduction

We are an online provider of retail and institutional foreign exchange, or forex, trading and related services founded in 1999 by a group of experienced trading and technology professionals. We offer customers 24-hour direct access to the global over-the-counter, or OTC, foreign exchange markets. We also offer retail customers located outside the United States access to other global markets on an OTC basis, including equity indices and commodities via “contracts-for-difference”, or CFDs, which are investment products with returns linked to the performance of an underlying commodity, index or security. Globally, we currently offer 48 currency pairs and 18 CFDs, which includes six pairs involving precious metals.

We evaluate our business primarily through financial metrics, including revenue, adjusted net income, a non-GAAP measure, and adjusted EBITDA (earnings before interest expense, provision for income taxes, depreciation and amortization), a non-GAAP measure. In addition, we review various key operating metrics described below to evaluate the performance of our business.

Business Overview

Financial Metrics

For the six months ended June 30, 2011, we generated $96.0 million of total net revenue and net income of $11.4 million. For the three months ended June 30, 2011, we generated $55.6 million of total net revenue and net income of $10.0 million. For the six months ended June 30, 2010, we generated $96.7 million of total net revenue and net income of $79.8 million, including a gain of $60.3 million relating to the change in fair value of our preferred stock embedded derivative. For the three months ended June 30, 2010, we generated $54.7 million of total net revenue and net income of $13.8 million, including a gain of $0.8 million relating to the change in fair value of our preferred stock embedded derivative. The preferred stock embedded derivative liability was attributable to the redemption feature of our previously outstanding preferred stock which allowed the holders of our preferred stock at any time on or after March 31, 2011, to require us to redeem all of the shares of preferred stock then outstanding. The preferred stock embedded derivative was a non-cash liability and, therefore, caused net income to fluctuate but did not reflect our operating performance. This redemption provision and the associated embedded derivative liability are no longer required to be recognized due to the conversion of all of our outstanding preferred stock in connection with our initial public offering (“IPO”) in December 2010.

Excluding the impact of amortization related to purchased intangibles, our adjusted net income for the six months ended June 30, 2011 was $13.7 million, compared to adjusted net income of $19.5 million for the six months ended June 30, 2010, which also excludes the impact of a $60.3 million gain relating to the change in fair market value of our embedded derivative in such latter period. Excluding the impact of amortization related to purchased intangibles, our adjusted net income for the three months ended June 30, 2011 was $11.2 million, compared to adjusted net income of $13.0 million for the three months ended June 30, 2010, which also excludes the impact of a $0.8 million gain relating to the change in fair market value of our embedded derivative in such latter period. Adjusted net income is a non-GAAP financial measure. We provide a reconciliation of net income to adjusted net income under “— Operating Expenses – Change in Fair Value of Convertible Preferred Stock Embedded Derivative and Adjusted Net Income” below.

Operating Metrics

We believe the following operating measurements are the main drivers of our revenue:

•	customer trading volume;

•	retail trading revenue per million traded;

•	net deposits received from retail customers;

•	funded retail accounts;

•	traded retail accounts; and

•	client assets.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Customer trading volume (billions)	$454.6	$423.5	$967.1	$739.0

Retail trading volume (billions)	$357.2	$355.6	$759.7	$646.9

Institutional trading volume (billions)	$97.4	$67.9	$207.4	$92.1

Retail trading revenue per million traded	$151.4	$153.2	$123.6	$149.2

Net deposits received from retail customers (millions)	$64.3	$75.6	$125.1	$137.7

Funded retail accounts	78,395	65,294	78,395	65,294

Traded retail accounts	36,868	34,174	47,395	42,992

Client Assets (millions)	$293.1	$222.2	$293.1	$222.2

Customer trading volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our customers. Retail trading revenue per million traded is the revenue we realize from our forex and CFD trading activities (including the revenue we realize from the difference between the “bid” price and the “offer” price for our customer’s executed trades, or the spread revenue) per one million of U.S. dollar-equivalent trading volume, and is calculated as retail trading revenue divided by the result obtained from dividing the U.S. dollar-equivalent of trading volume by one million. Net deposits received from retail customers represents customers’ deposits less withdrawals for a given period, and correlates to our customers’ ability to place additional trades, which potentially increases our trading volumes. Funded retail accounts represent retail customers who maintain cash balances with us. We believe the number of funded retail accounts is an important indicator of our ability to attract new retail customers that can potentially lead to trading volume and revenue in the future, however, it does not represent actual trades executed. Traded retail accounts represent customers who executed at least one trade during the relevant period. We believe traded retail accounts is an important operating metric because it correlates to our trading volume and revenue. Client assets represent amounts due to clients, including customer deposits and unrealized gains or losses arising from open positions.

Our customer base resides in over 140 countries outside of the United States. We divide our customers into three categories. The first category relates to direct customers sourced through our retail forex trading website, FOREX.com, which is a currency trading Internet site available in English, traditional and simplified Chinese, Japanese, Russian and Arabic, and provides currency traders of all experience levels with a full-service trading platform, along with extensive educational and support tools. The second category relates to indirect customers sourced through either retail financial services firms that direct customers to us, which we refer to as introducing brokers, or financial institutions which offer our currency trading services to their existing client base under their own brand, which we refer to as white label partners. The third category relates to institutional customers sourced through hedge funds, institutional asset managers and proprietary trading firms. For the three months ended June 30, 2011, 44.1% of customer trading volume was generated from our direct customers, 34.4% was generated from introducing brokers and white label partners and 21.4% was generated from our institutional customers, compared to 48.5%, 35.5% and 16.0%, respectively, for the three months ended June 30, 2010. For the six months ended June 30, 2011, 45.3% of customer trading volume was generated from our direct customers, 33.3% was generated from introducing brokers and white label partners and 21.5% was generated from our institutional customers, compared to 50.6%, 36.9% and 12.5%, respectively, for the six months ended June 30, 2010. The decrease in customer trading volume generated from our direct customers for the three months and six months ended June 30, 2011 as compared to the same periods for 2010 was largely attributable to our continuing international expansion and the resulting shift in trading volume to foreign markets where we are more likely to work with introducing brokers and white label partners. In addition, in the three months and six months ended June 30, 2011, our institutional trading volume accounted for a significantly higher percentage of our overall trading volume than in the comparable periods in 2010.

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

•

for trades that are hedged with one of our wholesale forex trading partners, we receive the difference between the retail bid/offer spread we offer our customers and the wholesale bid/offer spread we receive from the wholesale forex trading partners; and

•	with respect to the remaining customer trades, which we refer to as our net exposure, we receive the net gains or losses generated through these transactions.

For the three months and six months ending June 30, 2011, approximately 96.2% and 96.3%, respectively, of our average daily retail trading volume was either naturally hedged or hedged by us with one of our wholesale forex trading partners, and the remaining 3.8% and 3.7%, respectively, of our average daily trading volume for such respective periods consisted of our net exposure.

We manage our net exposure by applying position and exposure limits established under our risk-management policies and by continuous, active monitoring by our traders. Based on our risk management policies and procedures, over time a portion of our net exposure may be offset and hedged with our wholesale forex trading. Though we do not actively initiate proprietary directional market positions in anticipation of future movements in the relative prices of the products we offer, through our net exposure we are likely to have open positions in various products at any given time. In the event of unfavorable market movements, we may take a loss on such positions.

Approximately 78.6% and 78.5% of our customer trading volume for the three months and six months ended June 30, 2011, respectively, was generated by our retail forex business, compared to 84.0% and 87.5% for the three months and six months ended June 30, 2010, respectively. The remaining 21.4% and 21.5% of our customer trading volume for the three months and six months ended June 30, 2011, respectively, was generated by our GAIN GTX institutional forex trading business, compared to 16.0% and 12.5% for the three months and six months ended June 30, 2010, respectively. We generate revenue in our GAIN GTX institutional forex trading business by earning a commission on each transaction, which is recorded under other revenue.

Trading revenue represented 97.9% of our total net revenue for the six months ended June 30, 2011, and 99.8% of our total net revenue for the six months ended June 30, 2010. Trading revenue represented 97.3% of our total net revenue for the three months ended June 30, 2011, and 99.5% of our total net revenue for the three months ended June 30, 2010. We believe that our customer trading volumes are driven by ten main factors. Six of these factors are broad external factors outside of our control which generally impact forex market trading, as well as our customer trading volumes, and include:

•	changes in the financial strength of market participants;

•	economic and political conditions;

•	trends in business and finance;

•	changes in the supply, demand and volume of foreign currency transactions;

•	legislative changes; and

•	regulatory changes.

Many of the above factors impact the volatility of foreign currency rates, which has generally been positively correlated with forex trading volume. Our customer trading volume is also affected by the following additional factors:

•	the effectiveness of our sales activities;

•	the competitiveness of our Forex.com offerings;

•	the effectiveness of our customer service team; and

•	the effectiveness of our marketing activities.

In order to increase customer trading volume, we focus our marketing and our customer service and education activities on attracting new customers and increasing overall customer trading activity.

For the three months and six months ended June 30, 2011 and 2010, no single customer accounted for more than 5% of our trading volume for the period.

Other revenue is comprised of revenue from our GAIN GTX institutional business; account management, transaction and performance fees related to customers who have assigned trading authority to our subsidiary Gain Capital Asset Management, or GCAM; inactivity and training fees charged to customer accounts; and other miscellaneous items. For the three months ended June 30, 2011, other revenue was $1.7 million, which included GAIN GTX revenue of $0.9 million, compared to $0.7 million and $0.5 million, respectively, for the three months ended June 30, 2010. For the six months ended June 30, 2011, other revenue was $2.6 million, which included GAIN GTX revenue of $1.9 million, compared to $1.2 million and $0.7 million, respectively, for the six months ended June 30, 2010.

Net interest expense consists primarily of the revenue generated by our cash and customer cash held by us at banks, in money market funds and on deposit at our wholesale forex trading partners, less interest paid to customers on their net account value and interest expense on notes payable. A customer’s net account value equals cash on deposit plus the marking to market of open positions as of the measurement date.

Our cash and customer cash is generally invested in money market funds which primarily invest in short-term U.S. government securities. Such deposits and investments earned interest at an average effective rate of approximately 0.1% for each of the three months and six months ended June 30, 2011 and 2010. Interest paid to customers varies among customer accounts primarily due to the net value of a customer account, as well as interest promotions that we may make available from time to time. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest expense was $0.2 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively. Net interest expense was $0.6 million and $1.0 million for the six months ended June 30, 2011 and 2010, respectively.

Operating Expenses

Employee Compensation and Benefits

Employee compensation and benefits includes salaries, bonuses, stock-based compensation, group insurance, contributions to benefit programs and other related employee costs.

Selling and Marketing

Our marketing strategy employs a combination of direct online marketing and focused branding programs, with the goal of raising awareness of our retail forex trading Internet website, FOREX.com, and attracting customers in a cost-efficient manner. As part of our strategy to attract new accounts and client assets, we continue to invest in new international marketing programs in support of our global expansion efforts.

Selling and marketing expenses for the three months and six months ended June 30, 2011 remained relatively consistent with the three months and six months ended June 30, 2010, increasing by 2.1% and 3.7%, respectively.

Trading Expense and Commissions

Trading expense and commissions consists primarily of compensation paid to our white label partners and introducing brokers. We generally provide white label partners with the platform, systems and back-office services necessary for them to offer forex trading services to their customers. We also establish relationships with introducing brokers that identify and direct potential forex trading customers to us. White label partners and introducing brokers generally handle marketing and the other expenses associated with attracting customers. Accordingly, we do not incur any incremental sales and marketing expense in connection with trading revenue generated by customers provided through our white label partners and introducing brokers. We do, however, pay a portion of this trading revenue to our white label partners and introducing broker partners and record this payment under trading expense. This expense is largely variable and changes principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. Our indirect business accounted for 34.6%, 42.5% and 42.4% of retail trading volume for 2009, 2010 and the first six months of 2011, respectively.

Change in Fair Value of Convertible Preferred Stock Embedded Derivative and Adjusted Net Income

Our previously outstanding Convertible, Redeemable Preferred Stock Series A, Series B, Series C, Series D, and Series E contained a redemption feature which allowed the holders of our preferred stock at any time on or after March 31, 2011 to require us to repurchase such securities. We had determined that this redemption feature effectively provided such holders with an embedded option derivative meeting the definition of an “embedded derivative” pursuant to FASB ASC 815, Derivatives and Hedging. Consequently, the embedded derivative was required to be bifurcated and accounted for separately. This redemption feature and related accounting treatment is no longer required to be recognized following conversion of all of our then outstanding preferred stock into common stock in connection with our IPO. Historically, in accordance with FASB ASC 815, we adjusted the carrying value of the embedded derivative to the fair value of our Company at each reporting date, based upon the Black-Scholes options pricing model, and reported the preferred stock embedded derivative liability on the Consolidated Statements of Financial Condition, with changes in fair value recorded in our Consolidated Statements of Operations and Comprehensive Income. Historically, this impacted our net income, but did not affect our cash flow generation or operating performance. The embedded derivative caused our earnings to fluctuate, but in our view was not indicative of our historical or expected future operating performance.

Adjusted net income is a non-GAAP financial measure and represents our net income/(loss) excluding (i) the change in fair value of the embedded derivative in our preferred stock for periods prior to 2011 and (ii) the after-tax impact of amortization of purchased intangibles. As noted above, the embedded derivative in our preferred stock was extinguished at the time of our IPO. Accordingly, beginning in 2011, we no longer include an adjustment for changes in fair value of the embedded derivative and adjusted net income represents our net income excluding only the after-tax impact of amortization of purchased intangibles. This non-GAAP financial measure has certain limitations, including that it does not have a standardized meaning and, therefore, our definition may be different from similar non-GAAP financial measures used by other companies or analysts. Therefore, it may be more difficult to compare our financial performance to that of other companies.

The following table provides a reconciliation of GAAP net income to adjusted net income and adjusted earnings per common share (amounts in thousands unless otherwise noted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income applicable to GAIN Capital Holdings, Inc.	$10,013	$13,795	$11,416	$79,757
Change in fair value of convertible, redeemable preferred stock embedded derivative	—	(820)	—	(60,283)
Add back of purchased intangible amortization, net of tax	1,230	—	2,295	—

Adjusted net income	$11,243	$12,975	$13,711	$19,474

Adjusted earnings per common share(1):
Basic	$0.33	$4.35	$0.40	$6.54

Diluted	$0.29	$0.35	$0.35	$0.53

(1)

In connection with the completion of our initial public offering in December 2010 (the “IPO”), our board of directors approved a 2.29-for-1 stock split of our common stock to be effective immediately prior to the completion of the IPO. The 2.29-for-1 stock split, after giving effect to the receipt by us of 407,692 shares of common stock from all of our pre-IPO common stockholders (on a pro-rata basis) in satisfaction of previously outstanding obligations owed by such stockholders to us, resulted in an effective stock split of 2.26-for-1. Accordingly, all references to share and per share data have been retroactively restated for the three months and six months ended June 30, 2010 to reflect the effective 2.26-for-1 stock split.

The following table provides a reconciliation of our effective tax rate to our adjusted effective tax rate (amounts in thousands unless otherwise noted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income before income tax expense	$16,002	$21,184	$18,238	$90,833
Change in fair value of convertible, redeemable preferred stock embedded derivative	—	(820)	—	(60,283)

Adjusted income before income tax expense	$16,002	$20,364	$18,238	$30,550

Income tax expense	$5,989	$7,389	$6,822	$11,478

Effective tax rate	37.4%	34.9%	37.4%	12.6%

Adjusted effective tax rate	37.4%	36.3%	37.4%	37.6%

We believe our reporting of adjusted net income and adjusted earnings per common share assists investors in evaluating our operating performance. We also believe adjusted net income and adjusted earnings per common share allow investors to appropriately compare our results for periods before and after our IPO, when the embedded derivative liability was settled. Additionally, we believe adjusted effective tax rate assists investors in evaluating our tax rate applicable to our operating performance by removing the impact of the embedded derivative liability. However, adjusted net income, adjusted earnings per common share and adjusted effective tax rate are not measures of financial performance calculated in accordance with GAAP and such measures should be considered in addition to, but not as a substitute for, other measures of our financial performance reported in accordance with GAAP, such as net income and earnings per common share.

General Market and Economic Conditions

Our financial and operating results are impacted by general economic and market conditions. In the six months ended June 30, 2011, we experienced periods of low and high volatility in reaction to various market conditions. For example, in January and February forex volatility was somewhat muted, while the natural disaster in Japan and economic issues in Europe resulted in elevated forex volatility levels and an increase in our customer trading activity in March. After relatively quiet markets in April, volatility returned in May due in part to the debt crises in Europe and inflation fears, causing increased interest in certain “safe haven” currencies and commodities. Operating results were impacted by continued high unemployment and general economic uncertainty in the major developed economies. We are unable to predict the degree and duration of the impact of the market and economic conditions on our business.

Public Company Expense

As a public company, we are subject to the reporting requirements of the Exchange Act and the other rules and regulations of the SEC, as well as the requirements of the Sarbanes-Oxley Act of 2002, among other regulatory obligations applicable to public companies. These rules and regulations have increased our legal, accounting, auditing and other financial compliance costs. We have incurred approximately $0.9 million in related public company expenses and expect to continue to incur significant expenditures in the near term to expand our systems and hire and train personnel to assist us in complying with these requirements.

Results of Operations

Revenue

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Trading revenue	$54,084	$54,459	$93,912	$96,518
Other revenue	1,696	730	2,623	1,176

Total non-interest revenue	55,780	55,189	96,535	97,694
Interest revenue	151	103	253	166
Interest expense	(341)	(585)	(816)	(1,184)

Total net interest expense	(191)	(482)	(563)	(1,018)

Net revenue	$55,590	$54,707	$95,972	$96,676

Our total net revenue increased $0.9 million, or 1.6%, and decreased $0.7 million, or 0.7%, for the three months and six months ended June 30, 2011, respectively. Trading revenue decreased $0.4 million and $2.6 million for the three months and six months ended June 30, 2011, compared to the three months and six months ended June 30, 2010. The relatively consistent net revenue for the three months ended June 30, 2011 was due to largely consistent retail trading volume and retail trading revenue per million compared to the three months ended June 30, 2010. While volume was comparable, there was a shift in volume on a geographic basis consistent with our global expansion where 75.6% of retail trading volume for the three months ended June 30, 2011 was generated outside of the United States, compared to 52.8% for the three months ended June 30, 2010.

Trading revenue for the six months ended June 30, 2011, decreased slightly from $96.5 million for the six months ended June 30, 2010 to $93.9 million for the six months ended June 30, 2011. Retail trading volume increased $112.8 million to $759.7 million for the six months ended June 30, 2011, compared to $646.9 million for the six months ended June 30, 2010, which was primarily attributable to a significant increase in trading volume in the three months ended March 31, 2011. Although trading activity in the three months ended March 31, 2011 was the driver of the increase in retail trading volume, it was also the primary cause of the decrease in revenue as retail revenue per million decreased. Retail revenue per million for the six months ended June 30, 2011 decreased $25.6 to $123.6 from $149.2 during the six months ended June 30, 2010, principally due to the changes in the mix of retail trading volume during the six months ended June 30, 2011, compared to the prior year period, which adversely affected our ability to generate revenue in our retail forex business.

Our other revenue increased $1.0 million, or 132.3%, and $1.4 million, or 123.0%, for the three months and six months ended June 30, 2011, respectively, compared to the three months and six months ended June 30, 2010, respectively, primarily due to an increase in revenue generated from GAIN GTX, our institutional trading platform, which we launched in March 2010.

Our net interest expense decreased $0.3 million, or 60.6%, and $0.5 million, or 44.7%, for the three months and six months ended June 30, 2011, respectively, compared to the three months and six months ended June 30, 2010, primarily due to a lower average outstanding balance on our term loan during the three months ended June 30, 2011, compared to the three months ended June 30, 2010.

Operating Expenses

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total operating expenses	$39,588	$33,523	$77,734	$5,843

As a percentage of net revenue	71.2%	61.3%	81.0%	6.0%

Our total expenses increased $6.1 million, or 18.1%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, which 2010 expenses included a gain of $0.8 million related to the change in fair value of our preferred stock embedded derivative. Other changes in our expenses included a $1.3 million increase in trading expenses and commissions, a $0.2 million decrease in other expenses, a $2.0 million increase in purchased intangible amortization, a $0.6 million increase in professional fees and a $0.2 million increase in occupancy and equipment.

Our total expenses increased $71.9 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, which 2010 expenses included a gain of $60.3 million related to the change in fair value of our preferred stock embedded derivative. Other changes in our expenses included a $3.3 million increase in trading expenses and commissions, a $1.0 million increase in other expenses, a $3.7 million increase in purchased intangible amortization, a $0.7 million increase in selling and marketing, a $1.0 million increase in professional fees and a $0.4 million increase in occupancy and equipment. See below for further discussion of the changes in the categories noted above.

Employee Compensation and Benefits

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Employee compensation and benefits	$12,200	$11,379	$23,344	$22,597

As a percentage of net revenue	21.9%	20.8%	24.3%	23.4%

Employee compensation and benefits expenses increased $0.8 million, or 7.2%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Compensation and benefits as a percentage of net revenue increased 1.1% for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, largely due to the hiring of additional key employees following our IPO. Bonus costs, which are performance based and vary quarter to quarter, represented 19.3% of our employee compensation and benefits for the three months ended June 30, 2011, compared to 22.3% for the three months ended June 30, 2010. The decrease in bonus costs as a percentage of compensation and benefits was due to lower operating results during the three months ended June 30, 2011, compared to the three months ended June 30, 2010, and partially offset the increase of employee compensation and benefits expense due to the hiring of new key employees.

Employee compensation and benefits expenses for the six months ended June 30, 2011 increased by $0.7 million, or 3.3% compared to the six months ended June 30, 2010. Compensation and benefits as a percentage of net revenue increased 0.9% for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Bonus costs, which are performance based and vary quarter to quarter, represented 17.7% of our employee compensation and benefits for the six months ended June 30, 2011, compared to 19.9% for the six months ended June 30, 2010. The decrease in bonus costs as a percentage of compensation and benefits was due to lower operating results during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Selling and Marketing Expense

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Selling and marketing	$8,954	$8,772	$19,166	$18,478

As a percentage of net revenue	16.1%	16.0%	20.0%	19.1%

Selling and marketing expenses for the three months and six months ended June 30, 2011 remained relatively consistent with the three months and six months ended June 30, 2010, increasing by 2.1% and 3.7%, respectively. Although our spending remained relatively consistent from 2010 to 2011, there was a moderate shift in the focus of our spending away from the U.S. market in order to support our global expansion efforts.

Trading Expense and Commissions

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Trading expenses and commissions	$8,431	$7,129	$15,617	$12,270

As a percentage of net revenue	15.2%	13.0%	16.3%	12.7%

Trading expenses and commissions increased $1.3 million, or 18.3%, and $3.3 million, or 27.3%, for the three months and six months ended June 30, 2011, compared to the three months and six months ended June 30, 2010, primarily due to an increase in white label partner and introducing broker commissions. The increase in introducing broker commissions in 2011 was due to an increase in customer trading volume directed to us from our white label partners and introducing brokers of $6.4 billion and $48.7 billion for the three months and six months ended June 30, 2011, respectively, compared to the corresponding periods in 2010. This expense is largely variable and changes principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. During the three months and six months ended June 30, 2011, we generated approximately 34.4% and 33.3% of our overall trading volume through customers introduced to us by white label partners and introducing brokers, respectively, compared to 35.5% and 36.9% for the three months and six months ended June 30, 2010, respectively. Further, 43.8% and 42.4% of our retail trading volume was generated through customers introduced to us by white label partners and introducing brokers for the three months and six months ended June 30, 2011, respectively, compared to 42.2% and 42.2% for the three months and six months ended June 30, 2010.

Change in Fair Value of Convertible Preferred Stock Embedded Derivative and Adjusted Net Income

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Change in fair value of convertible preferred stock embedded derivative	—	(820)	—	(60,283)

As a percentage of net revenue	—%	(1.5)%	—%	(62.4)%

The change in fair value of the preferred stock embedded derivative resulted in a gain of $0.8 million and $60.3 million for the three months and six months ended June 30, 2010, respectively. As the preferred stock embedded derivative was settled in December 2010 in connection with our IPO, there was no impact for the three or six months ended June 30, 2011.

Purchased intangible amortization

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Purchased intangible amortization	$1,959	—	$3,656	—

As a percentage of net revenue	3.5%	—%	3.8%	—%

Purchased intangible amortization increased $2.0 million and $3.7 million for the three months and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010. The increase was due to the amortization of the intangible assets acquired from Deutsche Bank AG in April 2011, Capital Market Services, LLC in October 2010 and MG Financial, LLC in August 2010. There was no purchased intangible amortization for the three months or six months ended June 30, 2010.

Professional Fees

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010		2010
Professional fees	$1,134	$529	$1,963	$967

As a percentage of net revenue	2.0%	1.0%	2.0%	1.0%

Professional fees increased $0.6 million and $1.0 million for the three months and six months ended June 30, 2011, respectively, compared to the three months and six months ended June 30, 2010. These increases were primarily due to an increased use of consultants related to the requirements of being a public company, our efforts to enhance our financial and management control systems and an annual levy charged to all regulated firms in 2011 in the United Kingdom by the Financial Services Authority. There was no such levy in 2010.

Product Development, Software and Maintenance

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Product development, software and maintenance	$1,100	$855	$1,950	$1,564

As a percentage of net revenue	2.0%	1.6%	2.0%	1.6%

Product development and maintenance expenses increased $0.2 million and $0.4 million, for the three months and six months ended June 30, 2011, respectively, compared to the three months and six months ended June 30, 2010. These increases were primarily due to our continuing development of trading platforms and tools to support our retail and institutional customers.

Other Expenses

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Other	$1,719	$1,888	$3,686	$2,673

As a percentage of net revenue	3.1%	3.5%	3.8%	2.8%

Other expenses decreased $0.2 million, or 9.0%, and increased $1.0 million, or 37.9%, for the three months and six months ended June 30, 2011 compared to the three months and six months ended June 30, 2010. The decrease for the three months ended June 30, 2011 was primarily due to an NFA fine accrued for in the second quarter of 2010 and accruals related to litigation. The increase for the six months ended June 30, 2011 was primarily related to an increase in insurance expense related to an increase in coverage in connection with our initial public offering.

Income Taxes

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income tax expense	$5,989	$7,389	$6,822	$11,478

As a percentage of net revenue	10.8%	13.5%	7.1%	11.9%

Income taxes decreased $1.4 million, or 18.9%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Our effective tax rate was 37.4% for three months ended June 30, 2011 and 34.9% for the three months ended June 30, 2010. Our adjusted effective tax rate was 37.4% for the three months ended June 30, 2011, compared to 36.3% for the three months ended June 30, 2010. The difference between our effective tax rate and adjusted effective tax rate is due to the fact that our income tax expense is not affected by the change in fair value of our preferred stock embedded derivative. See the reconciliation of our effective tax rate to our adjusted effective tax rate above.

Income taxes decreased $4.7 million, or 40.6%, for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Our effective tax rate was 37.4% for the six months ended June 30, 2011, and 12.6% for the six months ended June 30, 2010. Our adjusted effective tax rate was 37.4% for the six months ended June 30, 2011, compared to 37.6% for the six months ended June 30, 2010. The difference between our effective tax rate and adjusted effective tax rate is due to the fact that our income tax expense is not affected by the change in fair value of our preferred stock embedded derivative. See the reconciliation of our effective tax rate to our adjusted effective tax rate above.

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations, the issuance of preferred stock and access to secured lines of credit. We plan to finance our future operating liquidity and regulatory capital needs from our operations. Although we have no current plans to do so, we may issue equity or debt securities or enter into additional secured lines of credit from time to time. We expect that our capital expenditures for the next twelve months will be consistent with our historical annual spend.

We primarily hold and invest our cash at various financial institutions and in various investments, including cash held at banks, deposits at our wholesale forex trading partners and money market funds which invest in short-term U.S. government securities. In general, we believe all of our investments and deposits are of high credit quality and we have adequate liquidity to conduct our businesses.

As a holding company, nearly all of our funds generated from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. Some of our operating subsidiaries are subject to requirements of various regulatory bodies, including the CFTC and NFA in the United States, the Financial Services Authority in the United Kingdom, the Financial Services Agency in Japan, the Securities and Futures Commission in Hong Kong, the Australian Securities and Investments Commission and the Cayman Islands Monetary Authority, relating to liquidity and capital standards, which limit funds available for the payment of dividends to the holding company. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GAIN Capital Group, LLC’s net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

The following table describes the minimum regulatory capital our subsidiaries were required to maintain as of June 30, 2011 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$24.91	$49.77	$24.86
GAIN Capital Securities, Inc.	$0.05	$0.34	$0.29
GAIN Capital-Forex.com U.K., Ltd.	$3.96	$17.82	$13.86
Forex.com Japan Co., Ltd.	$4.31	$12.08	$7.77
GAIN Capital Forex.com Australia, Pty. Ltd.	$0.21	$0.39	$0.18
GAIN Capital-Forex.com Hong Kong, Ltd.	$0.39	$1.05	$0.66
GAIN Global Markets, Inc.	$0.10	$0.42	$0.32

Our futures commission merchant and retail foreign exchange dealer subsidiary, GAIN Capital Group, LLC, is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these rules, GAIN Capital Group, LLC is required to maintain adjusted net capital of $20.0 million plus 5.0% of the total payables to customers over $10.0 million, as these terms are defined under applicable rules. Net capital represents our current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets consist primarily of cash and cash equivalents reported on our balance sheet as cash, receivables from brokers and trading securities, which primarily consist of short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, white label partner and introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of June 30, 2011, GAIN Capital Group, LLC had net capital of approximately $97.4 million, adjusted net capital of $49.8 million and net capital requirements of $24.9 million. As of June 30, 2011, our excess net capital was $24.9 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements.

We are required to maintain cash on deposit with our wholesale forex trading partners in order to conduct our trading activities. As of June 30, 2011, we posted $100.5 million in cash with wholesale forex trading partners, of which $25.7 million was required as collateral pursuant to our agreements for holding spot foreign exchange positions with such institutions, and the remaining $74.8 million represented available cash in excess of required collateral. As of June 30, 2011, total client assets were $293.1 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from our clients’ open positions.

We have experienced increased costs as a result of having publicly traded common stock. Prior to our IPO in December 2010, we were not subject to the reporting requirements of the Exchange Act, or the rules and regulations of the SEC or any securities exchange. We are working to enhance our financial and management control systems, including our corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems, to manage our growth as a public company. We believe that we currently have sufficient capital to satisfy these additional expenses for at least the next twelve months.

Credit Facility

We have a $52.5 million term loan and a $20.0 million revolving line of credit through a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank. The term loan is payable in 20 quarterly installments of principal and the payments commenced on October 1, 2007. Interest is paid monthly and is based upon the prime rate of interest plus 0.5%. Under the terms of the term loan, when the total funded debt drops below earnings before income tax expense, interest expense, and depreciation and amortization expense, or EBITDA, the interest rate will decline by 0.5%. The interest rate applicable to the term loan as of June 30, 2011 was 3.75%. The term loan is secured by certain of our assets, a pledge of our membership interests in our wholly-owned subsidiary GAIN Holdings, LLC and a guarantee by GAIN Holdings, LLC. The term loan maturity date is July 1, 2012. Interest for the revolving line of credit accrues at a floating rate per annum equal to the prime rate of interest plus 0.5%. The amount of availability under the revolving line of credit is determined by subtracting from $20.0 million the amount outstanding under the revolving line of credit. The maturity date of the revolving line of credit was June 16, 2011.

On March 29, 2011, we entered into a seventh loan modification agreement which, among other things, changed the required debt service coverage ratio to a minimum of 3.0 to 1.0 from 2.0 to 1.0. On June 16, 2011, we entered into an eighth loan modification agreement related to our existing loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank. The loan modification extended the maturity date of the revolving line of credit from June 16, 2011 to August 15, 2011. No other changes were made to the terms of the revolving line of credit.

As of June 30, 2011, we had $13.1 million outstanding under the term loan and no amounts were outstanding under the revolving line of credit. In accordance with the provisions of our term loan and revolving line of credit as outlined in the loan and security agreement and subsequent modifications, we are required to adhere to various financial, regulatory, operational and reporting covenants. As of June 30, 2011 and during the entire term of the loan and security agreement, we were and have been in compliance with such covenants.

Cash Flow

The following table sets forth a summary of our cash flow for the six months ended June 30, 2011 and 2010, amounts in thousands:

	Six Months Ended June 30,
	2011	2010
Cash provided by operating activities	$69,636	$48,047
Cash used for investing activities	(4,409)	(3,103)
Cash provided by (used for) financing activities	(3,727)	(5,302)
Effect of exchange rate changes on cash and cash equivalents	371	4,911

Net increase in cash and cash equivalents	$61,871	$44,553

The primary drivers of our cash flow provided by operating activities are net deposits received from customers, amounts posted as collateral with wholesale forex trading partners and amounts paid to fund the operations of our business.

Net deposits received from retail customers represent customer deposits less withdrawals for a given period. These amounts correlate to our customers’ ability to place additional trades, which potentially increases our trading volume, and include the impact of realized gains and losses on customer accounts. Net deposits received from retail customers increase when we receive initial deposits from new retail customers or additional deposits from existing retail customers. Net deposits received from retail customers decrease when a retail customer withdraws funds partially or in full. Our net deposit activity is in part influenced by our customers’ trading positions as our customers may be required to post additional funds to maintain open positions or may choose to withdraw excess funds on open positions. We consider net deposits received from retail customers to be a key measurement of the success of the strategies that we implement to grow our business.

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

Our largest operating expenses are employee compensation and benefits, selling and marketing, trading expenses and commissions and income taxes. Employee compensation and benefits include salaries, bonuses and other employee related costs. Selling and marketing expenses include online, search engine, print and television advertising. Trading expenses and commissions consist primarily of compensation paid to our white label partners and introducing brokers. Income taxes are variable based on our taxable income. Other cash expense categories include interest expense on notes payable, bank fees, communications and data processing, occupancy and equipment, professional fees and other miscellaneous expenses. We believe our operating expenses will increase in future periods in order to support the overall growth of our business and to address the increased costs associated with being a publicly traded company.

The embedded derivative was recorded at fair value and changes in the fair value were reflected in other expenses, but the change in fair value of preferred stock embedded derivative had no direct impact on cash flow from operations for the six months ended June 30, 2010. The redemption feature enabled the holders of the preferred stock to elect a net cash settlement on the date of redemption. The convertible, redeemable preferred stock embedded derivative was settled in shares of common stock upon the successful completion of our IPO in December 2010.

Cash provided by operating activities was $69.6 million for the six months ended June 30, 2011, compared to $48.0 million for the six months ended June 30, 2010. The primary reasons for the increase in cash provided by operating activities were the redemption of $15.0 million in additional trading securities, decrease in receivables from brokers of $3.3 million, an increase in payables to customers of $14.4 million, an increase in payables to brokers, dealers, FCMs and other regulated entities of $2.9 million, partially offset by a decrease in income taxes payable of $10.6 million and accrued compensation and benefits of $1.6 million.

Cash used for investing activities was $4.4 million for the six months ended June 30, 2011, compared to $3.1 million for the six months ended June 30, 2010. The increase in cash used for investing activities was primarily due to purchases of intangible assets during the six months ended June 30, 2011, which did not occur in the six months ended June 30, 2010.

Cash used for financing activities was $3.7 million for the six months ended June 30, 2011, compared to $5.3 million for the six months ended June 30, 2010. The decrease in cash used for financing activities of $1.6 million was due to an increase in proceeds from the exercise of stock options of $0.4 million and an increase in proceeds from the exercise of warrants of $1.3 million for the six months ended June 30, 2011. There were no such exercises of warrants for the six months ended June 30, 2010. These decreases were partially offset by repurchases of treasury stock of $0.1 million during the six months ended June 30, 2011.

Capital Expenditures

Capital expenditures were $1.9 million for the six months ended June 30, 2011, compared to $2.7 million for the six months ended June 30, 2010. Capital expenditures for the six months ended June 30, 2011 were primarily related to the development of our trading platforms and websites, while capital expenditures for the six months ended June 30, 2010 were primarily related to establishing a new corporate headquarters, which included furniture and technology infrastructure expenditures to support our facility.

Contractual Obligations

In the six months ended June 30, 2011, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10- K for the year ended December 31, 2010, except for a reduction in our outstanding debt of $5.2 million due to the occurrence of an additional quarterly payment. The following table sets forth our contractual obligations for debt, operating leases and capital leases as of June 30, 2011 (amounts in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$18,523	$1,997	$2,768	$2,385	$11,373
Debt and capital lease obligations	13,291	13,291	—	—	—

Total	$31,814	$15,288	$2,768	$2,385	$11,373

Off-Balance-Sheet Arrangements

At June 30, 2011 and December 31, 2010, we did not have any off-balance-sheet arrangements.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made; if different estimates reasonably could have been used; or if changes in the estimate that are reasonably likely to occur periodically could materially impact the financial statements. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in our Annual Report on Form 10-K, we believe the following accounting policies to be critical to the estimates and assumptions used in the preparation of our condensed consolidated financial statements.

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

Share Based Payments

ASC 718-10, Compensation — Stock Compensation, requires measurement of share based payment arrangements at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. The fair value of restricted stock units and restricted stock awards is determined based on the number of units granted and the grant date fair value of GAIN Capital Holding, Inc.’s common stock.

We measure the fair value of stock options on the date of grant using the Black-Scholes option pricing model which requires the use of several estimates, including:

•	The volatility of our stock price;

•	The expected life of the option;

•	Risk free interest rates; and

•	Expected dividend yield.

The use of different assumptions in the Black-Scholes pricing model would result in different amounts of stock-based compensation expense. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted.

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

Allowance for Doubtful Accounts

We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against other assets on our Condensed Consolidated Balance Sheet, totaled approximately $0.2 million at June 30, 2011 and $0.1 million at December 31, 2010, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts.

Specifically, if the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, an additional provision for doubtful accounts may be required, and such provision may be material.

Accrued Compensation

We make significant estimates in determining our quarterly and annual accrued non-share based compensation. A significant portion of our employee incentive compensation programs are discretionary. Each quarter and year-end we determine the amount of discretionary cash bonus pools. We also review compensation throughout the year to determine how overall performance compares to management’s expectations. We take these and other factors, including historical performance and our performance relative to budget, into account in reviewing accrued discretionary cash compensation estimates on a quarterly basis and adjusting accrual rates as appropriate. Changes to these factors could cause a material increase or decrease in the amount of compensation expense that we report in a particular period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

                  Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements. Our net interest expense is directly affected by the spread between the short-term interest rates we pay our customers on their balances and the short-term interest rates we earn from re-investing their cash. These spreads can widen or narrow when interest rates change. In addition, a portion of our interest income relates to customer balances on which we do not pay interest and, therefore, is directly affected by the absolute level of short-term interest rates. As a result, a portion of our interest income will decline if interest rates fall, regardless of the interest rate spreads that affect the remaining portion of our interest income. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and customer cash held is held in cash and cash equivalents including cash at banks, deposits at wholesale forex trading partners and in money market funds which invest in short-term U.S. government securities. The interest rates earned on these deposits and investments affects our interest revenue. In addition, the interest we pay on our notes payable is based on the prime rate plus interest of 0.5%. We estimate that as of June 30, 2011, a 100 basis point increase in short-term interest rates would result in approximately $4.2 million more in annual pretax income.

Foreign Currency Exposures

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our assets denominated in foreign currencies as well as our earnings due to the translation of the balance sheets and income statements of our foreign subsidiaries from local currencies to United States dollars. We currently have limited exposure to currency risk and as of June 30, 2011, 76.4% of our assets, 75.6% of our liabilities, 95.5% of our revenue and 76.2% of our expenses were denominated in U.S. dollars. We currently do not take proprietary directional positions to mitigate our exposure to changes in foreign currency exchange rates.

Credit Risk

Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. As a result, we require that each trade must be collateralized in accordance with our margin policies described below. Each customer is required to have minimum funds in their account for opening positions, which we refer to as the initial margin, and for maintaining positions, which we refer to as maintenance margin, depending on the currency pair being traded. Margin requirements are expressed as a percentage of the customer’s total position in that currency, and the customer’s total margin requirement is based on the aggregate margin requirement across all of the positions that a customer holds at any one moment in time. Each net position in a particular currency pair is margined separately. Accordingly, we do not net across different currency pairs, thereby following a fairly conservative margin policy. Our systems automatically monitor each customer’s margin requirements in real time, and we confirm that each of our customers has sufficient cash collateral in his or her account before we execute their trades. If at any point in time a customer has “negative equity” because his or her trading position does not comply with the applicable margin requirement, the position may be automatically liquidated, in part or in full, in accordance with our margin policies and procedures. This policy protects both us and the customer. The incidence of negative equity in customer accounts has been immaterial to our operations in the three months ended June 30, 2011 and 2010, which we believe was attributable to our real-time margining and liquidation policies and procedures. Our margin and liquidation policies are set forth in our customer agreements.

We are also exposed to potential credit risk relating to the counterparties with which we hedge our trades and the financial institutions with which we deposit cash. We mitigate these risks by allocating our funds across several of the largest financial institutions in the market. Additionally, we have policies in place which limit the funds we hold at any given institution. In the event that our access to one or more financial institutions becomes limited, our ability to hedge may be impaired.

Market Risk

We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the risk committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not take proprietary directional market positions and therefore do not initiate market positions for our own account in anticipation of future movements in the relative prices of the products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of June 30, 2011, we maintained capital levels of $81.9 million, which represented approximately 2.4 times the capital we were required to hold.

Cash Liquidity Risk

In normal conditions, our business of providing online forex trading and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currencies pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with nine financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire. Collateral on deposit ranged from $83.2 million to $100.4 million in the aggregate for the six months ended June 30, 2011.

In addition, our forex trading operations involve the risk of losses due to the potential failure of our customers to perform their obligations under the transactions we enter into with them, which increases our exposure to cash liquidity risk. To reduce this risk, our margin policy requires that we mark our customers’ accounts to market each time a currency price in their portfolio changes and provides for automatic liquidation, as described above.

Operational Risk

Our operations are subject to a variety of risks resulting from, among other things, technological interruptions, failures or capacity constraints, in addition to risks involving human error or misconduct. Regarding technological risks, we are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations. We have established a program to monitor our computer systems, platforms and related technologies and to address issues that arise promptly. We have also established disaster recovery facilities in strategic locations to ensure that we can continue to operate with limited interruptions in the event that our primary systems are damaged. As with our technological systems, we have established policies and procedures designed to monitor and prevent both human errors, such as clerical mistakes and incorrectly placed trades, as well as human misconduct, such as unauthorized trading and fraud. In addition we seek to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies.

Regulatory Capital Risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements.

Regulatory Risk

We operate in a highly regulated industry and are subject to the risk of sanctions from U.S., federal and state, and international authorities if we fail to comply adequately with regulatory requirements. Failure to comply with applicable regulations could result in financial and other structural penalties, including revocation of our authority to conduct business. In addition, efforts to comply with applicable regulations may increase our costs or limit our ability to pursue certain business opportunities.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective and provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosures. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For the six months ended June 30, 2011, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part II, Item 1 of our Form 10-Q for the three months ended March 31, 2011, filed on May 16, 2011, and Part I, Item 3 of our Form 10-K for the year ended December 31, 2010, filed on March 30, 2011. The following supplements and amends those discussions.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our quarterly or annual operating results, cash flows or consolidated balance sheet.

As previously disclosed, on February 15, 2011, we were informed by Broadband Graphics, LLC, or Broadband, that Broadband believes we have infringed certain patents it owns. Broadband filed a complaint reflecting the foregoing with the U.S. District Court for the District of Oregon. From a review of public records, it appears that Broadband has taken similar action against several other companies in the forex brokerage industry, with such other matters generally resulting in a settlement of litigation. On June 14, 2011, we settled this matter for an amount that was not considered to be material to our business.

As previously disclosed, on March 31, 2011, Shari Streit Jansen, as Chapter 7 Trustee for the bankruptcy estate of Beau Diamond, brought an adversary proceeding against us, as well as several other forex trading firms, in the U.S. Bankruptcy Court in the Middle District of Florida. The complaint seeks to recover certain funds transferred to us by Mr. Diamond through an entity for which he acted as managing member, Diamond Ventures, LLC, under federal and state fraudulent transfer laws. The complaint alleges that Mr. Diamond defrauded customers of Diamond Ventures, LLC, for which activities he was ultimately convicted, and that these transfers were made in furtherance of Mr. Diamond’s fraudulent scheme. The complaint also alleges that we should have known of Mr. Diamond’s fraud. Since 2006, we have cooperated with regulatory and governmental entities, including the NFA, CFTC, Federal Bureau of Investigation, the U.S. Department of Justice and the Internal Revenue Service, in the course of their respective investigations into Mr. Diamond. At no time were we accused by any such governmental entity of acting inappropriately in connection with our customer relationship with Mr. Diamond and Diamond Ventures, LLC or Mr. Diamond’s trading activities. On June 16, 2011, we moved to dismiss the complaint. That motion has not yet been heard. Though we intend to continue vigorously defending ourselves and believe that the Trustee’s claims are without merit, we can provide no assurances regarding the outcome of this matter.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 describes the various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” There have been no material changes from the risk factors disclosed in that section of our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities

None.

(b)	Purchase of Equity Securities by the Issuer

The following table presents information regarding our purchases of our common stock in the second quarter of 2011:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)

April 1, 2011 – April 30, 2011	—	—	—	$10,000,000
May 1, 2011 – May 31, 2011	1,470	$5.98	1,470	$9,991,181
June 1, 2011 – June 30, 2011	19,320	$5.99	19,320	$9,875,068

(1)

On May 16, 2011, the Company announced that its Board of Directors approved a share repurchase plan which authorizes the expenditure of up to $10.0 million for the purchase of the Company’s common stock over a one-year period.

(2)	Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*+	XBRL Instance

101.SCH*+	XBRL Taxonomy Extension Schema

101.CAL*+	XBRL Taxonomy Extension Calculation

101.DEF*+	XBRL Taxonomy Extension Definition

101.LAB*+	XBRL Taxonomy Extension Labels

101.PRE*+	XBRL Taxonomy Extension Presentation

*	Filed herewith.
+	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date: August 5, 2011	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2011	/s/ Henry C. Lyons
Henry C. Lyons
Executive Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 5, 2011	/s/ Daryl J. Carlough
Daryl J. Carlough
Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)