Form 10-Q
period 2011-09-30
GAIN Capital Holdings, Inc.
filed 2011-11-10
CIK 1444363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 7, 2011, the registrant had 34,211,589 shares of common stock, $0.00001 par value per share, outstanding.

GAIN Capital Holdings, Inc.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010	3
	Condensed Consolidated Statements of Operations and Comprehensive Income /(loss) for the three months and nine months ended September 30, 2011 and 2010	4
	Condensed Consolidated Statement of Changes in Equity	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	6

	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	37

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6.	Exhibits	40

SIGNATURES		41

EXHIBIT INDEX

EX-10.1	AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT
EX-10.2	UNCONDITIONAL GUARANTY
EX-10.3	FIRST AMENDMENT TO UNCONDITIONAL GUARANTY
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

PART I- FINANCIAL INFORMATION

GAIN CAPITAL HOLDINGS, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

(in thousands, except share data)

	As of September 30,	As of December 31,
	2011	2010
ASSETS:
Cash and cash equivalents	$371,217	$284,210
Short term investments	82	75
Trading securities	—	20,060
Receivables from brokers	78,553	98,135
Property and equipment, net	7,339	7,294
Prepaid assets	10,389	9,938
Goodwill	3,092	3,092
Intangible assets, net	12,952	9,089
Other assets, net	11,503	11,178

Total assets	$495,127	$443,071

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Payables to brokers, dealers, FCMs and other regulated entities	$15,562	$6,102
Payables to customers	270,886	250,572
Accrued compensation and benefits	3,138	5,117
Accrued expenses and other liabilities	16,612	10,506
Income tax payable	6,992	2,550
Notes payable	10,500	18,375

Total liabilities	323,690	293,222

Shareholders’ equity
Common stock ($0.00001 par value; 60 million shares authorized; 34,938,352 and 31,174,651 shares issued; 34,355,199 and 31,174,651 shares outstanding as of September 30, 2011 and December 31, 2010, respectively)	—	—
Accumulated other comprehensive income	949	428
Additional paid-in capital	78,689	73,381
Treasury stock, at cost (583,153 shares at September 30, 2011 and zero shares at December 31, 2010, respectively)	(3,275)	—
Retained earnings	95,074	76,040

Total shareholders’ equity	171,437	149,849

Total liabilities and shareholders’ equity	$495,127	$443,071

The accompanying notes are an integral part of these condensed consolidated financial statements

GAIN CAPITAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss)

(Unaudited)

(in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE:
Trading revenue	$52,156	$51,149	$146,068	$147,667
Other revenue	2,013	738	4,636	1,914

Total non-interest revenue	54,169	51,887	150,704	149,581
Interest revenue	92	77	345	243
Interest expense	(334)	(492)	(1,150)	(1,676)

Total net interest revenue (expense)	(242)	(415)	(805)	(1,433)

Net revenue	53,927	51,472	149,899	148,148

EXPENSES:
Employee compensation and benefits	11,563	11,434	34,907	34,031
Selling and marketing	8,788	9,210	27,954	27,688
Trading expenses and commissions	9,927	6,331	25,544	18,601
Bank fees	1,286	986	3,409	3,170
Depreciation and amortization	986	880	2,886	2,529
Purchase intangible amortization	2,720	39	6,376	39
Communications and data processing	702	739	2,114	2,209
Occupancy and equipment	1,154	1,044	3,468	2,963
Bad debt provision	173	159	776	514
Professional fees	1,881	517	3,844	1,484
Product development, software and maintenance	1,019	922	2,969	2,486

Change in fair value of convertible, redeemable preferred stock embedded derivative	—	109,219	—	48,936
Other	1,945	1,966	5,631	4,639

Total	42,144	143,446	119,878	149,289

INCOME / (LOSS) BEFORE INCOME TAX EXPENSE	11,783	(91,974)	30,021	(1,141)
Income tax expense	4,165	6,714	10,987	18,192

NET INCOME / (LOSS)	7,618	(98,688)	19,034	(19,333)

Net loss applicable to noncontrolling interest	—	—	—	(402)

NET INCOME / (LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	7,618	(98,688)	19,034	(18,931)

Other comprehensive income /(loss), net of tax:
Foreign currency translation adjustment	(342)	1,080	521	232

NET COMPREHENSIVE INCOME / (LOSS)	$7,276	$(97,608)	$19,555	$(18,699)

Net income / (loss) applicable to GAIN Capital Holdings, Inc. common shareholders	$7,618	$(98,688)	$19,034	$(18,931)

Earnings / (loss) per common share(1):
Basic	$0.22	$(32.38)	$0.55	$(6.31)

Diluted	$0.20	$(32.38)	$0.49	$(6.31)

Weighted average common shares outstanding used in computing earnings per common share(1):
Basic	34,625,525	3,047,974	34,313,987	3,001,057

Diluted	38,916,038	38,839,487	39,025,699	37,375,690

(1)	In connection with the completion of the Company’s initial public offering in December 2010 (the “IPO”), the Company’s board of directors approved a 2.29-for-1 stock split of the Company’s common stock to be effective immediately prior to the completion of the IPO. The 2.29-for-1 stock split, after giving effect to the receipt by the Company of 407,692 shares of common stock from all of the Company’s pre-IPO common stockholders (on a pro-rata basis) in satisfaction of previously outstanding obligations owed by such stockholders to the Company, resulted in an effective stock split of 2.26-for-1. Accordingly, all references to share and per share data have been retroactively restated for the three months and nine months ended September 30, 2010 to reflect the effective 2.26-for-1 stock split.

The accompanying notes are an integral part of these condensed consolidated financial statements

GAIN CAPITAL HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(in thousands, except share data)

							Accumulated
					Additional	Accumulated	Other
	Common Stock		Treasury Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
BALANCE — December 31, 2010	31,174,651	$—	—	$—	$73,381	$76,040	$428	$149,849
Exercise of options	334,725	—	—	—	536	—	—	536
Exercise of warrants	3,261,575	—	—	—	1,270	—	—	1,270
Conversion of restricted stock units into common stock	138,943	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	28,458				165			165
Repurchase of shares	—	—	(583,153)	(3,275)	—	—	—	(3,275)
Stock compensation expense	—	—	—	—	3,337	—	—	3,337
Foreign currency translation adjustment	—	—	—	—	—	—	521	521
Net income	—	—	—	—	—	19,034	—	19,034

BALANCE — September 30, 2011	34,938,352	$—	(583,153)	$(3,275)	$78,689	$95,074	$949	$171,437

The accompanying notes are an integral part of these condensed consolidated financial statements

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$19,034	$(19,333)
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/Loss on foreign currency exchange rates	(73)	272
Depreciation and amortization	8,747	2,568
Change in fair value of contingent liability	516	—
Deferred taxes	(2,921)	(188)
Amortization of deferred financing costs	65	66
Interest income	60	(34)
Bad debt provision	776	514
Loss on disposal of fixed assets	3	37
Stock compensation expense	3,337	4,181
Change in fair value of preferred stock embedded derivative	—	48,936
Changes in operating assets and liabilities:
Short term investments	(7)	—
Trading securities	20,000	5,013
Receivables from brokers	19,581	(13,275)
Prepaid assets	(451)	(8,021)
Other assets	1,878	338
Payables to customers	17,954	25,495
Accrued compensation and benefits	(1,979)	298
Payables to brokers, dealers, FCMs and other regulated entities	9,460	3,087
Accrued expenses and other liabilities	1,118	1,828
Income tax payable	4,443	3,306

Cash provided by operating activities	101,541	55,088

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,872)	(3,319)
Purchase of intangible assets	(2,547)	(468)

Cash used for investing activities	(5,419)	(3,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred initial public offering costs	—	(78)
Payment on notes payable	(7,875)	(7,875)
Proceeds from exercise of stock options	536	48
Proceeds from exercise of warrants	1,270	—
Proceeds from employee stock purchase plan	165	—
Purchase of treasury stock	(3,275)	—
Purchase of subsidiary shares from noncontrolling interest	—	(427)

Cash used for financing activities	(9,179)	(8,332)

Effect of exchange rate changes on cash and cash equivalents	64	(7,481)

INCREASE IN CASH AND CASH EQUIVALENTS	87,007	35,488
CASH AND CASH EQUIVALENTS — Beginning of period	284,210	222,524

CASH AND CASH EQUIVALENTS — End of period	$371,217	$258,012

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$888	$1,524

Taxes	$4,925	$13,263

Non-cash investing activities:
Purchase of fixed assets in accrued expense and other liabilities	$63	$17

Contingent liability for purchased intangibles acquisition	$7,154	$—

Non-cash financing activities:
Accrued initial public offering costs	$—	$320

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

The Company currently service customers residing in more than 140 countries worldwide, with offices in the United States, United Kingdom, Japan, Australia, Hong Kong, South Korea, Singapore and a representative office in Beijing.

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

The Company is a Delaware corporation incorporated on March 24, 2006. GAIN Holdings, LLC is a wholly-owned subsidiary of the Company, and owns all outstanding membership units in GAIN Capital Group, LLC (“Group, LLC”), the principal operating company in the consolidated group.

Group, LLC is a registered FCM and a Registered Foreign Exchange Dealer (“RFED”) with the Commodity Futures Trading Commission (“CFTC”). As such, it is subject to the regulations of the CFTC, an agency of the U.S. Government, and the rules of the National Futures Association (“NFA”), an industry self-regulatory organization.

The Company has strategically expanded its operations beginning in 2006:

•	GCAM, LLC is a Delaware limited liability company and was formed on April 10, 2006 to operate as a private investment vehicle and to manage accounts on behalf of third-parties.

•	GAIN Global Markets, Inc. (“GGMI”) was incorporated in the Cayman Islands on January 19, 2006. GGMI is registered with the Cayman Islands Monetary Authority (“CIMA”) as an Exchange Contracts Dealer.

•

Group, LLC entered into a joint venture with Rosenthal Collins Group (“RCG”), a leading independent futures clearing firm, that was approved by the U.K. Financial Services Authority (“FSA”) effective January 2008 in which Group, LLC and RCG each owned a 50% interest in RCG GAIN Limited (“RCGGL”). On December 22, 2008, Group, LLC acquired RCG’s 50% interest in RCGGL. RCGGL’s legal name was subsequently changed to GAIN Capital–Forex.com U.K., Ltd. (“GCUK”).

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

•

The Company incorporated GAIN Capital–Forex.com Hong Kong, Ltd. (“GCHK”) on July 9, 2008. In July 2009, GCHK was granted a license by the Hong Kong Securities and Futures Commission (“SFC”). During the third quarter of 2011, the Company received approval to begin offering forex and CFD trading directly to customers in Hong Kong.

•	The Company incorporated GAIN Capital–Forex.com Singapore, Ltd. in January 2009.

•	The Company incorporated GAIN Capital Forex.com Australia Pty Ltd. (“GCAU”) in July 2009.

•	The Company incorporated GAIN Capital Service Company, LLC in May 2010.

•	The Company incorporated GAIN GTX, LLC in November 2010.

•	The Company acquired the customer account balances, customer agreements and customer and marketing lists of MG Financial, LLC (“MG”) in August 2010. See Note 3 for additional information.

•

The Company acquired the customer account balances and effective customer agreements of Capital Market Services, LLC and certain of its affiliates (“CMS”) in October 2010. See Note 3 for additional information.

•	The Company acquired the customer account balances and effective customer agreements of Deutsche Bank AG’s “dbFX” retail foreign exchange business in April 2011. See Note 3 for additional information.

•	The Company incorporated GAIN Capital–Forex.com Canada Ltd. (“GCC”) in April 2011.

•	The Company opened a representative office in Beijing upon receiving formal regulatory approval from the China Banking Regulatory Commission in May 2011.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair presentation of the financial statements for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the SEC for interim financial statements, and in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 30, 2011 (the “2010 Form 10-K”). There have been no changes in the significant accounting policies from those included in the 2010 Form 10-K, except for the approval and execution of a share repurchase program as noted below. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of inter-company transactions and balances.

On May 16, 2011, the Company’s Board of Directors approved a stock repurchase plan which authorizes the expenditure by the Company of up to $10.0 million, in the aggregate, for the purchase of the Company’s common stock in the open market over a one-year period. The Company accounts for these shares on the settlement date and they are shown as a separate line item on the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Changes in Equity, reducing the total equity balance and the total shares outstanding.

Previously the Company presented the changes in “Payables to customers” and “Receivables from brokers” on a gross basis excluding unrealized foreign exchange transactions on the Condensed Consolidated Statements of Cash Flows. However, due to the short term nature of the foreign exchange transactions, the Company has presented “Payables to customers” and “Receivables from brokers” on a net basis reflecting the effects of foreign exchange transactions for the nine months ended September 30, 2011 and 2010. The change in presentation had no effect on cash provided by operating activities.

Previously the Company presented “Deferred financing costs” as a separate line item on the Consolidated Balance Sheet and Condensed Consolidated Balance Sheet. However, due to the immateriality of the amounts during the periods covered in this Form 10-Q, the Company has presented the amount within “Other Assets” in the Condensed Consolidated Balance Sheets presented herein. The change in presentation had no effect on total assets or liabilities.

Previously the Company presented certain costs related to various types of consultants in “Professional fees” on the Consolidated Statement of Operations and Comprehensive Income and Condensed Consolidated Statement of Operations and Comprehensive Income / (Loss). However, due to the nature of the work performed in relation to the expenses incurred, the Company has presented these amounts within “Product development, software and maintenance” and “Other” expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income / (Loss) presented herein. The change in presentation had no effect on the total expenses.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. This new standard amends the procedures for testing goodwill for impairment, simplifying how to test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether it is necessary to perform the two-step goodwill impairment test previously required. This new standard is effective for fiscal years and quarters beginning after December 15, 2011; however, early adoption is permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. This new standard impacts the presentation requirements relating to Comprehensive Income. This new standard is effective for fiscal years and quarters beginning after December 15, 2011; however, early adoption is permitted. The Company does not expect the adoption of ASU 2011-05 to have a material impact on the Company’s condensed consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This new standard changes the pro forma reporting requirements for public companies that enter into business combinations that are material on an individual or aggregate basis. This new standard is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010; however, early adoption was permitted. The adoption of ASU 2010-29 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 amends ASC 855, Subsequent Events, by generally requiring less disclosure regarding subsequent events. ASU 2010-09 changes the criteria for determining whether an entity would evaluate subsequent events through the date that financial statements are issued or when they are available to be issued. The Company is still required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 was effective for the Company’s interim period ended September 30, 2010. The adoption of ASU 2010-09 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Fair Value

Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of September 30, 2011
	Level 1	Level 2	Level 3	Netting(1)	Total

Assets:
Money market accounts	$33,536	$—	$—	$—	$33,536
Certificates of deposit	82	—	—	—	82
Futures contracts	(39)	—	—	80	41
Investment in gold	162	—	—	—	162
Liabilities:
Contingent liabilities	$—	$—	$7,295	$—	$7,295

	Fair Value Measurements on a Recurring Basis as of December 31, 2010
	Level 1	Level 2	Level 3	Netting(1)	Total

Assets:
Money market accounts	$82,526	$—	$—	$—	$82,526
Certificates of deposit	75	—	—	—	75
Equity securities	60	—	—	—	60
U.S. treasury securities	20,000	—	—	—	20,000
Futures contracts	(70)	—	—	123	53
Investment in gold	142	—	—	—	142
Liabilities:
CMS contingent liability	$—	$—	$1,429	$—	$1,429

(1)	Represents cash collateral netting.

There were no transfers between levels for the nine months ended September 30, 2011.

Level 1 Financial Assets

The Company has or had money market accounts, certificates of deposit, equity securities, U.S. treasury securities, futures contracts and an investment in gold that are Level 1 financial instruments that are recorded based upon listed or quoted market rates. The money market accounts are recorded in Cash and cash equivalents, the certificates of deposit are recorded in Short term investments, the U.S. treasury securities and equity securities are recorded in Trading securities or Cash and cash equivalents depending upon their maturity, and the futures contracts and investment in gold are recorded in Receivables from brokers. During the nine months ended September 30, 2011, the Company’s U.S. treasury securities matured and were redeemed.

Level 3 Financial Assets

The Company has a contingent liability associated with future payments to be made to CMS, based upon revenues generated from former CMS customers acquired by the Company in October 2010, during an eighteen-month period following their acquisition. The Company also has a contingent liability associated with future payments to be made to dbFX, based upon trading volume generated from former dbFX customers acquired by the Company in April 2011, during a two-year period following their acquisition. The contingent liabilities are recorded in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. The Company measures the fair value of the future payments based upon the income approach using projected cash flows. See Intangible Assets below for further information.

The table below provides a reconciliation of the fair value of the contingent liabilities, measured on a recurring basis, which the Company has designated as Level 3 (amounts in thousands):

Beginning January 1, 2011	$1,429
Purchased intangible assets	7,154
Payments	(1,577)
Foreign exchange gain	(227)
Change in fair value of contingent liabilities	516

Balance at September 30, 2011	$7,295

Receivables from Brokers

Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	September 30, 2011	December 31, 2010
Required collateral	$21,187	$26,561
Cash in excess of required collateral	57,044	75,443
Open spot foreign exchange positions	322	(3,869)

	$78,553	98,135

The Company has posted funds with brokers as collateral pursuant to the terms of its agreements for holding spot foreign exchange positions with such brokers. In addition, the Company has cash in excess of required collateral, which includes the fair value of futures contracts of $0.1 million. This amount is calculated based upon listed or quoted market rates that approximate fair value at September 30, 2011. Open forex positions include the unrealized gains or losses due to the differences in exchange rates between the dates at which a trade was initiated compared to the exchange rates in effect at the date of the condensed consolidated financial statements. These amounts are reflected as Receivables from brokers on the Condensed Consolidated Balance Sheet.

Property and Equipment

Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	September 30, 2011	December 31, 2010
Software	$12,293	$10,120
Computer equipment	4,882	4,587
Leasehold improvements	1,524	1,359
Telephone equipment	706	642
Office equipment	400	223
Furniture and fixtures	225	198
Web site development costs	645	629

	20,675	17,758
Less: Accumulated depreciation and amortization	(13,336)	(10,464)

Property and equipment, net	$7,339	7,294

Depreciation and amortization expense for property and equipment was $2.9 million and $2.5 million for the nine months ended September 30, 2011 and 2010, respectively, and $1.0 million and $0.9 million for the three months ended September 30, 2011 and 2010, respectively.

Intangible Assets

The Company’s intangible assets consisted of the following as of (amounts in thousands):

	September 30, 2011		December 31, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer list	$14,727	$(6,560)	$9,934	$(1,208)
Marketing list	3,355	(203)	—	—
Non-compete agreement	1,553	(283)	—	—
URLs purchased	333	—	333	—
Other intangibles	30	—	30	—

	$19,998	$(7,046)	$10,297	$(1,208)

In August 2010, the Company acquired the account balances and effective customer agreements, customer list and marketing list from MG for $0.5 million. The customer and marketing lists are intangible assets and were being amortized over their useful lives of one year. As of August 31, 2011, this intangible asset was fully amortized.

In October 2010, the Company acquired customer account balances and effective customer agreements from CMS for a total of $8.0 million. The Company determined the fair value of the assets acquired was $9.4 million, which includes the payments made to acquire the assets and approximately $1.4 million of future payments at fair value to be made to CMS based upon revenues generated from the CMS customers over an eighteen-month period following the closing of the acquisition. The future payments are considered a contingent liability and the Company marks to market the liability on a quarterly basis. The purchase price was allocated to customer list and is being amortized over its useful life of eighteen months. As of September 30, 2011, the fair value of the contingent liability was determined to be $0.4 million.

In April 2011, the Company acquired customer account balances and effective customer agreements from Deutsche Bank AG, relating to Deutsche Bank’s “dbFX” business, for an upfront payment and additional contractual future payments to be made to Deutsche Bank based upon volume generated from the acquired customers over a two-year period following the closing of the acquisition. The Company also acquired a marketing list from Deutsche Bank and agreed to make certain payments to Deutsche Bank if new customers are obtained from such list over the same two-year period. The future payments are considered a contingent liability and the Company marks to market the liability on a quarterly basis. The preliminary fair value of the assets acquired was $9.7 million and approximately $4.8 million was allocated to the customer list, $3.4 million was allocated to the marketing list and $1.5 million was allocated to a non-compete agreement. The portions allocated to customer list and marketing list are being amortized over their useful lives of six years. The portion allocated to the non-compete agreement, an intangible asset, is being amortized over its useful life of two years. As of September 30, 2011, the fair value of the contingent liability was determined to be $6.9 million.

Amortization expense for the purchased intangibles for the three months and nine months ended September 30, 2011 was $2.7 million and $6.4 million, respectively, which included $0.5 million due to the change in fair value of contingent liabilities. Amortization expense for the purchased intangibles for the three months and nine months ended September 30, 2010 was $0.04 million. The Company’s estimated amortization expense for each of the five fiscal years ending subsequent to September 30, 2011 is as follows (amounts in thousands):

Years ended December 31:
2011	$2,111
2012	4,238
2013	1,649
2014	1,358
2015	1,358

Total	$10,714

Goodwill

Goodwill consisted of the following as of (amounts in thousands):

	September 30, 2011	December 31, 2010
GC Japan	$1,278	$1,278
GCAM, LLC	1,078	1,078
GAIN Capital Securities, Inc.	533	533
GAIN Capital Forex.com U.K., Ltd	203	203

	$3,092	$3,092

Other Assets

Other assets consisted of the following as of (amounts in thousands):

	September 30, 2011	December 31, 2010
Vendor and security deposits	$3,712	$3,603
Current tax receivable	—	1,826
Deferred tax assets	6,040	3,119
Miscellaneous receivables	1,751	2,630

	$11,503	$11,178

4.	RELATED PARTY TRANSACTIONS

Management has personal funds on deposit in customer accounts of Group, LLC, recorded in Payables to customers on the Condensed Consolidated Balance Sheet. The balance was $1.9 million and $2.8 million at September 30, 2011 and December 31, 2010, respectively.

GCSI entered into a master hosting services agreement on September 16, 2003 with Scivantage, Inc. (“Scivantage”). Scivantage provides the technology infrastructure hosting facility for GCSI, which itself provides brokerage securities services. In January 2010 and December 2010, GCSI entered into separate agreements with Scivantage relating to certain technology consulting services. The consulting services relate to the build-out and enhancement of certain features of GCSI’s trading platform. Two members of the Company’s board of directors, Messrs. Calhoun and Sugden, are members of the board of directors of Scivantage.

5.	TERM LOAN AND REVOLVER

The Company has a $52.5 million term loan and a $50.0 million revolving line of credit through a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank. The term loan is payable in 20 quarterly installments of principal and the payments commenced on October 1, 2007. Interest is paid monthly and is based upon the Company’s choice of the prime rate of interest plus 0.5% or the LIBOR rate plus 3.25%. The interest rate applicable to the term loan as of September 30, 2011 was 3.75% based upon the prime rate of interest plus 0.5%. The term loan is secured by certain of the Company’s assets, a pledge of the Company’s membership interests in the Company’s wholly-owned subsidiary GAIN Holdings, LLC and a guarantee by GAIN Holdings, LLC. The term loan maturity date is July 1, 2012.

On March 29, 2011, the Company and Lenders entered into a seventh loan modification agreement which, among other things, changed the required debt service coverage ratio to a minimum of 3.0 to 1.0 from 2.0 to 1.0.

On September 16, 2011, the Company and Lenders entered into an amended and restated loan and security agreement. This amendment increased the amount of funds available under the revolving line of credit from $20.0 million to $50.0 million, and extended the maturity of such revolving line of credit to September 16, 2014. Interest for the revolving line of credit accrues at a floating rate per annum equal to the prime rate of interest plus 0.5%.

As of September 30, 2011, the Company had $10.5 million outstanding under the term loan and no amounts were outstanding under the revolving line of credit. In accordance with the provisions of the Company’s term loan and revolving line of credit as outlined in the loan and security agreement, the Company is required to adhere to various financial, regulatory, operational and reporting covenants. As of September 30, 2011 and during the entire term of the loan and security agreement, the Company was and has been in compliance with such covenants.

The carrying amount of the Company’s term loan approximates fair value. As of September 30, 2011, the following amounts were due for future maturities under the Company’s term loan (amounts in thousands):

Years Ended December 31:
2011	$2,625
2012	7,875

$10,500

Loan fees were capitalized to deferred finance costs and are being amortized over the life of the term loan. Deferred loan costs amortized to interest expense were immaterial for the three months and nine months ended September 30, 2011 and 2010, respectively. The Company had deferred financing costs of $0.1 million at September 30, 2011 and December 31, 2010, which were classified within Other assets on the Condensed Consolidated Balance Sheet.

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

Common Stock

At September 30, 2011 and December 31, 2010, the Company had authorized 60,000,000 shares of common stock, of which 34,938,352 were issued and 34,355,199 were outstanding as of September 30, 2011. As of December 31, 2010, 31,174,651 shares were issued and outstanding.

Warrants

During the nine months ended September 30, 2011, all outstanding warrants were exercised, which, after net settlement, resulted in the issuance of 3,261,575 shares of common stock. At September 30, 2011 and December 31, 2010, the Company had outstanding zero and 3,297,733 warrants to purchase shares of its common stock.

Share Repurchase

On May 13, 2011, the Company’s Board of Directors approved a share repurchase plan which authorized the expenditure of up to $10.0 million for the purchase of the Company’s common stock over a one-year period. The amount and timing of specific repurchases depends on market conditions, the trading price of the Company’s common stock and other factors. For the nine months ended September 30, 2011, the Company repurchased 583,153 shares for approximately $3.3 million of the initial $10.0 million authorized and, therefore, $6.7 million remains available under the repurchase program as of September 30, 2011.

7.	SHARE BASED COMPENSATION

Stock based compensation is recognized in accordance with FASB ASC 718-10, Stock Compensation. Companies are required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

Total share-based compensation expenses for the three months and nine months ended September 30, 2011 and 2010 are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Stock options	$221	$138	$638	$138
Restricted stock units / Restricted Stock Awards	709	845	2,635	4,043
Employee stock purchase plan	14	—	64	—

	$944	$983	$3,337	$4,181

During the nine months ended September 30, 2011, 0.4 million shares of restricted stock and approximately 0.4 million options to purchase common stock, valued at $2.9 million and $1.3 million, respectively, were granted to employees and non-employee members of the Board of Directors.

We determine the fair value of restricted stock units and restricted stock awards at the date of grant based on the value of our common stock. We determine the fair value of our stock option awards at the date of grant using a Black-Scholes valuation model. This model requires us to make assumptions and judgments on the expected volatility, dividend yield, the risk-free interest rate and the expected term of the stock options. We utilized the following assumptions for stock options granted:

For the Nine Months Ended September 30, 2011
Valuation Assumptions
Risk-Free Rate	2.3%
Expected Volatility	47.6%
Expected Term (years)	4.8
Dividend Yield	—

The following table summarizes the stock option activity under all (prior and current) equity compensation plans from January 1, 2011 through September 30, 2011:

Stock Options

Outstanding at January 1, 2011	4,681,196
Granted	376,669
Exercised	(334,725)
Forfeited	(85,714)

Outstanding at September 30, 2011	4,637,426

The table below summarizes the activity in the Company’s restricted stock units and restricted stock awards during the nine months ended September 30, 2011:

	Restricted Stock
	Units (1)	Awards

Outstanding at January 1, 2011	1,891,881	—
Granted	42,000	354,640
Delivered	(127,273)	(11,700)
Forfeited	(49,635)	(16,000)

Outstanding at September 30, 2011	1,756,973	326,940

(1)	The outstanding restricted stock units include approximately 1.5 million restricted stock units which are vested, but the underlying shares of stock have not yet been delivered. Delivery of the underlying shares of stock will occur on the earlier of December 31, 2014 or the date at which the employee ceases to be employed by, or provide services to, the Company, unless the employee elected optional early delivery. There are two remaining optional early delivery dates, one in 2012 and one in 2013.

8.	LEGAL

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

As previously disclosed, on March 31, 2011, Shari Streit Jansen, as Chapter 7 Trustee for the bankruptcy estate of Beau Diamond, brought an adversary proceeding against the Company, as well as several other forex trading firms, in the U.S. Bankruptcy Court in the Middle District of Florida. The complaint seeks to recover certain funds transferred to the company by Mr. Diamond through an entity for which he acted as managing member, Diamond Ventures, LLC, under federal and state fraudulent transfer laws. The complaint alleges that Mr. Diamond defrauded customers of Diamond Ventures, LLC, for which activities he was ultimately convicted, and that these transfers were made in furtherance of Mr. Diamond’s fraudulent scheme. The complaint also alleges that the Company should have known of Mr. Diamond’s fraud. Since 2006, the Company has cooperated with regulatory and governmental entities, including the NFA, CFTC, Federal Bureau of Investigation, the U.S. Department of Justice and the Internal Revenue Service, in the course of their respective investigations into Mr. Diamond. At no time was the Company accused by any such governmental entity of acting inappropriately in connection with our customer relationship with Mr. Diamond and Diamond Ventures, LLC or Mr. Diamond’s trading activities. On June 16, 2011, the Company moved to dismiss the complaint. On July 19, 2011, the Trustee filed a motion to continue the pre-trial conference, which was scheduled for July 25, 2011 and also to extend the deadline to respond to the Company’s motion to dismiss. The parties agreed to mediate their dispute before the Trustee responded to the motion to dismiss and participated in a mediation on September 14, 2011, which resulted in an agreement in principal for settlement of the matter for a sum that is not material to the Company’s financial condition. The settlement agreement must be approved by the U.S. Bankruptcy Court.

9.	INCOME TAXES

The Company’s provision for income taxes was $11.0 million and $18.2 million for the nine months ended September 30, 2011 and 2010, respectively. These amounts reflect effective tax rates of 36.6% and 1,595.0% for the nine months ended September 30, 2011 and 2010, respectively. The Company’s effective tax rate of 36.6% for the nine months ended September 30, 2011 reflects the Company’s estimate of the annual effective tax rate. During the nine months ended September 30, 2010, the Company had a gain on the change in an embedded derivative liability relating to previously outstanding preferred stock, which resulted in a decrease of the Company’s effective tax rate. As a result of the Company’s initial public offering in December 2010 the embedded derivative liability associated with the previously outstanding preferred stock was settled. Accordingly, there was no comparable impact during the nine months ended September 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Condensed Consolidated Balance Sheet.

The following table reconciles the Company’s provision to the U.S. federal statutory income tax rate for the periods indicated:

	Nine Months Ended September 30,
	2011	2010
Federal income tax at statutory rate	35.0%	(35.0)%
Increase/(decrease) in taxes resulting from:
State income tax	2.4%	153.1%
Embedded derivative	—%	1,501.7%
Foreign rate differential	(1.7)%	(54.5)%
Meals & entertainment	0.2%	4.8%
R&D credit	(0.5)%	0.0%
Valuation allowance	1.3%	31.2%
Other permanent differences	(0.1)%	(6.3)%

Effective Tax Rate	36.6%	1,595.0%

10.	REGULATORY REQUIREMENTS

Group, LLC, a FCM and RFED subsidiary, is subject to the CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these rules, Group, LLC is required to maintain adjusted net capital of $20.0 million plus 5.0% of the total payables to customers over $10.0 million. Group, LLC was compliant with CFTC and NFA regulations and required capital levels at September 30, 2011.

GGMI, the Company’s Cayman Island subsidiary, is a registered securities arranger with the Cayman Islands Monetary Authority. GGMI is required to maintain a capital level that is the greater of (i) one quarter of relevant annual expenditure or (ii) $100,000. GGMI was compliant with CIMA regulations and required capital levels at September 30, 2011.

GCSI is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended. GCSI is a member of FINRA, the Municipal Securities Rulemaking Board (“MSRB”), and the Securities Investor Protection Corporation (“SIPC”). Pursuant to the SEC’s Uniform Net Capital Rule 15c3-1, GCSI is required to maintain a minimum net capital balance (as defined) of $0.05 million. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. GCSI was compliant with applicable regulations and required capital levels at September 30, 2011.

GCUK is registered in the UK and regulated by the Financial Services Authority (“FSA”) as a full scope €730k BIPRU Investment Firm. GCUK is required to maintain the greater of $1.1 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. The regulatory capital held is required to be in excess of 110% of its requirements at all times. GCUK was compliant with FSA regulations and required capital levels at September 30, 2011.

GC Japan is a registered Type I financial instruments business firm regulated by the Japan FSA in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 140%, which is derived by dividing Net Capital by the sum of GC Japan’s market risk, counterparty credit risk and operational risk. GC Japan was compliant with applicable regulations and required capital levels at September 30, 2011.

GCAU holds an Australian Financial Services License issued by the Australian Securities & Investments Commission (“ASIC”). GCAU is required to maintain a minimum capital requirement of $0.05 million (0.05 million AUD) plus 5% of adjusted liabilities between $0.97 million (1 million AUD) and $97.8 million (100 million AUD). GCAU was compliant with applicable regulations and required capital levels at September 30, 2011.

GCHK is licensed by the SFC to carry out Type 3 Regulated Activity, Leveraged Foreign Exchange Trading. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of the higher of $1.925 million or the sum of 1.5% of its aggregate gross foreign currency position and 5% of its adjusted liabilities and clients’ margin calculated in accordance with the Securities and Futures (Financial Resources) Rules (Cap.571N). GCHK was compliant with SFC regulations and required capital levels at September 30, 2011.

Gain Capital-Forex.com Canada Ltd (GCC), has applied for registration as an investment dealer with the Investment Industry Regulatory Organization of Canada (IIROC). GCC is required to maintain a minimum capital requirement of $0.25 million (0.25 million CAD) and applicable margin and securities concentration charges. GCC was compliant with regulations and required capital levels at September 30, 2011.

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of September 30, 2011 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$24.42	$43.88	$19.46
GAIN Capital Securities, Inc.	$0.05	$0.24	$0.19
GAIN Capital-Forex.com U.K., Ltd.	$5.31	$23.68	$18.37
Forex.com Japan Co., Ltd.	$4.68	$13.38	$8.70
GAIN Capital Forex.com Australia, Pty. Ltd.	$0.25	$0.54	$0.29
GAIN Capital-Forex.com Hong Kong, Ltd.	$1.92	$3.24	$1.32
GAIN Global Markets, Inc.	$0.10	$0.41	$0.31
GAIN Capital—Forex.com Canada Ltd.	$0.24	$2.05	$1.81

11.	SEGMENT INFORMATION

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

For the three months and nine months ended September 30, 2011 and 2010, no single customer accounted for more than 10% of the Company’s trading revenue. The Company does not allocate revenues by geographic regions since the Company does not have a method to systematically attribute trading volume from a geographic region to associated trading revenue from such geographic region.

12.	SUBSEQUENT EVENTS

During the period of October 1, 2011 through November 10, 2011, the Company repurchased approximately 0.3 million shares of its outstanding common stock under the share repurchase plan, at a cost of approximately $1.7 million. Between October 3, 2011 and October 5, 2011, approximately 0.06 million shares at a cost of approximately $0.35 million, settled three days after the trades occurred in accordance with the standard trading protocol for equities. These shares are not reflected in our Condensed Consolidated Statement of Changes in Equity as of September 30, 2011.

On October 27, 2011, the Company announced a quarterly dividend of $0.05 per share of common stock payable on December 23, 2011 to stockholders of record on December 10, 2011.

On October 28, 2011, the Company entered into a new three year lease agreement for its Wall Street, New York City office. Total obligations under this lease for the three year term are expected to be approximately $0.7 million.

The Company has evaluated its subsequent events through the filing date of this quarterly report on Form 10-Q.

******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

In this Quarterly Report on Form 10-Q, the words “GAIN”, the “Company”, “our”, “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. Our fiscal quarter ended on September 30, 2011.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that we “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the section entitled “Item 1A – Risk Factors” in our Annual Report on Form 10- K for the year ended December 31, 2010, and discussed elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described therein and herein are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair the business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

Introduction

We are an online provider of retail and institutional foreign exchange, or forex, trading and related services founded in 1999 by a group of experienced trading and technology professionals. We offer customers 24-hour direct access to the global over-the-counter, or OTC, foreign exchange markets. We also offer retail customers located outside the United States access to other global markets on an OTC basis, including equity indices and commodities via “contracts-for-difference”, or CFDs, which are investment products with returns linked to the performance of an underlying commodity, index or security. Globally, we currently offer 74 products, including currencies, equity indices, energies, metals and other commodities.

We evaluate our business primarily through financial metrics, including revenue, adjusted net income, a non-GAAP measure, and EBITDA/ adjusted EBITDA (earnings before interest expense, provision for income taxes, depreciation and amortization), a non-GAAP measure. In addition, we review various key operating metrics, which are described below, to evaluate the performance of our business.

Business Overview

Financial Metrics

For the nine months ended September 30, 2011, we generated $149.9 million of total net revenue and net income of $19.0 million. For the three months ended September 30, 2011, we generated $53.9 million of total net revenue and net income of $7.6 million. For the nine months ended September 30, 2010, we generated $148.1 million of total net revenue and a net loss of $18.9 million, including a loss of $48.9 million relating to the change in fair value of our preferred stock embedded derivative. For the three months ended September 30, 2010, we generated $51.5 million of total net revenue and a net loss of $98.7 million, including $109.2 million of expense relating to the change in fair value of our preferred stock embedded derivative. The preferred stock embedded derivative liability was attributable to the redemption feature of our previously outstanding preferred stock that allowed the holders of our preferred stock at any time on or after March 31, 2011, to require us to redeem all of the shares of preferred stock then outstanding. The preferred stock embedded derivative was a non-cash liability and, therefore, caused net income to fluctuate but did not reflect our operating performance. This redemption provision and the associated embedded derivative liability are no longer required to be recognized due to the conversion of all of our outstanding preferred stock in connection with our initial public offering (“IPO”) in December 2010.

Excluding the impact of amortization related to purchased intangibles, our adjusted net income for the nine months ended September 30, 2011 was $23.0 million, compared to adjusted net income of $30.0 million for the nine months ended September 30, 2010, which latter period was also adjusted to exclude the impact of $48.9 million of expense relating to the change in fair market value of our embedded derivative. Excluding the impact of amortization related to purchased intangibles, our adjusted net income for the three months ended September 30, 2011 was $9.3 million, compared to adjusted net income of $10.6 million for the three months ended September 30, 2010, which latter period was also adjusted to exclude the impact of $109.2 million of expense relating to the change in fair market value of our embedded derivative in such latter period. Adjusted net income is a non-GAAP financial measure. We provide a reconciliation of net income to adjusted net income under “— Operating Expenses – Change in Fair Value of Convertible Preferred Stock Embedded Derivative and Adjusted Net Income” below.

Operating Metrics

We believe the following operating metrics are the main drivers of our revenue:

•	customer trading volume;

•	retail trading revenue per million traded;

•	funded retail accounts;

•	traded retail accounts;

•	client assets; and

•	net deposits.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Customer trading volume (billions)	$707.9	$354.9	$1,675.0	$1,093.9
Retail trading volume (billions)	$447.9	$311.6	$1,207.5	$958.5
Institutional trading volume (billions)	$260.0	$43.3	$467.5	$135.4
Retail trading revenue per million traded	$116.4	$164.2	$121.0	$154.1
Funded retail accounts	77,013	70,858	77,013	70,858
Traded retail accounts	36,927	32,976	56,247	52,467
Client Assets (millions)	$286.4	$222.4	$286.4	$222.4
Net Deposits (millions)	$64.8	$68.7	$189.9	$206.4

Customer trading volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our customers. Retail trading revenue per million traded is the revenue we realize from our forex and CFD trading activities (including the revenue we realize from the difference between the “bid” price and the “offer” price for our customer’s executed trades, or the spread revenue) per one million of U.S. dollar-equivalent trading volume, and is calculated as retail trading revenue divided by the result obtained from dividing the U.S. dollar-equivalent of trading volume by one million. The level of retail trading revenue per million traded that we experience in a given fiscal period is affected by a number of factors, including changes in the mix of our customers’ trading volume, which generally relates to the nature of customer positions relative to changes in the market prices of the currencies or other products they are trading, and the relative levels of trading spreads on the products we offer, which may be affected by changes in the geographic mix of our business. Funded retail accounts represent retail customers who maintain cash balances with us. We believe the number of funded retail accounts is an important indicator of our ability to attract new retail customers that can potentially lead to trading volume and revenue in the future; however, it does not represent actual trades executed. Traded retail accounts represent customers who executed at least one trade during the relevant period. The number of our funded retail accounts and traded retail accounts are affected by the structure of our arrangements with our partners. For example, as part of our growth strategy in the Asia Pacific region, we have entered into omnibus agreements with various partners in the region. Regardless of the number of individual accounts, whether open and/or funded, that are introduced to us by each of these partners, because of the omnibus nature of our agreements, we recognize only one open and funded account in connection with each such partner relationship. For the three months ended September 30, 2011, we had 9 omnibus relationships in the Asia Pacific region which accounted for 7.9% of our total retail volume during the period. We believe traded retail accounts is an important operating metric because it correlates to our trading volume and revenue. Client assets represent amounts due to clients, including customer deposits and unrealized gains or losses arising from open positions. Net deposits received from retail customers represents customers’ deposits less withdrawals for a given period, and correlates to our customers’ ability to place additional trades, which potentially increases our trading volumes.

Our customer base resides in over 140 countries outside of the United States. We divide our customers into three categories. The first category relates to direct customers sourced through our retail forex trading website, FOREX.com, which is a currency trading Internet site available in English, traditional and simplified Chinese, Japanese, Russian and Arabic, and provides currency traders of all experience levels with a full-service trading platform, along with extensive educational and support tools. The second category relates to indirect customers sourced through either retail financial services firms that direct customers to us, which we refer to as introducing brokers, or financial institutions which offer our currency trading services to their existing client base under their own brand, which we refer to as white label partners. The third category relates to institutional customers, including hedge funds, institutional asset managers and proprietary trading firms. For the three months ended September 30, 2011, 38.5% of customer trading volume was generated from our direct customers, 24.8% was generated from introducing brokers and white label partners and 36.7% was generated from our institutional customers, compared to 49.8%, 37.9% and 12.2%, respectively, for the three months ended September 30, 2010. For the nine months ended September 30, 2011, 42.4% of customer trading volume was generated from our direct customers, 27.9% was generated from introducing brokers and white label partners and 29.7% was generated from our institutional customers, compared to 50.4%, 37.3% and 12.4%, respectively, for the nine months ended September 30, 2010. The decrease in customer trading volume generated from our direct customers for the three months and nine months ended September 30, 2011 as compared to the same periods for 2010 was largely attributable to our continuing international expansion and the resulting shift in trading volume to foreign markets where we are more likely to work with introducing brokers and white label partners. In addition, in the three months and nine months ended September 30, 2011, our institutional trading volume accounted for a significantly higher percentage of our overall trading volume than in the comparable periods in 2010.

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

For the three months and nine months ending September 30, 2011, approximately 97.7% and 96.9%, respectively, of our average daily retail trading volume was either naturally hedged or hedged by us with one of our wholesale forex trading partners, and the remaining 2.3% and 3.1%, respectively, of our average daily trading volume for such respective periods consisted of our net exposure.

We manage our net exposure by applying position and exposure limits established under our risk-management policies and by continuous, active monitoring by our traders. Based on our risk management policies and procedures, over time a portion of our net exposure may be offset and hedged with our wholesale forex trading partners. Although we do not actively initiate proprietary directional market positions in anticipation of future movements in the relative prices of the products we offer, through our net exposure we are likely to have open positions in various products at any given time. In the event of unfavorable market movements, we may take a loss on such positions.

Approximately 63.3% and 72.1% of our customer trading volume for the three months and nine months ended September 30, 2011, respectively, was generated by our retail forex business, compared to 87.8% and 87.6% for the three months and nine months ended September 30, 2010, respectively. The remaining 36.7% and 27.9% of our customer trading volume for the three months and nine months ended September 30, 2011, respectively, was generated by our GAIN GTX institutional forex trading business, compared to 12.2% and 12.4% for the three months and nine months ended September 30, 2010, respectively. We generate revenue in our GAIN GTX institutional forex trading business by earning a commission on each transaction, which is recorded under other revenue. Commission revenue received in our GAIN GTX institutional forex trading business generally generates a lower trading revenue per million traded than that which we have historically experienced in our retail forex trading business.

Trading revenue represented 97.4% of our total net revenue for the nine months ended September 30, 2011, and 99.7% of our total net revenue for the nine months ended September 30, 2010. Trading revenue represented 96.7% of our total net revenue for the three months ended September 30, 2011, and 99.4% of our total net revenue for the three months ended September 30, 2010.

We believe that our customer trading volumes are driven by ten main factors. Six of these factors are broad external factors outside of our control which generally impact the market for forex trading, as well as our customer trading volumes, and include:

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

For the three months and nine months ended September 30, 2011 and 2010, no single customer accounted for more than 13% and 6% of our trading volume for the period, respectively.

Other revenue is comprised of revenue from our GAIN GTX institutional business; account management, transaction and performance fees related to customers who have assigned trading authority to our subsidiary Gain Capital Asset Management, or GCAM; inactivity and training fees charged to customer accounts; and other miscellaneous items. For the three months ended September 30, 2011, other revenue was $2.0 million, which included GAIN GTX revenue of $1.2 million, compared to $0.7 million and $0.4 million, respectively, for the three months ended September 30, 2010. For the nine months ended September 30, 2011, other revenue was $4.6 million, which included GAIN GTX revenue of $3.1 million, compared to $1.9 million and $1.1 million, respectively, for the nine months ended September 30, 2010.

Net interest expense consists primarily of the revenue generated by our cash and customer cash held by us at banks, in money market funds and on deposit at our wholesale forex trading partners, less interest paid to customers on their net account value and interest expense on our term loan. A customer’s net account value equals cash on deposit plus the marking to market of open positions as of the measurement date.

Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term U.S. government securities. Such deposits and investments earned interest at an average effective rate of approximately 0.1% for each of the three months and nine months ended September 30, 2011 and 2010. Interest paid to customers varies among customer accounts primarily due to the net value of a customer account, as well as interest promotions that we may make available from time to time. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest expense was $0.2 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively. Net interest expense was $0.8 million and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Trading Expense and Commissions

Trading expense and commissions consists primarily of compensation paid to our white label partners and introducing brokers. We generally provide white label partners with the platform, systems and back-office services necessary for them to offer forex trading services to their customers. We also establish relationships with introducing brokers that identify and direct potential forex trading customers to us. White label partners and introducing brokers generally handle marketing and the other expenses associated with attracting customers. Accordingly, we do not incur any incremental sales and marketing expense in connection with trading revenue generated by customers provided through our white label partners and introducing brokers. We do, however, pay a portion of this trading revenue to our white label partners and introducing broker partners and record this payment under trading expense and commissions. This expense is largely variable and changes principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. Our indirect business accounted for 34.6%, 42.5% and 39.5% of retail trading volume for 2009, 2010 and the first nine months of 2011, respectively.

Change in Fair Value of Convertible Preferred Stock Embedded Derivative and Adjusted Net Income

Our previously outstanding Convertible, Redeemable Preferred Stock Series A, Series B, Series C, Series D, and Series E contained a redemption feature that allowed the holders of our preferred stock at any time on or after March 31, 2011 to require us to repurchase such securities. We had determined that this redemption feature effectively provided such holders with an embedded option derivative meeting the definition of an “embedded derivative” pursuant to FASB ASC 815, Derivatives and Hedging. Consequently, the embedded derivative was required to be bifurcated and accounted for separately. This redemption feature and related accounting treatment is no longer required to be recognized following conversion of all of our then outstanding preferred stock into common stock in connection with our IPO. Historically, in accordance with FASB ASC 815, we adjusted the carrying value of the embedded derivative to the fair value of our Company at each reporting date, based upon the Black-Scholes options pricing model, and reported the preferred stock embedded derivative liability on the Consolidated Statements of Financial Condition, with changes in fair value recorded in our Consolidated Statements of Operations and Comprehensive Income. Historically, this impacted our net income, but did not affect our cash flow generation or operating performance. The embedded derivative caused our earnings to fluctuate, but in our view was not indicative of our historical or expected future operating performance.

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

The following table provides a reconciliation of GAAP net income to adjusted net income and adjusted earnings per common share (amounts in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income / (loss) applicable to GAIN Capital Holdings, Inc.	$7,618	$(98,688)	$19,034	$(18,931)
Change in fair value of convertible, redeemable preferred stock embedded derivative	—	109,219	—	48,936
Add back of purchased intangible amortization, net of tax	1,700	25	3,985	25

Adjusted net income	$9,318	$10,556	$23,019	$30,030

Adjusted earnings per common share(1):
Basic	$0.27	$3.46	$0.67	$10.01

Diluted	$0.24	$0.27	$0.59	$0.80

(1)

In connection with the completion of our IPO, our board of directors approved a 2.29-for-1 stock split of our common stock to be effective immediately prior to the completion of the IPO. The 2.29-for-1 stock split, after giving effect to the receipt by us of 407,692 shares of common stock from all of our pre-IPO common stockholders (on a pro-rata basis) in satisfaction of previously outstanding obligations owed by such stockholders to us, resulted in an effective stock split of 2.26-for-1. Accordingly, all references to share and per share data have been retroactively restated for the three months and nine months ended September 30, 2010 to reflect the effective 2.26-for-1 stock split.

The following table provides a reconciliation of our effective tax rate to our adjusted effective tax rate (amounts in thousands except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Income / (loss) before income tax expense	$11,783	$(91,974)	$30,021	$(1,141)

Change in fair value of convertible, redeemable preferred stock embedded derivative	—	109,219	—	48,936

Adjusted income before income tax expense	$11,783	$17,245	$30,021	$47,795

Income tax expense	$4,165	$6,714	$10,987	$18,192

Effective tax rate	35.3%	7.3%	36.6%	1,595.0%

Adjusted effective tax rate	35.3%	38.9%	36.6%	38.1%

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

General Market and Economic Conditions

Our financial and operating results are impacted by general economic and market conditions. In the nine months ended September 30, 2011, we experienced periods of low and high volatility in reaction to various market conditions. For example, early in the nine month period forex volatility was somewhat muted, while the natural disaster in Japan and economic issues in Europe resulted in elevated forex volatility levels and an increase in our customer trading activity in March. We believe increases in forex volatility are generally positively correlated with increases in customer trading activity. After relatively quiet markets in April, volatility returned in May due in part to the debt crises in Europe and inflation fears, causing increased interest in certain “safe haven” currencies and commodities. The nine months ended September 30, 2011 concluded with similar periods of volatility in the third quarter due to the change in the credit rating of the United States and continued concerns over the debt crises in Europe. Our operating results were also impacted by continued high unemployment and general economic uncertainty in the major developed economies. We are unable to predict the degree and duration of the impact of these market and economic conditions on our business.

Public Company Expense

As a public company, we are subject to the reporting requirements of the Exchange Act and the other rules and regulations of the SEC, as well as the requirements of the Sarbanes-Oxley Act of 2002, among other regulatory obligations applicable to public companies. These rules and regulations have increased our legal, accounting, auditing and other financial compliance costs. We have incurred approximately $1.2 million in related public company expenses and expect to continue to incur significant expenditures in the near term to expand our systems and hire and train personnel to assist us in complying with these requirements.

Business Development Updates

We opened a representative office in Beijing upon receiving formal regulatory approval from the China Banking Regulatory Commission in May 2011.

During the third quarter of 2011, we received approval in Hong Kong to begin offering forex and CFD trading directly to customers in Hong Kong.

Near the end of the third quarter of 2011, we launched a specialty execution desk for GAIN GTX covering all aspects of the forex markets, including spot, swaps, non-deliverable forwards (“NDFs”), and options.

In September 2011, we enhanced our CFD offerings to include new commodities such as copper, natural gas, heating oil, sugar, corn, wheat, cotton and soybeans.

Results of Operations

Revenue

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUE:
Trading revenue	$52,156	$51,149	$146,068	$147,667
Other revenue	2,013	738	4,636	1,914

Total non-interest revenue	54,169	51,887	150,704	149,581
Interest revenue	92	77	345	243
Interest expense	(334)	(492)	(1,150)	(1,676)

Total net interest revenue / (expense)	(242)	(415)	(805)	(1,433)

Net revenue	$53,927	$51,472	$149,899	$148,148

Our total net revenue increased $2.5 million, or 4.8%, and $1.8 million, or 1.2%, for the three months and nine months ended September 30, 2011, respectively, compared to the prior year periods. The relatively consistent net revenue for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was due largely to a change in the mix of the retail trading volume in the three months ended September 30, 2011 that adversely affected our retail revenue per million traded in such quarterly fiscal period, which was offset by the achievement of higher overall quarterly trading volume in the three months ended September 30, 2011. In particular, in the three months ended September 30, 2011, we experienced a significant shift in the geographic mix of our retail trading volume, with 78.9% of retail trading volume for the three months ended September 30, 2011 generated outside of the United States, compared to 59.0% for the three months ended September 30, 2010. In several of the international markets where we have increased our business both our desire to compete aggressively and the competitive environment led to generally tighter spreads on many of the products we offer, which reduced our retail revenue per million traded on such business.

The small increase in our total net revenue for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was largely due to an increase in retail trading volume of $249.0 million to $1,207.5 million for the nine months ended September 30, 2011, compared to $958.5 million for the nine months ended September 30, 2010, which was primarily attributable to a significant increase in trading volume in the three months ended March 31, 2011. The increase in retail trading volume was partially offset by a decrease in retail revenue per million traded, principally due to lower market volatility and a shift in the mix of our customers’ trading position relative to movements in market prices for such positions, as well as the same geographical shift in retail trading volume that we experienced in the three months ended September 30, 2011, with 77.1% of retail trading volume for the nine months ended September 30, 2011 generated outside the United States, compared to 53.9% for the nine months ended September 30, 2010.

Our other revenue increased $1.3 million, or 172.8%, and $2.7 million, or 142.2%, for the three months and nine months ended September 30, 2011, respectively, compared to the three months and nine months ended September 30, 2010, respectively, primarily due to an increase in revenue generated from GAIN GTX, our institutional trading platform, which we launched in March 2010.

Our net interest expense decreased $0.2 million, or 41.7%, and $0.6 million, or 43.8%, for the three months and nine months ended September 30, 2011, respectively, compared to the three months and nine months ended September 30, 2010, primarily due to a lower average outstanding balance on our term loan during the three months ended September 30, 2011, compared to the three months ended September 30, 2010.

Operating Expenses

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Total operating expenses	$42,144	$143,446	$119,878	$149,289

As a percentage of net revenue	78.2%	278.7%	80.0%	100.8%

Our total operating expenses decreased $101.3 million, or 70.6%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, which 2010 expenses included $109.2 million of expense related to the change in fair value of our preferred stock embedded derivative. Other changes in our expenses included a $3.6 million increase in trading expenses and commissions, a $2.7 million increase in purchased intangible amortization, a $1.4 million increase in professional fees and a $0.4 million decrease in selling and marketing.

Our total operating expenses decreased $29.4 million, or 19.7%, for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, which 2010 expenses included $48.9 million of expense related to the change in fair value of our preferred stock embedded derivative. Other changes in our expenses included a $6.9 million increase in trading expenses and commissions, a $6.3 million increase in purchased intangible amortization, a $2.4 million increase in professional fees , a $1.0 million increase in other expenses, a $0.9 million increase in employee compensation and benefits, a $0.5 million increase in occupancy and equipment and a $0.3 million increase in selling and marketing. See below for further discussion of the changes in the categories noted above.

Employee Compensation and Benefits

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Employee compensation and benefits	$11,563	$11,434	$34,907	$34,031

As a percentage of net revenue	21.4%	22.2%	23.3%	23.0%

Employee compensation and benefits expenses increased $0.1 million, or 1.1%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The slight increase was due to an increase in salary expense of $0.7 million, which was partially offset by a decrease in bonus expense of $0.5 million. The increase in salary expense was mainly attributable to an increase in headcount in order to support our international expansion, as well as the hiring of key members of senior management. As of September 30, 2011, we had 396 employees compared to 361 as of September 30, 2010. Bonus costs, which are performance based and therefore may vary quarter to quarter, represented 20.6% of our employee compensation and benefits for the three months ended September 30, 2011, compared to 25.6% for the three months ended September 30, 2010. The decrease in bonus costs as a percentage of compensation and benefits was due to lower operating results during the three months ended September 30, 2011, compared to the three months ended September 30, 2010, and partially offset the increase of employee compensation and benefits expense due to the hiring of new key employees.

Employee compensation and benefits expenses for the nine months ended September 30, 2011 increased by $0.9 million, or 2.6%, compared to the nine months ended September 30, 2010. The increase was due to an increase in salary expense of $1.6 million, which was partially offset by a decrease in bonus expense of $0.9 million. The increase in salary expense was mainly attributable to an increase in headcount in order to support our international expansion, as well as the hiring of key members of senior management. Bonus costs, represented 18.6% of our employee compensation and benefits for the nine months ended September 30, 2011, compared to 21.8% for the nine months ended September 30, 2010. The decrease in bonus costs as a percentage of compensation and benefits was due to lower profitability during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

Selling and Marketing Expense

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Selling and marketing	$8,788	$9,210	$27,954	$27,688

As a percentage of net revenue	16.3%	17.9%	18.6%	18.7%

Selling and marketing expenses for the three months and nine months ended September 30, 2011 remained consistent with the three months and nine months ended September 30, 2010, decreasing by 4.6% and increasing by 1.0%, respectively. Although our marketing expenses remained relatively consistent from 2010 to 2011, there was a moderate shift in the focus of our spending away from the U.S. market in order to support our global expansion efforts.

Trading Expense and Commissions

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Trading expenses and commissions	$9,927	$6,331	$25,544	$18,601

As a percentage of net revenue	18.4%	12.3%	17.0%	12.6%

Trading expenses and commissions increased $3.6 million, or 56.8%, and $6.9 million, or 37.3%, for the three months and nine months ended September 30, 2011, respectively, compared to the three months and nine months ended September 30, 2010, primarily due to an increase in white label partner and introducing broker commissions. The increase in trading expenses and commissions in 2011 was due to an increase in customer trading volume directed to us from our white label partners and introducing brokers of $40.6 billion and $69.8 billion for the three months and nine months ended September 30, 2011, respectively, compared to the level of customer trading volume directed to us by white label partners and introducing brokers in the corresponding periods in 2010. This expense is largely variable and changes principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. During the three months and nine months ended September 30, 2011, we generated approximately 24.8% and 29.7%, respectively, of our overall trading volume through customers introduced to us by white label partners and introducing brokers, compared to 37.9% and 37.3% for the three months and nine months ended September 30, 2010, respectively. Further, 39.1% and 39.5% of our retail trading volume was generated through customers introduced to us by white label partners and introducing brokers for the three months and nine months ended September 30, 2011, respectively, compared to 43.2% and 42.5% for the three months and nine months ended September 30, 2010, respectively.

Change in Fair Value of Convertible Preferred Stock Embedded Derivative and Adjusted Net Income (amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Change in fair value of convertible preferred stock embedded derivative	$—	$109,219	$—	$48,936

As a percentage of net revenue	—%	212.2%	—%	33.0%

The change in fair value of the preferred stock embedded derivative resulted in expense of $109.2 million and $48.9 million for the three months and nine months ended September 30, 2010, respectively. As the preferred stock embedded derivative was settled in December 2010 in connection with our IPO, there was no impact for the three months or nine months ended September 30, 2011.

Purchased intangible amortization

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Purchase intangible amortization	$2,720	$39	$6,376	$39

As a percentage of net revenue	5.0%	0.1%	4.3%	—%

Purchased intangible amortization increased $2.7 million and $6.3 million for the three months and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010. The increase was due to the amortization of the intangible assets acquired from Deutsche Bank AG in April 2011, Capital Market Services, LLC in October 2010 and MG Financial, LLC in August 2010. Purchased intangible amortization for the three months and nine months ended September 30, 2010 included only expense related to the intangible assets acquired from MG Financial, LLC. The assets acquired from MG Financial, LLC were fully amortized as of August 31, 2011.

Professional Fees

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Professional fees	$1,881	$517	$3,844	$1,484

As a percentage of net revenue	3.5%	1.0%	2.6%	1.0%

Professional fees increased $1.4 million and $2.4 million for the three months and nine months ended September 30, 2011, respectively, compared to the three months and nine months ended September 30, 2010. Professional fees primarily consist of accounting, tax and legal fees. The increase in professional fees was due to the use of such professionals to assist us in our international expansion, as well as our compliance with public company requirements.

Product Development, Software and Maintenance

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Product development, software and maintenance	$1,019	$922	$2,969	$2,486

As a percentage of net revenue	1.9%	1.8%	2.0%	1.7%

Product development, software and maintenance expenses increased $0.1 million, or 10.5%, and $0.5 million, or 19.4%, for the three months and nine months ended September 30, 2011, respectively, compared to the three months and nine months ended September 30, 2010. These increases were primarily due to the continued development and enhancement of our trading platforms, websites and tools to support our retail and institutional customers.

Other Expenses

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Other	$1,945	$1,966	$5,631	$4,639

As a percentage of net revenue	3.6%	3.8%	3.8%	3.1%

Other expenses remained consistent for the three months ended September 30, 2011 and increased $1.0 million, or 21.4%, for the nine months ended September 30, 2011, compared to the three months and nine months ended September 30, 2010. The increase for the nine months ended September 30, 2011 was primarily due to an increase in insurance expense related to the purchase of expanded coverage in preparation for our IPO and becoming a public company, as well as an increase in the use of consultants to assist us in complying with the requirements of being a public company and our efforts to enhance our financial and management control systems. These increases in other expenses were partially offset by a decrease in litigation expenses due to the settlement of a regulatory investigation in 2010 with no comparable expense in the corresponding 2011 period.

Income Taxes

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Income tax expense	$4,165	$6,714	$10,987	$18,192

As a percentage of net revenue	7.7%	13.0%	7.3%	12.3%

Income taxes decreased $2.5 million, or 38.0%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Our effective tax rate was 35.3% for the three months ended September 30, 2011 and 7.3% for the three months ended September 30, 2010. Our adjusted effective tax rate was 35.3% for the three months ended September 30, 2011 and 38.9% for the three months ended September 30, 2010. The adjusted effective tax rate takes into account the effect of the change in fair value of our preferred stock embedded derivative on our income (loss) before income tax expense. See the reconciliation of our effective tax rate to our adjusted effective tax rate above.

Income taxes decreased $7.2 million, or 39.6%, for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Our effective tax rate was 36.6% for the nine months ended September 30, 2011 and 1,595.0% for the nine months ended September 30, 2010. Our adjusted effective tax rate was 36.6% for the nine months ended September 30, 2011 and 38.1% for the nine months ended September 30, 2010.

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

We primarily hold and invest our cash at various financial institutions in various investments, including cash held at banks, deposits at our wholesale forex trading partners and money market funds, which invest in short-term U.S. government securities. In general, we believe all of our investments and deposits are of high credit quality and we have adequate liquidity to conduct our businesses.

As a holding company, nearly all of our funds from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. Our operating subsidiaries are subject to various regulatory requirements, including requirements of the CFTC and NFA in the United States, the Financial Services Authority in the United Kingdom, the Financial Services Agency in Japan, the Securities and Futures Commission in Hong Kong, the Australian Securities and Investments Commission and the Cayman Islands Monetary Authority, relating to liquidity and capital standards, which limit funds available for the payment of dividends to the holding company. As a result, we may be unable to access funds that are generated by our operating subsidiaries when we need them. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GAIN Capital Group, LLC’s net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

The following table describes the minimum regulatory capital our subsidiaries were required to maintain as of September 30, 2011 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$24.42	$43.88	$19.46
GAIN Capital Securities, Inc.	$0.05	$0.24	$0.19
GAIN Capital-Forex.com U.K., Ltd.	$5.31	$23.68	$18.37
Forex.com Japan Co., Ltd.	$4.68	$13.38	$8.70
GAIN Capital Forex.com Australia, Pty. Ltd.	$0.25	$0.54	$0.29
GAIN Capital-Forex.com Hong Kong, Ltd.	$1.92	$3.24	$1.32
GAIN Global Markets, Inc.	$0.10	$0.41	$0.31
GAIN Capital—Forex.com Canada Ltd.	$0.24	$2.05	$1.81

Our futures commission merchant and retail foreign exchange dealer subsidiary, GAIN Capital Group, LLC, or GCG, is subject to the CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these rules, GCG is required to maintain adjusted net capital of $20.0 million plus 5.0% of the total payables to customers over $10.0 million, as these terms are defined under applicable rules. Net capital represents GCG’s current assets less total liabilities as defined by CFTC Rule 1.17. GCG’s current assets consist primarily of cash and cash equivalents reported on our balance sheet as cash, receivables from brokers and trading securities, which primarily consist of short-term U.S. government securities. GCG’s total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, white label partner and introducing broker fees payable and other liabilities. From net capital certain percentage deductions are made against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. GCG’s net capital and adjusted net capital changes from day to day. As of September 30, 2011, GCG had net capital of approximately $81.3 million, adjusted net capital of $43.9 million and net capital requirements of $24.4 million. As of September 30, 2011, GCG’s excess net capital was $19.5 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements.

We are required to maintain cash on deposit with our wholesale forex trading partners in order to conduct our trading activities. As of September 30, 2011, we posted $78.5 million in cash with wholesale forex trading partners, of which $21.2 million was required as collateral pursuant to our agreements for holding spot foreign exchange positions with such institutions, and the remaining $57.3 million represented available cash in excess of required collateral. As of September 30, 2011, our total client assets were $286.4 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from our clients’ open positions.

We have experienced increased costs as a result of becoming a public company. Prior to our IPO in December 2010, we were not subject to the reporting requirements of the Exchange Act, or the rules and regulations of the SEC or any securities exchange. We are working to enhance our financial and management control systems, including our corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems, to manage our growth as a public company. We believe that we currently have sufficient capital to satisfy these additional expenses for at least the next twelve months.

Credit Facility

We have a $52.5 million term loan and a $50.0 million revolving line of credit through a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank. The term loan is payable in 20 quarterly installments of principal and the payments commenced on October 1, 2007. Interest is paid monthly and is based upon our choice of the prime rate of interest plus 0.5% or the LIBOR rate plus 3.25%. The interest rate applicable to the term loan as of September 30, 2011 was 3.75% based upon the prime rate of interest plus 0.5%. The term loan is secured by certain of our assets, a pledge of our membership interests in our wholly-owned subsidiary GAIN Holdings, LLC and a guarantee by GAIN Holdings, LLC. The term loan maturity date is July 1, 2012.

On March 29, 2011, we entered into a seventh loan modification agreement which, among other things, changed the required debt service coverage ratio to a minimum of 3.0 to 1.0 from 2.0 to 1.0.

On September 16, 2011, we entered into an amended and restated loan and security agreement with the Lenders. This amendment increased the amount of funds available under the revolving line of credit from $20.0 million to $50.0 million, and extended the maturity of such revolving line of credit to September 16, 2014. Interest for the revolving line of credit accrues at a floating rate per annum equal to the prime rate of interest plus 0.5%.

As of September 30, 2011, we had $10.5 million outstanding under the term loan and no amounts were outstanding under the revolving line of credit. In accordance with the provisions of our term loan and revolving line of credit as outlined in the loan and security agreement and subsequent modifications, we are required to adhere to various financial, regulatory, operational and reporting covenants. As of September 30, 2011 and during the entire term of the loan and security agreement, we were and have been in compliance with such covenants.

Cash Flow

The following table sets forth a summary of our cash flow for the nine months ended September 30, 2011 and 2010, (amounts in thousands):

	For the Nine Months Ended September 30,
	2011	2010
Cash provided by operating activities	$101,541	$55,088
Cash used for investing activities	(5,419)	(3,787)
Cash used for financing activities	(9,179)	(8,332)
Effect of exchange rate changes on cash and cash equivalents	64	(7,481)

Net increase in cash and cash equivalents	$87,007	$35,488

The primary drivers of our cash flow provided by operating activities are net deposits received from customers, amounts posted as collateral with wholesale forex trading partners and amounts paid to fund our operations.

Net deposits received from retail customers represent customer deposits less withdrawals for a given period. These amounts correlate to our customers’ ability to place additional trades, which potentially increases our trading volume, and include the impact of realized gains and losses on customer accounts. Net deposits received from retail customers increase when we receive initial deposits from new retail customers or additional deposits from existing retail customers. Net deposits received from retail customers decrease when a retail customer withdraws his or her funds partially or in full. Our net deposit activity is in part influenced by our customers’ trading positions because our customers may be required to post additional funds to maintain open positions or may choose to withdraw excess funds.

Amounts posted as collateral with brokers are classified on our balance sheet as receivables from brokers and represent collateral required to be deposited with our wholesale forex trading partners for us to hold spot foreign exchange positions, as well as the cash posted with wholesale forex trading partners in excess of required collateral. We post cash with wholesale forex trading partners in excess of required collateral to allow for adverse currency price moves relative to our positions, which would raise our level of required collateral. We receive interest on amounts we have posted as collateral with wholesale forex trading partners. The amount of collateral required by our wholesale forex trading partners in the future is expected to be commensurate with the amount of spot foreign exchange positions that they hold on our behalf. The amount of cash posted with wholesale forex trading partners in excess of required collateral is discretionary and may increase or decrease in future periods as we determine the most efficient uses of our cash.

Our largest operating expenses are employee compensation and benefits, trading expenses and commissions, selling and marketing expenses and income taxes. Employee compensation and benefits include salaries, bonuses and other employee related costs. Selling and marketing expenses include online, search engine, print and television advertising. Trading expenses and commissions consist primarily of compensation paid to our white label partners and introducing brokers. Income taxes are variable based on our taxable income. Other cash expense categories include interest expense on notes payable, bank fees, communications and data processing, occupancy and equipment, professional fees and other miscellaneous expenses. We believe our operating expenses will increase in future periods in order to support the overall growth of our business and to address the increased costs associated with being a public company.

Cash provided by operating activities was $101.5 million for the nine months ended September 30, 2011, compared to $55.1 million for the nine months ended September 30, 2010. The primary reasons for the increase in cash provided by operating activities were the redemption of $15.0 million in additional trading securities, a decrease in receivables from brokers of $32.9 million, an increase in depreciation and amortization of $6.2 million, an increase in prepaid assets of $7.6 million, and an increase in payables to brokers, dealers, FCMs and other regulated entities of $6.4 million, partially offset by a decrease in net income of $38.4 million (offset by an increase of $48.9 million in the preferred stock embedded derivative), a decrease in payable to customers of $7.6 million and a decrease in deferred taxes payable of $2.7 million.

Cash used for investing activities was $5.4 million for the nine months ended September 30, 2011, compared to $3.8 million for the nine months ended September 30, 2010. The increase in cash used for investing activities was primarily due to purchases of intangible assets during the nine months ended September 30, 2011 of $2.5 million, compared to purchases of intangible assets of $0.5 million during the nine months ended September 30, 2010.

Cash used for financing activities was $9.2 million for the nine months ended September 30, 2011, compared to $8.3 million for the nine months ended September 30, 2010. The increase in cash used for financing activities of $0.9 million was principally due to the repurchase of $3.3 million in shares of our common stock under our market repurchase program, partially offset by an increase in proceeds of $2.0 million from the exercise of warrants and options and the purchase of shares by employees under our employee stock purchase plan.

Capital Expenditures

Capital expenditures were $2.9 million for the nine months ended September 30, 2011, compared to $3.3 million for the nine months ended September 30, 2010. Capital expenditures for the nine months ended September 30, 2011 were primarily related to the development and enhancement of our trading platforms and websites, while capital expenditures for the nine months ended September 30, 2010 were primarily related to establishing a new corporate headquarters, which included furniture and technology infrastructure expenditures to support our facility.

Contractual Obligations

In the nine months ended September 30, 2011, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010, except for a reduction in our outstanding debt of $7.9 million due to the occurrence of quarterly payments under our term loan and the entering into a new three year lease for our Hong Kong subsidiary. The following table sets forth our contractual obligations for debt and capital lease obligations and operating lease obligations as of September 30, 2011 (amounts in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$17,936	$1,825	$2,652	$2,397	$11,062
Debt and capital lease obligations	10,583	10,583	—	—	—

Total	$28,519	$12,408	$2,652	$2,397	$11,062

Off-Balance-Sheet Arrangements

At September 30, 2011 and December 31, 2010, we did not have any off-balance-sheet arrangements.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used or if changes in the estimate that are reasonably likely to occur periodically could materially impact the financial statements. While our significant accounting policies are described in more detail in the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, we believe the following accounting policies are critical to the estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements.

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

Income Taxes

GAIN Capital Holdings, Inc. prepares and files the income taxes due as the consolidated legal entity. We account for income taxes in accordance with ASC 740-10, Income Taxes. Income tax expenses are provided using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the consolidated financial statements and the income tax basis, using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in our Consolidated Statements of Operations and Comprehensive Income in the period of enactment. We routinely evaluate all deferred tax assets to determine the likelihood of their realization.

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

Share Based Payments

ASC 718-10, Compensation — Stock Compensation, requires measurement of share based payment arrangements at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. The fair value of restricted stock units and restricted stock awards is determined based on the number of units granted and the grant date fair value of GAIN Capital Holdings, Inc.’s common stock.

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

The expected volatility is calculated based upon the volatility of public companies in similar industries or financial service companies. The expected life of an option is based upon a seven-year term and guidance from ASC 718-10-30 Compensation – Stock Compensation for ‘plain vanilla’ options. The average risk free rate is based upon the five year bond rate converted to a continuously compounded interest rate. We have not historically paid dividends and as such the expected dividend yield is zero when determining the fair value of stock options for all options granted through the end of September 30, 2011. In future periods this item will be adjusted to take into account our recent initiation of a quarterly dividend.

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

Goodwill and Intangible Assets

ASC 350-30, General Intangibles, requires a purchased intangible asset other than goodwill to be amortized over its useful life unless the useful life is determined to be indefinite. If the asset is determined to have a finite life in the future, we will amortize the carrying value over the remaining useful life at that time. In accordance with ASC 350-30, our URLs (foreignexchange.com and forex.com) are indefinite life intangible assets and are, therefore, not amortized. We compare the recorded value of the indefinite life intangible assets to their fair value on an annual basis and whenever circumstances arise that indicate that an impairment may have occurred.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against Other Assets on our Condensed Consolidated Balance Sheet, totaled approximately $0.1 million at September 30, 2011 and $0.1 million at December 31, 2010, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management may also change, which could affect the level of our future provision for doubtful accounts.

For example, if the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, an additional provision for doubtful accounts may be required, and such provision may be material.

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

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements. Our net interest expense is directly affected by the spread between the short-term interest rates we pay our customers on their balances and the short-term interest rates we earn from re-investing their cash. These spreads can widen or narrow when interest rates change. In addition, a portion of our interest income relates to customer balances on which we do not pay interest and, therefore, it is directly affected by the absolute level of short-term interest rates. As a result, a portion of our interest income will decline if interest rates fall, regardless of the interest rate spreads that affect the remaining portion of our interest income. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and customer cash held is held in cash and cash equivalents including cash at banks, deposits at wholesale forex trading partners and in money market funds, which invest in short-term U.S. government securities. The interest rates earned on these deposits and investments affects our interest revenue. In addition, the interest we pay on our term loan is based upon our choice of the prime rate plus interest of 0.5% or the LIBOR rate plus 3.25%. The interest rate applicable to the term loan as of September 30, 2011 was 3.75% based upon the prime rate of interest plus 0.5%. We estimate that as of September 30, 2011, a 100 basis point increase in short-term interest rates would result in approximately $4.3 million more in annual pretax income.

Foreign Currency Exposures

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our assets denominated in foreign currencies, as well as our earnings, due to the translation of the balance sheets and income statements of our foreign subsidiaries from local currencies to United States dollars. We currently have limited exposure to currency risk and as of September 30, 2011, 74.8% of our assets, 77.0% of our liabilities, 95.9% of our revenue and 76.1% of our expenses were denominated in U.S. dollars. We currently do not take proprietary directional positions to mitigate our exposure to changes in foreign currency exchange rates.

Credit Risk

Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. As a result, we require that each trade must be collateralized in accordance with our margin policies described below. Each customer is required to have minimum funds in their account for opening positions, which we refer to as the initial margin, and for maintaining positions, which we refer to as maintenance margin, depending on the currency pair being traded. Margin requirements are expressed as a percentage of the customer’s total position in that currency, and the customer’s total margin requirement is based on the aggregate margin requirement across all of the positions that a customer holds at any one moment in time. Each net position in a particular currency pair is margined separately. Accordingly, we do not net across different currency pairs, thereby following a fairly conservative margin policy. Our systems automatically monitor each customer’s margin requirements in real time, and we confirm that each of our customers has sufficient cash collateral in his or her account before we execute his or her trades. If at any point in time a customer has “negative equity” because his or her trading position does not comply with the applicable margin requirement, the position may be automatically liquidated, in part or in full, in accordance with our margin policies and procedures. This policy protects both us and the customer. The incidence of negative equity in customer accounts has been immaterial to our operations in the three months ended September 30, 2011 and 2010, which we believe was attributable to our real-time margining and liquidation policies and procedures. Our margin and liquidation policies are set forth in our customer agreements.

We are also exposed to potential credit risk relating to the counterparties with which we hedge our trades and the financial institutions with which we deposit cash. We mitigate these risks by allocating our funds across several of the largest financial institutions in the market. Additionally, we have policies in place which limit the maximum amount of funds we hold at any given financial institution. In the event that our access to one or more financial institutions becomes limited, our ability to hedge may be impaired.

Market Risk

We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the risk committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not take proprietary directional market positions and therefore do not initiate market positions for our own account in anticipation of future movements in the relative prices of the products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of September 30, 2011, we maintained adjusted net capital of $87.4 million, which represented approximately 2.4 times the capital we were required to hold.

Cash Liquidity Risk

In normal conditions, our business of providing online forex trading and related services is self financing because we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currency pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with nine financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire. Collateral on deposit with these financial institutions ranged from $76.8 million to $100.4 million in the aggregate for the nine months ended September 30, 2011.

In addition, our forex trading operations involve the risk of losses due to the potential failure of our customers to perform their obligations under the transactions we enter into with them, which increases our exposure to cash liquidity risk. To reduce this risk, our margin policy requires that we mark our customers’ accounts to market each time the market price of a position in their portfolio changes and provides for automatic liquidation, as described above.

Operational Risk

Our operations are subject to a variety of risks resulting from, among other things, technological interruptions, failures or capacity constraints, in addition to risks involving human error or misconduct. Regarding technological risks, we are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations. We have established a program to monitor our computer systems, platforms and related technologies and to address issues that arise promptly. We have also established disaster recovery facilities in strategic locations to ensure that we can continue to operate with limited interruptions in the event that our primary systems are damaged. As with our technological systems, we have established policies and procedures designed to monitor and prevent both human errors, such as clerical mistakes and incorrectly placed trades, as well as human misconduct, such as unauthorized trading and fraud. In addition, we seek to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies.

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

Regulatory Risk

We operate in a highly regulated industry and are subject to the risk of sanctions from U.S. federal and state and international authorities if we fail to comply adequately with regulatory requirements. Failure to comply with applicable regulations could result in financial and other penalties, including revocation of our authority to conduct business. In addition, efforts to comply with applicable regulations may increase our costs or limit our ability to pursue certain business opportunities.

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

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For the nine months ended September 30, 2011, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part II, Item 1 of our Form 10-Q for the three months ended June 30, 2011, filed on August 5, 2011, Part II, Item 1 of our Form 10-Q for the three months ended March 31, 2011, filed on May 16, 2011, and Part I, Item 3 of our Form 10-K for the year ended December 31, 2010, filed on March 30, 2011. The following supplements and amends those discussions.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our quarterly or annual operating results, cash flows or consolidated balance sheet.

As previously disclosed, on March 31, 2011, Shari Streit Jansen, as Chapter 7 Trustee for the bankruptcy estate of Beau Diamond, brought an adversary proceeding against us, as well as several other forex trading firms, in the U.S. Bankruptcy Court in the Middle District of Florida. The complaint seeks to recover certain funds transferred to us by Mr. Diamond through an entity for which he acted as managing member, Diamond Ventures, LLC, under federal and state fraudulent transfer laws. The complaint alleges that Mr. Diamond defrauded customers of Diamond Ventures, LLC, for which activities he was ultimately convicted, and that these transfers were made in furtherance of Mr. Diamond’s fraudulent scheme. The complaint also alleges that we should have known of Mr. Diamond’s fraud. Since 2006, we have cooperated with regulatory and governmental entities, including the NFA, CFTC, Federal Bureau of Investigation, the U.S. Department of Justice and the Internal Revenue Service, in the course of their respective investigations into Mr. Diamond. At no time were we accused by any such governmental entity of acting inappropriately in connection with our customer relationship with Mr. Diamond and Diamond Ventures, LLC or Mr. Diamond’s trading activities. On June 16, 2011, we moved to dismiss the complaint. On July 19, 2011, the Trustee filed a motion to continue the pre-trial conference, which was scheduled for July 25, 2011 and also to extend the deadline to respond to our motion to dismiss. The parties agreed to mediate their dispute before the Trustee responded to the motion to dismiss and participated in a mediation on September 14, 2011, which resulted in an agreement in principal for settlement of the matter for a sum that is not material to our financial condition. The settlement agreement must be approved by the U.S. Bankruptcy Court.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 describes the various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” There have been no material changes from the risk factors disclosed in that section of our Annual Report on Form 10-K, which section is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities

None.

(b)	Purchase of Equity Securities by the Issuer

The following table presents information regarding our purchases of our common stock in the third quarter of 2011:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)

July 1, 2011 – July 31, 2011	20,655	$5.97	20,655	$9,751,243
August 1, 2011 – August 31, 2011	280,039	$5.55	280,039	$8,192,052
September 1, 2011 – September 30, 2011	261,669	$5.59	261,669	$6,725,107

(1)

On May 16, 2011, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $10.0 million for the purchase of the Company’s common stock over a one-year period.

(2)	Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Amended and Restated Loan and Security Agreement, dated as of September 16, 2011, by and among the Company, Silicon Valley Bank, as collateral agent for the lenders listed on Schedule 1.1 of the Agreement and as administrative agent for the Lenders, including, without limitation, SVB and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2011).

10.2	Unconditional Guaranty, dated as of March 29, 2006, by and among Gain Holdings, LLC, Silicon Valley Bank and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.3	First Amendment to Unconditional Guaranty, dated as of September 16, 2011, by and among Gain Holdings, LLC, the Company, Silicon Valley Bank and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2011).

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*+	XBRL Instance

101.SCH*+	XBRL Taxonomy Extension Schema

101.CAL*+	XBRL Taxonomy Extension Calculation

101.DEF*+	XBRL Taxonomy Extension Definition

101.LAB*+	XBRL Taxonomy Extension Labels

101.PRE*+	XBRL Taxonomy Extension Presentation

*	Filed herewith.
+	XBRL (Extensible Business Reporting Language) information is furnished and not filed, and is not a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2011	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2011	/s/ Henry C. Lyons
Henry C. Lyons
Executive Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 10, 2011	/s/ Daryl J. Carlough
Daryl J. Carlough
Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)