Form 10-K
period 2011-12-31
GAIN Capital Holdings, Inc.
filed 2012-03-15
CIK 1444363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2).    ☐  Yes    ☑  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011, was approximately $93.5 million.

As of March 13, 2012, the registrant had 34,838,134 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year is incorporated by reference into Part III of this Form 10-K.

GAIN Capital Holdings, Inc.

FORWARD-LOOKING INFORMATION

In this Annual Report on Form 10-K, the words “GAIN”, the “Company”, “our”, “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. GAIN’s fiscal year ended on December 31, 2011.

This Annual Report on Form 10-K contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which GAIN operates and management’s current beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that management or GAIN “believes”, “expects”, “anticipates”, “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the section entitled “Item 1A – Risk Factors” below and discussed elsewhere herein. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair the business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

PART I

ITEM 1.	BUSINESS

Overview

We are a global provider of online trading services, specializing in global over-the-counter, or OTC, markets, including spot foreign exchange, or forex, and precious metals, as well as “contracts-for-difference”, or CFDs, which are investment products with returns linked to the performance of an underlying commodity, index or security. We have customers residing in more than 140 countries worldwide and conduct business from our offices in New York City, Bedminster, New Jersey, London, Tokyo, Sydney, Beijing, Hong Kong, Seoul and Singapore.

We service retail investors through our FOREX.com brand and institutional investors through our GAIN GTX offering. We also offer retail customers the ability to trade exchange-traded products through our wholly-owned subsidiary, GAIN Securities. We have invested considerable resources in developing our retail and institutional trading platforms and tools to allow our customers to trade and manage their accounts. While our retail and institutional businesses use separate platforms, we are able to leverage our combined scale and trading volume in our relationships with our wholesale trading partners, bank liquidity providers, and other service providers. In addition, we believe the two platforms complement each other, which allows us to cross-sell our services and to leverage our facilities and the technology we develop. Our customers can trade through web-based, downloadable and mobile trading platforms and have access to innovative trading tools to assist them with research, automated trading and account management.

The following table sets forth key financial data and operating metrics for our business:

	Key Financial Data (in millions) Year Ended December 31,
	2011	2010	2009	2008	2007
Net Revenue	$181.5	$189.1	$153.3	$188.1	$119.3
Net income/(loss) (1)	$15.7	$37.8	$28.0	$231.4	$(134.7)
Adjusted net income (unaudited)(2)	$21.7	$33.9	$26.3	$49.6	$30.6

	Key Operating Metrics (Unaudited) Year Ended December 31,
	2011	2010	2009	2008	2007
Total Customer Trading Volume (billions)	$2,527.6	$1,564.1	$1,246.7	$1,498.6	$674.5
Retail trading volume (billions)	$1,574.0	$1,324.8	$1,246.7	$1,498.6	$674.5
Institutional trading volume (billions)(3)	$953.6	$239.3	—	—	—

U.S. trading volume (billions)	$1,195.6	$777.0	$679.2	$878.9	$355.4
Non-U.S. trading volume (billions)	$1,332.0	$787.1	$567.5	$619.7	$319.1

Traded Retail Accounts (last twelve months)	63,436	64,313	52,755	52,555	43,139
Retail trading revenue per million traded	$111.7	$141.5	$123.0	$124.1	$175.2
Net Deposits (millions)	$233.2	$267.8	$257.1	$277.3	$184.2

As of December 31
Funded Retail Accounts	76,485	85,562	60,168	49,740	51,026
Client assets (millions)	$310.4	$256.7	$199.8	$124.0	$108.9

(1)	For the periods prior to the closing of our initial public offering in December 2010, our net income/(loss) was affected by the changes in our embedded derivative liability attributable to the redemption feature of our previously outstanding preferred stock. This redemption feature and the associated embedded derivative liability was no longer required to be recognized following the conversion of all of our preferred stock into common stock in connection with the completion of our initial public offering in December 2010.
(2)	Adjusted net income is a non-GAAP financial measure which represents our net income excluding the historical change in fair value of the embedded derivative in preferred stock and the amortization of purchased intangibles. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Income Statement Line Items and Key Operating Metrics” and “– Reconciliation of Non-GAAP Financial Metrics,” for discussion and reconciliation of non-GAAP financial metrics.
(3)	Our institutional channel includes our GAIN GTX business which was launched in March 2010, as well as additional institutional customers that trade through our other platforms.

Growth Strategies

We intend to grow our business and increase our profitability principally by employing the following growth strategies:

•	Continue to enhance our proprietary trading platforms and innovative trading tools, in order to attract customers and increase our market share;

•

Expand our product offerings to include other financial products to enable our customers to access an expanding range of products and execute trading strategies across various products potentially leading to more revenue per customer;

•	Identify and enter high-growth markets in order to expand our presence globally in markets where we believe there are large revenue opportunities;

•	Strategically expand our operations and customer base through business acquisitions, investments and partnerships; and

•	Capture additional market share by taking advantage of consolidation within the forex industry and capitalizing on increasing confidence in retail forex as an asset class.

The following accomplishments demonstrate our focus on our growth strategies during 2011:

•	The introduction of mobile trading applications for iPad and Android;

•	The introduction of seven additional currency pairs, the expansion of our CFD offerings to customers outside the United States;

•	The launch of a specialty execution desk for GAIN GTX covering all aspects of the forex market, including spot, swaps, non-deliverable forwards (NDFs) and options;

•

The opening of a representative office in Beijing in May 2011, approval to begin offering forex and CFD trading directly to customers in Hong Kong and the incorporation of GAIN Capital—Forex.com Canada Ltd.; and

•	The acquisition of the customer account balances and effective customer agreements of Deutsche Bank AG’s dbFX retail foreign exchange business in April 2011.

Our Retail Business

Through FOREX.com we provide our retail customers around the world with access to a variety of global OTC financial markets, including forex, precious metals and CFDs on commodities and indices. Because of U.S. regulatory requirements, neither we nor our subsidiaries offer CFDs in the United States or to U.S. residents. We provide our customers with what we believe to be one of the most robust online forex and CFD trading services in the industry, allowing customers to monitor multiple markets around the world simultaneously and to execute trades quickly and at a low cost from a single trading account. Today, we provide liquidity in 77 OTC markets, including 58 currency pairs, 10 equity indices, and 9 commodities. Since our retail products are offered OTC, we act as a counterparty for our customers’ transactions. Our retail business represented 96.9% of our consolidated net revenue for the year ended December 31, 2011.

We have been developing our FOREX.com retail offering for more than a decade, and have grown to support over 350,000 accounts worldwide as of the year ended December 31, 2011. Due to the global nature of our business, we have invested considerable resources to make our products and services available in multiple languages, which today includes English, German, Chinese, Japanese, Russian and Arabic and to allow our customers to fund their accounts in six different currencies.

In April 2011, we significantly added to our retail business through the acquisition of the customer account balances and effective customer agreements of Deutsche Bank AG’s dbFX retail foreign exchange business. The agreement also provided for the referral of retail forex clients from Deutsche Bank to us over the two-year period following the closing of the transaction.

As an OTC forex and CFD broker, when a retail customer executes a trade with us, the trade may be naturally hedged against an offsetting trade from another customer, hedged through an offsetting trade with one of our wholesale trading partners or may become part of our net exposure portfolio. For naturally hedged trades, we receive the entire bid/offer spread we offer our customers on the two offsetting transactions. For immediately offset trades, we earn the difference between the retail bid/offer spread we offer our customers and the wholesale bid/offer spread we receive from our wholesale trading partners. Customer trades in our net exposure portfolio are managed pursuant to our risk-management policies and procedures, including risk limits established by the Risk Committee of our Board of Directors, and we receive the net gains or losses generated through the management of our net exposure.

The following are the key components of our retail business:

Innovative trading tools

We have made significant investment in the development and support of our proprietary trading technology in order to provide our customers with an enhanced customer experience and multiple ways to trade and manage their accounts, tailored to their level of experience and preferred mode of access. In addition, we also selectively offer third party trading tools we believe complement our proprietary offerings. Our current suite of available trading tools includes:

•

FOREXTrader PRO, our award winning proprietary trading platform, which provides active traders with a highly customizable trading environment, fully integrated decision support tools and automated trading capabilities. FOREXTrader PRO is available in both a downloadable desktop edition and a web-based version that is compatible with various operating systems.

•	FOREXTrader Mobile, our market leading suite of fully functional mobile trading solutions, which includes native iPhone and Android apps, as well as an iPad app.

•

Website Trading, our web-based trading platform, provides streamlined trading, research and account management features in a secure environment, and is an important tool that attracts a more diverse customer base, including novice traders, who prefer easy-to-use trading tools accessed through a customer-friendly website.

•

MetaTrader 4, a popular third-party trading platform, that allows users to develop and automate their own custom trading strategies or use trading systems developed by third parties. MetaTrader 4 is available in 31 languages, and is especially popular outside the United States.

We believe that our proprietary trading technology has and will continue to provide us with a significant competitive advantage because we have the ability to adapt quickly to our customers’ changing needs and rapidly incorporate new products and features.

Competitive pricing and fast, accurate trade execution

We have leveraged our extensive experience in the global OTC markets to develop highly automated processes, which allows us to deliver tight bid/offer spreads generally reflective of currently available pricing in the markets we trade, and to execute our customers’ trades quickly and efficiently.

We have relationships with a large number of the most prominent forex liquidity providers, which we believe allows us to offer our customers more competitive pricing with tighter bid/offer spreads than many of our competitors. In addition, we have developed a proprietary pricing engine, which electronically aggregates quotes from our liquidity sources based on the midpoint price between the available “best bid” and “best offer” and allows us to provide our customers with real-time quotes without reliance on third-party pricing providers.

Our trading processes enable us to execute trades, in most cases, in under a second. We have established a set of standards we use to measure execution quality and we publish execution statistics on a quarterly basis. The FOREX.com execution scorecard, which is available on our website, demonstrates our ability to provide fast, accurate trade executions, as well as our commitment to transparency in our business. In 2011, we handled over 39 million trade requests and executed 99.9% of trades in less than one second, with an average execution speed of .07 seconds. We believe we are the only firm in our industry to voluntarily publish a monthly execution scorecard with the level of detail that we provide.

Sophisticated risk management

Because we are exposed to market and credit risk in connection with our retail trading activities, robust risk management capabilities is a high priority.

Our risk management policies and procedures have been developed to enable us to effectively manage our exposure to market risk, particularly in connection with the management of our net exposure. Our net exposure is evaluated each second and is continuously rebalanced throughout the trading day, thereby minimizing the risk we will be adversely affected by changes in the market prices of the products we hold. This real-time rebalancing of our portfolio enables us to curtail risk and to be profitable in both up market and down market scenarios. For the year ending December 31, 2011, approximately 97.1% of our average daily retail trading volume was either naturally hedged—when one customer executing a trade in a currency pair is offset by a trade made by another customer—or hedged by us with one of our wholesale forex trading partners.

Our risk management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. While many of our risk management processes are automated and we calculate margin requirements for each of our customers on a real-time basis across all products, our risk-management policies also require quantitative analyses by product, as well as assessment of a range of market inputs, including trade size, price and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through real-time, intraday and end of day reporting. We do not take proprietary directional market positions and therefore do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer.

Because we allow our customers to trade notional amounts greater than the funds they have on deposit with us through the use of leverage, management of credit risk is a key focus for us. The maximum leverage available to retail traders is set by the regulator in each jurisdiction. For example, the maximum leverage available to retail accounts in the United States is 50-to-1 (e.g. the initial margin requirement would be approximately $2,000 in order to execute a notional trade amount of 100,000 for the Euro/Dollar (EUR/USD) currency pair), 25-to-1 in Japan and up to 200-to-1 in the United Kingdom and Australia. We manage customer credit risk through a combination of making available trading tools that allow our customers to avoid taking on excessive risk and automatic processes that close customer positions in the event the market moves against them. For example, our customer trading platforms provide a real-time margin monitoring tool to enable customers to know when they are approaching their margin limits so that they may take action ahead of any liquidation event. Customers also have the option of employing lower leverage. If a customer’s equity falls below what is required to support that position, we will automatically liquidate positions to bring the customer’s account into margin compliance.

Demonstrated white label capabilities

We have significant experience in successfully negotiating and maintaining white label partnerships. White label partners are firms that enter into an arrangement with us whereby we provide all of the front- and back-office services necessary for them to provide online retail forex trading to their customers under their own brands. Our typical white label partner is a either a financial services firm seeking to provide their retail customers with online forex trading services quickly and cost-effectively or an online broker, such as a broker-dealer or Futures Commission Merchant, or FCM, seeking to expand the number of financial products they offer to their customers. We enter into white label partnerships in order to expand into new markets where we have not obtained the regulatory authorizations necessary to provide our trading services directly to retail customers or to gain access to a partner’s existing client base. We compensate our white label partners with either a commission based on the trading volume generated by their customers or a share of net revenue generated by their customers. These relationships allow us to take advantage of market opportunities that would be costly and time-consuming to access by other means. Through our white label partners, we generated 14.5% of our retail trading volume for the year ended December 31, 2011. We believe we are well-positioned to capture new partnership opportunities given our successful track record of supporting partners globally.

Our Customers

Our retail customers consist of self-directed traders, who execute trades on their own behalf, and managed account customers who have engaged an intermediary to make trading decisions on their behalf.

The majority of our retail customers are self-directed traders. The typical self-directed customer is generally comfortable making trading decisions and has prior experience trading online, typically in more traditional asset classes, such as equities. Generally, our self-directed customers seek a high return on capital and are interested in investing in alternative asset classes, which typically have a higher risk/reward profile, but can serve as a diversification tool. For the year ended December 31, 2011, self-directed customers represented approximately 93.5% of our retail trading volume.

Our managed account customers make up a smaller portion of our retail customer base. The intermediaries engaged by our managed account customers, which we refer to as authorized traders, include professional money managers, which trade a significant amount of aggregated customer funds, and individuals that trade for a small number of customer accounts. For the year ended December 31, 2011, authorized traders collectively represented approximately 6.5% of our retail trading volume.

Sales and Marketing

In connection with our retail business, we employ a mixture of online and traditional marketing programs, such as advertising on third-party websites, search engine marketing, email marketing, as well as television advertising. In addition, we position senior members of our research team as expert industry resources, resulting in regular appearances on major financial news outlets.

Our principal lead-generation tool is to offer prospective customers access to free registered practice trading accounts for a 30-day trial period. From a prospective customer’s point of view, we believe the registered practice trading account serves two important functions. First, it serves as an educational tool, providing the prospective customers with the opportunity to try trading in a risk-free environment, without committing any capital. Second, it allows the prospective customer to evaluate our trading platform, tools and services. During this trial period, our customer service team is available to assist and educate the prospective customers.

We also attract customers by building awareness of our company, and the retail forex trading industry in general, through various education initiatives. Our educational resources currently include a variety of video tutorials, articles and other materials, along with interactive webinars and a comprehensive web-based training course coupled with access to experienced instructors. In keeping with our education focus, FOREX.com co-sponsors a 30-minute CNBC program developed to educate self-directed traders about the forex market. The program debuted in March 2011.

We also actively forge partnerships with introducing brokers in order to expand our customer base. We work with a variety of different types of introducing brokers, ranging from small, specialized firms that specifically identify and solicit customers interested in forex trading, to larger, more established financial services firms seeking to enhance their customer base by offering a broader array of financial products. Introducing brokers direct customers to us in return for either a commission on each referred customer’s trading volume or a share of net revenue generated by each referred customer’s trading activity.

Competition

The market for our services is rapidly evolving and highly competitive. Our competitors in the U.S. are different than our competitors in other parts of the world and vary in terms of regulatory status, breadth of product offering, size and geographic scope of operations. We have established a leading position in the U.S. retail forex market and over the past several years have made significant progress expanding our operations globally. Our main competitors can be categorized as follows:

•

Large U.S. Regulated Forex Firms, including firms regulated by the Commodity Futures Trading Commission, or CFTC, and National Futures Association, or NFA, with a principal offering in the U.S. of retail forex, such as Forex Capital Markets LLC, Global Futures & Forex, LLC and OANDA Corporation. Like us, these firms have also expanded globally over the past several years, and we also consider them to be competitors in several of our key international markets.

•

U.S. Online Broker-Dealers, including online broker dealer firms such as OptionsXpress Holdings, Inc., a division of The Charles Schwab Corporation, and TDAMERITRADE, among others. These traditional online brokers offer a broad set of asset classes to retail traders, including forex. The retail forex businesses of these competitors generally constitute a relatively insignificant portion of their overall businesses.

•

Global Multi-Product OTC Trading Firms, including firms such as Saxo Bank, CMC Group, IG Group Holdings plc and City Index Limited. These firms generally offer a board set of asset classes and earn a significant percentage of their revenue from non-forex products, including CFD trading on equity indices and commodities.

Our Institutional Business

We offer institutional customers access to forex trading, primarily through our GAIN GTX offering, which we launched in 2010. GAIN GTX utilizes a highly innovative, next generation electronic communications network, or ECN, which provides deep liquidity and true peer to peer trading capabilities through our unique centrally-cleared prime brokerage model, along with advanced algorithmic trading capabilities. We have made a significant investment in the development of proprietary enhancements to the GAIN GTX platform to provide our customers with innovative trading tools, such as basket trading, highly customized reporting and custom margin monitoring. In 2011, we launched a specialty execution desk within our GAIN GTX business to facilitate the execution of more complex transactions for our clients covering all aspects of the forex markets, including swaps, NDFs and options. For the year ended December 31, 2011, net revenue from our institutional business represented 2.4% of our total consolidated revenue.

Through GAIN GTX we provide institutional customers fully anonymous and equal access to the same executable pricing across all major currency pairs. GAIN GTX clients use their existing credit line with a prime broker to trade on the liquidity of other participants, including banks, hedge funds and other clients. GAIN GTX provides a marketplace where participants, including banks, market makers and individual traders, trade against each other by sending competing bids and offers into the trading platform. Participants interact inside the trading platform and get the best offers for their trades available at that time. All trading orders are matched between counterparties in real time. We act as an agent for the trades executed on the GAIN GTX platform and, therefore, do not assume any market or credit risk. We generate revenue by charging a commission on trades executed on the platform.

For professional traders who meet certain qualifications but do not have a credit line with a prime broker, our GTX Direct offering allows access to the liquidity of the GAIN GTX marketplace. Through GTX Direct, we agree to act as counterparty to trades executed through the GAIN GTX trading platform on our clients’ behalf and earn a commission for each trade.

GAIN GTX is powered by software and services that we license from Forexster Limited, or Forexster. Pursuant to our agreements with Forexster, we have obtained, subject to certain excluded customers and geographic regions, exclusive rights to use the Forexster software in the field of forex trading and non-exclusive rights to use such trading services in the field of precious metals trading.

Customers

Our institutional customer base includes financial institutions, hedge fund managers, Commodity trading advisors (“CTAs”), high frequency traders, broker/dealers and high net worth individuals who are looking for competitive pricing from diverse and deep liquidity sources.

Sales and Marketing

We have a direct sales team of six employees who are dedicated to building relationships with potential institutional customers and expanding our GAIN GTX business. Since its inception in 2010, our institutional business has quickly expanded to include customers throughout the United States, Europe and Asia.

Competition

GAIN GTX competes with other firms offering electronic trading platforms, such as ICAP through its EBS offering; Reuters; FX Connect and Currenex, both owned by State Street Bank; BGC partners through its eSpeed offering; FX Alliance; Knight Capital through its Hotspot offering; 360T Trading Networks; Integral Development Corp. and others.

Our Broker-Dealer Business

We offer our customers the ability to trade exchange-traded products through our wholly-owned subsidiary, GAIN Securities, through which we generated less than 1.0% of our consolidated net revenues for the year ended December 31, 2011. A broker dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc., or FINRA, GAIN Securities offers direct access to listed U.S. equity securities, including stocks, exchange traded funds, or ETFs, options, mutual funds and bonds.

Intellectual Property

We rely on a combination of trademark, copyright, trade secret and unfair competition laws in the United States and other jurisdictions to protect our proprietary technology, intellectual property rights and our brands (e.g., Forex.com, GAIN Capital and GAIN GTX). We also enter into confidentiality and invention assignment agreements with our employees and consultants, and confidentiality agreements with other third parties. We rigorously control access to our proprietary technology. Currently, we do not have any pending or issued patents.

We use the following service marks that have been registered with the U.S. Patent and Trademark Office: GAIN Capital (registered service mark), FOREX.com GAIN Capital Group (registered service mark), Trade Real-Time (registered service mark), ForexPro (registered service mark), ForexPremier (registered service mark), Forex Insider (registered service mark), ForexTrader (registered service mark), FOREX.com (registered service mark), ForexPlus (registered service mark) and It’s Your World. Trade It. (registered service mark).

Regulation

Overview

Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the United States, the United Kingdom (through which we have accessed regulatory passport rights to operate in a number of European Economic Area jurisdictions), Japan, Australia and Hong Kong. Government regulators and self-regulatory organizations oversee the conduct of our business in many ways, and several perform regular examinations to monitor our compliance with applicable statutes, regulations and rules. These statutes, regulations and rules cover all aspects of our business, including:

•	sales and marketing activities, including our interaction with, and solicitation of, customers;

•	trading practices, including the types of products and services we may offer;

•	treatment of customer assets, including custody, control, safekeeping and, in certain countries, segregation of our customer funds and securities;

•	maintaining specified minimum amounts of capital and limiting withdrawals of funds from our regulated operating subsidiaries;

•	continuing education requirements for our employees;

•	anti-money laundering practices;

•	recordkeeping and reporting; and

•	supervision regarding the conduct of directors, officers and employees.

In some jurisdictions in which we offer our products and services, regulation is not required as a result of the nature of the market or the manner in which we conduct our business. We consult with legal counsel in jurisdictions in which we operate on a regular basis as to whether we have the required authorizations, licenses or approvals or whether we may conduct our business cross-border with residents in that jurisdiction without obtaining local regulatory authorization, approval or consent. In addition, on an on-going basis we proactively evaluate our activities in jurisdictions in which we are not currently licensed or registered. To the extent that we serve customers in a jurisdiction in which we determine licensing or registration is required, we may also elect to direct such customers to a licensed white label or other partner, rather than pursuing licensing or registration.

Though we conduct our business in a manner which we believe complies with applicable local law, regulators may assert jurisdiction over activities that they deem to take place within the jurisdiction they regulate, and new laws, rules or regulations may be enacted that change the regulatory landscape and result in new, or clarify preexisting, registration or licensing requirements.

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

U.S. Regulation

In the United States, the CFTC and the NFA regulate our forex trading activities. Historically, the principal legislation covering our U.S. forex business was the Commodity Exchange Act, which provides for federal regulation of all commodities and futures trading activities and requires all futures and commodity options to be traded on organized exchanges. In recent years, as in the case of other companies in the financial services industry, our forex business has been subject to increasing regulatory oversight. Specifically, in 2008, the Congress passed the CFTC Reauthorization Act, which amended the Commodity Exchange Act to grant the CFTC express authority to regulate the retail forex industry. On October 18, 2010, the CFTC adopted a series of rules which regulate various aspects of our business, including:

•	creating “retail foreign exchange dealers,” or RFEDs, a new regulated category of forex brokers focused on retail investors that are permitted to act as counterparty to retail forex transactions;

•

imposing an initial minimum security deposit amount of 2.0% of the notional value for retail forex transactions in “major currency” pairs and 5.0% of the notional value for all other retail forex transactions;

•

providing that introducing brokers must either (i) register with the CFTC and become members of the NFA or apply for an exemption from registration and (ii) meet the minimum net capital requirements applicable to futures and commodity options introducing brokers or enter into a guarantee agreement with a CFTC-regulated forex dealer member, and permitting only one such guarantee agreement per introducing broker;

•

requiring that a risk disclosure statement is provided to every retail forex customer and that it include disclosure of the number of profitable and unprofitable non-discretionary accounts maintained by the forex broker during the four most recent calendar quarters;

•

prohibiting RFEDs, FCMs and introducing brokers from including statements in sales and marketing materials that would appear to convey to potential retail forex customers that there is a guaranty against loss, and requiring that FCMs, RFEDs and introducing brokers provide retail forex customers with enhanced written disclosure statements that, among other things, inform customers of the risk of loss; and

•

requiring RFEDs to maintain net capital of at least $20.0 million, plus 5.0% of the RFED’s customer obligations in excess of $10.0 million. In addition, in the event an RFED’s net capital position falls below 110.0% of the minimum net capital requirement, the RFED would be subject to additional reporting requirements.

In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. A number of significant provisions contained in the law affect, or will affect when implementing regulations are adopted by the appropriate federal agencies, our business. Specifically, the Dodd-Frank Act includes:

•	rules that, beginning in October 2010, require us to ensure that our customers resident in the United States have accounts open only with our NFA-member operating entity, GAIN Capital Group, LLC;

•

amendments to the Commodity Exchange Act that, beginning on July 15, 2011, required essentially all retail transactions in any commodity other than foreign currency to be executed on an exchange, rather than in OTC transactions;

•	a requirement that federal banking regulators adopt new rules regarding the conduct and operation of retail forex businesses by banks; and

•	a requirement that the SEC adopt rules regarding the conduct and operation of retail forex businesses by broker-dealers.

As a result of the Dodd-Frank Act’s requirement that essentially all transactions in commodities be executed on an exchange, after July 15, 2011, we were no longer permitted to offer leveraged spot metal transactions in the United States. For the period from January 1, 2011 through July 15, 2011, our leveraged spot metals business with U.S. customers generated approximately $20.7 million in revenue. In addition, new regulations regarding banks’ participation in the forex business could significantly affect our wholesale forex trading partners’ ability to do business with us, which could affect the structure, size, depth and liquidity of forex markets generally.

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

International Regulation

We have provided below a brief description of the key regulatory aspects governing our operations in the jurisdictions in which we have registered with, or obtained a license from, the local regulator, as well as material regulatory developments affecting our business in other jurisdictions important to our business, including developments that have presented risks or uncertainties for our operations.

United Kingdom

GAIN Capital Forex.com UK Limited, or GCUK, is a registered full scope BIPRU 730K investment firm, regulated by the Financial Services Authority, or FSA.

In the European Union, Commission officials have announced the intention to propose new laws to regulate OTC derivatives. The new laws would, among other things, require mandatory central clearing of some derivatives, higher collateral requirements and higher capital charges for certain OTC derivatives. Details for many aspects of the legislative proposals have not yet been published. If the products that we offer are subjected to mandatory central clearing, exchange trading, higher collateral requirements or higher capital charges, our business, financial condition and results of operations could be materially adversely affected.

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

The regulation of forex trading in Japan has recently undergone significant regulatory changes. In particular, pursuant to a new rule which became effective August 1, 2011, the maximum permitted leverage ratio for forex products is 25-to-1 and a new maximum leverage ratio of 20-to-1 for spot gold and spot silver products took effect on July 1, 2011. These regulatory changes may have a material adverse effect on our forex and metals business with Japanese customers.

Australia

GAIN Capital Forex.com Australia, Pty. Ltd. is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). The Australian Securities and Investments Commission, or the ASIC, is the corporate, markets and financial services regulator in Australia responsible for administering aspects of the Corporations Act 2001. GAIN Capital Forex.com Australia, Pty. Ltd holds an Australian Financial Services Licence that has been issued by the ASIC.

The ASIC has released guidance to assist compliance with regulation applicable to advertising materials issued by promoters of financial products and services in Australia and by OTC CFD providers advertising such products to retail clients. The ASIC has also released disclosure benchmarks for OTC CFD providers which include a benchmark requiring OTC CFD providers to adopt written customer suitability policies.

Hong Kong

Our Hong Kong subsidiary, GAIN Capital Forex.com Hong Kong Limited, or GCHK, is a Type 3 leveraged foreign exchange trading firm registered with the Securities and Futures Commission, or SFC, and operates as an approved introducing agent. During the third quarter of 2011, GCHK received approval to begin offering forex and CFD trading directly to customers in Hong Kong.

Cayman Islands

GAIN Global Markets, Inc., or GGMI, our Cayman Island subsidiary, is a registered securities arranger with the Cayman Islands Monetary Authority.

Canada

In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory but, generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. We are not currently registered in any Canadian province and, therefore, we direct new customers to a white label partner. We recently have applied for registration as an investment dealer with the Investment Industry Regulatory Organization of Canada, or IIROC, and such application is currently pending.

Singapore

We have a small number of retail forex customers that reside in Singapore. We are not currently licensed to offer forex trading services in Singapore, but continue to review the applicable licensing requirements in order to determine the appropriate course of action.

Korea

We have a number of partners that provide retail forex trading to customers in Korea. We are not currently licensed to offer forex trading services directly to retail customers in Korea. The regulation of forex trading in Korea has recently undergone regulatory changes. In particular, the Korean Financial Supervisory Service announced a policy effective March 5, 2012, pursuant to which the maximum permitted leverage was reduced to 10-to-1. In addition, the Korean regulatory authority has announced that it may consider measures to further limit the ability of Korean general investors to enter into forex margin trading for speculative purposes. These regulatory changes may have a material adverse effect on our business with Korean customers.

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

Employees

As of December 31, 2011, we had 364 employees. None of our employees are covered by collective bargaining agreements.

Corporate Information

We were incorporated in Delaware in October 1999 as GAIN Capital, Inc. Our principal executive offices are located at Bedminster One, 135 Route 202/206, Bedminster, New Jersey 07921. We operate our trading risk management and most administrative services out of our Bedminster (New Jersey), London and Tokyo offices and our sales and support services out of our Bedminster, New York City, Woodmere (Ohio), London, Tokyo, Hong Kong, and Australia offices. A complete list of our subsidiaries can be found in Exhibit 21.1.

Available Information

GAIN maintains a corporate website with the address www.gaincapital.com. Its intended use is as a regular means of disclosing material public information and for complying with disclosure obligations under Regulation FD promulgated by the SEC. Such disclosures are included on the website under the heading “Investor Relations.” Accordingly, investors should monitor such portions of the website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

We are not incorporating information contained in the website by reference into this Annual Report on Form 10-K. We will make available, free of charge through the website under the heading “Invester Relations”, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after electronically filing such material with, or furnishing such material to, the SEC. In addition, we make available on our website (i) our Proxy Statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, (ii) the charters for the committees of our Board of Directors, including the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Risk Committee, and (iii) our Code of Business Conduct and Ethics governing our directors, officers and employees. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the SEC and the New York Stock Exchange.

Materials filed with the SEC can also be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. The SEC also maintains a website, www.sec.gov, containing the reports, proxy statements and other information that we file with the SEC.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Our Revenue and Profitability Are Influenced by Trading Volume and Currency Volatility, Which Are Directly Impacted by Domestic and International Market and Economic Conditions That Are Beyond Our Control.

During the past few years, there has been significant disruption and volatility in the global financial markets. Many countries, including the United States and some member countries of the European Union, have recently experienced recessionary conditions. Our revenue is influenced by the general level of trading activity in the forex market. Our revenue and operating results may vary significantly from period to period due primarily to movements and trends in the world’s currency markets and to fluctuations in trading levels. We have generally experienced greater trading volume in periods of volatile currency markets. In the event we experience lower levels of currency volatility, our revenue and profitability will likely be negatively affected. In addition, we generally pay white label partners and introducing brokers based on the volume of trading activity of the customers they introduce to us, regardless of whether the order flow from such trading volume is profitable to us. Certain market conditions may be conducive to high trading volume by these customers but not to trading activity by such customers that allows us to generate significant revenue. As such, we may incur losses from these arrangements in the event that we are required to pay for increased trading volume but do not generate corresponding increased revenue from the related trade flow.

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

We May Incur Material Trading Losses From Our Forex Trading Activities.

Nearly all of our revenue and operating profits is derived from our foreign exchange trading business. Through our forex trading activities, we attempt to derive a profit from the difference between the prices at which we buy and sell, or sell and buy, foreign currencies. We may incur trading losses for a variety of reasons, including:

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

In addition, competitive forces often require us to match the breadth of quotes our competitors display and to hold varying amounts and types of foreign currencies at any given time. By having to maintain positions in certain currencies, we are subjected to a high degree of risk. We may not be able to manage such risk successfully and may experience significant losses from such activities, which could have a material adverse effect on our business, financial condition and results of operations and cash flows.

The Expansion of Our Trading Activities Into Other Financial Products, Including Listed Securities, Contracts for Difference, or CFDs, Over-the-Counter, or OTC, Currency Derivatives and Gold and Silver Spot Trading Entails Significant Risk, and Unforeseen Events in Such Business Could Have An Adverse Effect on Our Business, Financial Condition and Results of Operations and Cash Flows.

All of the risks that pertain to our trading activities in the forex market also apply to our listed securities, CFDs, OTC currency derivatives and gold and silver spot trading and any other products we may offer in the future. These risks include market risk, counterparty risk, liquidity risk, technology risk, third-party risk and risk of human error. In addition, we have limited experience outside of the forex market and unexpected events can occur that can result in great financial loss to us, including our inability to effectively integrate new products into our existing trading platform or our failure to properly manage the market risks associated with making markets for new products. The profit margins for these new products may not be similar to the profit margins we have realized with respect to forex trading. In addition, if we further expand our listed securities offerings, we would move from what is primarily a business model focused on OTC trading into a business model that includes brokerage activities that require reliance upon third-party clearing firms to hold our customers’ funds and execute our customers’ trades. The introduction of these and other potential financial products would pose a risk that our risk-management policies, procedures and practices, and the technology that supports such activities, will be unable to effectively manage these new risks to our business. In addition we would be subject to local securities laws for all of these offerings.

Our non-U.S. operating subsidiaries offer and sell CFDs outside the United States to non-U.S. persons. CFDs are not and may not be offered in the United States by us, including by any of our U.S. and non-U.S. subsidiaries, and are not eligible for resale to U.S. persons. They are not currently registered with the SEC or any other U.S. regulator. To the extent our current CFD product offerings constitute an offer or sale of securities under the U.S. federal securities laws, we will need to comply with those U.S. federal securities laws. To the extent our CFD offerings constitute OTC futures contracts or other financial derivative instruments, they are prohibited under the provisions of the U.S. Commodity Exchange Act. To the extent our CFD offerings are determined to constitute swaps or security-based swaps under the Dodd-Frank Act, the Commodity Exchange Act or the federal securities laws, we would be required to comply with such U.S. laws with respect to such offerings. Failure to effectively manage these risks or properly comply with local laws or regulations relating to our product offerings, including U.S. federal securities laws, may expose us to fines, penalties or other sanctions that could have a material adverse effect upon our business, financial condition and results of operations and cash flows.

Any Future Acquisitions May Result in Significant Transaction Expenses, Integration and Consolidation Risks and Risks Associated With Entering New Markets, and We May Be Unable to Profitably Operate Our Consolidated Company.

We intend to selectively pursue acquisitions. Any future acquisitions may result in significant transaction expenses and present new risks associated with entering additional markets or offering new products and integrating the acquired companies. We do not have significant experience in successfully completing acquisitions. We may not have sufficient management, financial and other resources to integrate companies we acquire or to successfully operate new businesses and we may be unable to profitably operate our expanded company. Additionally, any new businesses that we may acquire, once integrated with our existing operations, may not produce expected or intended results.

We Depend on Our Proprietary Technology. Any Disruption or Corruption of Our Proprietary Technology or Our Inability to Maintain Technological Superiority in Our Industry Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations and Cash Flows. We May Experience Failures While Developing Our Proprietary Technology.

We rely on our proprietary technology to receive and properly process internal and external data. Any disruption for any reason in the proper functioning, or any corruption, of our software or erroneous or corrupted data may cause us to make erroneous trades, accept customers from jurisdictions where we do not possess the proper licenses, authorizations or permits, or require us to suspend our services and could have a material adverse effect on our business, financial condition and results of operations and cash flows. In order to remain competitive, our proprietary technology is under continuous development and redesign. As we develop and redesign our proprietary technology, there is an ongoing risk that failures may occur and result in service interruptions or other negative consequences such as slower quote aggregation, slower trade execution, erroneous trades or mistaken risk-management information.

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

We May Not Be Able to Protect Our Intellectual Property Rights or May Be Prevented From Using Intellectual Property Necessary for Our Business.

We rely on a combination of trademark, copyright, trade secret and unfair competition laws in the United States and other jurisdictions to protect our proprietary technology, intellectual property rights and our brand. We also enter into confidentiality and invention assignment agreements with our employees and consultants, and confidentiality agreements with other third parties. We also rigorously control access to our proprietary technology. We do not have any patents. It is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. We also license or are permitted to use intellectual property or technologies owned by others, such as the trading platform used by our GAIN GTX business which is licensed from Forexster. In the event such intellectual property or technology becomes material to our business, our inability to continue use of such technologies would have a material adverse effect on our business. We may also face claims of infringement that could interfere with our ability to use technology that is material to our business operations.

In the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. For example, in 2011 we settled a lawsuit regarding our alleged infringement of a third party’s patents. Any litigation, whether successful or unsuccessful, could result in substantial costs and the diversion of resources and the attention of management, any of which could negatively affect our business.

Attrition of Customer Accounts and Failure to Attract New Accounts Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations and Cash Flows. Even if We Do Attract New Customers, We May Fail to Attract the Customers in a Cost-Effective Manner, Which Could Materially Adversely Affect Our Profitability and Growth.

Our customer base is primarily comprised of individual retail customers who generally trade in the forex market with us for short periods. Although we offer products and tailored services designed to educate, support and retain our customers, our efforts to attract new customers or reduce the attrition rate of our existing customers may not be successful. If we are unable to maintain or increase our customer retention rates or generate a substantial number of new customers in a cost-effective manner, our business, financial condition and results of operations and cash flows would likely be adversely affected. For the year ended December 31, 2011, we incurred sales and marketing expenses of $36.2 million. Although we have spent significant financial resources on sales and marketing expenses and related expenses and plan to continue to do so, these efforts may not be cost-effective at attracting new customers. In particular, we believe that rates for desirable advertising and marketing placements, including online, search engine, print and television advertising, are likely to increase in the foreseeable future, and we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments. Additionally, our sales and marketing methods are subject to regulation by the Commodity Futures Trading Commission, or CFTC, and National Futures Association, or NFA, in the United States and other regulators in non-US jurisdictions. The rules and regulations of these organizations impose specific limitations on our sales methods, advertising and marketing. If we do not achieve our advertising objectives, our profitability and growth may be materially adversely affected.

Our Business Could Be Adversely Affected if Global Economic Conditions Continue to Negatively Impact Our Customer Base.

Our customer base is primarily comprised of individual retail customers who view foreign exchange trading as an alternative investment class. If global economic conditions limit the disposable income of our customers, our business could be materially adversely affected as our customers may choose to curtail their trading in the forex market which could result in reduced customer trading volume and trading revenue.

We Are Subject to Litigation Risk Which Could Adversely Affect Our Reputation, Business, Financial Condition and Results of Operations and Cash Flows.

Many aspects of our business involve risks that expose us to potential liability under U.S. federal and state laws, as well as the rules and enforcement efforts of our regulators and self-regulatory organizations worldwide. These risks include, among others, disputes over trade terms with customers and other market participants, customer losses resulting from system delay or failure and customer claims that we or our employees executed unauthorized transactions, made materially false or misleading statements or lost or diverted customer assets in our custody. We may also be subject to regulatory investigation and enforcement actions seeking to impose significant fines or other sanctions, which in turn could trigger civil litigation for our previous operations that may be deemed to have violated applicable rules and regulations in one or more jurisdictions.

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

We currently allow our customers to use credit cards to fund their accounts with us. For the year ended December 31, 2011, 36.6% of the notional value of our customer deposits were funded in this manner. There is a risk that in the future, new regulations or credit card issuing institutions may restrict the use of credit and debit cards as a means to fund forex accounts. The elimination or a reduction in the availability of credit cards as a means to fund customer accounts or any increase in the fees associated with such use, could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

Our ability to attract and retain customers and employees may be adversely affected if our reputation is damaged. If we fail, or appear to fail, to deal with issues that may give rise to reputation risk, our business prospects could be materially adversely affected. These issues include, but are not limited to, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, client data protection, record keeping, sales and trading practices, and the proper identification of the legal, credit, liquidity, and market risks inherent in our business. Failure to appropriately address these issues could also give rise to additional legal risk to us, which could, in turn, increase the size and number of claims and damages asserted against us or subject us to regulatory enforcement actions, fines and penalties. Any such sanctions could materially adversely affect our reputation, thereby reducing our ability to attract and retain customers and employees.

In addition, our ability to attract and retain customers may be adversely affected if the reputation of the online financial services industry as a whole or the forex industry is damaged. In recent years, a number of financial services firms have suffered significant damage to their reputations from highly publicized incidents that in turn resulted in significant and in some cases irreparable harm to their business. A perception of instability within the online financial services industry also could materially adversely affect our ability to attract and retain customers.

The Loss of Our Key Employees Could Materially Adversely Affect Our Business, Including Our Ability to Grow Our Business.

Our key employees, including Glenn Stevens, our chief executive officer, and Tim O’Sullivan, our global head of trading, have significant experience in the forex industry and have made significant contributions to our business. In addition, other senior employees have made significant contributions to our business. Our continued success is dependent upon the retention of these and other key executive officers and employees, as well as the services provided by our trading staff, technology and programming specialists and a number of other key managerial, marketing, planning, financial, technical and operations personnel. The loss of such key personnel could have a material adverse effect on our business. In addition, our ability to grow our business is dependent, to a large degree, on our ability to retain such employees.

The Retail Forex Industry is Rapidly Evolving and We May Be Adversely Affected By Our Inability to Compete.

The forex market has only recently become accessible to retail investors and is a rapidly evolving business industry characterized by intense competition and evolving domestic and global regulatory oversight and rules. Tighter spreads and increased competition could make our business less profitable. In addition, new and enhanced alternative trading systems have emerged as an option for individual and institutional investors to avoid directing their trades through retail forex brokers, which could result in reduced revenue for us. Our prospects may be materially adversely affected by our ability to adapt to these changes and effectively manage the risks, expenses and difficulties frequently encountered in the operation of a new business in a rapidly evolving industry.

We May Be Unable to Effectively Manage Our Growth and Retain Our Customers.

The growth of our business has placed significant demands on our management and other resources. If our business continues to grow at a rate consistent with our historical growth, we may need to expand and upgrade the reliability and scalability of our transaction processing systems, network infrastructure and other aspects of our proprietary technology. We may not be able to expand and upgrade our technology systems and infrastructure to accommodate increases in our business activity in a timely manner, which could lead to operational breakdowns and delays, loss of customers, a reduction in the growth of our customer base, increased operating expenses, financial losses, increased litigation or customer claims, regulatory sanctions or increased regulatory scrutiny. In addition, we will need to continue to attract, hire and retain highly skilled and motivated executives and employees. We may not be able to attract or retain the executives and employees necessary to manage our growth effectively.

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

We compete based in part on our ability to execute our customers’ trades at competitive prices, to retain our existing customers and to attract new customers. Our competitors include sophisticated institutions which have larger customer bases, more established name recognition and substantially greater financial, marketing, technological and personnel resources than we do. These advantages may enable them, among other things, to:

•	develop products and services that are similar to ours, or that are more attractive to customers than ours in one or more of our markets;

•	provide products and services we do not offer;

•	provide execution and clearing services that are more rapid, reliable, efficient or less expensive than ours;

•	offer products and services at prices below ours to gain market share and to promote other businesses, such as forex options, listed securities, CFDs, precious metals and OTC derivatives;

•	adapt at a faster rate to market conditions, new technologies and customer demands;

•	offer better, faster and more reliable technology;

•	outbid us for desirable acquisition targets;

•	more efficiently engage in and expand existing relationships with strategic alliances;

•	market, promote and sell their products and services more effectively; and

•	develop stronger relationships with customers.

These competitors, including commercial and investment banking firms, may have access to capital in greater amounts and at lower costs than we do, and, therefore, may be better able to respond to changes in the forex industry, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Access to capital is critical to our business to satisfy regulatory obligations and liquidity requirements. Among other things, access to capital determines our creditworthiness, which if perceived negatively in the market could materially impair our ability to attract customer assets. Access to capital also determines the degree to which we can expand our operations. Therefore, if we are unable to maintain or increase our capital on competitive terms, we could be at a significant competitive disadvantage, and our ability to maintain or increase our revenue and earnings could be materially impaired. Also, new or existing competitors in our markets could make it difficult for us to maintain our current market share or increase it in desirable markets. Increased competition could also result in narrowing bid/offer spreads, which could materially adversely affect our business, financial condition and results of operations and cash flows. Any reduction in revenues without a commensurate reduction in expenses would decrease our profitability. We may not be able to compete effectively against these firms, particularly those with greater financial resources, and our failure to do so could materially and adversely affect our business, financial condition and results of operations and cash flows.

Our International Operations Present Special Challenges and Our Failure to Adequately Address Such Challenges or Compete in These Markets, Either Directly or Through Joint Ventures With Local Firms, Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations and Cash Flows.

In 2011, we generated approximately 76.4% of our retail trading volume from customers outside the United States. Expanding our business in new markets is an important part of our growth strategy. Due to certain cultural, regulatory and other challenges relevant to those markets, however, we may be at a competitive disadvantage in those regions relative to local firms or to international firms that have a well-established local presence. These challenges include:

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

•	less developed and established local financial and banking infrastructure, which could make our products and services less accessible;

•	reduced protection of intellectual property rights;

•	inability to enforce contracts;

•	difficulties and costs associated with staffing and managing foreign operations, including reliance on newly hired local personnel;

•	tariffs and other trade barriers;

•	currency and tax laws that may prevent or restrict the transfer of capital and profits among our various operations around the world; and

•	time zone, language and cultural differences among personnel in different areas of the world.

In addition, in order to be competitive in these local markets, or in some cases because of restrictions on the ability of foreign firms to do business locally, we may seek to operate through joint ventures with local firms. Doing business through joint ventures may limit our ability to control the conduct of the business and could expose us to reputational and greater operational risks. We may also face intense competition from other international firms over relatively scarce opportunities for market entry. Given the intense competition from other international brokers that are also seeking to enter these new markets, we may have difficulty finding suitable local firms willing to enter into the kinds of relationships with us that we may need to gain access to these markets. This competition could make it difficult for us to expand our business internationally as planned.

GAIN Capital Holdings, Inc. Is a Holding Company and Accordingly Depends on Cash Flow From Its Operating Subsidiaries to Meet Our Obligations. If Our Operating Subsidiaries Are Unable to Pay Us Dividends When Needed, We May Be Unable to Satisfy Our Obligations When They Arise.

As a holding company with no material assets other than the stock of our operating subsidiaries, nearly all of our funds generated from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to regulation and requirements of various regulatory bodies, including the CFTC and NFA in the United States, the Financial Services Authority in the United Kingdom, the Financial Services Agency, or FSA, the Japan Ministry of Economy, Trade and Industry, or JETI, the Japan Ministry of Agriculture, Forestry and Fisheries in Japan, or JAFF, the Securities and Futures Commission in Hong Kong and the Cayman Islands Monetary Authority in the Cayman Islands, relating to liquidity and capital standards, which may have the effect of limiting funds available for the payment of dividends to the holding company. Accordingly, if our operating subsidiaries are unable, due to regulatory restrictions or otherwise, to pay us dividends and make other payments to us when needed, we may be unable to satisfy our obligations when they arise.

Risks Related to Regulation

We Operate in a Heavily Regulated Environment That Imposes Significant Requirements and Costs on Us. Failure to Comply With the Rapidly Evolving Laws and Regulations Governing Our Forex and Other Businesses May Result in Regulatory Agencies Taking Action Against Us, Which Could Significantly Harm Our Business.

Substantially all of our operations involving the execution and clearing of transactions in foreign currencies, CFDs, gold and silver and securities are conducted through subsidiaries that are regulated by governmental bodies or self-regulatory organizations, including in the United States, the United Kingdom, Japan, Australia, Hong Kong and the Cayman Islands. Many of the regulations we are governed by are intended to protect the public, our customers and the integrity of the markets, and not necessarily our shareholders. In the United States, our forex trading activities are regulated by the CFTC and the NFA, and our securities activities are regulated by the SEC, and the Financial Industry Regulatory Authority, or FINRA. Outside the United States, our principal regulators include the FSA, the Australian Securities and Investments Commission in Australia, and the Securities and Futures Commission in Hong Kong, while in Japan, we are regulated by the JETI and the JAFF.

Among other things, we are subject to regulation with regard to:

•	sales and marketing activities, including our interaction with, and solicitation of, customers;

•	trading practices, including the types of investment products we may offer;

•	treatment of customer assets, including custody, control, safekeeping and, in certain countries, segregation of our customer funds and securities;

•	maintaining specified minimum amounts of capital and limiting withdrawals of funds from our regulated operating subsidiaries;

•	continuing education requirements for our employees;

•	anti-money laundering practices;

•	recordkeeping and reporting; and

•	supervision regarding the conduct of directors, officers and employees.

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

Recently, the legislative and regulatory environment in which we operate has undergone significant changes and there may be future regulatory changes affecting our industry. Our ability to expand our presence in various jurisdictions throughout the world will depend on the nature of future changes to the regulatory environment and our ability to continue to comply with evolving requirements. To the extent one or more regulators determines that our current activities do not comply with applicable law or regulations in a given jurisdiction, our services may be disrupted, we may elect to shift our services to a white label partner or we may be required to withdraw or modify our service offering.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, enacted in July 2010, has had and is expected to continue to have a significant effect on our U.S. retail business. For example, the Dodd-Frank Act further amended the Commodity Exchange Act to prohibit essentially all OTC retail transactions in any commodity other than foreign currency after July 15, 2011. As a result, after such date, we were not permitted to offer our U.S. retail customers leveraged spot metals trading or any product other than forex. For the period from January 1, 2011 through July 15, 2011, our leveraged spot metals trading business with U.S. customers generated approximately $20.7 million in revenue. The Dodd-Frank Act also includes a requirement that federal banking regulators and the SEC adopt new rules regarding the conduct and operation of forex businesses by banks and broker-dealers, respectively. As a result of these new regulations, the ability of our wholesale forex trading partners, many of which are regulated banks and/or broker-dealers, to do business with us could be significantly curtailed, which could materially adversely affect our ability to provide liquidity to our customers. In addition, the new rules could adversely affect the structure, size, depth and liquidity of forex markets generally. Any of these new regulatory developments, alone or in combination, could have a material adverse effect on our business and profitability.

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

In Japan, new regulations, which became effective in August 2011, prohibit our ability to offer Japanese residents leverage for forex products in excess of 25-to-1. For spot gold that we offer in Japan, beginning July 1, 2011, the maximum allowable leverage became 20-to-1. These changes may result in a decrease in Japanese customer trading volume, which may in turn materially adversely affect our financial condition, results of operations and cash flows.

The Australian Securities and Investments Commission has proposed its intention to issue new guidance on advertising materials, to introduce disclosure benchmarks for OTC CFD providers and to require OTC CFD providers to adopt written customer suitability policies.

In Korea, the Financial Supervisory Service introduced guidelines, effective March 5, 2012, pursuant to which the maximum leverage ratio for retail forex trading was reduced to 10-to-1. In addition, the Korean regulatory authority has announced that it may consider measures to further limit the ability of Korean general investors to enter into forex margin trading for speculative purposes. These regulatory changes may have a material adverse effect on our business with Korean customers.

In addition, the changing regulatory environment may create uncertainty with respect to certain practices or types of transactions that, in the past, may have been considered permissible and appropriate among financial services firms. Certain established practices may be called into question or become subject to additional regulatory requirements. These legal or regulatory uncertainties and additional regulatory requirements could result in a loss of, or increase in the cost of, business and could materially adversely affect our revenue, profitability and results of operations. Finally, because of changes in regulation, regulatory interpretations, enforcement practices or for other reasons, we may be found to have violated local regulation and, as a result, we may be subject to enforcement actions and penalties or customer claims in those local jurisdictions.

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

For the year ended December 31, 2011, approximately 64.6% of our trading volume was attributable to customers resident in a jurisdiction where we or our white label partners are licensed, regulated or deal with customers cross-border in a manner that we believe does not require us to be regulated in that jurisdiction. The remaining 35.4% of our retail trading volume was attributable to customers in jurisdictions in which we or our white label partners are not currently licensed or authorized by the local government or applicable self-regulatory organization. We determine the nature and extent of services we can offer and the manner in which we conduct our business in the various jurisdictions in which we serve customers based on a variety of factors, including legal advice received from local counsel, our review of applicable laws and regulations and, in some cases, our discussions with local regulators. In cases in which we operate in jurisdictions based on local legal advice, we are exposed to the risk that our legal and regulatory analysis is subsequently determined by a local regulatory agency or other authority to be incorrect and that we have not been in compliance with local laws or regulations, including local licensing or authorization requirements, and to the risk that the regulatory environment in a jurisdiction may change, including in a circumstance where laws or regulations or licensing or authorization requirements that previously were not enforced become subject to enforcement.

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

We may be subject to possible enforcement action and penalties if we are determined to have previously offered, or currently offer, our services in violation of applicable laws and regulations in any of the markets in which we serve customers. In any such case, we may be required to cease the conduct of our business with customers in one or more jurisdictions. We may also determine that compliance with the laws or licensing, authorization or other regulatory requirements for continuing the business in one or more jurisdictions are too onerous to justify making the necessary changes. In addition, any such event could negatively impact our relationship with the regulators or self-regulatory organizations in the jurisdictions where we are subject to regulation.

We Are Required to Maintain High Levels of Capital, Which Could Constrain Our Growth and Subject Us to Regulatory Sanctions.

Our regulators have stringent rules requiring that we maintain specific minimum levels of regulatory capital in our operating subsidiaries that conduct our spot foreign exchange, CFDs, gold and silver spot trading and securities businesses. In the United States, as a Futures Commission Merchant, or FCM, and a Retail Forex Exchange Dealer, or RFED, we are required to maintain adjusted net capital of $20.0 million plus 5.0% of the amount of customer liabilities over $10.0 million. On a worldwide basis, as of December 31, 2011, we were required to maintain approximately $35.8 million minimum capital in the aggregate across all jurisdictions, representing a $2.0 million, or 5.9% increase from our minimum regulatory capital requirement at December 31, 2010. Regulators continue to evaluate and modify regulatory capital requirements from time to time in response to market events and to improve the stability of the international financial system. Additional revisions to this framework or new capital adequacy rules applicable to us may be proposed and ultimately adopted, which could further increase our minimum capital requirements in the future.

Even if regulators do not change existing regulations or adopt new ones, our minimum capital requirements will generally increase in proportion to the size of the business conducted by our regulated subsidiaries. As a result, we will need to increase our regulatory capital in order to expand our operations and increase our revenue, and our inability to increase our capital on a cost-efficient basis could constrain our growth. In addition, in many cases, we are not permitted to withdraw regulatory capital maintained by our subsidiaries without prior regulatory approval or notice, which could constrain our ability to allocate our capital resources most efficiently throughout our global operations. In particular, these restrictions could adversely affect our ability to withdraw funds needed to satisfy our ongoing operating expenses, debt service and other cash needs and could affect any future decision by our Board of Directors regarding the payment of our quarterly dividends. Regulators monitor our levels of capital closely. We are required to report the amount of regulatory capital we maintain to our regulators on a regular basis, and we must report any deficiencies or material declines promptly. While we expect that our current amount of regulatory capital will be sufficient to meet anticipated short-term increases in requirements, any failure to maintain the required levels of regulatory capital, or to report any capital deficiencies or material declines in capital could result in severe sanctions, including fines, censure, restrictions on our ability to conduct business and revocation of our registrations. The imposition of one or more of these sanctions could ultimately lead to our liquidation, or the liquidation of one or more of our subsidiaries.

Servicing Customers Via the Internet May Require Us to Comply With the Laws and Regulations of Each Country in Which We Are Deemed to Conduct Business. Failure to Comply With Such Laws May Negatively Impact Our Financial Results.

Since our services are available over the Internet in foreign countries and we have customers residing in foreign countries, foreign jurisdictions may require us to qualify to do business in their country. We believe that the number of our customers residing outside of the United States will continue to increase over time. We are required to comply with the laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to Internet services available to the residents of each country from service providers located elsewhere. Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction, which could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

We rely on third-party financial institutions to provide us with forex market liquidity. We maintain relationships with three established global prime brokers, Deutsche Bank AG, or Deutsche Bank, UBS AG, or UBS, and the Royal Bank of Scotland plc, or RBS, as well as relationships with a number of additional wholesale forex trading partners, and we have access to liquidity through third-party trading platforms. We depend on these relationships for our access to a pool of forex liquidity to ensure that we are able to execute our customers’ trades in any of the 58 currency pairs, 10 equity indices, and 9 commodity products we offer and in the notional amount our customers request. These prime brokers and wholesale forex trading partners, although under contract with us, may terminate our arrangements at any time. In the event that we no longer have access to the competitive wholesale forex pricing spreads and/or levels of liquidity that we currently have, we may be unable to provide competitive forex trading services, which would materially adversely affect our business, financial condition and results of operations and cash flows.

We Depend on the Services of Prime Brokers to Provide Us Access to Liquidity Through Our Wholesale Forex Trading Partners. The Loss of One or More of Our Prime Brokerage Relationships Could Lead to Increased Transaction Costs and Capital Posting Requirements, As Well As Having a Negative Impact on Our Ability to Verify Our Open Positions, Collateral Balances and Trade Confirmations.

We depend on the services of prime brokers to provide us access to liquidity through our wholesale forex trading partners. The prime brokers act as central hubs through which we are able to deal with our existing wholesale forex trading partners. Although we have relationships with wholesale forex trading partners that could provide clearing services as a back-up for our prime brokers, if we were to experience a disruption in prime brokerage services due to a financial, technical or other development adversely affecting any of our current prime brokers, our business could be materially adversely affected to the extent that we are unable to transfer positions and margin balances to another financial institution in a timely fashion. In the event of the insolvency of a prime broker, we might not be able to fully recover the assets we have deposited (and have deposited on behalf of our customers) with the prime broker or our unrealized profits since we will be among the prime broker’s unsecured creditors.

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

We Are Subject to Risk of Default by Financial Institutions That Hold Our Funds and Our Customers’ Funds.

We have significant deposits with banks and other financial institutions. Pursuant to CFTC and NFA regulations for our U.S.-regulated subsidiaries, we are not permitted to segregate customer funds from our own funds. As such, we aggregate our customers’ funds and our funds and hold them in collateral and deposit accounts at various financial institutions. In the event of insolvency of one or more of the financial institutions with which we have deposited these funds, both we and our customers may not be able to recover our funds. Because our customers’ funds are aggregated with our own, the extent to which they will be entitled to insurance by the Federal Deposit Insurance Corporation is uncertain. In any such insolvency we and our customers would rank as unsecured creditors in respect of claims to funds deposited with any such financial institution. As a result, we may be subject to claims by customers due to the loss of their funds and our business could be materially adversely affected by the loss of our funds.

We Are Subject to Counterparty Risk Whereby Defaults by Parties With Whom We Do Business Can Have an Adverse Effect on Our Business, Financial Condition and Results of Operations and Cash Flows.

Our operations require a commitment of capital and involve risks of losses due to the potential failure of our customers to perform their obligations under their transactions with us. Our margin policy allows customers to leverage their account balances by trading notional amounts that may be significantly larger than their cash balances. We mark our customers’ accounts to market each time a currency price in their portfolio changes. While this allows us to closely monitor each customer’s exposure, it does not guarantee our ability to eliminate negative customer account balances prior to an adverse currency price change. Although we have the ability to alter our margin requirements without prior notice to our customers, this may not eliminate the risk that our access to liquidity becomes limited or market conditions, including currency price volatility and liquidity constraints, change faster than our ability to modify our margin requirements. If our customers default on their obligations, we remain financially liable for such obligations, and although these obligations are collateralized, since the value of our customers’ forex positions is subject to fluctuation as market prices change, we are subject to market risk in the liquidation of customer collateral to satisfy such obligations. In light of the current turbulence in the global economy, we face increased risk of default by our customers and other counterparties. Any default by our counterparties or partners could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Failure of Third-Party Systems or Third-Party Service and Software Providers Upon Which We Rely Could Adversely Affect Our Business.

We rely on certain third-party computer systems or third-party service and software providers, including trading platforms, back-office systems, Internet service providers and communications facilities. For example, for the year ended December 31, 2011, 37.5% of our retail trading volume was derived from trades utilizing the MetaTrader platform, a third-party trading platform we license that is particularly popular in the international retail trading community and offers our customers a choice in trading interfaces. Additionally, we also rely on an agreement with a third party that provides us with investment research that we distribute to our customers. Any interruption in these third-party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find an alternative systems or services provider on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

We have relationships with introducing brokers who direct new customers to us and provide marketing and other services for these customers. In certain jurisdictions, we are only able to provide our services through introducing brokers. For the year ended December 31, 2011, approximately 24.4% of our retail trading volume was derived from introducing brokers. Many of our relationships with introducing brokers are nonexclusive or may be terminated by the brokers on short notice. In addition, under our agreements with introducing brokers, they have no obligation to provide us with new customers or minimum levels of transaction volume. Our failure to maintain our relationships with these introducing brokers, the failure of the introducing brokers to provide us with customers or our failure to create new relationships with introducing brokers would result in a loss of revenue, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. To the extent any of our competitors offers more attractive compensation terms to one or more of our introducing brokers, we could lose the brokers’ services or be required to increase the compensation we pay to retain the brokers. In addition, we may agree to set the compensation for one or more introducing brokers at a level where, based on the transaction volume generated by customers directed to us by such brokers, it would have been more economically attractive to seek to acquire the customers directly rather than through the introducing broker.

Our Relationships With Our Introducing Brokers May Expose Us to Significant Reputational and Other Risks as We Could Be Harmed by Introducing Broker Misconduct or Errors That Are Difficult to Detect and Deter.

It may be perceived that we are responsible for any improper conduct by our introducing brokers, even though we do not control their activities. Many of our introducing brokers operate websites, which they use to advertise our services or direct customers to us. It is difficult for us to closely monitor the contents of their websites to ensure that the statements they make in relation to our services are accurate and comply with applicable rules and regulations. Any disciplinary action taken against any of our introducing brokers in the United States and abroad could have a material adverse effect on our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations and cash flows.

We Have Relationships With White Label Partners Who Direct Customer Trading Volume to Us. Failure to Maintain These Relationships or Develop New White Label Partner Relationships Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations and Cash Flows.

We have relationships with white label partners who provide forex trading to their customers by using our trading platform and other services and, therefore, provide us with an additional source of revenue. For the year ended December 31, 2011, approximately 14.5% of our retail trading volume was derived from white label partners. Many of our relationships with white label partners are non-exclusive or may be terminated by them on short notice. In addition, our white label partners have no obligation to provide us with minimum levels of transaction volume. Our failure to maintain our relationships with these white label partners, the failure of these white label partners to continue to offer online forex trading services to their customers using our trading platform, the loss of requisite licenses by our white label partners or our inability to enter into new relationships with white label partners would result in a loss of revenue, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. To the extent any of our competitors offers more attractive compensation terms to one or more of our white label partners, we could lose the white label partnerships or be required to increase the compensation we pay to retain the white label partners. Our relationships with our white label partners also may expose us to significant regulatory, reputational and other risks as we could be harmed by white label partner misconduct or errors that are difficult to detect and deter. If any of our white label partners provided unsatisfactory service to their customers or were deemed to have failed to comply with applicable laws or regulations, our reputation may be harmed as a result of our affiliation with such white label partner. Any such harm to our reputation could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us or our industry make unfavorable comments about our market opportunity or business, the market price of our common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the market price of our common stock or trading volume to decline. On our part, if we fail to achieve analysts’ earnings estimates, even if as a result of factors beyond our control, the market price of our common stock would also likely decline.

Certain Provisions in Our Amended and Restated Certificate of Incorporation May Prevent Efforts by Our Stockholders to Change Our Direction or Management.

Provisions contained in our amended and restated certificate of incorporation could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. For example, our amended and restated certificate of incorporation authorizes our Board of Directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. We could issue a series of preferred stock that could impede the completion of a merger, tender offer or other takeover attempt. These provisions may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including through solicited transactions, and, in particular, unsolicited transactions, that some or all of our stockholders might consider to be desirable.

We Cannot Predict Our Future Capital Needs. As a Result, We May Need to Raise Significant Amounts of Additional Capital. We May Be Unable to Obtain the Necessary Capital When We Need It, on Acceptable Terms, if at All.

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

Additional financing may not be available when needed on terms favorable to us or at all.

Our Management and Other Affiliates Have Significant Control of Our Common Stock and Could Control Our Actions in a Manner That Conflicts With Our Interests and the Interests of Other Stockholders.

As of December 31, 2011, our executive officers, directors and our current 5% stockholders and their affiliated entities together beneficially owned over 70% of our outstanding capital stock. VantagePoint Venture Partners IV(Q), L.P., VantagePoint Venture Partners IV, L.P., VantagePoint Venture Partners IV Principals Fund, L.P., VP New York Venture Partners, L.P., referred to herein as the VPVP Funds, 3i U.S. Growth Partners L.P., 3i Technology Partners III L.P., 3i Growth Capital (USA) D L.P., 3i Growth Capital (USA) E L.P. 3i Growth Capital (USA) P L.P., and Edison Venture Fund IV SBIC, L.P., collectively referred to herein as the Venture Funds, together beneficially owned over 50% of our outstanding capital stock as of December 31, 2011. Two of our directors, Messrs. Sugden and Bevilacqua, are affiliated with the Edison and VPVP Funds, respectively. As a result, these stockholders, acting together, are able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Pursuant to our amended and restated certificate of incorporation and amended and restated bylaws, until the earlier of (i) such time that the VPVP Funds own less than 50% of all shares of our common stock that the VPVP Funds owned upon the completion of our initial public offering, (ii) immediately prior to our 2014 annual meeting of stockholders and (iii) such time that the VPVP Funds notify our board of directors that they no longer require that an individual designated by them serve on our Board of Directors, the VPVP Funds have the right to nominate one individual in the slate of director nominees for election at our annual meeting of stockholders and have such designee serve on our Board of Directors.

The Limited Liquidity For Our Common Stock Could Affect Your Ability To Sell Your Shares At A Satisfactory Price.

Our common stock is relatively illiquid. As of March 13, 2012, we had 34,838,134 shares of common stock outstanding. The average daily trading volume in our common stock during the 60 calendar days ended March 1, 2012 was approximately 0.05 million shares. A more active public market for our common stock may not develop, which could continue to adversely affect the liquidity of our common stock and adversely affect the trading price of our common stock. Moreover, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile than that of other companies or the market as a whole. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in us at a satisfactory price.

The Obligations Associated With Being a Public Company Require Significant Resources and Management Attention.

As a public company, we are subject to the rules and regulations promulgated by the SEC and the New York Stock Exchange. For example, the Securities Exchange Act of 1934, as amended, requires that we file annual, quarterly and current reports with respect to our business and financial conditions and the Sarbanes Oxley Act of 2002 requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Our efforts to comply with these rules and regulations have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

Shareholders May Be Diluted by the Future Issuance of Additional Common Stock in Connection With Our Incentive Plans, Acquisitions or Otherwise.

As of December 31, 2011, we had approximately 18.4 million shares of common stock authorized but unissued. Our certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions, in future common stock offerings or otherwise. As of December 31, 2011, we have reserved an aggregate of 7.5 million shares for issuance under our equity incentive compensation plans (0.6 million to be issued pursuant to future awards and grants under the 2010 Omnibus Incentive Compensation Plan, or the 2010 plan, 6.4 million shares that are subject to outstanding grants under our Amended and Restated 2006 Equity Compensation Plan and the 2010 Plan, and 0.5 million shares to be issued pursuant to the 2011 Employee Stock Purchase Plan). Any common stock that we issue, including under our 2010 Omnibus Incentive Compensation Plan, 2011 Employee Stock Purchase Plan or other equity incentive plans that we may adopt in the future, will dilute the percentage ownership held by investors who own our common stock.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.	PROPERTIES

We do not own any properties. We lease our headquarters in Bedminster, New Jersey from which we operate our trading risk management and administrative services. We also lease properties in London and Tokyo from which we operate trading risk management, administrative services and sales and support services. In addition, we lease offices in New York City; Woodmere, Ohio; Hong Kong; Australia; South Korea; and Singapore from which we operate sales and support services. We also lease a representative office in Beijing and a technology development office in the Cayman Islands.

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

As previously disclosed, on March 31, 2011, Shari Streit Jansen, as Chapter 7 Trustee for the bankruptcy estate of Beau Diamond, brought an adversary proceeding against us, as well as several other forex trading firms, in the U.S. Bankruptcy Court in the Middle District of Florida. The complaint seeks to recover certain funds transferred to us by Mr. Diamond through an entity for which he acted as managing member, Diamond Ventures, LLC, under federal and state fraudulent transfer laws. On June 16, 2011, we moved to dismiss the complaint. The parties agreed to mediate their dispute before the Trustee responded to the motion to dismiss and participated in a mediation on September 14, 2011, which resulted in an agreement in principal for settlement of the matter for a sum that is not material to our financial condition. The settlement agreement must be approved by the U.S. Bankruptcy Court.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR GAIN COMMON STOCK

Our common stock began trading on the New York Stock Exchange under the symbol “GCAP” on December 15, 2010. Prior to that date, there was no established trading market for our common stock. As of March 5, 2012, we estimate that we had approximately 129 stockholders of record and approximately 1,321 beneficial holders of our common stock.

The following table details the high and low sales prices for the common stock as reported by the New York Stock Exchange for the periods indicated.

	2011
Quarter	High	Low
First Quarter	$9.98	$7.38
Second Quarter	$7.43	$5.99
Third Quarter	$6.80	$5.11
Fourth Quarter	$7.46	$5.90

DIVIDEND POLICY

On February 28, 2012, the Company announced a $0.05 quarterly dividend per share of common stock to be paid on March 22, 2012 to stockholders of record on March 13, 2012. Any future determination to declare further cash dividends will be made at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

None.

REPURCHASES OF COMMON STOCK

During the year ended December 31, 2011, we repurchased approximately 0.9 million shares of our common stock pursuant to the terms of our approved stock repurchase plan.

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1, 2011 – April 30, 2011	—	—	—	$10,000,000
May 1, 2011 – May 31, 2011	1,470	$5.98	1,470	$9,991,181
June 1, 2011 – June 30, 2011	19,320	$5.99	19,320	$9,875,068
July 1, 2011 – July 31, 2011	20,655	$5.97	20,655	$9,751,243
August 1, 2011 – August 31, 2011	280,039	$5.55	280,039	$8,192,052
September 1, 2011 – September 30, 2011	261,669	$5.59	261,669	$6,725,107
October 1, 2011 – October 31, 2011	266,968	$6.51	266,968	$4,982,999

(1)	On May 16, 2011, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $10.0 million for the purchase of the Company’s common stock over a one-year period.
(2)	Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

STOCK PERFORMANCE GRAPH

The following performance chart assumes an investment of $100 on December 15, 2010 and compares the change through December 31, 2011 in the market price for our common stock with the Russell 2000 Index, the NASDAQ Composite Index, and a peer group identified by the Company (the “Selected Peer Group Index”). The Selected Comparative Group Index was selected to include publicly-traded companies engaging in one or more of the Company’s lines of business.

The Selected Comparative Group Index is weighted according to the respective issuer’s stock market capitalization and is comprised of the following companies: Advent Software, Inc., BGC Partners, Inc., DST Systems, E*Trade Financial Corporation, FactSet Research Systems, Inc., FXCM, Inc., GFIG Group, Inc., INTL FCStone Inc., Investment Technology Group, Inc., Knight Capital Group, Inc., Market Axcess Holdings, Inc., MSCI, Inc., SWS Group, Inc.

The comparisons in the graphs below are based on historical data and are not intended to forecast the possible future performance of our common stock.

STOCK PERFORMANCE GRAPH

Index is market cap weighted.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(1)
Equity compensation plans approved by security holders	6,431,759	$2.77	1,079,529

Total	6,431,759	$2.77	1,079,529

(1)	In accordance with the 2010 Omnibus Incentive Compensation Plan, an additional 1.2 million shares were made available for issuance on the first trading day of 2012; these shares are excluded from this calculation.

ITEM 6.	SELECTED FINANCIAL DATA

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements as of December 31, 2011 and December 31, 2010 and for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, included in this annual report on Form 10-K. The selected Consolidated Statement of Operations data for the years ended December 31, 2008 and 2007 and the selected Consolidated Balance Sheet data as of December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results of operations are not necessarily indicative of future results.

Selected Consolidated Statement of Operations

	(in thousands, except share and per share data)
	Year Ended December 31,
	2011	2010(1)	2009(1)	2008(1)	2007(1)
Consolidated Statement of Operations Data:
Net revenue	$181,465	$189,098	$153,319	$188,100	$119,338

Total expenses	$158,221	$131,646	$113,090	$(78,496)	$232,374

Income/(loss) before income tax expense and equity in earnings of equity method investment	$23,244	$57,452	$40,229	$266,596	$(113,036)

Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$15,698	$37,845	$27,994	$231,426	$(134,651)

Earnings/(loss) per common share: (2)
Basic	$0.46	$8.62	$9.47	$57.54	$(31.35)

Diluted	$0.40	$1.00	$0.75	$4.94	$(31.35)

Weighted average common shares outstanding used in computing earnings/(loss) per common share: (2)
Basic	34,286,840	4,392,798	2,956,377	2,911,107	4,295,082

Diluted (3)	38,981,792	37,742,902	37,282,069	33,924,649	4,295,082

Cash dividends per share	$0.05	$—	$—	$—	$—

Selected Consolidated Balance Sheet

	($ in thousands unless otherwise stated)
	As of December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$370,668	$284,210	$222,524	$176,431	$98,894
Receivables from brokers	$85,401	$98,135	$76,391	$50,817	$74,630
Total assets	$505,581	$443,071	$351,940	$264,816	$180,628
Payables to brokers, dealers, futures commission merchants, and other regulated entities	$17,305	$6,102	$2,769	$1,679	$2,163
Payables to customers	$293,142	$250,572	$196,985	$122,293	$106,741
Convertible, redeemable preferred stock embedded derivative	$—	$—	$81,098	$82,785	$264,566
Notes payable	$7,875	$18,375	$28,875	$39,375	$49,875
Total shareholders’ equity/(deficit)	$164,830	$149,849	$(139,890)	$(172,154)	$(316,640)

(1)	For each of the periods indicated, in accordance with ASC 815, Derivatives and Hedging, we accounted for an embedded derivative liability attributable to the redemption feature of our then outstanding preferred stock. This redemption feature and the associated embedded derivative liability is no longer required to be recognized due to the conversion of all of our outstanding preferred stock in connection with the completion of our initial public offering of common stock in December 2010.
(2)	In connection with the completion of our IPO, our board of directors approved a 2.29-for-1 stock split of our common stock to be effective immediately prior to the completion of the IPO. The 2.29-for-1 stock split, after giving effect to the receipt by us of 407,692 shares of common stock from all of our pre-IPO common stockholders (on a pro-rata basis) in satisfaction of previously outstanding obligations owed by such stockholders to us, resulted in an effective stock split of 2.26-for-1. Accordingly, all references to share and per share data for periods prior to our IPO have been retroactively restated to reflect the effective 2.26-for-1 stock split.
(3)	For the year ended December 31, 2008 through the year ended December 31, 2010, all outstanding preferred stock is assumed to be converted for the calculation of diluted shares outstanding.

Selected Operational Data

	As of December 31,
	2011	2010	2009	2008	2007
Number of traded retail accounts:	63,436	64,313	52,755	52,555	43,139
Number of funded retail accounts:	76,485	85,562	60,168	49,740	51,026
Adjusted net capital in excess of regulatory requirements (dollars in thousands)(4):	$44,773	$112,551	$71,087	$98,571	$44,856

	Year Ended December 31,
	2011	2010	2009	2008	2007
Total trading volume (dollars in billions):	$2,527.6	$1,564.1	$1,246.7	$1,498.6	$674.5
Net deposits received from retail customers (dollars in millions):	$233.2	$267.8	$257.1	$277.3	$184.2
Retail revenue per million traded:	$111.7	$141.5	$123.0	$124.1	$175.2
Client assets (dollars in millions):	$310.4	$256.7	$199.8	$124.0	$108.9

(4)	Adjusted net capital in excess of regulatory requirements represents the excess funds over the regulatory minimum requirements applicable to us.

Selected Geographic Data

	Year Ended December 31,
	2011	2010	2009	2008	2007
Customer trading volume by region (dollars in billions):
U.S.	$1,195.6	$777.0	$679.2	$878.9	$355.4
China(5)	53.2	4.9	0.4	172.4	103.4
Canada	84.4	93.9	142.5	122.9	58.6
Europe, Middle East and Africa	393.6	262.4	179.5	153.1	64.3
Asia (excluding China)	641.4	318.8	159.1	96.4	54.0
Rest of World	159.4	107.0	86.0	74.9	38.8

Total	$2,527.6	$1,564.1	$1,246.7	$1,498.6	$674.5

(5)	In 2008, we terminated our service offerings to residents of China. In 2010, we re-commenced accepting Chinese customers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto provided pursuant to “Item 8. Financial Statements and Supplementary Data” contained within this Annual Report on Form 10-K.

OVERVIEW

As a global provider of online trading services, our results of operations are impacted by a number of external market factors, including market volatility and transaction volumes, competition in the forex market, the regulatory environment in the various jurisdictions and markets in which we operate and the financial condition of the retail and institutional customers to whom we provide our services. These factors are not the only factors that impacted our results of operations for the most recent fiscal period, and additional or other factors may impact, or have different degrees of impact, on our results of operations in future periods.

Market Volatility

During the past few years, there has been significant disruption and volatility in the global financial markets. Our revenue and operating results may vary significantly from period to period due primarily to movements and trends in the world’s currency markets and to fluctuations in trading levels. As a general rule, our business typically benefits from volatility in the markets that we serve, as periods of increased volatility often coincide with higher levels of trading by our clients and a higher volume of transactions. However, periods of extreme volatility may result in significant market dislocations that can also lead clients to reduce their trading activity. In addition, volatility that results in trading within a relatively narrow band of currency prices may lead to less profitable trading activity. Also, market volatility can adversely affect our ability to profitably manage our net exposure, which represents the unhedged portion of the trading positions we enter into with our customers.

Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macroeconomic conditions. Weakness in equity markets, which occurred in much of 2011 and several of the previous years, can result in reduced trading activity in the forex market. The European sovereign debt crisis, which arose in the second quarter of 2010 and continued throughout 2011, created economic uncertainty, adversely affecting the equities and other securities markets for much of this period, leading investors to, at times, reduce their forex trading activity, and also resulted in anomalous and challenging market conditions over several significant periods during 2011.

Competition

The forex market has been accessible to retail investors for a significantly shorter period than many other securities markets, such as equities, and is a rapidly evolving industry characterized by intense competition. Entering new markets often requires us to narrow our spreads in order to attract customers and compete with other companies who have established customer bases in such markets. In addition, in existing markets, on occasion we make short-term decisions to be more aggressive regarding the spreads we offer our customers, or we may decide to offer additional services at reduced rates, or free of charge, in order to attract customers and take market share from our competitors.

Regulatory Environment

In recent years, the financial markets have experienced the beginning of a major global regulatory overhaul, as regulators and legislators in the U.S. and abroad have proposed and, in some instances, adopted, a wide range of regulatory changes that have had a significant effect on the manner in which we operate our business. In particular, as a result of the Dodd-Frank Act’s requirement that essentially all transactions in commodities be executed on an exchange, after July 15, 2011, we were no longer permitted to offer leveraged spot metal transactions in the United States. For the period from January 1, 2011 through July 15, 2011, our leveraged spot metals business with U.S. customers generated approximately $20.7 million in revenue. In addition, reductions in permitted leverage ratios in Japan have, we believe, been a negative influence on trading volumes by customers in such country.

Part of our growth strategy is to enter new markets, and as we do so we will become subject to regulation in those markets. Complying with different regulatory regimes in multiple markets is expensive, and in many markets the regulatory environment is unclear and evolving. Changes in regulatory requirements and changes in the interpretation of existing regulatory requirements may force us to alter our business practices.

Financial Overview

In the year ended December 31, 2011, we experienced periods of low and high volatility in reaction to various market conditions. For example, early in the twelve month period forex volatility was somewhat muted, while the natural disaster in Japan and economic issues in Europe resulted in elevated forex volatility levels and an increase in our customer trading activity in March. After relatively quiet markets in April, volatility returned in May due in part to the debt crises in Europe and inflation fears, causing increased interest in certain “safe haven” currencies and commodities. In the third quarter of 2011, similar periods of volatility occurred due to the change in the credit rating of the United States and continued concerns over the debt crises in Europe. The year concluded with a steep drop-off in market volatility, heightened market uncertainty and tight trading ranges in major currencies.

Key Income Statement Line Items and Key Operating Metrics

The following section briefly describes the key components of our revenues and expenses, our use of non-GAAP financial metrics, and key operating metrics we use to evaluate the performance of our business.

Revenue

We generate revenue from trading revenue, other revenue and interest income.

Trading Revenue

Trading revenue is our largest source of revenue and is generated in our retail forex business. Trading revenue represented 96.9% of our total net revenue for the year ended December 31, 2011, and 99.1% of our total net revenue for the year ended December 31, 2010.

We generate trading revenue as follows:

•	for trades that are naturally hedged against an offsetting trade from another customer, we receive the entire retail bid/offer spread we offer our customers on the two offsetting transactions;

•

for trades that are hedged with one of our wholesale forex trading partners, we receive the difference between the retail bid/offer spread we offer our customers and the wholesale bid/offer spread we receive from the wholesale forex trading partners; and

•

with respect to the remaining customer trades, which we refer to as our net exposure, we receive the net gains or losses generated through changes in the market value of the currencies held in our net exposure.

For the year ended December 31, 2011, approximately 97.1% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our wholesale forex trading partners, and the remaining 2.9% of our average daily retail trading volume consisted of our net exposure, compared to average daily retail trading volume hedged of 98.0% and 98.6% in 2010 and 2009, respectively.

We manage our net exposure by applying position and exposure limits established under our risk-management policies and by continuous, active monitoring by our traders. Based on our risk management policies and procedures, over time a portion of our net exposure may be hedged with our wholesale forex trading partners.

Although we do not actively initiate proprietary directional market positions in anticipation of future movements in the relative prices of the products we offer, through our net exposure we are likely to have open positions in various currencies at any given time. In the event of unfavorable market movements, we may take a loss on such positions.

Other Revenue

Other revenue is comprised of revenue from our GAIN GTX institutional business; account management, transaction and performance fees related to customers who have assigned trading authority to our subsidiary Gain Capital Asset Management, or GCAM; inactivity and training fees charged to customer accounts; and other miscellaneous items.

We generate revenue in our GAIN GTX institutional forex trading business by earning a commission on each transaction, which is recorded under other revenue. We act as an agent for the trades executed on the GAIN GTX platform and, therefore, do not assume any market or credit risk. Commission revenue received in our GAIN GTX institutional forex trading business generally generates a lower trading revenue per million traded than that which we have historically experienced in our retail forex trading business. We launched our specialty GTX execution desk in late 2011 to facilitate the execution of more complex transactions.

For the year ended December 31, 2011, other revenue was $6.5 million, which included GAIN GTX revenue of $4.4 million, compared to $3.4 million for the year ended December 31, 2010, which included GAIN GTX revenue of $2.0 million.

Net Interest Expense

Net interest expense consists primarily of the revenue generated by our cash and customer cash held by us at banks, in money market funds and on deposit as collateral with our wholesale forex trading partners, less interest paid to customers on their net account value and interest expense on our term loan. A customer’s net account value equals cash on deposit plus the marking to market of open positions as of the measurement date.

Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term U.S. government securities. Such deposits and investments earned interest at an average effective rate of approximately 0.1% for the year ended December 31, 2011 and 2010. Interest paid to customers varies among customer accounts primarily due to the net value of a customer account. From time to time, we also make available interest promotions pursuant to which we may pay certain customers higher levels of interest than that which is paid to other customers. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest expense was $0.9 million for the year ended December 31, 2011, compared to $1.7 million for the year ended 2010.

Expenses

Our expenses are principally comprised of employee compensation and benefits, selling and marketing, trading expenses and commissions, purchased intangible amortization and other expenses.

Employee Compensation and Benefits

Employee compensation and benefits includes salaries, bonuses, stock-based compensation, contributions to benefit programs and other related employee costs.

Selling and Marketing

Our marketing strategy employs a combination of direct online marketing and focused branding programs, with the goal of raising awareness of our retail forex trading Internet website, FOREX.com, and attracting customers in a cost-efficient manner. As part of our strategy to attract new accounts and client assets, we continue to invest in new international marketing programs in support of our global expansion efforts. A portion of selling and marketing expense is fixed at the beginning of each year. In the fourth quarter of 2011, in light of the challenging market conditions, we slightly decreased our spending on advertising. However, we continue to believe that robust advertising and marketing efforts are an essential part of our long term strategy to maintain the prominence of our Forex.com brand and to increase our customer base and market share. For the year ended December 31, 2011, selling and marketing expense was $36.2 million, compared to $37.7 million for the year ended December 31, 2010.

Trading Expense and Commissions

Trading expense and commissions consists primarily of compensation paid to our white label partners and introducing brokers. We generally provide white label partners with the platform, systems and back-office services necessary for them to offer forex trading services to their customers. Introducing brokers identify and direct potential forex trading customers to us. White label partners and introducing brokers generally handle marketing and the other expenses associated with attracting customers. Accordingly, we do not incur any incremental sales and marketing expense in connection with trading revenue generated by customers provided through our white label partners and introducing brokers. We do, however, pay a portion of this trading revenue to our white label partners and introducing broker partners and record this payment under trading expense and commissions. This expense is largely variable and changes principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from their customers. This situation occurred in 2011, in particular in the fourth quarter of the year, which resulted in an increase in trading expense despite a decrease in trading revenue generated by our white label and introducing broker clients. Our indirect business accounted for 34.6%, 42.5% and 38.9% of retail trading volume in the years ended December 31, 2009, 2010 and 2011, respectively.

Purchased Intangible Amortization

Purchased intangible amortization consists of amortization related to intangible assets we acquired in 2011 and 2010 in connection with our acquisition of customer accounts in several transactions we executed during these periods. The principal intangible assets acquired were customer assets and a non-compete agreement. These intangible assets have useful lives ranging from one year to six years. The acquisition of such intangible assets gives rise to contingent liabilities, which are adjusted to their fair value on a quarterly basis with such adjustments flowing through purchased intangible amortization expense.

Other Expenses

Other expenses include professional fees, product development, software and maintenance, bank fees, depreciation and amortization, communications and data processing, occupancy and equipment, bad debt provision and other miscellaneous expenses, as described below under “Results of Operations.”

Non-GAAP Financial Metrics

We use adjusted net income, adjusted earnings per common share and adjusted effective tax rate, each of which is a non-GAAP financial metric, to evaluate our business. We believe our reporting of adjusted net income and adjusted earnings per share assists investors in evaluating our operating performance. We also believe adjusted net income and adjusted earnings per common share allow investors to appropriately compare our results for periods before and after our IPO, because these metrics eliminate the effect of the embedded derivative in our preferred stock, which was extinguished at the time of our IPO, as discussed in more detail below. Additionally, we believe adjusted effective tax rate assists investors in evaluating our tax rate applicable to our operating performance by removing the impact of the embedded derivative liability. However, adjusted net income, adjusted earnings per common share and adjusted effective tax rate are not measures of financial performance calculated in accordance with GAAP and such measures should be considered in addition to, but not as a substitute for, other measures of our financial performance reported in accordance with GAAP, such as net income and earnings per common share. Below is a discussion and reconciliation of these non-GAAP financial metrics.

Adjusted Net Income

Adjusted net income is a non-GAAP financial measure and represents our net income/(loss) excluding (i) for periods prior to 2011 (x) the change in fair value of the embedded derivative in our preferred stock and (y) the after-tax impact of amortization of purchased intangibles; and (ii) for 2011 and future periods, the after tax impact of amortization of purchased intangibles. As discussed below, the embedded derivative in our preferred stock was extinguished at the time of our IPO. Accordingly, beginning in 2011, we no longer include an adjustment for changes in fair value of the embedded derivative and adjusted net income represents our net income excluding only the after-tax impact of amortization of purchased intangibles. This non-GAAP financial measure has certain limitations, including that it does not have a standardized meaning and, therefore, our definition may be different from similar non-GAAP financial measures used by other companies or analysts. Therefore, it may be more difficult to compare our financial performance to that of other companies.

Our previously outstanding Convertible, Redeemable Preferred Stock Series A, Series B, Series C, Series D, and Series E contained a redemption feature that allowed the holders of our preferred stock at any time on or after March 31, 2011 to require us to repurchase such securities. We had determined that this redemption feature effectively provided such holders with an embedded option derivative meeting the definition of an “embedded derivative” pursuant to FASB ASC 815, Derivatives and Hedging. Consequently, the embedded derivative was required to be bifurcated and accounted for separately. As discussed above, this redemption feature and related accounting treatment is no longer required to be recognized following conversion of all of our then outstanding preferred stock into common stock in connection with our IPO. Historically, in accordance with FASB ASC 815, we adjusted the carrying value of the embedded derivative to the fair value of our company at each reporting date, based upon the Black-Scholes options pricing model, and reported the preferred stock embedded derivative liability on the Consolidated Financial Statements, with changes in fair value recorded in our Consolidated Statements of Operations and Comprehensive Income. Historically, this impacted our net income, but did not affect our cash flow generation or operating performance. The embedded derivative caused our earnings to fluctuate, but in our view was not indicative of our historical or expected future operating performance.

Adjusted Earnings Per Share

Adjusted earnings per share is a non-GAAP financial measure and represents our net income/(loss) per share excluding (i) for periods prior to 2011 (x) the change in fair value of the embedded derivative in our preferred stock and (y) the after-tax impact of amortization of purchased intangibles; and (ii) for 2011 and future periods, the after tax impact of amortization of purchased intangibles. As noted above, the embedded derivative in our preferred stock was extinguished at the time of our IPO. Accordingly, beginning in 2011, we no longer include an adjustment for changes in fair value of the embedded derivative and adjusted earnings per share represents our earnings per share excluding only the after-tax impact of amortization of purchased intangibles. This non-GAAP financial measure has certain limitations, including that it does not have a standardized meaning and, therefore, our definition may be different from similar non-GAAP financial measures used by other companies and/or analysts. Thus, it may be more difficult to compare our financial performance to that of other companies.

Adjusted Effective Tax Rate

Adjusted effective tax rate is a non-GAAP financial measure and represents our effective tax rate excluding the change in fair value of the embedded derivative in our preferred stock, for periods prior to 2011.

Reconciliation of Non-GAAP Financial Metrics

The following table provides a reconciliation of GAAP net income to adjusted net income and adjusted earnings per common share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net income applicable to GAIN Capital Holdings, Inc.	$15,698	$37,845	$27,994
Change in fair value of convertible, redeemable preferred stock embedded derivative	—	(4,691)	(1,687)
Add back of purchased intangible amortization, net of tax	6,005	749	—

Adjusted net income	$21,703	$33,903	$26,307

Adjusted earnings per common share(1)
Basic	$0.63	$7.72	$8.90

Diluted	$0.56	$0.90	$0.71

(1)	In connection with the completion of our IPO, our Board of Directors approved a 2.29-for-1 stock split of our common stock to be effective immediately prior to the completion of the IPO. The 2.29-for-1 stock split, after giving effect to the receipt by us of 407,692 shares of common stock from all of our pre-IPO common stockholders (on a pro-rata basis) in satisfaction of previously outstanding obligations owed by such stockholders to us, resulted in an effective stock split of 2.26-for-1. Accordingly, all references to share and per share data for periods prior to our IPO have been retroactively restated to reflect the effective 2.26-for-1 stock split.

The following table provides a reconciliation of our effective tax rate to our adjusted effective tax rate (amounts in thousands except percentages):

	Year Ended December 31,
	2011	2010	2009
Income before income tax expense and equity in earnings of equity method investment	$23,244	$57,452	$40,229
Change in fair value of convertible, redeemable preferred stock embedded derivative	—	(4,691)	(1,687)

Adjusted income before income tax expense and equity in earnings of equity method investment	$23,244	$52,761	$38,542

Income tax expense	$7,546	$20,009	$12,556

Effective tax rate(2)	32.5%	34.8%	31.2%

Adjusted effective tax rate(3)	32.5%	37.9%	32.6%

(2)	Income tax expense as a percentage of income before income tax expense and equity in earnings of equity method investment.
(3)	Income tax expense as a percentage of adjusted income before income tax expense and equity in earnings of equity method investment.

Other Financial Metrics

In addition to the financial metrics discussed above, we review various key operating metrics, which are described below, to evaluate the performance of our business.

	Key Operating Metrics (Unaudited) Year Ended December 31,
	2011	2010	2009	2008	2007
Total Customer Trading Volume (billions)	$2,527.6	$1,564.1	$1,246.7	$1,498.6	$674.5
Retail trading volume (billions)	$1,574.0	$1,324.8	$1,246.7	$1,498.6	$674.5
Institutional trading volume (billions)	$953.6	$239.3	—	—	—

Traded Retail Accounts (last twelve months)	63,436	64,313	52,755	52,555	43,139
Retail trading revenue per million traded	$111.7	$141.5	$123.0	$124.1	$175.2
Net Deposits (millions)	$233.2	$267.8	$257.1	$277.3	$184.2

As of December 31 Funded Retail Accounts	76,485	85,562	60,168	49,740	51,026
Client assets (millions)	$310.4	$256.7	$199.8	$124.0	$108.9

Customer Trading Volume

Customer trading volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our customers. Approximately 62.3% of our customer trading volume for the year ended December 31, 2011 was generated by our retail forex business, compared to 84.7% for the year ended December 31, 2010. The remaining 37.7% and 15.3% of our customer trading volume for the year ended December 31, 2011 and 2010, respectively, was generated by our GAIN GTX institutional forex trading business.

We believe that our customer trading volumes are driven by ten main factors. Six of these factors are broad external factors outside of our control that generally impact the market for forex trading, as well as customer trading volumes, and include:

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

For the year ended December 31, 2011 and December 31, 2010, no single customer accounted for more than 5.0% and 3.0% of our trading volume for the period, respectively.

Traded Retail Accounts

Traded retail accounts represents customers who executed at least one trade during the relevant period. We believe traded retail accounts is an important operating metric because it correlates to our trading volume and revenue. The number of our funded retail accounts and traded retail accounts in a given fiscal period are affected by the structure of our arrangements with our partners. For example, as part of our growth strategy in the Asia Pacific region, we have entered into omnibus agreements with various partners in the region. Regardless of the number of individual accounts, whether open and/or funded, that are introduced to us by each of these partners, because of the omnibus nature of our agreements, we recognize only one open and funded account in connection with each such partner relationship. For the year ended December 31, 2011, we had 9 omnibus relationships in the Asia Pacific region which accounted for 8.1% of our total retail trading volume during the period.

Retail Trading Revenue

Retail trading revenue per million traded is the revenue we realize from our forex and CFD trading activities per one million of U.S. dollar-equivalent trading volume, and is calculated as retail trading revenue divided by the result obtained from dividing the U.S. dollar-equivalent of retail trading volume by one million. The level of retail trading revenue per million traded that we experience in a given fiscal period is affected by a number of factors, including changes in the mix of our customers’ trading volume, which generally relates to the nature of customer positions relative to changes in the market prices of the currencies or other products they are trading, and the relative levels of trading spreads on the products we offer, which may be affected by changes in the geographic mix of our business, competition and other factors.

Net Deposits

Net deposits received from retail customers represents customers’ deposits less withdrawals for a given period, which correlates to our customers’ ability to place additional trades. We believe the amount of net deposits is an indicator of potential revenues we may generate in the future.

Funded Retail Accounts

Funded retail accounts represent retail customers who maintain cash balances with us. We believe the number of funded retail accounts is an important indicator of our ability to attract new retail customers that can potentially lead to trading volume and revenue in the future; however, it does not represent actual trades executed.

Client Assets

Client assets represent amounts due to clients, including customer deposits and unrealized gains or losses arising from open positions.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

	Year Ended December 31,
	(amounts in thousands)
	2011	2010
REVENUE:
Trading revenue	$175,854	$187,356
Other revenue	6,481	3,417

Total non-interest revenue	182,335	190,773
Interest revenue	544	364
Interest expense	(1,414)	(2,039)

Total net interest expense	(870)	(1,675)

Net revenue	$181,465	$189,098

Our total net revenue decreased $7.6 million, or 4.0%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. Trading revenue decreased $11.5 million, or 6.1%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease in trading revenue was primarily due to changes in the mix of our customers’ retail trading volume that impacted our ability to optimize spread capture, general macroeconomic and market instability for much of 2011 and periods in which major currencies traded in narrow ranges, which decreased our ability to generate revenue, particularly in the fourth quarter of 2011. This directly impacted our retail trading revenue per million, which decreased by $29.8, or 21.1%, to $111.7, for the year ended December 31, 2011, compared to $141.5 for the year ended December 31, 2010.

Our other revenue increased $3.1 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to the increase in revenue generated by GAIN GTX, our institutional trading business, which we launched in March 2010 which includes our institutional execution desk, which began operations in September 2011.

Our net interest expense decreased $0.8 million, or 48.1%, for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to a lower average outstanding term loan balance.

Operating Expenses

	Year Ended December 31,
	(amounts in thousands)
	2011	2010
Total operating expenses	$158,221	$131,646

As a percentage of net revenue	87.2%	69.6%

Our total expenses increased $26.6 million, or 20.2%, for the year ended December 31, 2011, compared to the year ending December 31, 2010. Total expenses for 2010 included a gain of $4.7 million relating to the change in fair value of our preferred stock embedded derivative; there was no similar gain in 2011 due to the settlement of our preferred stock embedded derivative in connection with the completion of our IPO in December 2010. The remainder of the increase in operating expenses was primarily due to a $7.7 million increase in purchased intangible amortization, a $7.4 million increase in trading expenses and commissions, a $3.3 million increase in professional fees, a $2.1 million increase in other expenses, a $0.9 million increase in employee compensation and benefits, a $0.7 million increase in product development, software and maintenance, a $0.6 million increase in occupancy and equipment and a $0.5 million increase in depreciation and amortization, partially offset by a decrease in selling and marketing expenses of $1.5 million. The changes in key operating expense items are described further below.

Employee Compensation and Benefits

	Year Ended December 31,
	(amounts in thousands)
	2011	2010
Employee compensation and benefits	$46,362	$45,439

As a percentage of net revenue	25.5%	24.0%

Employee compensation and benefits expenses increased $0.9 million, or 2.0%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. Salary and benefits (excluding bonus and stock compensation) increased $4.0 million primarily due to the hiring of key members of senior management and an increase in headcount in our international locations to support our international expansion during 2011. The increase in salary and benefits was partially offset by a decrease in bonus expense of $1.6 million, primarily due to the decrease in operating results of our business for the year ended December 31, 2011, compared to December 31, 2010, and a decrease in stock compensation expense of $1.4 million, primarily due to timing of the vesting of past equity grants and a decrease in the value of more recent grants compared to the value of historical grants.

Selling and Marketing Expenses

	Year Ended December 31,
	(amounts in thousands)
	2011	2010
Selling and marketing	$36,195	$37,721

As a percentage of net revenue	19.9%	19.9%

Selling and marketing expenses decreased $1.5 million, or 4.0%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. Decreased sales and marketing expenses were primarily due to a decrease in advertising expenses in response to market conditions, particularly in the fourth quarter of 2011.

Trading Expenses and Commissions

	Year Ended December 31,
	(amounts in thousands)
	2011	2010
Trading expenses and commissions	$33,040	$25,658

As a percentage of net revenue	18.2%	13.6%

Trading expenses and commissions increased $7.4 million, or 28.8%, for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to an increase in white label and introducing broker commissions. The increase in introducing broker commissions was due to an increase in customer trading volume directed to us from our white label partners and introducing brokers of $49.9 billion, to $612.4 billion for the year ended December 31, 2011, compared to $562.5 billion for the year ended December 31, 2010. This expense is largely variable and is directly associated with the levels of customer trading volume directed to us from our white label partners and introducing brokers.

Change in Fair Value of Convertible Preferred Stock Embedded Derivative

	Year Ended December 31,
	(amounts in thousands)
	2011	2010
Change in fair value of convertible preferred stock embedded derivative	$—	$(4,691)

As a percentage of net revenue	—%	(2.5)%

The change in the fair value of the preferred stock embedded derivative resulted in a decrease to our total expenses of $4.7 million for the year ended December 31, 2010. As the preferred stock embedded derivative was settled in December 2010 in connection with our IPO, there was no impact for the year ended December 31, 2011.

Purchased Intangible Amortization

	Year Ended December 31,
	(amounts in thousands)
	2011	2010
Purchased intangible amortization	$8,893	$1,208

As a percentage of net revenue	4.9%	0.6%

Purchased intangible amortization increased $7.7 million for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase was due to the amortization of the intangible assets acquired from Deutsche Bank AG’s retail foreign exchange business (“dbFX”) in April 2011, as well as a full year of amortization expense of the intangible assets acquired from CMS in October 2010. Purchased intangible amortization for the year ended December 31, 2010 included only four months of expense related to the intangible assets acquired from MG Financial LLC and two months of expense related to the intangible assets acquired from CMS. In addition, during 2011, there was additional amortization expense of $0.9 million due to increases in the fair value of contingent liabilities associated with the CMS and dbFX intangible assets.

Professional Fees

	Year Ended December 31,
	(amounts in thousands)
	2011	2010
Professional fees	$5,231	$1,924

As a percentage of net revenue	2.9%	1.0%

Professional fees increased $3.3 million for the year ended December 31, 2011, compared to the year ended December 31, 2010. Professional fees primarily consist of accounting, tax and legal fees paid to external professional advisors. The increase in professional fees was due to the use of such professionals to assist us in complying with the enhanced reporting, accounting, tax and other obligations related to being a publicly listed company, as well as supporting our international expansion efforts.

Product Development, Software and Maintenance

	Year Ended December 31,
	(amounts in thousands)
	2011	2010
Product development, software and maintenance	$4,222	$3,498

As a percentage of net revenue	2.3%	1.8%

Product development, software and maintenance expenses increased $0.7 million, or 20.7%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. These increases were primarily due to the continued development and enhancement of our trading platforms, product offerings, websites and tools to support our retail and institutional customers.

Other

	Year Ended December 31,
	(amounts in thousands)
	2011	2010
Other	$7,765	$5,625

As a percentage of net revenue	4.3%	3.0%

Other expenses increased by $2.1 million, or 38.0%, for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to increases in travel, insurance, membership and dues as a result of the increase of our presence and headcount oversees, as well as to support our growth initiatives.

Bank fees, depreciation and amortization and occupancy and equipment remained relatively consistent for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Income Taxes

	Year Ended December 31,
	(amounts in thousands)
	2011	2010
Income tax expense	$7,546	$20,009

As a percentage of net revenue	4.2%	10.6%

Income taxes decreased $12.5 million to $7.5 million for the year ended December 31, 2011, compared to $20.0 million for the year ended December 31, 2010. Our effective tax rate was 32.5% for the year ended December 31, 2011 and 34.8% for the year ended December 31, 2010. Our adjusted effective tax rate was 32.5% for the year ended December 31, 2011, compared to 37.9% for the year ended December 31, 2010. Adjusted effective tax rate, a non-GAAP financial measure, has certain limitations as it does not have a standardized meaning and, therefore, our definition may be different from similar non-GAAP financial measures used by other companies and/or analysts and may differ from period to period. Accordingly, it may be more difficult to compare our financial performance to that of other companies. The difference between our effective tax rate and adjusted effective tax rate is due to the fact that our adjusted effective tax rate is not affected by the change in fair value of our preferred stock embedded derivative. See the table above for a reconciliation of our effective tax rate to our adjusted effective tax rate.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

	Year Ended December 31,
	(amounts in thousands)
	2010	2009
REVENUE:
Trading revenue	$187,356	$153,375
Other revenue	3,417	2,108

Total non-interest revenue	190,773	155,483
Interest revenue	364	292
Interest expense	(2,039)	(2,456)

Total net interest revenue / (expense)	(1,675)	(2,164)

Net revenue	$189,098	$153,319

Our total net revenue increased $35.8 million, or 23.3%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. Trading revenue increased $34.0 million, or 22.2%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase in trading revenue was primarily due to an increase in customer trading volume for the year ended December 31, 2010 of $317.4 billion, or 25.5%, to $1,564.1 billion, compared to $1,246.7 billion for the year ended December 31, 2009. Retail trading revenue per million traded increased by $18.5, or 15.0%, to $141.5 compared to $123.0 for the year ended December 31, 2009.

Our other revenue increased $1.3 million, or 62.1%, for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to the increase in revenue generated from GAIN GTX, our institutional trading platform, which we launched in March 2010.

Our net interest expense decreased $0.5 million, or 22.6%, for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to a lower average outstanding term loan balance and a decrease in the interest rate on our term loan during the second half of the year.

Operating Expenses

	Year Ended December 31,
	(amounts in thousands)
	2010	2009
Total operating expenses	$131,646	$113,090

As a percentage of net revenue	69.6%	73.8%

Our total expenses increased $18.5 million, or 16.4%, for the year ended December 31, 2010, which included a gain of $4.7 million relating to the change in fair value of our preferred stock embedded derivative, compared to the year ended December 31, 2009, which included a gain of $1.7 million. Other changes in our expenses were primarily due to a $10.7 million increase in trading expenses and commissions, a $3.9 million increase in employee compensation and benefits, a $2.5 million increase in other expenses, a $1.4 million increase in selling and marketing, a $1.2 million increase in purchased intangibles amortization, a $1.0 million increase in product development, software and maintenance, a $0.8 million increase in depreciation and amortization and a $0.5 million increase in occupancy and equipment, partially offset by a $3.0 million increase in the fair value of the preferred stock embedded derivative.

Employee Compensation and Benefits

	Year Ended December 31,
	(amounts in thousands)
	2010	2009
Employee compensation and benefits	$45,439	$41,503

As a percentage of net revenue	24.0%	27.1%

Employee compensation and benefits expenses increased $3.9 million, or 9.5%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. Salaries and benefits (excluding bonus and stock compensation) increased $1.8 million, primarily due to an increase in headcount in our international locations to support our international expansion during 2010. Bonus expense increased $2.2 million, primarily due to the increase in operating results of our business for the year ended December 31, 2010, as compared to December 31, 2009.

Selling and Marketing Expense

	Year Ended December 31,
	(amounts in thousands)
	2010	2009
Selling and marketing	$37,721	$36,338

As a percentage of net revenue	19.9%	23.7%

Selling and marketing expenses increased $1.4 million, or 3.8%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. Increased sales and marketing expenses were primarily due to increased advertising and promotional fees and credits.

Trading Expense and Commissions

	Year Ended December 31,
	(amounts in thousands)
	2010	2009
Trading expenses and commissions	$25,658	$14,955

As a percentage of net revenue	13.6%	9.8%

Trading expenses and commissions increased $10.7 million, or 71.6%, for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to an increase in white label and introducing broker commissions. The increase in introducing broker commissions was due to an increase in customer trading volume directed to us from our white label partners and introducing brokers of $131.1 billion to $562.5 billion for the year ended December 31, 2010, compared to $431.4 billion for the year ended December 31, 2009. This expense is largely variable and is directly associated with customer trading volume directed to us from our white label partners and introducing brokers.

Change in Fair Value of Convertible Preferred Stock Embedded Derivative

	Year Ended December 31,
	(amounts in thousands)
	2010	2009
Change in fair value of convertible preferred stock embedded derivative	$(4,691)	$(1,687)

As a percentage of net revenue	(2.5)%	(1.1)%

The change in fair value of the preferred stock embedded derivative resulted in an additional gain of $3.0 million for the year ended December 31, 2010, compared to the year ended December 31, 2009.

Purchased Intangible Amortization

	Year Ended December 31,
	(amounts in thousands)
	2010	2009
Purchase intangible amortization	$1,208	$—

As a percentage of net revenue	0.6%	0.0%

Purchased intangible amortization was $1.2 million for the year ended December 31, 2010, and related to the amortization of the intangible assets acquired from CMS in October 2010 and MG in August 2010. There were no similar transactions in 2009.

Professional Fees

	Year Ended December 31,
	(amounts in thousands)
	2010	2009
Professional fees	$1,924	$2,154

As a percentage of net revenue	1.0%	1.4%

Professional fees remained consistent for the year ended December 31, 2010, compared to the year ended December 31, 2009. Professional fees primarily consist of accounting, tax and legal fees paid to external professional advisors.

Product Development, Software and Maintenance

	Year Ended December 31,
	(amounts in thousands)
	2010	2009
Product development, software and maintenance	$3,498	$2,547

As a percentage of net revenue	1.8%	1.7%

Product development, software and maintenance expenses increased $1.0 million, or 37.3%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. These increases were primarily due to the continued development and enhancement of our trading platforms, websites and tools to support our retail and institutional customers.

Other Expenses

	Year Ended December 31,
	(amounts in thousands)
	2010	2009
Other	$5,625	$3,141

As a percentage of net revenue	3.0%	2.0%

Other expense increased $2.5 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to an increase in fines and penalties, and litigation expense, of $1.1 million and $0.5 million, respectively. The increase in fines and penalties and litigation expense was due to the legal costs incurred and the fine paid in connection with the settlement of an NFA complaint in 2010.

Bank fees, occupancy and equipment and depreciation and amortization expense remained relatively consistent for the year ended December 31, 2010, compared to the year ended December 31, 2009.

Income Taxes

	Year Ended December 31,
	(amounts in thousands)
	2010	2009
Income tax expense	$20,009	$12,556

As a percentage of net revenue	10.6%	8.2%

Income taxes increased $7.5 million for the year ended December 31, 2010, compared to the year ended December 31, 2009. Our effective tax rate was 34.8% for year ended December 31, 2010 and 31.2% for the year ended December 31, 2009. Our adjusted effective tax rate was 37.9% for the year ended December 31, 2010, compared to 32.6% for the year ended December 31, 2009. Adjusted effective tax rate, a non-GAAP financial measure, has certain limitations as it does not have a standardized meaning and, therefore, our definition may be different from similar non-GAAP financial measures used by other companies and/or analysts and may differ from period to period. Accordingly, it may be more difficult to compare our financial performance to that of other companies. The difference between our effective tax rate and adjusted effective tax rate is due to the fact that our adjusted effective tax rate is not affected by the change in fair value of our preferred stock embedded derivative. See the table above for a reconciliation of our effective tax rate to our adjusted effective tax rate.

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations, the issuance of preferred stock and access to secured lines of credit for general corporate purposes. We plan to finance our future operating liquidity and regulatory capital needs from our operations. Although we have no current plans to do so, we may issue equity or debt securities from time to time. We expect that our capital expenditures for the next 12 months will be consistent with our historical annual spend.

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

As a holding company, nearly all of our funds generated from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. Some of our operating subsidiaries are subject to requirements of various regulatory bodies, including the CFTC and NFA in the United States, the Financial Services Authority in the United Kingdom, the Japan Ministry of Economy, Trade and Industry, the Financial Services Agency and the Japan Ministry of Agriculture, Forestry and Fisheries in Japan, or the Securities and Futures Commission in Hong Kong, the Australian Securities and Investments Commission in Australia, and the Cayman Islands Monetary Authority in the Cayman Islands, relating to liquidity and capital standards, which limit funds available for the payment of dividends to GAIN Capital Holdings, Inc. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GAIN Capital Group, LLC’s net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of December 31, 2011 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$24.63	$35.70	$11.07
GAIN Capital Securities, Inc.	$0.05	$0.46	$0.41
GAIN Capital-Forex.com U.K., Ltd.	$4.43	$23.81	$19.38
Forex.com Japan Co., Ltd.	$4.06	$12.20	$8.14
GAIN Capital Forex.com Australia, Pty. Ltd.	$0.34	$2.30	$1.96
GAIN Capital-Forex.com Hong Kong, Ltd.	$1.93	$3.67	$1.74
GAIN Global Markets, Inc.	$0.10	$0.43	$0.33
GAIN Capital-Forex.com Canada Ltd.	$0.25	$1.99	$1.74

Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC, is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these rules, GAIN Capital Group, LLC is required to maintain adjusted net capital of $20.0 million plus 5.0% of the total payables to customers over $10.0 million, as these terms are defined under applicable rules. Net capital represents our current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets primarily consist of cash and cash equivalents reported on our balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of December 31, 2011, GAIN Capital Group, LLC had net capital of approximately $69.7 million, adjusted net capital of $35.7 million and net capital requirements of $24.6 million. As of December 31, 2011, GAIN Capital Group’s excess net capital was $11.1 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements.

We are required to maintain cash on deposit with our wholesale forex trading partners in order to conduct our hedging activities. As of December 31, 2011, we posted $85.4 million in cash with wholesale forex trading partners, of which $26.4 million was required as collateral pursuant to our agreements for holding spot foreign exchange positions with such institutions, and the remaining $58.8 million represented available cash in excess of required collateral. As of December 31, 2011, total client assets were $310.4 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from open positions.

We have incurred increased costs as a result of having publicly traded common stock. Prior to our initial public offering in December 2010, we were not subject to the reporting requirements of the Exchange Act, or the other rules and regulations of the SEC or any securities exchange. We are working to enhance our financial and management control systems, including our corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems, to manage our growth as a public company. We also incurred costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as amended, as well as rules implemented by the SEC and the New York Stock Exchange, or NYSE.

Credit Facility

We have a $52.5 million term loan and a $50.0 million revolving line of credit through a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank. The term loan is payable in 20 quarterly installments of principal and the payments commenced on October 1, 2007. Interest is paid monthly and is based upon the prime rate of interest plus 0.5%. The interest rate applicable to the term loan as of December 31, 2011 was 3.75% based upon the prime rate of interest plus 0.5%. The term loan is secured by certain of our assets, a pledge of our membership interests in our wholly-owned subsidiary GAIN Holdings, LLC and a guarantee by GAIN Holdings, LLC. The term loan maturity date is July 1, 2012.

On March 29, 2011, the lenders and we entered into a seventh loan modification agreement which, among other things, changed the required debt service coverage ratio to a minimum of 3.0 to 1.0 from 2.0 to 1.0.

On September 16, 2011, the lenders and we entered into an amended and restated loan and security agreement. This amendment increased the amount of funds available under the revolving line of credit from $20.0 million to $50.0 million, and extended the maturity of such revolving line of credit to September 16, 2014. Interest for the revolving line of credit accrues at a floating per annum rate equal to the prime rate of interest or the LIBOR Rate plus 2.5% based upon an election made by us on the date the credit extension is issued.

In accordance with the provisions of the our term loan and revolving line of credit as outlined in the amended and restated loan and security agreement, we are required to adhere to various financial, regulatory, operational and reporting covenants. As of December 31, 2011, and during the entire term of the loan and security agreement, we were and have been in compliance with such covenants.

Cash Flow

The following table sets forth a summary of our cash flow for the three years ended December 31, 2011 (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Cash provided by operating activities	$110,163	$89,304	$62,127
Cash used for investing activities	(7,065)	(12,421)	(5,003)
Cash used for financing activities	(14,566)	(8,880)	(11,788)
Effect of exchange rate changes on cash and cash equivalents	(2,074)	(6,317)	757

Net increase in cash and cash equivalents	$86,458	$61,686	$46,093

The primary drivers of our cash flow provided by operating activities are net deposits received from customers, amounts posted as collateral with wholesale forex trading partners and amounts paid to fund our operations.

Net deposits received from retail customers represent customer deposits less withdrawals for a given period. These amounts correlate to our customers’ ability to place additional trades, which potentially increases our trading volume and revenue, and include the impact of realized gains and losses on customer accounts. Net deposits received from retail customers increase when we receive initial deposits from new retail customers or additional deposits from existing retail customers. Net deposits received from retail customers decrease when a retail customer withdraws funds partially or in full. To some extent our net deposit activity is influenced by our customers’ trading positions as our customers may be required to post additional funds to maintain open positions or may choose to withdraw excess funds on open positions. We consider net deposits received from retail customers to be a key measurement of the success of the strategies that we implement to grow our business.

Amounts posted as collateral with wholesale foreign exchange trading partners are classified on our balance sheet as receivables from brokers and represent collateral required to be deposited with our wholesale forex trading partners in order for us to hold spot foreign exchange positions, as well as the cash posted with wholesale forex trading partners in excess of required collateral. We post cash with wholesale forex trading partners in excess of required collateral to allow for adverse currency price moves relative to our positions, which would raise our level of required collateral. We receive interest on amounts we have posted as collateral with wholesale forex trading partners. The amount of collateral required by our wholesale forex trading partners in the future will be commensurate with the amount of spot foreign exchange positions that they hold on our behalf. The amount of cash posted with wholesale forex trading partners in excess of required collateral is discretionary and may increase or decrease in future periods as we determine the most efficient uses of our cash.

Our largest operating expenses are employee compensation and benefits, selling and marketing expenses, trading expenses and commissions and income taxes. Employee compensation and benefits include salaries, bonuses and other employee related costs. Selling and marketing expenses include online and search engine advertising and print and television advertising. Trading expenses and commissions consist primarily of compensation paid to our white label partners and introducing brokers. Income taxes are variable based on our taxable income. Other cash expense categories include interest expense on notes payable, bank fees, communications and data processing, occupancy and equipment, professional fees and other miscellaneous expenses. We believe our operating expenses will increase in future periods in order to support the overall growth of our business.

Unrealized gains and losses on cash positions revalued at prevailing foreign currency exchange rates are included in trading revenue but have no direct impact on cash flow from operations. Gains and losses become realized and impact cash flow from operations when customer transactions are liquidated. To some extent, our net deposit activity is influenced by unrealized gains and losses because our customers’ trading positions are impacted by unrealized gains and losses and our customers may be required to post additional funds to maintain open positions or may choose to withdraw excess funds on open positions.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Cash provided by operating activities was $110.2 million for the year ended December 31, 2011, compared to $89.3 million for the year ended December 31, 2010. The primary reasons for the increase in cash provided by operating activities were a $34.6 million increase in receivables from brokers, a $15.0 million increase in trading securities, a $7.9 million increase in prepaid assets, a $7.9 million increase in payable to brokers, dealers, FCMs and other regulated entities and a $7.3 million increase in depreciation and amortization. These increases were partially offset by a decrease in net income of $21.7 million, a decrease in payables to customers of $16.7 million, a decrease in short term investments of $4.2 million, a decrease in income taxes payable of $2.5 million and a decrease in other assets of $6.3 million

Cash used in investing activities was $7.1 million for the year ended December 31, 2011, compared to $12.4 million for the year ended December 31, 2010. The decrease in cash used in investing activities was primarily due to the decrease of $6.0 million in payments made for the acquisition of customer and marketing lists.

Cash used for financing activities was $14.6 million for the year ended December 31, 2011, compared to cash used for financing activities of $8.9 million for the year ended December 31, 2010. The increase in cash used for financing activities was primarily due to the purchase of $5.0 million of treasury stock and dividend payments of $1.8 million, partially offset by $1.3 million in proceeds from the exercise of warrants.

Capital Expenditures

Capital expenditures were $4.0 million for the year ended December 31, 2011, compared to $3.9 million for the year ended December 31, 2010. Capital expenditures for the years ended December 31, 2011 and 2010 were primarily related to the development of our trading platforms and websites.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Cash provided by operating activities was $89.3 million for the year ended December 31, 2010, compared to $62.1 million for the year ended December 31, 2009. The primary reasons for the increase in cash provided by operating activities were an increase in net income of $9.8 million, a $13.1 million increase in income taxes payable, an $8.5 million increase in short term investments, a $5.0 million increase in trading securities and increases of $2.3 million, $2.2 million, and $2.0 million in accrued compensation and benefits, payables to brokers, dealers, FCMs and other regulated entities and depreciation and amortization, respectively. These increases were offset by an increase in payables to customers of $15.4 million, an increase in prepaid assets of $7.5 million and an increase in the change in fair value of embedded derivative of $3.0 million.

Cash used in investing activities was $12.4 million for the year ended December 31, 2010, compared to $5.0 million for the year ended December 31, 2009. The increase in cash used in investing activities was primarily due to the acquisition of customer and marketing lists from MG Financial, LLC and Capital Market Services, LLC.

Cash used for financing activities was $8.9 million for the year ended December 31, 2010, compared to cash used for financing activities of $11.8 million for the year ended December 31, 2009. The decrease in cash used for financing activities was primarily due to the increase in deferred initial public offering costs of $3.0 million, proceeds from the initial public offering, net of underwriting discounts and other direct costs, of $0.2 million, and an increase in the proceeds from the exercise of stock options of $0.1 million, offset by the purchase of the remaining noncontrolling interest in Forex.com Japan Ltd for $0.4 million.

Capital Expenditures

Capital expenditures were $3.9 million for the year ended December 31, 2010, compared to $4.1 million for the year ended December 31, 2009. Capital expenditures for the years ended December 31, 2010 and 2009 were primarily related to the development of our trading platforms, websites and new corporate headquarters, which included furniture and technology infrastructure to support our facility.

Off-Balance-Sheet Arrangements

At December 31, 2011, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2011 (amounts in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term Debt	$7,875	$7,875	$—	$—	$—
Vendor Obligations	3,597	3,325	272	—	—
Operating Leases	19,065	2,396	3,502	2,411	10,756

Total	$30,537	$13,596	$3,774	$2,411	$10,756

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

Revenue Recognition

Foreign exchange contracts generally involve the exchange of two currencies at market rates on a specified date; spot contracts usually require the exchange of currencies to occur within two business days of the contract date. Customer transactions and related revenue and expenses are recorded on a trade-date basis. Gains or losses are realized when customer transactions are liquidated. Unrealized gains or losses on cash positions revalued at prevailing foreign currency exchange rates (the difference between contract price and market price) at the date of the balance sheet are included in Receivables from brokers, Payables to customers and Payables to brokers, dealers, FCMs and other regulated entities on the Consolidated Balance Sheet. Changes in net unrealized gains or losses are recorded in Trading revenue on the Consolidated Statements of Operations and Comprehensive Income.

Allowance for Doubtful Accounts

We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against other assets on our Consolidated Balance Sheets, totaled approximately $0.1 million at December 31, 2011 and December 31, 2010 and $0.3 million at December 31, 2009. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts.

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

Accrued Compensation

We make significant estimates in determining our quarterly and annual accrued non-share-based compensation. A significant portion of our employee incentive compensation programs are discretionary. Each quarter and year-end we determine the amount of discretionary cash bonus pools. We also review compensation throughout the year to determine how overall performance compares to management’s expectations. We take these and other factors, including historical performance and our performance relative to budget, into account in reviewing accrued discretionary cash compensation estimates quarterly and adjusting accrual rates as appropriate. Changes to these factors could cause a material increase or decrease in the amount of compensation expense that we report in a particular period.

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

The embedded derivative was recorded at fair value and reported in convertible preferred stock embedded derivative on the Consolidated Balance Sheets with changes in fair value recorded in our Consolidated Statements of Operations and Comprehensive Income. As a result of the successful completion of our IPO, all shares of the redeemable, convertible preferred stock were converted to common stock, and as of December 31, 2010, we were no longer required to record a liability relating to the embedded derivative.

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

The expected volatility was calculated based upon the volatility of public financial services companies, or companies in similar industries. The average risk free rate is based upon the five year bond rate converted to a continuously compounded interest rate.

Treasury Shares

In accordance with ASC 505-30, Equity – Treasury Stock, we treat the cost of acquired shares purchased as a deduction from shareholders’ equity and as a reduction of the total shares outstanding when calculating adjusted earnings per share.

Recent Accounting Pronouncements

In November 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not expect the adoption of ASU 2011-11 to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. This new standard amends the procedures for testing goodwill for impairment, simplifying how to test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether it is necessary to perform the two-step goodwill impairment test previously required. This new standard is effective for fiscal years and quarters beginning after December 15, 2011; however, early adoption is permitted. The adoption of ASU 2011-08 did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. This new standard impacts the presentation requirements relating to Comprehensive Income. This new standard is effective for fiscal years and quarters beginning after December 15, 2011; however, early adoption is permitted. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This new standard amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This new standard is effective for fiscal years and quarters beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our consolidated financial statements. Our net interest revenue is directly affected by the spread between the short-term interest rates we pay our customers on their balances and the short-term interest rates we earn from re-investing their cash. These spreads can widen or narrow when interest rates change. In addition, a portion of our interest income relates to customer balances on which we do not pay interest and, therefore, is directly affected by the absolute level of short-term interest rates. As a result, a portion of our interest income will decline if interest rates fall, regardless of the interest rate spreads that affect the remaining portion of our interest income. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and customer cash is held in cash and cash equivalents including cash at banks, deposits at wholesale forex trading partners and in money market funds, which invest in short-term U.S. government securities. The interest rates earned on these deposits and investments affects our interest revenue. In addition, the interest we pay on our notes payable is based on the prime rate plus interest of 0.5%. We estimate that as of December 31, 2011, an immediate 100 basis point increase in short-term interest rates would result in approximately $4.4 million more in annual pretax income.

Foreign Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our assets denominated in foreign currencies, as well as our earnings due to the translation of our balance sheet and income statement from local currencies to United States dollars. We currently have limited exposure to currency risk and as of December 31, 2011, 75.9% of our assets, 74.7% of our liabilities, 95.1% of our net revenue, and 75.8% of our expenses were denominated in U.S. dollars. We do not take proprietary directional market positions and therefore do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. However, as a result of our activities, we are likely to have open positions in various currencies at any given time. For the year ended December 31, 2011, approximately 97.1% of our average daily trading volume, on any given day, was either naturally hedged, where one of our customers executing a trade in a currency is offset by a trade taken by another customer, or hedged by us with a third-party financial institution. Our exposure to foreign currency exchange rates may increase in the future and we may consider entering into hedging transactions to mitigate our exposure to foreign currency exchange rates. These hedging transactions may not be successful.

Credit Risk

Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. As a result, we require that each trade must be collateralized in accordance with our margin policies described below. Each customer is required to have minimum funds in their account for opening positions, which we refer to as the initial margin, and for maintaining positions, which we refer to as maintenance margin, depending on the currency pair being traded. Margin requirements are expressed as a percentage of the customer’s total position in that currency, and the customer’s total margin requirement is based on the aggregate margin requirement across all of the positions that a customer holds at any one moment in time. Each net position in a particular currency pair is margined separately. Accordingly, we do not net across different currency pairs, thereby following a fairly conservative margin policy. Our systems automatically monitor each customer’s margin requirements in real time, and we confirm that each of our customers has sufficient cash collateral in his or her account before we execute their trades. If at any point in time a customer has “negative equity” because his or her trading position does not comply with the applicable margin requirement, the position may be automatically liquidated, partially or entirely, in accordance with our margin policies and procedures. This policy protects both us and the customer. The incidence of negative equity in customer accounts has been immaterial to our operations in the three years ended December 31, 2011, which we believe was attributable to our real-time margining and liquidation policies and procedures. Our margin and liquidation policies are set forth in our customer agreements.

We are also exposed to potential credit risk relating to the counterparties with which we hedge our trades and the financial institutions with which we deposit cash. We mitigate these risks by transacting with several of the largest financial institutions in the world. In the event that our access to one or more financial institutions becomes limited, our ability to hedge may be impaired.

Market Risk

We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of December 31, 2011, we maintained capital levels of $80.6 million, which represented approximately 2.25 times the capital we were required, under applicable regulations, to hold.

Cash Liquidity Risk

In normal conditions, our market making business of providing online forex trading and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currencies pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with nine financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds. Collateral on deposit ranged from $74.2 million to $100.6 million in the aggregate, during the year ended December 31, 2011.

In addition, our forex trading operations involve the risk of losses due to the potential failure of our customers to perform their obligations under the transactions we enter into with them, which increases our exposure to cash liquidity risk. To reduce this risk, our margin policy requires that we mark our customers’ accounts to market each time the market price of a position in their portfolio changes and provides for automatic liquidation of positions, as described above.

Operational Risk

Our operations are subject to broad and various risks resulting from technological interruptions, failures, or capacity constraints in addition to risks involving human error or misconduct. Regarding technological risks, we are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations. We have established a program to monitor our computer systems, platforms and related technologies and to promptly address issues that arise. We have also established disaster recovery facilities in strategic locations to ensure that we can continue to operate with limited interruptions in the event that our primary systems are damaged. As with our technological systems, we have established policies and procedures designed to monitor and prevent both human errors, such as clerical mistakes and incorrectly placed trades, as well as human misconduct, such as unauthorized trading, fraud, and negligence. In addition, we seek to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies.

Regulatory Capital Risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to imposing partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These requirements may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements so that we may be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future.

Regulatory Risk

We operate in a highly regulated industry and are subject to the risk of sanctions from U.S., federal and state, and international authorities if we fail to comply adequately with regulatory requirements. Failure to comply with applicable regulations could result in financial, operational and other penalties. Our authority to conduct business could be suspended or revoked. In addition, efforts to comply with applicable regulations may increase our costs or limit our ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which we may engage.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included in pages F-1 to F-39 of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

(b) Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and is affected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets,

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management, including the Company’s CEO and CFO, concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2011, which appears below.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Accounting Firm

To the Board of Directors and Shareholders of GAIN Capital Holdings, Inc.

We have audited the internal control over financial reporting of GAIN Capital Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report On Internal Control Over Financial Reporting, the Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 15, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be included in this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which we intend to file within 120 days of the end of our fiscal year.

Our Code of Business Conduct and Ethics (the “Code”) applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. We make the Code available free of charge through our website which is located at www.gaincapital.com. We intend to disclose any amendments to, or waivers from, the Code that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange in filings with the SEC and by posting such information on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information required to be included in this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which we intend to file within 120 days of the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be included in this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A, which we intend to file within 120 days of the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be included in this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A, which we intend to file within 120 days of the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information to be included in this item is incorporated by reference to our proxy statement to be filed pursuant to Regulation 14A, which we intend to file within 120 days of the end of our fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules:

1. Financial Statements

The following financial statements and reports of independent registered public accounting firm are included herein:

2. Financial Statement Schedules

The following supplemental schedule is filed herewith:

Financial Statement Schedule:
Schedule I — Condensed Financial Information of GAIN Capital Holdings, Inc. (Parent Company Only) as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011	F-34

Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. List of Exhibits

Exhibit No.	Description

2.1†	Asset Purchase Agreement dated as of April 20, 2011 by and among GAIN Capital Group, LLC and Deutsche Bank AG, acting through is London Branch (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2011, filed on May 16, 2011, No. 001-35008).

3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

3.2	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

4.1	Specimen Certificate evidencing shares of common stock (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

4.2	Investor Rights Agreement, dated January 11, 2008, by and among the Company, the Investors and the Founding Stockholder, as defined therein (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.1	2010 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.2	2011 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.3	Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2010, filed on March 30, 2011, No. 001-35008).**

10.4	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632). **

10.5	Form of Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632). **

10.6	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632). **

10.7	Form of Restricted Stock Unit Agreement (Time Vesting) (Incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.8	Form of Restricted Stock Unit Agreement (Performance Vesting) (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.9	Form of Indemnification Agreement with the Company’s Non-Employee Directors (Incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.10	Amended and Restated 2006 Equity Compensation Plan, effective December 31, 2006 (Incorporated by reference to Exhibit 10.60 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.11	Amendment No. 2007-1 to the GAIN Capital Holdings, Inc. 2006 Equity Compensation Plan (Incorporated by reference to Exhibit 10.61 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

Exhibit No.	Description

10.12	Amendment No. 2008-1 to the GAIN Capital Holdings, Inc. 2006 Equity Compensation Plan (Incorporated by reference to Exhibit 10.62 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.13	Amendment No. 2010-1 to the GAIN Capital Holdings, Inc. 2006 Equity Compensation Plan (Incorporated by reference to Exhibit 10.63 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.14	Unconditional Guaranty, dated as of March 29, 2006, by and among GAIN Holdings, LLC, Silicon Valley Bank and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.15	Separation Agreement, dated as of January 11, 2008, by and between Mark Galant and GAIN Capital Holdings, Inc. (Incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.16†	FX Prime Brokerage Master Agreement, dated as of December 6, 2006, by and between GAIN Capital Group, LLC and The Royal Bank of Scotland, plc. (Incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.17†	FX Prime Brokerage Agreement, dated as of July 8, 2005, by and between UBS AG and GAIN Capital, Inc. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.18†	Foreign Exchange Prime Brokerage Agency Agreement, dated as of July 12, 2006, by and between GAIN Capital Group, LLC and The Royal Bank of Scotland, plc. (Incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.19†	Foreign Exchange Prime Brokerage Agreement, dated October 18, 2005, by and between Deutsche Bank AG, London Branch and GCAM, LLC (Incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.20	Amendment to Foreign Exchange Prime Brokerage Agreement, dated January 26, 2006, by and between Deutsche Bank AG, London Branch and GCAM, LLC (Incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.21	Form of ISDA Master Agreement, 1992 edition (Incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.22	Form of Introducing Broker Agreement (Incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.23	Form of Agreement for White Label Services (Incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.29	Lease and Lease Agreement, dated August 18, 2009, by and between S/K Bed One Associates LLC and GAIN Capital Holdings, Inc. (Incorporated by reference to Exhibit 10.37 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.35†	License Agreement, dated August 9, 2007, by and between GAIN Capital Group, LLC and MetaQuotes Software Corp. (Incorporated by reference to Exhibit 10.43 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.36†	Agreement, dated November 22, 2004, by and between esignal, a division of Interactive Data Corporation, and GAIN Capital, Inc. (Incorporated by reference to Exhibit 10.44 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

Exhibit No.	Description

10.41	Form of ISDA Master Agreement, 2002 edition (Incorporated by reference to Exhibit 10.49 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.42	Amended and Restated Employment Agreement, dated as of November 23, 2010, by and between GAIN Capital Holdings, Inc. and Glenn Stevens (Incorporated by reference to Exhibit 10.52 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.43	Executive Employment Agreement, dated as of November 23, 2010, by and between GAIN Capital Holdings, Inc. and Henry Lyons (Incorporated by reference to Exhibit 10.53 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.44	Retention Agreement, dated as of November 23, 2010, by and between GAIN Capital Holdings, Inc. and Henry Lyons (Incorporated by reference to Exhibit 10.54 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.45	Executive Employment Agreement, dated as of December 6, 2010, by and between GAIN Capital Holdings, Inc. and Timothy O’Sullivan (Incorporated by reference to Exhibit 10.55 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.46	Executive Employment Agreement, dated as of November 23, 2010, by and between GAIN Capital Holdings, Inc. and Samantha Roady (Incorporated by reference to Exhibit 10.56 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.47	Executive Employment Agreement, dated as of November 24, 2010, by and between GAIN Capital Holdings, Inc. and Andrew Haines (Incorporated by reference to Exhibit 10.57 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.48	Executive Employment Agreement, dated as of November 23, 2010, by and between GAIN Capital Holdings, Inc. and Kenneth O’Brien (Incorporated by reference to Exhibit 10.58 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.49	Executive Employment Agreement, dated as of December 6, 2010, by and between GAIN Capital Holdings, Inc. and Alexander Bobinski (Incorporated by reference to Exhibit 10.59 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.50	Amended and Restated Executive Employment Agreement, dated as of March 25, 2011, by and between GAIN Capital Holdings, Inc. and Diego Rotsztain (Incorporated by reference to Exhibit 10.60 of the Registrant’s Form 10-K for the year ended December 31, 2010, filed on March 30, 2011, No. 001-35008).**

10.51	Amended and Restated Executive Employment Agreement, dated as of March 25, 2011, by and between GAIN Capital Holdings, Inc. and Jeffrey Scott (Incorporated by reference to Exhibit 10.62 of the Registrant’s Form 10-K for the year ended December 31, 2010, filed on March 30, 2011, No. 001-35008).**

10.52	Letter Agreement, dated November 10, 2009, by and between GAIN Capital Holdings, Inc. and Daryl Carlough.** *

10.53	Asset Purchase Agreement, dated as of October 5, 2010, by and among GAIN Capital Group, LLC, GAIN Capital-Forex.com U.K., and GAIN Capital Forex.com Japan, Co. Ltd., and Capital Market Services, LLC, Capital Market Services UK Ltd., Capital Market Services International — BM, Ltd., and CMS Japan K.K. (Incorporated by reference to Exhibit 10.64 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.54	Amendment No. 1 to Asset Purchase Agreement, dated as of November 23, 2010, by and among GAIN Capital Group, LLC, GAIN Capital-Forex.com U.K., and GAIN Capital Forex.com Japan, Co. Ltd., and Capital Market Services, LLC, Capital Market Services UK Ltd., Capital Market Services International — BM, Ltd., and CMS Japan K.K. (Incorporated by reference to Exhibit 10.65 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

Exhibit No.	Description

10.55	Amended and Restated Loan and Security Agreement, dated as of September 16, 2011, by and among the Company, Silicon Valley Bank, as collateral agent for the lenders listed on Schedule 1.1 of the Agreement and as administrative agent for the Lenders, including, without limitation, SVB and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 of the Registrant’s 8-K report filed on September 22, 2011, No. 001-35008).

10.56	First Amendment to Unconditional Guaranty, dated as of September 16, 2011, by and among Gain Holdings, LLC, the Company, Silicon Valley Bank and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.3 of the Registrant’s 8-K report filed on September 22, 2011, No. 001-35008).

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*+	XBRL Instance

101.SCH*+	XBRL Taxonomy Extension Schema

101.CAL*+	XBRL Taxonomy Extension Calculation

101.DEF*+	XBRL Taxonomy Extension Definition

101.LAB*+	XBRL Taxonomy Extension Labels

101.PRE*+	XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	Compensation related contract.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
+	XBRL (Extensible Business Reporting Language) information is furnished and not filed, and is not a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2012.

GAIN CAPITAL HOLDINGS, INC.

By:	/s/ Glenn H. Stevens
Glenn H. Stevens President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Glenn H. Stevens Glenn H. Stevens	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2012

/s/ Daryl J. Carlough Daryl J. Carlough	Interim Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller (Principal Financial and Accounting Officer)	March 15, 2012

/s/ Peter Quick Peter Quick	Chairman of the Board of Directors	March 15, 2012

/s/ Susanne D. Lyons Susanne D. Lyons	Director	March 15, 2012

/s/ Joseph A. Schenk Joseph A. Schenk	Director	March 15, 2012

/s/ Thomas Bevilacqua Thomas Bevilacqua	Director	March 15, 2012

/s/ Mark E. Galant Mark E. Galant	Director	March 15, 2012

/s/ Christopher W. Calhoun Christopher W. Calhoun	Director	March 15, 2012

/s/ Christopher S. Sugden Christopher S. Sugden	Director	March 15, 2012

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

GAIN Capital Holdings, Inc.

Bedminster, New Jersey

We have audited the accompanying consolidated balance sheets of Gain Capital Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gain Capital Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

March 15, 2012

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	As of December 31,
	2011	2010
ASSETS:
Cash and cash equivalents	$370,668	$284,210
Short term investments	82	75
Trading securities	—	20,060
Receivables from brokers	85,401	98,135
Property and equipment — (net of accumulated depreciation and amortization of $14,335 and $10,464 at December 31, 2011 and 2010, respectively)	7,531	7,294
Prepaid assets	9,899	9,938
Goodwill	3,092	3,092
Intangible assets — (net of accumulated amortization of $9,226 and $2,017 at December 31, 2011 and 2010, respectively)	10,771	9,089
Other assets — (net of allowance for doubtful accounts of $55 and $74 at December 31, 2011 and 2010, respectively)	18,137	11,178

Total assets	$505,581	$443,071

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to brokers, dealers, FCMs and other regulated entities	$17,305	$6,102
Payables to customers	293,142	250,572
Accrued compensation and benefits	4,966	5,117
Accrued expenses and other liabilities	14,885	10,506
Income tax payable	2,578	2,550
Notes payable	7,875	18,375

Total liabilities	340,751	293,222

GAIN Capital Holdings, Inc. Shareholders’ Equity
Common Stock; ($0.00001 par value; 60 million shares authorized; 35,132,365 shares issued and 34,282,244 shares outstanding as of December 31, 2011 and 31,174,651 shares issued and outstanding as of December 31, 2010)	—	—
Accumulated other comprehensive income	316	428
Additional paid-in capital	79,551	73,381
Treasury stock, at cost (850,121 shares at December 31, 2011 and zero shares at December 31, 2010)	(5,017)	—
Retained earnings	89,980	76,040

Total GAIN Capital Holdings, Inc. shareholders’ equity	164,830	149,849

Total	$505,581	$443,071

See Notes to Consolidated Financial Statements

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands except share and per share data)

	For the Fiscal Year Ended December 31,
	2011	2010	2009
REVENUE:
Trading revenue	$175,854	$187,356	$153,375
Other revenue	6,481	3,417	2,108

Total non-interest revenue	182,335	190,773	155,483
Interest revenue	544	364	292
Interest expense	(1,414)	(2,039)	(2,456)

Total net interest expense	(870)	(1,675)	(2,164)

Net revenue	181,465	189,098	153,319

EXPENSES:
Employee compensation and benefits	46,362	45,439	41,503
Selling and marketing	36,195	37,721	36,338
Trading expenses and commissions	33,040	25,658	14,955
Bank fees	4,195	4,239	4,466
Depreciation and amortization	3,898	3,439	2,689
Purchased intangible amortization	8,893	1,208	—
Communications and data processing	2,917	2,951	2,676
Occupancy and equipment	4,651	4,038	3,548
Bad debt provision	852	597	760
Professional fees	5,231	1,924	2,154
Product development, software and maintenance	4,222	3,498	2,547
Change in fair value of convertible, redeemable preferred stock embedded derivative	—	(4,691)	(1,687)
Other	7,765	5,625	3,141

Total	158,221	131,646	113,090

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN EARNINGS OF EQUITY METHOD INVESTMENT	23,244	57,452	40,229
Income tax expense	7,546	20,009	12,556

NET INCOME	15,698	37,443	27,673

Net loss applicable to noncontrolling interest	—	(402)	(321)

NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	15,698	37,845	27,994

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(112)	112	288

NET COMPREHENSIVE INCOME	15,586	37,957	28,282

Comprehensive income applicable to noncontrolling interest, net of tax	—	—	(24)

NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$15,586	$37,957	$28,306

Net income applicable to GAIN Capital Holdings, Inc. common shareholders	$15,698	$37,845	$27,994

Earnings per common share(1):
Basic	$0.46	$8.62	$9.47

Diluted	$0.40	$1.00	$0.75

Weighted average common shares outstanding used in computing earnings per common share(1):
Basic	34,286,840	4,392,798	2,956,377

Diluted	38,981,792	37,742,902	37,282,069

(1)	In connection with the completion of the Company’s initial public offering in December 2010 (the “IPO”), the Company’s board of directors approved a 2.29-for-1 stock split of the Company’s common stock to be effective immediately prior to the completion of the IPO. The 2.29-for-1 stock split, after giving effect to the receipt by the Company of 407,692 shares of common stock from all of the Company’s pre-IPO common stockholders (on a pro-rata basis) in satisfaction of previously outstanding obligations owed by such stockholders to the Company, resulted in an effective stock split of 2.26-for-1. Accordingly, all references to share and per share data have been retroactively restated for the year ended December 31, 2009 to reflect the effective 2.26-for-1 stock split.

See Notes to Consolidated Financial Statements

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock		Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount
BALANCE — December 31, 2008	2,948,801	$—	$—	$(182,891)	$10,201	$21	$515	$(172,154)
Exercise of options	7,932	—	—	8	—	—	—	8
Conversion of restricted stock units into common stock	9,301	—	—	—	—	—	—	—
Tax benefit from employee exercises	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	5,609	—	—	—	5,609
Foreign currency translation adjustment	—	—	—	—	—	327	(39)	288
Increase in noncontrolling interest related to acquisition of subsidiary	—	—	—	(1,135)	—	—	(179)	(1,314)
Net income	—	—	—	—	27,994	—	(321)	27,673

BALANCE — December 31, 2009	2,966,034	$—	$—	$(178,409)	$38,195	$348	$(24)	$(139,890)
Exercise of options	75,448	—	—	107	—	—	—	107
Conversion of restricted stock units into common stock	67,988	—	—	—	—	—	—	—
Conversion of preferred stock	27,757,770	—	—	169,390	—	—	—	169,390
Settlement of preferred stock embedded derivative	—	—	—	76,407	—	—	—	76,407
Net proceeds from initial public offering after underwriting discounts, commissions, and expenses	407,692	—	—	208	—	—	—	208
Series E indemnification	(100,281)	—	—	835	—	—	—	835
Stock compensation expense	—	—	—	5,457	—	—	—	5,457
Foreign currency translation adjustment	—	—	—	—	—	80	32	112
Increase in noncontrolling interest related to acquisition of subsidiary	—	—	—	(614)	—	—	394	(220)
Net income	—	—	—	—	37,845	—	(402)	37,443

BALANCE — December 31, 2010	31,174,651	$—	$—	$73,381	$76,040	$428	$—	$149,849
Exercise of options	452,881	—	—	853	—	—	—	853
Exercise of warrants	3,261,575	—	—	1,270	—	—	—	1,270
Conversion of restricted stock units into common stock	214,800	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	28,458	—	—	165	—	—	—	165
Repurchase of shares	(850,121)	—	(5,017)	—	—	—	—	(5,017)
Stock compensation expense	—	—	—	4,018	—	—	—	4,018
Tax benefit of stock option exercises	—	—	—	(136)	—	—	—	(136)
Dividend payment	—	—	—	—	(1,758)	—	—	(1,758)
Foreign currency translation adjustment	—	—	—	—	—	(112)	—	(112)
Net income	—	—	—	—	15,698	—	—	15,698

BALANCE — December 31, 2011	34,282,244	$—	$(5,017)	$79,551	$89,980	$316	$—	$164,830

See Notes to Consolidated Financial Statements

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,698	$37,443	$27,673
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on foreign currency exchange rates	(145)	239	28
Depreciation and amortization	11,917	4,647	2,689
Change in fair value of contingent liability	874	—	—
Deferred taxes	(2,107)	(1,227)	(1,787)
Amortization of deferred financing costs	87	87	87
Interest income	60	(46)	(77)
Bad debt provision	852	597	1,101
Loss on disposal of fixed assets	3	37	353
Stock compensation expense	4,018	5,457	5,609
Change in fair value of preferred stock embedded derivative	—	(4,691)	(1,687)
Changes in operating assets and liabilities:
Short term investments	(7)	4,208	(4,276)
Trading securities	20,000	5,018	37
Receivables from brokers	12,734	(21,826)	(26,123)
Prepaid assets	39	(7,894)	(412)
Other assets	(5,428)	831	(6,072)
Payables to customers	41,562	58,266	73,661
Accrued compensation and benefits	(151)	1,077	(1,242)
Payables to brokers, dealers, FCMs and other regulated entities	11,203	3,333	1,090
Accrued expenses and other liabilities	(1,074)	1,198	2,013
Income tax payable	28	2,550	(10,538)

Cash provided by operating activities	110,163	89,304	62,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,018)	(3,873)	(4,059)
Purchase of subsidiary shares from noncontrolling interest	—	—	(944)
Purchase of customer list	(2,547)	(8,505)	—
Purchase of intangible assets	—	(43)	—
Purchase of cost method investment	(500)	—	—

Cash used for investing activities	(7,065)	(12,421)	(5,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering of common stock, net of underwriting discounts and other direct costs of $3.8 million	—	208	—
Deferred initial public offering costs	—	1,732	(1,296)
Principal payment on notes payable	(10,500)	(10,500)	(10,500)
Proceeds from exercise of stock options	853	107	8
Proceeds from exercise of warrants	1,270	—	—
Proceeds from ESPP purchase	165	—	—
Repurchase of common shares	(5,017)	—	—
Tax benefit from employee stock option exercises	421
Dividends paid	(1,758)	—	—
Purchase of subsidiary shares from noncontrolling interest	—	(427)	—

Cash used for financing activities	(14,566)	(8,880)	(11,788)

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(in thousands)

	For the Fiscal Year Ended December 31,
	2011	2010	2009
Effect of exchange rate changes on cash and cash equivalents	(2,074)	(6,317)	757

INCREASE IN CASH AND CASH EQUIVALENTS	86,458	61,686	46,093
CASH AND CASH EQUIVALENTS — Beginning of year	284,210	222,524	176,431

CASH AND CASH EQUIVALENTS — End of year	$370,668	$284,210	$222,524

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,037	$1,799	$2,377

Taxes	$14,090	$15,674	$28,200

Non-cash investing activities:
Purchase of fixed assets in accrued expense and other liabilities	$121	$54	$1,233

Contingent liability for purchased intangibles acquisition	$7,154	$1,429	$—

Capital lease of property and equipment	$—	$—	$650

Accrual to acquire additional shares of Forex.com Japan Co., Ltd.	$—	$—	$350

Non-cash financing activities:
Accrued initial public offering costs	$—	$1,305	$436

Series E indemnification	$—	$835	$—

Settlement of Preferred Stock embedded derivative	$—	$76,407	$—

Settlement of Convertible, Redeemable preferred stock	$—	$169,390	$—

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

Group, LLC is a retail foreign exchange dealer, or RFED, and a registered Futures Commission Merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”). As such, it is subject to the regulations of the CFTC, an agency of the U.S. Government, and the rules of the National Futures Association (“NFA”), an industry self-regulatory organization.

The following list of the Company’s significant regulated U.S. and international subsidiaries:

GAIN Capital Group, LLC.

GAIN Capital-Forex.com U.K., Ltd.

Forex.com Japan Co., Ltd.

GAIN Capital Forex.com Australia Pty. Ltd.

GAIN GTX, LLC

During 2011 the Company incorporated the following entities:

GAIN Capital Holdings International, BV

GAIN Capital Holdings International Finance Company, BV

GAIN Capital GTX International, BV

GAIN Capital-Forex.com International, BV

GAIN GTX Singapore Pte. Ltd.

GAIN Capital-Forex.com Canada, Ltd.

Initial Public Offering

On December 20, 2010 the Company closed its initial public offering of common stock (“IPO”) of 9,000,000 shares of common stock at an offering price of $9.00 per share, of which 407,692 shares were sold by the Company and 8,592,308 shares were sold by selling stockholders, resulting in net proceeds to the Company of $4.0 million, after deducting underwriting discounts (which included a $0.6 million reimbursement by the underwriters for the Company’s out-of-pocket expenses incurred during the offering). Upon the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into 27,757,770 shares of common stock, in accordance with the Company’s Second Amended and Restated Certificate of Incorporation. As a result of the conversion of the convertible preferred stock, the embedded derivative liability was settled and recorded to additional paid-in-capital.

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

Previously the Company presented the changes in Payables to customers and Receivables from brokers on a gross basis excluding unrealized foreign exchange transactions on the Consolidated Statements of Cash Flows. However, due to the short term nature of the foreign exchange transactions, the Company has presented Payables to customers and Receivables from brokers on a net basis reflecting the effects of foreign exchange transactions for the years ended December 31, 2010 and 2009. The non-cash change in unrealized foreign exchange transactions was a $34.1 million loss and a $7.7 million loss for the years ended December 31, 2010 and 2009, respectively. The change in presentation had no effect on cash provided by operating activities.

Previously the Company presented “Deferred financing costs” as a separate line item on the Consolidated Balance Sheets. However, due to the immateriality of the amounts during the periods covered in this Form 10-K, the Company has presented the amount within Other assets in the Consolidated Balance Sheets. The deferred financing costs for the year ended December 31, 2010 were $0.1 million. The change in presentation had no effect on total assets or liabilities.

Previously the Company presented “Purchased intangible amortization” in Depreciation and amortization on the Consolidated Statements of Operations and Comprehensive Income, however the Company has presented such amounts as a separate line item on the Consolidated Statements of Operations and Comprehensive Income. The change in presentation had no effect on total expenses.

Previously the Company presented certain costs related to various types of consultants in “Professional fees” on the Consolidated Statements of Operations and Comprehensive Income. However, due to the nature of the work performed in relation to the expenses incurred, the Company has presented these amounts within Product development, software and maintenance and Other expenses in the Consolidated Statements of Operations and Comprehensive Income presented herein. The change in presentation had no effect on total expenses.

Stock Split

On November 23, 2010, the Company’s board of directors approved a 2.29-for-1 stock split of the Company’s common stock effective immediately prior to the completion of the IPO as well as the settlement of the primary share offering which was allocated to all common shareholders on a pro-rata basis resulting in an effective stock split of 2.26-for-1. Immediately subsequent to the Company’s IPO, certain shareholders were subject to satisfy indemnification obligations related to past preferred stock issuances and subsequent sales. All references to common shares, preferred shares, additional paid-in capital, retained earnings, share and per share data for prior periods have been retroactively restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

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

The Company makes estimates of the uncollectibility of accounts receivable and records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts.

Revenue Recognition

The Company’s revenue is generated from trading revenue, other revenue and interest income. Trading revenue is generated from the bid/offer spread the Company offers its customers and any net gains and losses generated through changes in the market value of the currencies held in the Company’s net exposure. Revenue is recognized in accordance with ASC 605-10-S99, Revenue Recognition (“Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition). The Company generates revenue from forex trading. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

Foreign exchange contracts generally involve the exchange of two currencies at market rates on a specified date; spot contracts usually require the exchange of currencies to occur within two business days of the contract date. Customer transactions and related revenue and expenses are recorded on a trade date basis.

Gains or losses are realized when customer transactions are liquidated. Unrealized gains or losses on cash positions revalued at prevailing foreign currency exchange rates (the difference between contract price and market price) at the date of the balance sheet are included in Receivables from brokers, Payables to customers and Payables to brokers, dealers, FCMs and other regulated entities on the Consolidated Balance Sheets. Changes in net unrealized gains or losses are recorded in Trading revenue on the Consolidated Statements of Operations and Comprehensive Income.

As a result of the Dodd-Frank Act’s requirement that essentially all transactions in commodities be executed on an exchange, after July 15, 2011, the Company was no longer permitted to offer leveraged spot metal transactions in the United States (U.S.). For the period January 1, 2011 through July 15, 2011, the Company’s leveraged spot metals business with U.S. customers generated approximately $20.7 million in revenue.

Other revenue, on the Consolidated Statements of Operations and Comprehensive Income, is comprised of trading commissions related to the Forex Pro trading program which allows customers to receive tighter spreads in return for a commission fee paid to the Company, inactivity fees charged monthly to customers who have not executed trades and maintained the required minimum account balance, revenue generated from the Company’s institutional customers and the Company’s GAIN GTX offering, which launched in 2010. GAIN GTX utilizes an electronic communications network, which provides deep liquidity and true peer to peer trading capabilities. Institutional customers include customers that receive tighter spreads and have over $1.0 billion in quarterly volume and GTX clients.

Interest revenue and interest expense are recorded when earned and incurred, respectively. Net interest revenue (expense) consists primarily of the revenue generated by Company cash and customer cash held and invested at banks, money market funds and deposits at wholesale forex trading partners, less interest paid to customers on their balances and interest expense on notes payable.

Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred, except for costs related to the production of broadcast advertising, which are expensed when the first broadcast occurs. The Company did not capitalize any production costs associated with broadcast advertising for 2011, 2010, or 2009. The total amount charged to advertising expense was $36.2 million, $37.7 million and $36.3 million for the years ended December 31 2011, 2010 and 2009, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of acquisition to be cash equivalents. Included in this balance are funds deposited by customers and funds accruing to customers as a result of trades or contracts. At December 31, 2011 and 2010, the Company’s cash equivalents consisted of money market accounts. Cash equivalents are recorded at fair value.

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

Cost Method Investment

In accordance with ASC 325-20, Cost Method Investments, the Company recognizes an investment in the stock of an investee as an asset, in Other assets, on the Consolidated Balance Sheets. Under the cost method of accounting for investments in common stock, dividends are the basis for recognition by the Company of earnings from the investment. The net accumulated earnings of an investee subsequent to the date of investment are recognized by the Company only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment.

Fair Value

The carrying amounts of assets, excluding goodwill and intangibles, and liabilities approximate their fair values due to the short term maturities. Some of the Company’s financial instruments are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value. Such financial assets and liabilities include: cash, receivables from broker, other assets, payables to customers, and accrued expenses and other liabilities. The fair value of the term loan is based on transaction prices. The fair value spot foreign exchange positions are determined based on the estimated amounts that such positions could be settled with the counterparty at the balance sheet date.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash equivalents. The Company’s credit risk is managed by investing cash and cash equivalents primarily in high-quality money market and U.S. Government instruments. The majority of the Company’s cash and cash equivalents are held at ten financial institutions.

The Company also has credit risk related to receivables from brokers. As of December 31, 2011 and 2010, 52% and 53%, respectively, of the Company’s Receivables from brokers balance, included in the Consolidated Balance Sheets, was from one large, global financial institution.

Prepaid Assets

The Company records goods and services paid for but not to be received until a future date as prepaid assets. These include payments for advertising and insurance. Also included in prepaid assets is an upfront, pre-payment for the use of the Forexster Trading Services. Pursuant to the terms of the Exclusive Marketing Agreement, the prepayment for use of the Forexster Trading Services will be amortized as revenue associated with Forexster Trading Services is recognized.

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

Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Software	3 years
Computer equipment	3 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of lease term or estimated useful life
Telephone equipment	3 years
Office equipment	3 years
Website development	3 years

The Company accounts for costs incurred to develop its trading platform and related software in accordance with ASC 350-40, Intangible-Goodwill and Other-Internal-Use Software. ASC 350-40 requires that such technology be capitalized in the application and infrastructure development stages. Costs related to training, administration and non-value-added maintenance are charged to expense as incurred. Capitalized software development costs are being amortized over the useful life, which the Company has estimated at three years.

Foreign Currencies

The Company has determined that its functional currency is U.S. dollars (“USD”). Realized foreign currency transaction gains and losses are recorded in Trading revenue on the Consolidated Statements of Operations and Comprehensive Income during the year at the exchange rate on the date of the transaction. Unrealized foreign currency transaction gains and losses are computed using the closing rate of exchange prevailing at the date of the Consolidated Balance Sheets. Gains and losses arising from these transactions are also recorded in Trading revenue on the Consolidated Statements of Operations and Comprehensive Income.

In accordance with ASC 830-10, Foreign Currency Matters, monetary assets and liabilities denominated in foreign currencies are converted into USD at rates of exchange in effect at the date of the Consolidated Balance Sheets. The Company recorded foreign currency transaction gains and losses in Other revenue on the Consolidated Statements of Operations and Comprehensive Income. The Company recorded a gain of $0.2 million for the year ended December 31, 2011 and losses of $0.2 million and $0.03 million for the years ended December 31, 2010 and 2009, respectively.

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

Other Assets

The Company recorded receivables from vendors, security deposits, current and deferred tax assets and miscellaneous receivables in Other assets on the Consolidated Balance Sheets. See Note 8 for additional information.

Allowance for Doubtful Accounts

The Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific customer account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts. The customer receivables, net of allowance for doubtful accounts, is included in Other assets on the Consolidated Balance Sheets. Receivables from customers are reserved for and recorded in Bad debt provision on the Consolidated Statements of Operations and Comprehensive Income. The allowance for doubtful accounts consisted of the following (amounts in thousands):

Balance as of January 1, 2009	$(2,213)
Addition to provision	(1,101)
Amounts written off	2,641
Recoveries	341

Balance as of December 31, 2009	(332)
Addition to provision	(597)
Amounts written off	855

Balance as of December 31, 2010	(74)
Addition to provision	(852)
Amounts written off	871

Balance as of December 31, 2011	$(55)

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

Payables to Customers

Payables to customers, included on the Consolidated Balance Sheets, include amounts due on cash and margin transactions. These transactions include deposits, commissions and gains or losses arising from settled trades. The Payables to customers balance also reflects unrealized gains or losses arising from open positions in customer accounts.

Payables to Brokers, Dealers, FCMs and Other Regulated Entities

The Company engages in white label, or omnibus relationships, with other regulated financial institutions. The payables balance includes amounts deposited by these financial institutions in order for the Company to act as clearing broker. The payables balance includes deposits from all NFA registered entities.

Introducing broker fees

Introducing brokers direct customers to the Company in return for a commission on each referred customer’s trading volume or a share of net revenue generated by each referred customer’s trading activity. Such fees are referred to as introducing broker fees and are recorded in Trading expenses and commissions in the Consolidated Statements of Operations and Comprehensive Income.

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

Convertible, Redeemable Preferred Stock Embedded Derivative

ASC 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments. The Company has determined that it must bifurcate and account for the conversion feature in its Series A, Series B, Series C, Series D, and Series E preferred stock. The embedded derivative is recorded at fair value and changes in the fair value are reflected in earnings. The conversion feature and the associated embedded derivative liability is no longer required to be recognized in 2011 due to the conversion of all outstanding preferred stock to common stock in connection with the IPO in December 2010.

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

Treasury Shares

In accordance with ASC 505-30, Equity — Treasury Stock, the Company treats the cost of acquired shares purchased as a deduction from shareholders’ equity and as a reduction of the total shares outstanding when calculating adjusted earnings per share.

Earnings Per Common Share

Basic earnings per common share is calculated using the weighted average common shares outstanding during the year. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive.

On November 23, 2010, the Company’s board of directors approved a 2.29-for-1 stock split of the Company’s common stock effective immediately prior to the completion of the IPO as well as the settlement of the primary share offering which was allocated to all common shareholders on a pro-rata basis resulting in an effective stock split of 2.26-for-1. Immediately subsequent to the Company’s IPO, certain shareholders were subject to satisfy indemnification obligations related to past preferred stock issuances and subsequent sales. All references to common shares, preferred shares, share and per share data for periods prior to the date of the stock split have been retroactively restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

Dividends

Any determination to declare cash dividends will be made at the discretion of the Company’s board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant. See Note 11 and Note 21 for additional information.

Management Risk

In the normal course of business, the Company executes foreign exchange transactions with its customers upon request on a margin basis. In connection with these activities, the Company acts as the counterparty in 58 foreign currencies pairs, 10 equity indices, and 9 commodities. The Company actively trades currencies in the spot market, earning a dealer spread. The Company seeks to manage its market risk by generally entering into offsetting contracts in the interbank market, also on a margin basis. The Company deposits margin collateral with large money center banks and other major financial institutions. The Company is subject to credit risk or loss from counterparty nonperformance. The Company seeks to control the risks associated with its customers’ activities by requiring its customers to maintain margin collateral. The trading platform does not allow customers to enter into trades if sufficient margin collateral is not on deposit with the Company.

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

For certain legal proceedings, the Company can estimate possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, such losses will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. For certain other legal proceedings, the Company cannot reasonably estimate such losses, if any, since the Company cannot predict if, how or when such proceedings will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues must be developed, including the need to discover and determine important factual matters and the need to address novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any such proceeding.

Recent Accounting Pronouncements

In November 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the adoption of ASU 2011-11 to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. This new standard amends the procedures for testing goodwill for impairment, simplifying how to test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether it is necessary to perform the two-step goodwill impairment test previously required. This new standard is effective for fiscal years and quarters beginning after December 15, 2011; however, early adoption is permitted. The adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. This new standard impacts the presentation requirements relating to Comprehensive Income. This new standard is effective for fiscal years and quarters beginning after December 15, 2011; however, early adoption is permitted. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This new standard amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This new standard is effective for fiscal years and quarters beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

3.    Fair Value Disclosures

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

	Fair Value Measurements on a Recurring Basis as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$14,201	—	—	$14,201
Certificates of deposit	$82	—	—	$82
Futures contracts	$42	—	—	$42
Investment in gold	$156	—	—	$156
Liabilities:
Contingent Liabilities	—	—	$4,479	$4,479

	Fair Value Measurements on a Recurring Basis as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$82,526	—	—	$82,526
Certificates of deposit	$75	—	—	$75
Equity securities	$60	—	—	$60
U.S. treasury securities	$20,000	—	—	$20,000
Futures contracts	$53	—	—	$53
Investment in gold	$142	—	—	$142
Liabilities:
CMS Contingent Liability	—	—	$1,429	$1,429

There were no transfers between levels for the years ended December 31, 2011 and December 31, 2010.

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

Level 3 Financial Assets

The Company has contingent liabilities associated with the future payments to be made to dbFX and CMS based upon certain volume and revenue criteria being met by the customers for an eighteen month period following the CMS acquisition and a two year period following the dbFX acquisition.

The Company measures the fair value of the future payments to dbFX and CMS based upon estimated cash flows See Note 6 for additional information.

The table below provides a reconciliation of the fair value of the contingent liabilities, measured on a recurring basis, which the Company has designated as Level 3 (amounts in thousands):

Beginning January 1, 2011	$1,429
Purchased intangible assets	7,154
Payments	(4,684)
Foreign exchange gain	(294)
Change in fair value of contingent liabilities	874

Balance at December 31, 2011	$4,479

The change in the contingent liabilities is recorded in Purchased intangible amortization on the Consolidated Statements of Operations and Comprehensive Income.

4.    Receivables From Brokers

Amounts receivable from brokers consisted of the following at December 31 (amounts in thousands):

	2011	2010
Required collateral	$26,411	$26,561
Cash in excess of required collateral	58,791	75,443
Open spot foreign exchange positions	199	(3,869)

	$85,401	$98,135

The Company has posted funds with brokers as collateral as required by agreements for holding spot foreign exchange positions. In addition, the Company has cash in excess of required collateral, which includes the value of futures contracts of $0.1 million recorded based upon listed or quoted market rates that approximate fair value at December 31, 2011. Open foreign exchange positions include the unrealized gains or losses due to the differences in exchange rates between the dates at which a trade was initiated versus the exchange rates in effect at the date of the consolidated financial statements. These amounts are reflected as Receivables from brokers in the Consolidated Balance Sheets.

5.    Property and Equipment

Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of December 31 (amounts in thousands):

	2011	2010
Software	$12,998	$10,120
Computer equipment	4,897	4,587
Leasehold improvements	1,760	1,359
Telephone equipment	707	642
Office equipment	625	223
Furniture and fixtures	224	198
Web site development costs	655	629

	21,866	17,758
Less: Accumulated depreciation and amortization	(14,335)	(10,464)

Property and equipment, net	$7,531	$7,294

Depreciation expense was $3.9 million, $3.4 million, and $2.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

In October 2010, the Company acquired the customer account balances and effective customer agreements from CMS for a total of $8.0 million. The Company determined the fair value of the assets acquired was $9.4 million, which includes the payments made to acquire the assets and approximately $1.4 million of future payments at fair value to be made to CMS based upon revenues generated from the CMS customers for an eighteen month period following the acquisition. The future payments are considered a contingent liability and the Company will mark to market the liability on a quarterly basis. The total retail forex customer assets acquired from CMS were $31.9 million. The purchase price was allocated to customers list and is being amortized over its useful life of 18 months and will be fully amortized in April 2012. As of December 31, 2011, the fair value of the contingent liability was determined to be $0.1 million.

In April 2011, the Company acquired customer account balances and effective customer agreements from Deutsche Bank AG, relating to Deutsche Bank’s “dbFX” business, for an upfront payment and additional contractual future payments to be made to Deutsche Bank based upon volume generated from the acquired customers over a two-year period following the closing of the acquisition. The Company also acquired a marketing list from Deutsche Bank and agreed to make certain payments to Deutsche Bank if new customers are obtained from such list over the same two-year period. The future payments are considered a contingent liability and the Company marks to market the liability on a quarterly basis. The fair value of the assets acquired was $9.7 million and approximately $4.8 million was allocated to the customer list, $3.4 million was allocated to the marketing list and $1.5 million was allocated to a non-compete agreement. During 2011, the Company discovered and corrected an immaterial error in the purchase accounting of dbFX. The adjustment reduced the allocation of the marketing list by $3.4 million and increased the allocation to the customer list by $3.0 million and the allocation to the non-compete agreement by $0.4 million. The portion allocated to customer list is being amortized over its useful lives of six years. The portion allocated to the non-compete agreement, an intangible asset, is being amortized over its useful life of two years. As of December 31, 2011, the fair value of the contingent liability was determined to be $4.4 million.

As of December 31, 2011 and 2010, the accumulated amortization related to intangibles was $9.2 million and $2.0 million, respectively. Intangible assets consisted of the following (amounts in thousands):

Balance at January 1, 2009	$320

Balance at December 31, 2009	320
Purchase of MG customer and marketing list	469
Purchase of CMS customer list	9,465
Purchase of indefinite life intangible assets	43
Amortization	(1,208)

Balance at December 31, 2010	$9,089

Purchase of dbFX Customer assets and non-compete	9,701
Amortization	(8,019)

Balance at December 31, 2011	$10,771

Future annual estimated amortization expense for the next five years is as follows (amounts in thousands):

Years Ended December 31:
2012	$4,342
2013	1,657
2014	1,309
2015	1,309
2016	1,309

$9,926

7.    Acquisitions

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net assets of an acquired business. Goodwill consists of the following as of December 31, 2011 and 2010 (amounts in thousands):

GC Japan (formerly, FORTUNE)	$1,278
GCAM, LLC	1,078
GAIN Capital Securities, Inc. (formerly, State Discount Brokers, Inc.)	533
GAIN Capital Forex.com U.K., Ltd (formerly, RCGGL)	203

$3,092

The Company owns GCAM, LLC. The Company issued 68,250 Restricted Stock Units (“RSUs”) in exchange for 13,980 shares in GCAM, LLC. The RSU agreement relating to the purchase of GCAM, LLC in 2007 was revised, so that the restricted shares at January 1, 2008 unrestrict over 24 months. At December 31, 2011 and 2010, the goodwill associated with the acquisition was $1.1 million.

The joint venture, entered into on December 20, 2007 and known as RCGGL, received regulatory approval from the U.K. FSA in January 2008 and was subsequently transferred to the Company on December 22, 2008 with a transfer of 100,000 shares. The Company acquired the remaining 100,000 shares of RCGGL owned by RCG on December 31, 2008, resulting in complete control of the legal entity. Goodwill associated with the purchase of RCG’s shares of RCGGL amounted to $0.2 million. RCG owned 50% interest in the joint venture, and the purchase and transfer of these shares provided the Company with 100% ownership of RCGGL, now known as GAIN Capital Forex.com U.K., Ltd.

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

The acquisitions, individually and in the aggregate, did not meet the conditions of a material business combination and therefore were not subject to the disclosure requirements of ASC 805, Business Combinations. The consolidated financial statements include the operating results of each business from the date of acquisition. No goodwill impairment was recorded for the years ended December 31, 2011, 2010 and 2009.

8.    Other Assets

Other assets consisted of the following at December 31 (amounts in thousands):

	2011	2010
Vendor and security deposits	$3,774	$3,603
Current tax receivable	6,762	1,826
Deferred tax assets	4,471	3,119
Investment in Kapitall, Inc.	500	—
Miscellaneous receivables	2,630	2,630

		—
	$18,137	$11,178

9.    Notes Payable

The Company has a $52.5 million term loan and a $50.0 million revolving line of credit through a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank. The term loan is payable in 20 quarterly installments of principal and the payments commenced on October 1, 2007. Interest is paid monthly and is based upon the prime rate of interest plus 0.5%. The interest rate applicable to the term loan as of December 31, 2011 was 3.75% based upon the prime rate of interest plus 0.5%. The term loan is secured by certain of the Company’s assets, a pledge of the Company’s membership interests in the Company’s wholly-owned subsidiary GAIN Holdings, LLC and a guarantee by GAIN Holdings, LLC. The term loan maturity date is July 1, 2012.

On March 29, 2011, the Company and Lenders entered into a seventh loan modification agreement which, among other things, changed the required debt service coverage ratio to a minimum of 3.0 to 1.0 from 2.0 to 1.0.

On September 16, 2011, the Company and Lenders entered into an amended and restated loan and security agreement. This amendment increased the amount of funds available under the revolving line of credit from $20.0 million to $50.0 million, and extended the maturity of such revolving line of credit to September 16, 2014. Interest for the revolving line of credit accrues at a floating per annum rate equal to the prime rate of interest or the LIBOR Rate plus 2.5% based upon an election made by the Company on the date the credit extension is issued.

In accordance with the provisions of the Company’s term loan and revolving line of credit as outlined in the loan and security agreement, the Company is required to adhere to various financial, regulatory, operational and reporting covenants. As of December 31, 2011 and during the entire term of the loan and security agreement, the Company was and has been in compliance with such covenants.

The carrying amount of notes payable approximates fair value. The Company had a balance of $7.9 million and $18.4 million outstanding on the term loan as of December 31, 2011 and 2010, respectively, with the loan maturing during 2012.

Loan fees were capitalized to deferred finance costs and are being amortized over the life of the loan. Deferred loan costs amortized to interest expense were $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company had Deferred financing costs in Other assets on the Consolidated Balance Sheets of $0.05 million and $0.1 million at December 31, 2011 and 2010, respectively.

10.    Convertible, Redeemable Preferred Stock

As a result of the Company’s IPO, the convertible, redeemable preferred stock was converted to common stock and there is no outstanding convertible, redeemable preferred stock. As of December 31, 2010, warrants totaling 3,297,733 to purchase Series B preferred stock were outstanding. All the warrants were exercised in 2011.

11.    Shareholders’ Equity

Common Stock — At December 31, 2011 and 2010, the Company had authorized 60,000,000 shares of Common Stock (“Common Stock”), of which 35,132,365 and 34,282,244 shares were issued and outstanding, respectively as of December 31, 2011 and 31,174,651 shares were issued and outstanding as of December 31, 2010.

Treasury Stock — As of December 31, 2011, the Company had repurchased 850,121 shares of outstanding Common Stock for an aggregate cost of $5.0 million reducing the number of shares outstanding.

Dividends — In October 2011, the Company announced payment of a $0.05 dividend per share of Common Stock which was paid in December 2011 for an aggregate amount of $1.8 million which was applied against Retained Earnings.

12.    Related Party Transactions

Management has personal funds on deposit in customer accounts of Group, LLC, recorded in Payables to customers on the Consolidated Balance Sheets. The balance was $2.0 million and $2.8 million at December 31, 2011 and 2010, respectively.

Group, LLC entered into a services agreement with Scivantage, Inc. on February 1, 2008 for a one year term with an option to renew whereby Scivantage provided certain office workstations and related services in Jersey City, New Jersey. The agreement was later amended to add additional workstations and services extending the term until December 31, 2009 for a fee of $14,475 per month. Per its terms, the agreement automatically renewed for an additional one year and expired on December 31, 2010. Scivantage also provides hosting services to GCSI under a one year agreement dated December 1, 2010, which automatically renews for successive one-year terms, in which Scivantage provides the technology infrastructure hosting facility for GCSI, who provides brokerage securities services. Two of the Company’s board of directors members, Messrs. Galant and Sugden, are members of the board of directors of Scivantage.

13.    Share Based Payment

On March 27, 2006, the Company’s shareholders approved the GAIN Capital Holdings, Inc. 2006 Equity Incentive Plan (the “Plan”), under which 12.5 million shares are available for awards to employees, consultants and directors. The Plan provides for the issuance of share based award which include restricted stock units (“RSUs”), Incentive Stock Options (“ISOs”), and nonqualified stock options (“NQSQs”). ISOs are granted at fair market value and are subject to the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. All share based awards are granted at a price or conversion price determined by the Company’s board of directors. Grants of stock options usually vest over three or four years upon anniversary date. RSUs usually vest over four years with one-fourth vesting upon the grant anniversary. All options granted under the 2006 Plan expire ten years from the date of grant.

On November 22, 2010, the Company’s board of directors adopted the GAIN Capital Holdings, Inc. 2010 Omnibus Incentive Compensation Plan, (the “2010 Plan”), which became effective December 13, 2010 (the day immediately prior to the date the underwriting agreement was executed and the Common Stock was priced for the IPO). In addition, on November 23, 2010 the Company’s board of directors approved a 2.29-for 1 stock split of the Company’s common stock effective immediately prior to the completion of the IPO. Accordingly, all references to stock options, exercise prices and RSUs have been retroactively restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented. As of the effective date of the 2010 Plan, the 2006 Plan was merged with and into the 2010 Plan, and no additional grants will be made under the 2006 Plan. The 2010 Plan made available 8.5 million shares (1.4 million to be issued pursuant to future awards and grants under the 2010 Omnibus Incentive Compensation plan, 6.6 million shares that are subject to outstanding grants under the 2006 Plan as of the effective date of the 2010 Plan, and 0.5 million shares to be issued pursuant to the 2011 Employee Stock Purchase Plan) for awards to employees, nonemployee directors and consultants and advisors in the form of incentive stock options, nonqualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. As of December 31, 2011, 7.5 million shares are available to be issued under the 2010 Plan (0.6 million to be issued pursuant to future awards and grants under the 2010 Omnibus Incentive Compensation plan, 6.4 million shares that are subject to outstanding grants under the 2006 Plan as of the effective date of the 2010 Plan, and 0.5 million shares to be issued pursuant to the 2011 Employee Stock Purchase Plan). In addition, as of the first trading day of January during the term of the Plan, beginning with calendar year 2012, an additional positive number of shares of the Company’s stock shall be added to the number of shares of the Company stock authorized to be issued or transferred under the Plan equal to (1) three percent (3%) of the total number of shares of Company stock outstanding (on a fully diluted basis) as of the last trading day in December of the immediately preceding calendar year, or (2) such lesser number of shares as the Company’s board of directors may determine. On January 1, 2012 the Company authorized an additional 1.2 million shares to be issued or transferred under the Plan.

Under the 2010 Plan, the committee will determine the exercise price of the options granted and may grant options to purchase shares of the Company’s common stock in amounts as determined by the committee. The committee may grant options that are intended to qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code, or nonqualified stock options (“NQSQs”), which are not intended to so qualify. ISOs may only be granted to employees. Anyone eligible to participate in the 2010 Plan may receive a grant of NQSQs. The exercise price of a stock option granted under the Plan cannot be less than the fair market value of a share of the Company’s common stock on the date the option is granted. All options granted under the 2010 Plan expire seven years from the date of grant.

Stock Options

The following table summarizes the stock option activity under all plans from January 1, 2011 through December 31, 2011:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	4,681,196	$2.32	1.09
Granted	376,669	$8.02	6.23
Exercised	(452,880)	$1.88	3.52
Forfeited	(162,291)	$4.45	8.65

Outstanding, December 31, 2011	4,442,694	$2.77	4.72	17,925,707

Vested and expected to vest options	4,362,199	$2.72	4.67	17,780,547

Exercisable, December 31, 2011	3,444,539	$2.03	3.84	16,073,131

Fair market value of common stock at exercise date	$2,891,380
Cost to exercise	852,222

Net value of Stock Options exercised	$2,039,158

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding As of 12/31/11	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$0.38	9,045	$0.38	0.09	9,045	$0.38
$0.77	339,195	0.77	1.50	339,195	0.77
$1.11	429,179	1.11	2.17	429,182	1.11
$1.55	405,003	1.55	3.09	405,006	1.55
$1.99	1,225,414	1.99	3.47	1,225,418	1.99
$2.43	506,458	2.43	3.99	506,458	2.43
$2.87	56,533	2.87	4.09	56,533	2.87
$3.32	1,544	3.32	4.15	1,545	3.32
$3.76	791	3.76	4.23	791	4.23
$3.83	1,116,863	3.83	8.58	471,366	3.83
$8.02	352,669	8.02	6.23	—	—

	4,442,694	$2.77	4.72	3,444,539	$2.03

The weighted-average remaining contractual life for the 4.4 million outstanding options as of December 31, 2011, is approximately 4.7 years. There are 3.4 million stock options exercisable as of December 31, 2011. The total intrinsic value of stock options exercised during 2011, 2010 and 2009 respectively were $2.0 million, $0.5 million and $0.1 million. During 2011, the Company had 0.4 million shares of stock options vest. The Company received $0.9 million, $0.1 million, and $0.01 million from stock option exercises in 2011, 2010 and 2009, respectively.

In March 2011, the Company granted 0.4 million options to employees. In 2010, 1.3 million options were granted under the 2006 Plan, of which 1.0 million was granted to employees and 0.3 million was granted to board of director’s members, and no options were granted under the 2010 Plan. No stock options were granted in 2009.

The fair market value of the options granted during 2011 was estimated based on a Black-Scholes option pricing valuation model using the following assumptions as approved by the Compensation Committee of the Company’s Board of Directors.

	For the Year Ended December 31,
	2011	2010
Average risk-free interest rate	2.3%	2.4%
Expected volatility	47.6%	33.5%
Expected life	4.8 years	6.3 years
Expected dividend yield	— %	— %

The expected volatility was calculated based upon the volatility of public companies in similar industries or financial service companies. The average risk free rate is based upon the risk free rate of the U.S. Treasury bond rate with a maturity commensurate with the expected term. The Company had no history or expectation of paying cash dividends on its common stock at the time of the March 2011 grant, and as such used a zero percent dividend yield in the Black-Scholes option pricing valuation model. For any future grants, the expectation of paying cash dividends will be reassessed and reflected if necessary as the Company paid a cash dividend in December 2011.

The Company recorded stock-based compensation expense related to options in accordance with ASC 718-10 of $0.8 million and $0.3 million in 2011 and 2010, respectively. Stock-based compensation expense associated with stock options was immaterial in 2009. The stock-based compensation expense is recorded in Employee compensation and benefits on the Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock Units and Restricted Stock Awards

The Plan provides for the issuance of RSUs that are convertible on a 1:1 basis into shares of GAIN Capital Holdings, Inc.’s common stock. GAIN Capital Holdings, Inc. maintains a restricted unit account for each grantee. Restrictions typically lapse over four years, with 25% lapsing on each anniversary date of the grant. After the restrictions lapse, the grantee shall receive payment in the form of cash, shares of GAIN Capital Holdings, Inc.’s common stock, or in a combination of the two, as determined by GAIN Capital Holdings, Inc., upon a change in control of GAIN Capital Holdings, Inc. or the employee leaving the Company. GAIN Capital Holdings, Inc. may also issue performance grants which have restrictions lapsing immediately, but delivery of the common stock deferred until a later date.

GAIN Capital Holdings, Inc. RSUs are assigned the value of the common stock at date of grant issuance, and the cost is amortized over a four year period. Under the 2006 Plan, GAIN Capital Holdings, Inc. issued 0.4 million restricted units to employees in 2009, with an additional 0.04 million issued to board of director’s members that unrestricted immediately. No restricted stock units were issued during 2010. During 2011, 0.04 million units were granted to employees working outside of the United States.

The Plan also provides for the issuance of Restricted Stock Awards, or RSAs, which represent shares of GAIN Capital Holdings, Inc.’s common stock. GAIN Capital Holdings, Inc. maintains a restricted stock award account for each grantee. Restrictions typically lapse over four years, with 25% lapsing on each anniversary date of the grant. After the restrictions lapse, or upon a change in control of GAIN Capital Holdings, Inc. the grantee shall receive payment in the form of cash, shares of GAIN Capital Holdings, Inc.’s common stock, or in a combination of the two, as determined by GAIN Capital Holdings, Inc., GAIN Capital Holdings, Inc. may also issue performance grants which have immediate vesting.

The Company recorded $3.2 million, $5.1 million and $5.6 million in stock-based compensation expense related to restricted stock for the year ended December 31, 2011, 2010 and 2009, respectively.

A summary of the status of the Company’s nonvested shares of restricted stock units and restricted stock awards as of December 31, 2011 and changes during the year ended December 31, 2011, is presented below:

Non-Vested Shares	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSAs	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	574,434	$12.62	—	$—
Granted	42,000	6.48	373,344	7.27
Vested	(282,346)	12.91	(32,752)	7.63
Forfeited	(78,893)	13.10	(23,500)	7.00

Non-vested at December 31, 2011	255,195	$11.12	317,092	$7.25

As of December 31, 2011 there was $3.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2010 Plan. The cost is expected to be recognized over a weighted-average period of approximately two years. The fair market value on the grant date for RSUs and RSAs vested during the years ended December 31, 2011, 2010 and 2009 was $3.9 million, $4.7 million and $5.2 million, respectively. The total intrinsic value of the RSUs and RSAs that unrestricted during the year ended December 31, 2011 was $2.3 million at the date they became unrestricted. RSUs and RSAs that were vested and outstanding as of December 31, 2011 had a value at grant date of $14.9 million. The Company granted RSAs and RSUs during the year ended December 31, 2011 which had a value of $3.0 million at grant date. The fair market value of RSUs at the date of grant during the year ended December 31, 2009 was $3.6 million. The Company did not grant any RSAs or RSUs during the year ended December 31, 2010.

Employee Stock Purchase Plan

The 2011 Employee Stock Purchase Plan, or the ESPP, was adopted by the Company’s board of directors on November 22, 2010. The ESPP became effective on January 1, 2011. The ESPP permits eligible employees to purchase shares of the Company’s common stock, at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the interim purchase date, through after-tax payroll deductions. Shares reserved for issuance under the plan is initially 500,000. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. For the year ended December 31, 2011, 0.03 million shares were issued under the plan; an additional 0.02 million shares were issued on January 3, 2012 for the purchase interval from July 1, 2011 through December 31, 2011.

14.    Income Taxes

The following table presents the U.S. and non-U.S. components of income from continuing operations before income tax expense for the years ended December 31, 2011, 2010, and 2009 (amounts in thousands):

	December 31
	2011	2010	2009
U.S.	$9,766	$47,818	$39,127
Non-U.S.	13,478	9,634	1,102

	$23,244	$57,452	$40,229

The provision for income tax expense/(benefit) consisted of (amounts in thousands):

	For the Fiscal Year Ended December 31,
	2011	2010	2009
Current
Federal	$4,803	$13,881	$12,144
State	1,453	2,526	1,207
Non U.S.	3,397	4,829	992

	9,653	21,236	14,343

Deferred
Federal	(1,953)	114	(1,482)
State	(338)	100	(305)
Non U.S.	184	(1,513)	(377)
Valuation allowance	—	72	377

	(2,107)	(1,227)	(1,787)

Total income tax expense	$7,546	$20,009	$12,556

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Consolidated Balance Sheets. Significant components of the Company’s deferred tax assets and liabilities were as follows (amounts in thousands):

	December 31,
	2011	2010
Deferred tax assets
Net foreign operating losses	$1,988	$2,173
Stock-based compensation expense	6,834	6,921
Intangibles	3,129	439
Other	452	452

Total deferred tax assets	12,403	9,985
Valuation allowance	(733)	(733)

Total deferred tax assets after valuation allowance	$11,670	$9,252

Deferred tax liabilities
Unrealized trading differences	$(4,186)	$(4,465)
Unrealized Foreign Currency	(207)	—
Basis difference in property and equipment	(2,280)	(1,430)
State taxes	(160)	(80)
Other	(366)	(158)

Total deferred tax liabilities	$(7,199)	$(6,133)

Net deferred tax assets	$4,471	$3,119

The following table reconciles the provision to the U.S. federal statutory income tax rate:

	2011	2010	2009
Federal income tax at statutory rate	35.00%	35.00%	35.00%
Increase/(decrease) in taxes resulting from:
State income tax	3.06%	2.97%	0.08%
Embedded derivative	—%	(2.86)%	(1.47)%
Foreign rate differential	(4.24)%	(0.89)%	(0.61)%
Meals & entertainment	0.40%	0.16%	0.17%
R&D credit	(0.70)%	(0.81)%	(1.09)%
Other permanent differences	(1.06)%	1.25%	(0.87)%

Effective Tax Rate	32.46%	34.82%	31.21%

The Company has $7.5 million in foreign net operating loss (“NOL”) carry forwards as of December 31, 2011, for which the Company has established full valuation allowance against $3.2 million. These NOLs begin to expire in 2013.

At December 31, 2011, undistributed earnings of our foreign subsidiaries indefinitely invested outside the United States amounted to approximately $24 million. No provision has been made for foreign taxes associated with the cumulative undistributed earnings of foreign subsidiaries, as these earnings are expected to be reinvested in working capital and other business needs. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to income taxes, subject to an adjustment for the participation exemption and foreign tax credits.

The Company has recorded a liability of $0.2 million related to uncertain tax positions at December 31, 2011 in accordance with ASC 740-10, Income Taxes.

The following table summarizes the activity to the gross unrecognized Tax benefits from uncertain tax positions (amounts in thousands):

	December 31
	2011	2010	2009

Beginning balance as of January 1	$126	$126	$—
Increases based on tax positions related to the current period	40	—	44
Increases based on tax positions related to prior periods	56	—	82
Decrease related to a lapse of applicable statute of limitations	(32)	—	—

Ending balance as of December 31	$190	$126	$126

The Company’s open tax years for its federal returns range from 2008 through 2010 and from 2007 through 2010 for its major state jurisdictions.

Included in the total unrecognized tax benefits at December 31, 2011, 2010, and 2009 is $0.2 million, $0.1 million, and $0.1 million, respectively, that if recognized would favorably affect the effective tax rate. It is reasonably possible that the amount of liability for unrecognized tax benefits could change during the next 12 months. An estimate of the range of the possible change cannot be made until issues are further developed or examinations closed.

15.    Commitments and Contingencies

Leases — The Company leases office space under non-cancelable operating lease agreements that expire on various dates through 2025. Future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases, are as follows (amounts in thousands):

Years Ended December 31:
2012	$2,396
2013	1,984
2014	1,518
2015	1,230
2016	1,181
2017 and beyond	10,756

$19,065

Rent expense was $2.5 million, $2.4 million, and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Litigation — On March 31, 2011, Shari Streit Jansen, as Chapter 7 Trustee for the bankruptcy estate of Beau Diamond, brought an adversary proceeding against the Company, as well as several other forex trading firms, in the U.S. Bankruptcy Court in the Middle District of Florida. The complaint seeks to recover certain funds transferred to the Company by Mr. Diamond through an entity for which he acted as managing member, Diamond Ventures, LLC, under federal and state fraudulent transfer laws. On June 16, 2011, the Company moved to dismiss the complaint. The parties agreed to mediate their dispute before the Trustee responded to the motion to dismiss and participated in a mediation on September 14, 2011, which resulted in an agreement in principal for settlement of the matter for a sum that is not material to the Company’s financial condition. The settlement agreement must be approved by the U.S. Bankruptcy Court.

The Company has no material litigation pending as of December 31, 2011.

16.    Retirement Plans

The Company sponsors a “Safe Harbor” 401(k) retirement plan which was put into effect as of January 1, 2011. The plan provides for a 100% match by GAIN on the first 3% of the employee’s salary contributed to the plan and 50% on the next 2% with immediate vesting on all employer contributions. Substantially all of the Company’s employees are eligible to participate in the plan.

Prior to 2011, the Company sponsored 401(k) retirement plan, of which under the provisions of the plan, the Company was obligated to match 25% of the employee’s contribution to the plan up to 15% of the employee’s compensation for each payroll period. The Company was also obligated to match 50% for employees with three years or more of service.

The expense recorded to employee compensation and benefits on the Consolidated Statements of Operations and Comprehensive Income by the Company for its employees’ participation in the respective plans during the years ended December 31, 2011, 2010 and 2009 was $0.7 million, $0.5 million, and $0.5 million, respectively.

17.    Earnings per Common Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock are exercised, vested or converted into common stock unless they are anti-dilutive. Diluted weighted average common shares includes preferred stock, warrants, vested and unvested stock options and unvested restricted stock units. Approximately 0.4 million stock options were excluded from the calculation of diluted earnings per share for 2011 as they were anti-dilutive. No stock options or restricted stock units were excluded from the calculation of diluted earnings per share for the years ended December 31, 2010 and 2009.

On November 23, 2010, the Company’s board of directors approved a 2.29-for-1 stock split of the Company’s common stock effective immediately prior to the completion of the IPO as well as the settlement of the primary share offering which was allocated to all common shareholders on a pro-rata basis resulting in an effective stock split of 2.26-for-1. Immediately subsequent to the Company’s IPO, certain shareholders were subject to satisfy indemnification obligations related to past preferred stock issuances and subsequent sales. All references to common shares, preferred shares, additional paid-in capital, retained earnings, share and per share data for prior periods have been retroactively restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the Years Ended December 31,
	2011	2010(1)	2009
Net income applicable to GAIN Capital Holdings, Inc. common shareholders	$15,698	$37,845	$27,994

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	34,286,840	4,392,798	2,956,377

Effect of dilutive securities:
Preferred stock series A	—	1,645,213	1,725,584
Preferred stock series B	—	5,405,287	5,669,339
Preferred stock series C	—	2,835,920	2,974,455
Preferred stock series D	—	7,017,038	7,359,825
Preferred stock series E	—	9,561,484	10,028,567
Warrants	160,529	3,075,314	3,127,200
Stock options	2,732,302	2,544,927	2,859,884
RSUs/RSAs	1,802,121	1,264,921	580,838

Diluted weighted average common shares outstanding	38,981,792	37,742,902	37,282,069

Earnings per common share

Basic	$0.46	$8.62	$9.47

Diluted	$0.40	$1.00	$0.75

(1)	The preferred stock dilutive securities were converted to common stock in connection with the Company’s initial public offering in December 2010. The dilutive preferred stock represents the weighted average outstanding preferred stock for the year ended December 31, 2010.

18.    Regulatory Requirements

Group, LLC, a FCM and RFED, subsidiary, is subject to the CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these rules, Group, LLC is required to maintain adjusted net capital of $20.0 million plus 5.0% of the total payables to customers over $10.0 million. Group, LLC was compliant with CFTC and NFA regulations and required capital levels at December 31, 2011. The below table summarizes the Company’s excess net capital for the respective years, (amounts in thousands).

	For the Years Ended December 31,
	2011	2010	2009
GAIN Capital Group, LLC
Net capital	$69,726	$80,429	$102,577
Adjusted net capital	$35,701	$76,293	$90,425
Excess adjusted net capital	$11,071	$49,885	$64,424

GGMI, the Company’s Cayman Island subsidiary, is a registered securities arranger with the Cayman Islands Monetary Authority. GGMI is required to maintain a capital level that is the greater of (i) one quarter of relevant annual expenditure or (ii) $0.1 million. GGMI was compliant with CIMA regulations and required capital levels at December 31, 2011.

GCSI is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended. GCSI is a member of FINRA, the Municipal Securities Rulemaking Board (“MSRB”), and the Securities Investor

Protection Corporation (“SIPC”). Pursuant to the SEC’s Uniform Net Capital Rule 15c3-1, GCSI is required to maintain a minimum net capital balance (as defined) of $0.05 million. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. GCSI was compliant with applicable regulations and required capital levels at December 31, 2011.

GCUK is registered in the UK and regulated by the Financial Services Authority (“FSA”) as a full scope €730k BIPRU Investment Firm. GCUK is required to maintain the greater of $1.1 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. The regulatory capital held is required to be in excess of 110% of its requirements at all times. GCUK was compliant with FSA regulations and required capital levels at December 31, 2011.

GC Japan is a registered Type I financial instruments business firm regulated by the Japan FSA in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 120%, which is derived by dividing Net Capital by the sum of GC Japan’s market risk, counterparty credit risk and operational risk. GC Japan was compliant with applicable regulations and required capital levels at December 31, 2011.

GCAU holds an Australian Financial Services License issued by the Australian Securities & Investments Commission (“ASIC”). GCAU is required to maintain a minimum capital requirement of $0.05 million (0.05 million AUD) plus 5% of adjusted liabilities between $0.97 million (1 million AUD) and $97.8 million (100 million AUD). GCAU was compliant with applicable regulations and required capital levels at December 31, 2011.

GCHK is licensed by the SFC to carry out Type 3 Regulated Activity, Leveraged Foreign Exchange Trading. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of the higher of $1.925 million or the sum of 1.5% of its aggregate gross foreign currency position and 5% of its adjusted liabilities and clients’ margin calculated in accordance with the Securities and Futures (Financial Resources) Rules (Cap.571N). GCHK was compliant with SFC regulations and required capital levels at December 31, 2011.

Gain Capital-Forex.com Canada Ltd (GCC), has applied for registration as an investment dealer with the Investment Industry Regulatory Organization of Canada (IIROC). GCC is required to maintain a minimum capital requirement of $0.25 million (0.25 million CAD) and applicable margin and securities concentration charges. GCC was compliant with regulations and required capital levels at December 31, 2011.

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

For fiscal years ended December 31, 2011, 2010 and 2009, no single customer accounted for more than 10% of the Company’s trading revenue. The Company does not allocate revenues by geographic regions since the Company selectively hedges customer trades on an aggregate basis and does not have a method to systematically attribute trading volume from a geographic region to associated trading revenue from a particular geographic region.

20.    Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for 2011 and 2010 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2011
Net revenue	$40,382	$55,590	$53,927	$31,566
Income before income tax expense	$2,236	$16,002	$11,783	$(6,777)
Net income/(loss)	$1,403	$10,013	$7,618	$(3,336)
Basic net income/(loss) per share(1)	$0.04	$0.29	$0.22	$(0.10)
Diluted net income/(loss) per share(1)	$0.04	$0.26	$0.20	$(0.10)

For the Year Ended December 31, 2010
Net revenue	$41,969	$54,707	$51,472	$40,950
Income before income tax expense	$69,650	$21,184	$(91,975)	$58,593
Net income /(loss)	$65,560	$13,795	$(98,688)	$56,776
Net income/(loss) applicable to non-controlling interest	$(402)	$—	$—	$—
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$65,962	$13,795	$(98,688)	$56,776
Basic net income/(loss) per share(1)	$22.22	$4.62	$(32.38)	$6.62
Diluted net income/(loss) per share(1)	$1.80	$0.37	$(2.53)	$1.44

(1)	On November 23, 2010, the Company’s board of directors approved a 2.29-for-1 stock split of the Company’s common stock effective immediately prior to the completion of the IPO as well as the settlement of the primary share offering which was allocated to all common shareholders on a pro-rata basis resulting in an effective stock split of 2.26-for-1. Immediately subsequent to the Company’s IPO, certain shareholders were subject to satisfy indemnification obligations related to past preferred stock issuances and subsequent sales. All references to common shares, preferred shares, additional paid-in capital, retained earnings, share and per share data for prior periods have been retroactively restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

21.    Subsequent Events

On February 28, 2012, the Company announced a cash dividend of $0.05 per share payable on March 22, 2012 to shareholders of record on March 13, 2012. The dividend payable as of the record date is $1.7 million.

On March 1, 2012, the Company granted 0.6 million RSUs with a grant date fair value of $3.1 million and 0.3 million options with a fair value of $0.7 million to employees and members of the Company’s board of directors.

The Company has evaluated its subsequent events through the filing date of this Form 10-K Report.

******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Gain Capital Holdings, Inc.

Bedminster, New Jersey

We have audited the consolidated financial statements of Gain Capital Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Company’s internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated March 15, 2012; such reports are included in your 2011 Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in the accompanying index at Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York

March 15, 2012

GAIN CAPITAL HOLDINGS, INC.

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2011	2010
ASSETS:
Cash and cash equivalents	$1,019	$315
Investments in subsidiaries, equity basis	146,342	158,464
Receivables from affiliates	16,041	6,414
Current tax receivable	6,762	1,826
Other assets	3,632	3,386

Total assets	$173,796	$170,405

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Accrued expenses and other liabilities	$1,091	$2,181
Notes payable	7,875	18,375

Total liabilities	8,966	20,556

Shareholders’ Equity
Common Stock; ($0.00001 par value; 60 million shares authorized and 35,132,365 and 34,282,244 shares issued and outstanding as of December 31, 2011 and 31,174,651 shares issued and outstanding as of December 31, 2010)	—	—
Accumulated other comprehensive income	316	428
Additional paid-in capital	79,551	73,381
Treasury stock, at cost (850,121 shares at December 31, 2011 and zero shares at December 31, 2010)	(5,017)	—
Retained earnings	89,980	76,040

Total Shareholders’ Equity	164,830	149,849

Total	$173,796	$170,405

See Notes to Condensed Financial Statements

GAIN CAPITAL HOLDINGS, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share data)

	For the Fiscal Year Ended December 31,
	2011	2010	2009
REVENUE:
Undistributed earnings of subsidiaries	$24,206	$51,030	$39,673
EXPENSES:
Employee compensation and benefits	779	373	525
Bank fees	152	7	10
Professional fees	2,816	598	897
Change in fair value of convertible, redeemable preferred stock embedded derivative	—	(4,691)	(1,687)
Other	611	277	381

Total	4,358	(3,436)	126

INCOME BEFORE INCOME TAX EXPENSE	19,848	54,466	39,547
Income tax expense	4,150	16,621	11,553

NET INCOME	$15,698	$37,845	$27,994

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(112)	(186)	16

NET COMPREHENSIVE INCOME	$15,586	$37,659	$28,010

Net income applicable to GAIN Capital Holdings, Inc. common shareholders	$15,698	$37,845	$27,994

See Notes to Condensed Financial Statements

GAIN CAPITAL HOLDINGS, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,698	$37,659	$28,010
Adjustments to reconcile net income to cash provided by operating activities
Equity in income of subsidiaries	24,426	(52,133)	(41,340)
Loss on foreign currency exchange rates	(285)	3	203
Deferred taxes	(2,291)	214	(1,787)
Amortization of deferred finance costs	87	87	87
Stock compensation expense	491	198	282
Tax benefit from employee stock option exercises	—	—	—
Change in fair value of preferred stock embedded derivative	—	(4,691)	(1,687)
Changes in operating assets and liabilities:
Receivables from affiliates	(6,100)	1,856	3,737
Other assets	1,811	(736)	(160)
Current tax receivable	(4,936)	2,792	(4,618)
Accrued expenses and other liabilities	(913)	709	(527)
Income tax payable	—	—	(10,538)

Cash used for operating activities	27,988	(14,042)	(28,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment and funding of subsidiaries	(12,304)	22,727	39,362
Purchase of cost method investment	(500)	—	—

Cash provided by/ (used for) investing activities	(12,804)	22,727	39,362

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred initial public offering costs	—	1,732	(1,296)
Proceeds from initial public offering of common stock, net of underwriting discount and other direct costs of $3.8 million	—	208	—
Payment on notes payable	(10,500)	(10,500)	(10,500)
Proceeds from exercise of stock options	853	107	8
Proceeds from exercise of warrants	1,270	—	—
Proceeds from ESPP Purchase	165	—	—
Repurchase of common shares	(5,017)	—	—
Tax benefit from employee stock option exercises	421	—	—
Dividends paid	(1,758)	—	—

Cash used for financing activities	(14,566)	(8,453)	(11,788)

Effect of exchange rate changes on cash and cash equivalents	86	—	(58)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	704	232	(822)
CASH AND CASH EQUIVALENTS — Beginning of year	315	83	905

CASH AND CASH EQUIVALENTS — End of year	$1,019	$315	$83

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$460	$1,068	$1,622

Taxes	$10,714	$13,759	$28,200

Non-cash investing activities:
Accrual to acquire additional shares of GAIN Capital Japan Co Ltd	$—	$—	$350

Non-cash financing activities:
Accrued initial public offering costs	$—	$1,305	$436

Series E indemnification	$—	$835	$—

Settlement of Preferred Stock embedded derivative	$—	$76,407	$—

Settlement of Convertible, Redeemable preferred stock	$—	$169,390	$—

See Notes to Condensed Financial Statements

SCHEDULE I —

GAIN CAPITAL HOLDINGS, INC.

(PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation

Basis of Financial Information — The accompanying financial statements of GAIN Capital Holdings, Inc. (“Parent Company”), including the notes thereto, should be read in conjunction with the consolidated financial statements of GAIN Capital Holdings, Inc. and Subsidiaries (the “Company”) and the notes thereto found on pages F-8 to F-33.

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

4.    Shareholders’ Equity

For a discussion of the shareholders’ equity, see Note 11 to the Company’s consolidated financial statements.

5.    Transactions with Subsidiaries

The Parent Company has transactions with its subsidiaries determined on an agreed upon basis. Cash dividends from its subsidiaries totaled $38.4 million, $42.3 million and $54.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

6.    Income Taxes

ASC 740-10-65, Income Taxes, provides measurement and recognition guidance related to accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions. ASC 740-10-65 also requires extensive disclosures about uncertainties in the income tax positions taken.

The Parent Company’s open tax years for its federal returns range from 2008 through 2010 and from 2007 through 2010 for its major state jurisdictions.

The Parent Company classifies interest expense and potential penalties related to unrecognized tax benefits as a component of income tax expense.

7.    Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 15 to the Company’s consolidated financial statements.