Form 10-Q
period 2012-03-31
GAIN Capital Holdings, Inc.
filed 2012-05-10
CIK 1444363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 4, 2012, the registrant had 34,942,807 shares of common stock, $0.00001 par value per share, outstanding.

GAIN Capital Holdings, Inc.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I- FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011	3
	Condensed Consolidated Statements of Operations and Comprehensive Income /(loss) for the three months ended March 31, 2012 and 2011	4
	Condensed Consolidated Statement of Changes in Equity	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011	6

	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	33

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6.	Exhibits	35

SIGNATURES		37

EXHIBIT INDEX
EX-10.1	Executive Employment Agreement, dated April 14, 2012, by and between GAIN Capital Holdings, Inc. and Glenn Stevens
EX-10.2	Executive Employment Agreement, dated April 13, 2012, by and between GAIN Capital Holdings, Inc. and Timothy O’Sullivan
EX-10.3	Executive Employment Agreement, dated April 13, 2012, by and between GAIN Capital Holdings, Inc. and Jeffrey A. Scott
EX-10.4	Executive Employment Agreement, dated April 13, 2012, by and between GAIN Capital Holdings, Inc. and Diego A. Rotsztain
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

PART I- FINANCIAL INFORMATION

GAIN CAPITAL HOLDINGS, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

(in thousands, except share data)

	xxxxxxxxxxxxx	xxxxxxxxxxxxx
	As of March 31,	As of December 31,
	2012	2011
ASSETS:
Cash and cash equivalents	$351,362	$370,668
Short term investments	82	82
Receivables from brokers	103,117	85,401
Property and equipment, net	8,175	7,531
Prepaid assets	9,967	9,899
Goodwill	3,092	3,092
Intangible assets, net	8,632	10,771
Other assets, net	20,614	18,137

Total assets	$505,041	$505,581

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Payables to brokers, dealers, FCMs and other regulated entities	$16,487	$17,305
Payables to customers	309,423	293,142
Accrued compensation and benefits	1,077	4,966
Accrued expenses and other liabilities	12,435	14,885
Income tax payable	1,459	2,578
Notes payable	—	7,875

Total liabilities	340,881	340,751

Shareholders’ equity
Common stock ($0.00001 par value; 60 million shares authorized; 35,729,775 and 35,132,365 shares issued; 34,872,438 and 34,282,244 shares outstanding as of March 31, 2012 and December 31, 2011	—	—
Accumulated other comprehensive income	811	316
Additional paid-in capital	81,411	79,551
Treasury stock, at cost (857,337 shares at March 31, 2012 and 850,121 December 31, 2011, respectively)	(5,053)	(5,017)
Retained earnings	86,991	89,980

Total shareholders’ equity	164,160	164,830

Total liabilities and shareholders’ equity	$505,041	$505,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss)

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
REVENUE:
Retail trading revenue	$29,434	$39,828
Institutional trading revenue	3,750	1,044
Other revenue	125	(117)

Total non-interest revenue	33,309	40,755
Interest revenue	88	102
Interest expense	(151)	(475)

Total net interest revenue (expense)	(63)	(373)

Net revenue	33,246	40,382

EXPENSES:
Employee compensation and benefits	10,313	11,144
Selling and marketing	7,127	10,212
Trading expenses and commissions	8,733	7,186
Bank fees	792	986
Depreciation and amortization	1,053	932
Purchased intangible amortization	1,932	1,697
Communications and data processing	698	660
Occupancy and equipment	1,172	1,194
Bad debt provision	27	489
Professional fees	816	829
Product development, software and maintenance	1,117	850
Other	1,325	1,967

Total	35,105	38,146

INCOME / (LOSS) BEFORE INCOME TAX EXPENSE	(1,859)	2,236
Income tax expense / (benefit)	(612)	833

NET INCOME / (LOSS)	(1,247)	1,403

Other comprehensive income /(loss), net of tax:
Foreign currency translation adjustment	495	523

NET COMPREHENSIVE INCOME / (LOSS)	(752)	1,926

Net income / (loss)	$(1,247)	$1,403

Earnings / (loss) per common share:
Basic	$(0.04)	$0.04

Diluted	$(0.04)	$0.04

Weighted average common shares outstanding used in computing earnings per common share:
Basic	34,480,705	33,797,165

Diluted	34,480,705	38,888,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Treasury	Additional Paid in	Accumulated Retained	Accumulated Other Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income	Total
BALANCE — December 31, 2011	34,282,244	$—	$(5,017)	$79,551	$89,980	$316	$164,830
Exercise of options	523,533	—	—	830	—	—	830
Conversion of restricted stock into common stock	57,013	—	—	—	—	—	—
Shares issued under employee stock purchase plan	16,864	—	—	97	—	—	97
Repurchase of shares	(7,216)	—	(36)	—	—	—	(36)
Stock compensation expense	—	—	—	893	—	—	893
Foreign currency translation adjustment	—	—	—	—	—	495	495
Tax benefit of stock options exercises	—	—	—	40	—	—	40
Dividend payment ($0.05 dividend per share)	—	—	—	—	(1,742)	—	(1,742)
Net income	—	—	—	—	(1,247)	—	(1,247)

BALANCE — March 31, 2012	34,872,438	$—	$(5,053)	$81,411	$(86,991)	$811	$164,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$(1,247)	$1,403
Adjustments to reconcile net income to cash provided by operating activities
Loss on foreign currency exchange rates	720	585
Depreciation and amortization	3,175	2,629
Change in fair value of contingent liability	(190)	6
Deferred taxes	(2,166)	(876)
Amortization of deferred financing costs	50	22
Bad debt provision	27	489
Loss on disposal of fixed assets	33	3
Stock compensation expense	893	944
Changes in operating assets and liabilities:
Trading securities	—	20,060
Receivables from brokers	(15,451)	10,458
Prepaid assets	(59)	(649)
Other assets	(621)	2,178
Payables to customers	17,270	19,106
Accrued compensation and benefits	(3,889)	(3,784)
Payables to brokers, dealers, FCMs and other regulated entities	(818)	6,993
Accrued expenses and other liabilities	(1,959)	898
Income tax payable	(1,120)	(2,122)

Cash (used) provided by operating activities	(5,352)	58,343

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,422)	(898)

Cash used for investing activities	(1,422)	(898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contingent liability payments	(1,026)	(399)
Payment on notes payable	(7,875)	(2,625)
Proceeds from exercise of stock options	830	90
Proceeds from exercise of warrants	—	1,270
Proceeds from employee stock purchase plan	97	—
Purchase of treasury stock	(36)	—
Tax benefit from employee stock option exercises	102	—
Dividend payment	(1,742)	—

Cash used for financing activities	(9,650)	(1,664)

Effect of exchange rate changes on cash and cash equivalents	(2,882)	(2,597)

(DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(19,306)	53,184
CASH AND CASH EQUIVALENTS — Beginning of period	370,668	284,210

CASH AND CASH EQUIVALENTS — End of period	$351,362	$337,394

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$187	$442
Taxes	$—	$295

Non-cash investing activities:
Purchase of fixed assets in accrued expense and other liabilities	$308	$54

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

GAIN Capital Holdings, Inc., together with its subsidiaries (the “Company”) is a Delaware corporation formed and incorporated on March 24, 2006. GAIN Holdings, LLC is a wholly-owned subsidiary of GAIN Capital Holdings, Inc., and owns all outstanding membership units in GAIN Capital Group, LLC (“Group, LLC”), the operating company.

GAIN Capital Group, Inc., a Delaware corporation, was formed and incorporated on August 1, 2003. On March 27, 2006, GAIN Capital Group, Inc. converted to a Delaware limited liability company known as GAIN Capital Group, LLC.

Group, LLC is a retail foreign exchange dealer, or RFED, and a registered Futures Commission Merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”). As such, it is subject to the regulations of the CFTC, an agency of the U.S. Government, and the rules of the National Futures Association (“NFA”), an industry self-regulatory organization.

The following list includes each of the Company’s significant regulated U.S. and international subsidiaries:

GAIN Capital Group, LLC.

GAIN Capital-Forex.com U.K., Ltd.

Forex.com Japan Co., Ltd.

GAIN Capital Forex.com Australia Pty. Ltd.

During 2011, the Company incorporated the following entities:

GAIN Capital Holdings International, BV

GAIN Capital Holdings International Finance Company, BV

GAIN Capital GTX International, BV

GAIN Capital-Forex.com International, BV

GAIN GTX Singapore Pte. Ltd.

GAIN Capital-Forex.com Canada, Ltd.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, all of which are normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the SEC for interim financial statements, and, in accordance with Securities and Exchange Commission, or SEC, rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012 (the “2011 Form 10-K”). There have been no changes in the significant accounting policies from those included in the 2011 Form 10-K. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after the elimination of inter-company transactions and balances.

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

Previously the Company presented certain revenue related to our institutional business in “Other revenue” on the Consolidated Statement of Operations and Comprehensive Income and Condensed Consolidated Statement of Operations and Comprehensive Income / (Loss). However, due to the expanding of the business, the Company has presented these amounts within “Institutional trading revenue” in the Condensed Consolidated Statement of Operations and Comprehensive Income / (Loss) presented herein. The change in presentation had no effect on the total revenue.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the adoption of ASU 2011-11 to have a material impact on the Company’s condensed consolidated financial statements.

On January 1, 2012, the Company adopted ASU 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This new standard amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The adoption of ASU 2011-04 did not have a material impact on the Company’s condensed consolidated financial statements.

3. ADDITIONAL FINANCIAL INFORMATION:

Fair Value Measurement

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis during the period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$14,073	$—	$—	$14,073
Certificates of deposit	$82	$—	$—	$82
Futures contracts	$40	$—	$—	$40
Investment in gold	$167	$—	$—	$167
Liabilities:
Contingent liabilities	$—	$—	$3,414	$3,414

	Fair Value Measurements on a Recurring Basis as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$14,201	$—	$—	$14,201
Certificates of deposit	$82	$—	$—	$82
Futures contracts	$42	$—	$—	$42
Investment in gold	$156	$—	$—	$156
Liabilities:
Contingent liabilities	$—	$—	$4,479	$4,479

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period. There were no transfers between levels for the three months ended March 31, 2012 and for the year ended December 31, 2011.

Level 1 Financial Assets

The Company has money market accounts, certificates of deposit, futures contracts and an investment in gold that are Level 1 financial instruments that are recorded based upon listed or quoted market rates. The money market accounts are recorded in Cash and cash equivalents, the certificates of deposit are recorded in Short term investments and the futures contracts and investment in gold are recorded in Receivables from brokers.

Level 3 Financial Assets

The Company has contingent liabilities associated with future payments to be made to Deutsche Bank AG in association with acquisition of the customer account balances and effective customer agreements of their “dbFX” retail foreign exchange business and Capital Market Services, LLC (“CMS”) based upon certain volume and revenue criteria being met by customers for an eighteen-month period following the CMS acquisition and a two-year period following the dbFX acquisition. The Company measures the fair value of the future payments to dbFX and CMS based upon the income approach using projected cash flows. A 4% discount rate is used in calculating the fair value of the contingent liabilities. See Intangible Assets below for further information.

The table below provides a reconciliation of the fair value of the contingent liabilities, measured on a recurring basis, which the Company has designated as Level 3 financial liabilities (amounts in thousands):

Beginning January 1, 2012	$4,479
Payments	(1,078)
Foreign exchange gain	203
Change in fair value of contingent liabilities	(190)

Balance at March 31, 2012	$3,414

The change in contingent liabilities is recorded in Purchased intangible amortization on the Condensed Consolidated Statements of Operations and Comprehensive Income /(loss).

Financial Instruments Not Measured at Fair Value

The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the condensed consolidated statements of financial condition.

The carrying value of cash and cash equivalents and receivables from brokers approximate fair value because of the relatively short period of time between their origination and expected maturity.

The carrying value of payables to brokers, dealers, FCMs, and other regulated entities include amounts deposited by these financial institutions in order for the Company to act as clearing broker. The carrying value of payables to customers include amounts due on cash and margin transactions. The carrying value of payables to brokers, dealers, FCMs, other regulated entities, and customers are based on observable market prices and approximate fair value.

	At March 31, 2012		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$337,289	$337,289	$337,289	$—	$—
Receivables from brokers	102,910	102,910	102,910	—	—

Financial Liabilities:
Payables:
Payables to brokers, dealers, FCMs and other regulated entities	$16,487	$16,487	$—	$16,487	$—
Payables to customers	309,423	309,423	—	309,423	—

Receivables from Brokers

Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	March 31, 2012	December 31, 2011
Required collateral	$25,881	$26,411
Cash in excess of required collateral	77,302	58,791
Open spot foreign exchange positions	(66)	199

	$103,117	$85,401

The Company has posted funds with brokers as collateral as required by agreements for holding spot foreign exchange positions. In addition, the Company has cash in excess of required collateral, which includes the value of futures contracts of $0.04 million recorded based upon listed or quoted market rates that approximate fair value at March 31, 2012. Open foreign exchange positions include the unrealized gains or losses due to the differences in exchange rates between the dates at which a trade was initiated versus the exchange rates in effect at the date of the condensed consolidated financial statements. These amounts are reflected as Receivables from brokers on the Condensed Consolidated Balance Sheet.

Property and Equipment

Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	March 31, 2012	December 31, 2011
Software	$14,297	$12,998
Computer equipment	4,892	4,897
Leasehold improvements	1,859	1,760
Telephone equipment	726	707
Office equipment	854	625
Furniture and fixtures	237	224
Web site development costs	654	655

	23,519	21,866
Less: Accumulated depreciation and amortization	(15,344)	(14,335)

Property and equipment, net	$8,175	$7,531

Depreciation and amortization expense for property and equipment was $1.1 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively.

Intangible Assets

The Company’s intangible assets consisted of the following as of (amounts in thousands):

	March 31, 2012		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer list	$17,776	$(10,553)	$17,776	$(8,646)
Non-compete agreement	1,859	(813)	1,859	(581)
URLs purchased	333	—	333	—
Other intangibles	30	—	30	—

	$19,998	$(11,366)	$19,998	$(9,227)

In 2003, the Company acquired the Forex.com domain name for $0.2 million, and in 2004, the foreignexchange.com domain name was purchased for $0.1 million. Based on the fact that the rights to use these domain names requires the payment of a nominal annual renewal fee, management determined that there was no legal or regulatory limitations on the useful life and furthermore that there is currently no technological limitation to their useful lives. These indefinite-lived assets are not amortized. In accordance with ASC 350-10, the Company tests indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter and on an interim basis when conditions indicate impairment has occurred.

In August 2010, the Company acquired the account balances and effective customer agreements, customer list and marketing list from MG Financial, LLC (“MG”) for $0.5 million. The total retail forex customer assets acquired from MG were $3.1 million. The customer and marketing lists are intangible assets and were being amortized over their useful lives of one year and were fully amortized in 2011.

In October 2010, the Company acquired the customer account balances and effective customer agreements from CMS for a total of $8.0 million. The Company determined that the fair value of the assets acquired was $9.4 million, which includes the payments made to acquire the assets and approximately $1.4 million of future payments at fair value to be made to CMS based upon revenues generated from the CMS customers over an eighteen-month period following the closing of the acquisition. The future payments are considered a contingent liability and the Company marks to market the liability on a quarterly basis. The purchase price was allocated to the customer list and is being amortized over its useful life of eighteen months and will be fully amortized in April 2012. As of March 31, 2012, the fair value of the contingent liability was determined to be $0.01 million.

In April 2011, the Company acquired customer account balances and effective customer agreements from Deutsche Bank AG, relating to Deutsche Bank’s “dbFX” business, for an upfront payment and additional contractual future payments to be made to Deutsche Bank based upon volume generated from the acquired customers over a two-year period following the closing of the acquisition. The Company also acquired a marketing list from Deutsche Bank and agreed to make certain payments to Deutsche Bank if new customers are obtained from such list over the same two-year period. The future payments are considered a contingent liability and the Company marks to market the liability on a quarterly basis. The fair value of the assets acquired was $9.7 million and approximately $7.8 million was allocated to the customer list and $1.9 million was allocated to a non-compete agreement. The portion allocated to the customer list is being amortized over its useful life of six years. The portion allocated to the non-compete agreement, an intangible asset, is being amortized over its useful life of two years. As of March 31, 2012, the fair value of the contingent liability was determined to be $3.4 million.

Amortization expense for the purchased intangibles for the three months ended March 31, 2012 and 2011 was $1.9 million and $1.7 million, respectively. The Company’s estimated amortization expense for each of the five fiscal years ending subsequent to March 31, 2012 is as follows (amounts in thousands):

Years ended December 31:
2012	$2,203
2013	1,656
2014	1,307
2015	1,307
2016	1,307
Thereafter	490

Total	$8,270

Goodwill

Goodwill consisted of the following as of (amounts in thousands):

	March 31, 2012	December 31, 2011
GC Japan	$1,278	$1,278
GCAM, LLC	1,078	1,078
GCSI	533	533
GCUK	203	203

	$3,092	$3,092

Other Assets

Other assets consisted of the following as of (amounts in thousands):

	March 31, 2012	December 31, 2011
Vendor and security deposits	$3,696	$3,774
Current tax receivable	6,762	6,762
Deferred tax assets	6,520	4,471
Investment in Kapitall, Inc.	500	500
Miscellaneous receivables	3,136	2,630

	$20,614	$18,137

4. RELATED PARTY TRANSACTIONS

Management has personal funds on deposit in customer accounts of Group, LLC, recorded in Payables to customers on the Condensed Consolidated Balance Sheet. The balance was $2.0 million at both March 31, 2012 and December 31, 2011.

5. TERM LOAN AND REVOLVER

The Company entered into a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank which provides for a term loan of up to $52.5 million and a $50.0 million revolving line of credit. As of March 31, 2012, the Company had paid off the balance of the term loan in advance of the July 1, 2012 maturity date. The term loan was payable in 20 quarterly installments of principal and the payments commenced on October 1, 2007. Interest was paid monthly and was based upon the Company’s choice of the prime rate of interest plus 0.5% or the LIBOR rate plus 3.25%. The term loan was secured by certain of the Company’s assets, a pledge of the Company’s membership interests in the Company’s wholly-owned subsidiary GAIN Holdings, LLC and a guarantee by GAIN Holdings, LLC. As of March 31, 2012, there were no amounts outstanding under the revolving line of credit.

In accordance with the provisions of the Company’s term loan and revolving line of credit as outlined in the loan and security agreement, the Company is required to adhere to various financial, regulatory, operational and reporting covenants. As of March 31, 2012 and during the entire term of the loan and security agreement, the Company was and has been in compliance with such covenants.

Loan fees were capitalized to deferred finance costs and are being amortized over the life of the term loan. In connection with paying off the balance of the term loan, the Company expensed the remaining deferred financing costs during the three months ended March 31, 2012. Deferred financing costs amortized to interest expense were immaterial for the three months ended March 31, 2012 and 2011, respectively. The Company had deferred financing costs in Other assets on the Condensed Consolidated Balance Sheets of $0.05 million at December 31, 2011.

6. EQUITY

Common Stock

At March 31, 2012 and December 31, 2011, the Company had authorized 60,000,000 shares of Common Stock, of which 35,729,775 were issued and 34,872,438 were outstanding as of March 31, 2012. As of December 31, 2011, there were 35,132,365 shares issued and 34,282,244 outstanding.

Treasury Stock

As of March 31, 2012, the Company had repurchased 857,337 shares of outstanding Common Stock for an aggregate cost of $5.1 million reducing the number of shares outstanding.

Dividends

In February 2012, the Company announced payment of a $0.05 dividend per share of Common Stock which was paid in March 2012 for an aggregate amount of $1.7 million which was applied against Retained Earnings.

7. SHARE BASED COMPENSATION

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

Total share-based compensation expense for the three months ended March 31, 2012 and 2011 are summarized in the following table (amounts in thousands):

	For the Three Months Ended March 31,
	2012	2011
Stock options	$179	$173
Restricted stock units / restricted stock awards	695	741
Employee stock purchase plan	19	30

	$893	$944

During the three months ended March 31, 2012, 0.6 million shares of restricted stock and approximately 0.3 million options to purchase Common Stock, valued at $3.1 million and $0.7 million, respectively, were granted to employees and non-employee members of the Board of Directors.

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

For the Three Months Ended March 31, 2012
Valuation Assumptions
Risk-free rate	0.9%
Expected volatility	48.5%
Expected term (years)	4.75
Dividend yield	—

The following table summarizes the stock option activity under all plans from January 1, 2012 through March 31, 2012:

Stock Options
Outstanding at January 1, 2012	4,442,694
Granted	333,000
Exercised	(523,533)
Forfeited	(18,939)

Outstanding at March 31, 2012	4,233,222

The table below summarizes the activity for the shares outstanding for the Company’s restricted stock units and restricted stock awards during the three months ended March 31, 2012:

	Restricted Stock
	Units (1)	Awards
Outstanding at January 1, 2012	1,671,962	317,092
Granted	590,889	—
Delivered	(6,927)	(50,086)
Forfeited	(2,234)	(5,000)

Outstanding at March 31, 2012	2,253,690	262,006

(1)	The outstanding restricted stock units include approximately 1.4 million restricted stock units which are vested, but the underlying shares of stock have not yet been delivered. Delivery of the underlying shares of stock will occur on the earlier of December 31, 2014 or the date at which the employee ceases to be employed by, or provide services to, the Company, unless the employee elected optional early delivery. There are two remaining optional early delivery dates, one in 2012 and one in 2013.

8. Earnings per Common Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock are exercised, vested or converted into common stock unless they are anti-dilutive. Diluted weighted average common shares includes warrants, vested and unvested stock options and unvested restricted stock units and restricted stock awards. Approximately 0.4 million stock options were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2012 as they were anti-dilutive. No stock options, restricted stock units or restricted stock awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2011.

The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the Three Months Ended March 31,
	2012	2011
Net income/(loss)	$(1,247)	$1,403

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	34,480,705	33,797,165

Effect of dilutive securities:
Warrants	—	654,573
Stock options	—	2,954,348
RSUs/RSAs	—	1,482,689

Diluted weighted average common shares outstanding	34,480,705	38,888,775

Earnings per common share
Basic	$(0.04)	$0.04

Diluted	$(0.04)	$0.04

9. LEGAL

From time to time the Company becomes involved in legal proceedings and in each case the Company assesses the likely liability and/or the amount of damages as appropriate. Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss.

For certain legal proceedings, the Company can estimate possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued. For certain other legal proceedings, the Company cannot reasonably estimate such losses, if any, since the Company cannot predict if, how or when such proceedings will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues must be developed, including the need to discover and determine important factual matters and the need to address novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding.

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

10. INCOME TAXES

The Company’s benefit for income taxes was $0.6 million for the three months ended March 31, 2012. The Company’s provision for income taxes was $0.8 million for the three months ended March 31, 2011. These amounts reflect effective tax rates of 32.9% and 37.2% for the three months ended March 31, 2012 and 2011, respectively. The Company’s effective tax rate of 32.9% for the three months ended March 31, 2012 reflects the Company’s estimate of the annual effective tax rate.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Condensed Consolidated Balance Sheet.

11. REGULATORY REQUIREMENTS

GAIN Capital Group, LLC, a FCM and RFED subsidiary, is subject to the CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these rules, GAIN Capital Group, LLC is required to maintain adjusted net capital of $20.0 million plus 5.0% of the total payables to customers over $10.0 million. GAIN Capital Group was compliant with applicable regulations and required capital levels at March 31, 2012.

GAIN Global Markets, Inc. (“GGMI”), the Company’s Cayman Island subsidiary, is a registered securities arranger with the Cayman Islands Monetary Authority. GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or $100,000. A licensee must at all times maintain financial resources in excess of its financial resources requirement. GGMI was compliant with CIMA regulations and required capital levels at March 31, 2012.

GCSI is a registered broker-dealer with the SEC under the Securities Exchange Act of 1934. GCSI is a member of the FINRA, Municipal Securities Rulemaking Board (“MSRB”), and Securities Investor Protection Corporation (“SIPC”). Pursuant to the SEC’s Uniform Net Capital Rule 15c3-1, GCSI is required to maintain a minimum net capital balance (as defined) of $0.05 million. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. GCSI was compliant with applicable regulations and required capital levels at March 31, 2012.

GCUK is registered in the UK and regulated by the Financial Services Authority (‘FSA”) as a full scope €730k BIPRU Investment Firm. GCUK is required to maintain the greater of $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. The regulatory capital held is required to be in excess of 110% of its requirements at all times. GCUK was compliant with FSA regulations and required capital levels at March 31, 2012.

GC Japan is a registered Type I financial instruments business firm regulated by the Japan FSA in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 120%, which is derived by dividing Net Capital by the sum of GC Japan’s market, counterparty credit risk, and operational risk. GC Japan was compliant with applicable regulations and required capital levels at March 31, 2012.

GCAU holds an Australian Financial Services License issued by the Australian Securities & Investments Commission ("ASIC"). GCAU is required to maintain a minimum capital requirement of $0.05 million (0.05 million AUD) plus 5% of adjusted liabilities between $0.97 million (1 million AUD) and $97.8 million (100 million AUD). GCAU was compliant with applicable regulations and required capital levels at March 31, 2012.

GCHK is licensed by the SFC to carry out Type 3 Regulated Activity, Leveraged Foreign Exchange Trading. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of the higher of $1.925 million or the sum of 1.5% of its aggregate gross foreign currency position and 5% of its adjusted liabilities and client’s margin calculated in accordance with the Securities and Futures (Financial Resources) Rules (Cap.571N). GCHK was compliant with SFC regulations and required capital levels at March 31, 2012.

Gain Capital-Forex.com Canada Ltd (GCC), has applied for registration as an investment dealer with the Investment Industry Regulatory Organization of Canada (IIROC). GCC is required to maintain a minimum capital requirement of $0.25 million (0.25 million CAD) and applicable margin and securities concentration charges. GCC was compliant with regulations and required capital levels at March 31, 2012.

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of March 31, 2012 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$24.73	$52.40	$27.67
GAIN Capital Securities, Inc.	$0.05	$0.36	$0.31
GAIN Capital-Forex.com U.K., Ltd.	$5.26	$27.82	$22.56
Forex.com Japan Co., Ltd.	$3.89	$11.71	$7.82
GAIN Capital Forex.com Australia, Pty. Ltd.	$0.39	$2.32	$1.93
GAIN Capital-Forex.com Hong Kong, Ltd.	$1.93	$3.67	$1.74
GAIN Global Markets, Inc.	$0.10	$0.37	$0.27
GAIN Capital—Forex.com Canada Ltd.	$0.25	$1.96	$1.71

	$36.60	$100.61	$64.01

12. SEGMENT INFORMATION

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

For the three months ended March 31, 2012 and the three months ended March 31, 2011, no single customer accounted for more than 10% of the Company’s trading revenue. The Company does not allocate revenues by geographic regions since the Company selectively hedges customer trades on an aggregate basis and does not have a method to systematically attribute trading volume from a geographic region to associated trading revenue from a particular geographic region.

13. SUBSEQUENT EVENTS

On May 9, 2012, the Company announced a quarterly dividend of $0.05 per share of common stock payable on June 21, 2012 to stockholders of record on June 12, 2012.

The Company has evaluated its subsequent events through the filing date of this Quarterly Report on Form 10-Q.

******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

In this Quarterly Report on Form 10-Q, the words “GAIN”, the “Company”, “our”, “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. Our fiscal quarter ended on March 31, 2012.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that we “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the section entitled “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and discussed elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described therein and herein are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair the business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

OVERVIEW

We are a global provider of online trading services, specializing in global over-the-counter, or OTC, markets, including spot foreign exchange, or forex, and precious metals, as well as “contracts-for-difference”, or CFDs, which are investment products with returns linked to the performance of an underlying commodity, index or security. We have customers in more than 140 countries worldwide and conduct business from our offices in New York, Bedminster, New Jersey, London, Tokyo, Sydney, Beijing, Hong Kong, Seoul and Singapore.

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

Market Overview

In the three months ended March 31, 2012, the market environment in which we operate continued to be challenging, principally as a result of tight trading ranges in the major currencies that we offer, low volatility in the trading activity of such currencies and overall market uncertainty, including with respect to potential central bank intervention in the currency markets for several of the currencies most actively traded by our customers. In particular, during the three months ended March 31, 2012, the average true range, which measures the difference between the lowest and highest daily trading price of a given currency, was at a four year low, while the intraday trading volatility of such currencies was at a five year low.

Key Income Statement Line Items

The following table sets forth key financial metrics for our business for the periods indicated:

	Key Financial Data (in thousands) For the three months ended March 31,
	2012	2011
Net Revenue	$33,309	$40,382
Net income/(loss)	$(1,247)	$1,403
Adjusted net income	$50	$2,468

Revenue

We generate revenue from retail trading revenue, institutional trading revenue, other revenue and interest income.

Retail Trading Revenue

Retail trading revenue is our largest source of revenue and is generated by our retail forex business. Retail trading revenue represented 88.5% of our total net revenue for the three months ended March 31, 2012, and 98.6% of our total net revenue for the three months ended March 31, 2011.

We generate retail trading revenue as follows:

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

For the three months ended March 31, 2012, approximately 95.6% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our wholesale forex trading partners, and the remaining 4.4% of our average daily retail trading volume consisted of our net exposure, compared to average daily retail trading volume hedged of 96.3% for the three months ended March 31, 2011.

We manage our net exposure by applying position and exposure limits established under our risk-management policies and by continuous, active monitoring by our traders. Based on our risk management policies and procedures, over time a portion of our net exposure may be hedged with our wholesale forex trading partners. Although we do not actively initiate proprietary directional market positions in anticipation of future movements in the relative prices of the products we offer, through our net exposure we are likely to have open positions in various currencies at any given time. In the event of unfavorable market movements, we may experience a loss as a result of such positions.

Institutional Trading Revenue

Institutional trading revenue is comprised of revenue from our GAIN GTX institutional forex trading business where we earn a commission on each transaction. We act as an agent for the trades executed on the GAIN GTX platform and, therefore, do not assume any market or credit risk. Commission revenue received in our GAIN GTX institutional forex trading business generally generates a lower trading revenue per million traded than that which we have historically experienced in our retail forex trading business. Additionally, we launched our specialty GTX execution desk in late 2011 to facilitate the execution of more complex transactions.

For the three months ended March 31, 2012, institutional trading revenue was $3.7 million compared to $1.1 million for the three months ended March 31, 2011.

Other Revenue

Other revenue is comprised of revenue from account management, transaction and performance fees related to customers who have assigned trading authority to our subsidiary Gain Capital Asset Management, or GCAM; inactivity and training fees charged to customer accounts; and other miscellaneous items.

For the three months ended March 31, 2012, other revenue was $0.1 million compared to negative revenue of $0.1 million for the three months ended March 31, 2011, which was due to foreign exchange losses.

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

Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term U.S. government securities. Such deposits and investments earned interest at an average effective rate of approximately 0.1% for the three months ended March 31, 2012 and 2011. Interest paid to customers varies among customer accounts primarily due to the net value of a customer account. From time to time, we also make available interest promotions pursuant to which we may pay certain customers higher levels of interest than that which is paid to other customers. Interest income and interest expense are recorded when earned or incurred, respectively. Net interest expense was $0.1 million for the three months ended March 31, 2012, compared to $0.4 million for the three months ended March 31, 2011.

Expenses

Our expenses are principally comprised of employee compensation and benefits, selling and marketing, trading expenses and commissions, purchased intangible amortization and other expenses.

Employee Compensation and Benefits

Employee compensation and benefits includes salaries, bonuses, stock-based compensation, contributions to benefit programs and other related employee costs.

Selling and Marketing

Our marketing strategy employs a combination of direct online marketing and focused branding programs, with the goal of raising awareness of our retail forex trading Internet website, FOREX.com, and attracting customers in a cost-efficient manner. As part of our strategy to attract new accounts and client assets, we continue to invest in new international marketing programs in support of our global expansion efforts. A portion of selling and marketing expense is fixed at the beginning of each year. For the three months ended March 31, 2012, selling and marketing expense was $7.1 million, compared to $10.2 million for the three months ended March 31, 2011.

Trading Expense and Commissions

Trading expense and commissions consists primarily of compensation paid to our white label partners and introducing brokers. We generally provide white label partners with the platform, systems and back-office services necessary for them to offer forex trading services to their customers. Introducing brokers identify and direct potential forex trading customers to us. White label partners and introducing brokers generally handle marketing and the other expenses associated with attracting customers. Accordingly, we do not incur any incremental sales and marketing expense in connection with trading revenue generated by customers provided through our white label partners and introducing brokers. We do, however, pay a portion of this trading revenue to our white label partners and introducing broker partners and record this payment under trading expense and commissions. This expense is largely variable and changes principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from their customers. This situation occurred in the first three months of 2012 which resulted in an increase in trading expense despite a decrease in trading revenue generated by our white label and introducing broker clients. Customers introduced by our white label partners and introducing brokers accounted for 37.9% and 32.2% of retail trading volume in the three months ended March 31, 2012 and March 31, 2011, respectively.

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

Other Expenses

Other expenses include professional fees, product development, software and maintenance, bank fees, depreciation and amortization, communications and data processing, occupancy and equipment, bad debt provision and other miscellaneous expenses.

Non-GAAP Financial Metrics

We use adjusted net income, adjusted earnings per common share and adjusted effective tax rate, each of which is a non-GAAP financial metric, to evaluate our business. Adjusted net income represents our net income/(loss) excluding the after-tax impact of amortization of purchased intangibles. Adjusted earnings per share represents our net income/(loss) per share excluding the after-tax impact of amortization of purchased intangibles. These non-GAAP financial measures have certain limitations, including that they do not have standardized meanings and, therefore, our definitions may be different from similar non-GAAP financial measures used by other companies and/or analysts. Thus, it may be more difficult to compare our financial performance to that of other companies.

However, we believe our reporting of adjusted net income and adjusted earnings per share assists investors in evaluating our operating performance. We also believe adjusted effective tax rate assists investors in evaluating our tax rate applicable to our operating performance by removing the impact of the embedded derivative liability. However, because such measures are not measures of financial performance calculated in accordance with GAAP, such measures should be considered in addition to, but not as a substitute for, other measures of our financial performance reported in accordance with GAAP, such as net income and earnings per common share. Below is a reconciliation of these non-GAAP financial metrics.

Reconciliation of Non-GAAP Financial Metrics

The following table provides a reconciliation of GAAP net income to adjusted net income and adjusted earnings per common share (amounts in thousands except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net income / (loss) applicable to GAIN Capital Holdings, Inc.	$(1,247)	$1,403
Add back of purchased intangible amortization, net of tax	1,297	1,065

Adjusted net income	$50	$2,468

Adjusted earnings per common share:
Basic	$0.00	$0.07

Diluted	$0.00	$0.06

Operating Metrics

The following table sets forth key operating metrics for our business for the periods indicated:

	Key Operating Metrics For the Three Months Ended March 31,
	2012	2011
Customer trading volume (billions)	$853.1	$512.5
Retail trading volume (billions)	$385.1	$402.5

	Key Operating Metrics For the Three Months Ended March 31,
	2012	2011
Institutional trading volume (billions)	$468.0	$110.0
Traded retail accounts	36,041	36,570
Retail trading revenue per million traded	$76.4	$99.0
Funded retail accounts	73,844	85,698
Client Assets (millions)	$325.9	$283.0

Customer Trading Volume

Customer trading volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our customers. Approximately 45.1% of our customer trading volume for the three months ended March 31, 2012 was generated by our retail forex business, compared to 78.5% for the three months ended March 31, 2011. The remaining 54.9% and 21.5% of our customer trading volume for the three months ended March 31, 2012 and March 31, 2011, respectively, was generated by our GAIN GTX institutional forex trading business.

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

For the three months ended March 31, 2012 and March 31, 2011, no single customer accounted for more than 4.0% of our trading volume for such period.

Traded Retail Accounts

Traded retail accounts represent customers who executed at least one trade during the relevant period. We believe traded retail accounts is an important operating metric because it correlates to our trading volume and revenue. The number of our funded retail accounts and traded retail accounts in a given fiscal period are affected by the structure of our arrangements with our partners. For example, as part of our growth strategy in the Asia Pacific region, we have entered into omnibus agreements with various partners in the region. Regardless of the number of individual accounts, whether open and/or funded, that are introduced to us by each of these partners, because of the omnibus nature of our agreements, we recognize only one open and funded account in connection with each such partner relationship. For the quarter ended March 31, 2012, we had 8 omnibus relationships in the Asia Pacific region which accounted for 4.6% of our total retail volume during the period.

Retail Trading Revenue Per Million Traded

Retail trading revenue per million traded is the revenue we realize from our forex and CFD trading activities per one million of U.S. dollar-equivalent trading volume, and is calculated as retail trading revenue divided by the result obtained from dividing the U.S. dollar-equivalent of retail trading volume by one million. The level of retail trading revenue per million traded that we experience in a given fiscal period is affected by a number of factors, including the volatility and trading ranges of the currencies we offer, changes in the mix of our customers’ trading volume, which generally relates to the nature of customer positions relative to changes in the market prices of the currencies or other products they are trading, and the relative levels of trading spreads on the products we offer, which may be affected by changes in the geographic mix of our business, competition and other factors.

Funded Retail Accounts

Funded retail accounts represents retail customers who maintain cash balances with us. We believe the number of funded retail accounts is an important indicator of our ability to attract new retail customers that can potentially lead to trading volume and revenue in the future; however, it does not represent actual trades executed.

Client Assets

Client assets represents amounts due to clients, including customer deposits and unrealized gains or losses arising from open positions. We believe that increases in client assets are positively correlated with our customers’ ability to engage in additional trading activity.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended March 31,
	(amounts in thousands)
	2012	2011
REVENUE:
Retail trading revenue	$29,434	$39,828
Institutional trading revenue	3,750	1,044
Other revenue	125	(117)

Total non-interest revenue	33,309	40,755
Interest revenue	88	102
Interest expense	(151)	(475)

Total net interest revenue / (expense)	(63)	(373)

Net revenue	$33,246	$40,382

Our total net revenue decreased $7.1 million, or 17.7%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, principally as a result of a $10.4 million decrease in retail trading revenue between periods. Though retail trading volumes were generally flat in the three months ended March 31, 2012 compared to the same period in 2011, a challenging market environment characterized by tight trading ranges in the major currencies that we offer, low volatility in the trading activity of such currencies and overall market uncertainty contributed to the decrease in trading revenue. In particular, with the average true range and intraday trading volatility of the major currencies that we offer at multi-year lows, our ability to generate trading revenue was adversely affected, which resulted in retail revenue per million traded for the three months ended March 31, 2012 of $76.4, a decrease of $22.6 from $99.0 during the three months ended March 31, 2011.

Our institutional trading revenue increased $2.7 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, due to an increase in revenue generated from GAIN GTX, our institutional trading business, which we launched in March 2010. Our institutional trading business includes our specialty execution desk, which began operations in September 2011.

Our other revenue increased $0.2 million for the three months ended March 31, 2012, compared to March 31, 2011 primarily due to a decrease in loss of foreign currency exchange losses.

Our net interest expense decreased $0.3 million, or 83.1%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to a lower average outstanding balance on our term loan during the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

Operating Expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2012	2011
Total operating expenses	$35,105	$38,146

As a percentage of net revenue	105.6%	94.5%

Our total operating expenses decreased $3.0 million, or 8.0%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Changes in our expenses included a $3.1 million decrease in selling and marketing expenses and $0.8 million decrease in employee compensation and benefits, which were offset by a $1.5 million increase in trading expenses and commissions and a $0.3 million increase in product development, software and maintenance.

Employee Compensation and Benefits

	Three Months Ended March 31,
	(amounts in thousands)
	2012	2011
Employee compensation and benefits	$10,313	$11,144

As a percentage of net revenue	31.0%	27.6%

Employee compensation and benefits expenses decreased $0.8 million, or 7.5%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The decrease was due to a decrease in bonus expense of $1.4 million, which were offset by an increase in salary expense of $1.0 million. Bonus costs, which are performance based and vary quarter to quarter, represented 3.3% of our employee compensation and benefits for the three months ended March 31, 2012, compared to 15.8% for the three months ended March 31, 2011. The decrease in bonus costs as a percentage of compensation and benefits was due to lower operating results during the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

Selling and Marketing Expense

	Three Months Ended March 31,
	(amounts in thousands)
	2012	2011
Selling and marketing	$7,127	$10,212

As a percentage of net revenue	21.4%	25.3%

Selling and marketing expenses for the three months ended March 31, 2012 decreased $3.1 million, or 30.2%, compared to the three months ended March 31, 2011. The decrease in sales and marketing expenses was primarily due to a change in the allocation of marketing expense to higher margin markets with lower customer acquisition costs, as well as a reduction in sales and marketing expense in other geographical markets in light of the current market environment.

Trading Expense and Commissions

	Three Months Ended March 31,
	(amounts in thousands)
	2012	2011
Trading expenses and commissions	$8,733	$7,186

As a percentage of net revenue	26.3%	17.8%

Trading expenses and commissions increased $1.5 million, or 21.5%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to an increase in clearing fees related to GAIN GTX, our institutional offering, as result of an increase in institutional trading volume of $358.0 billion, from $110.0 billion for the three months ended March 31, 2011, to $468.0 billion for the three months ended March 31, 2012. Trading expenses are largely variable and are directly associated with the trading volume.

Purchased intangible amortization

	Three Months Ended March 31,
	(amounts in thousands)
	2012	2011
Purchase intangible amortization	$1,932	$1,697

As a percentage of net revenue	5.8%	4.2%

Purchased intangible amortization increased $0.2 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The increase was due to the amortization of the intangible assets acquired from Deutsche Bank, AG in April 2011.

Professional Fees

	Three Months Ended March 31,
	(amounts in thousands)
	2012	2011
Professional fees	$816	$829

As a percentage of net revenue	2.5%	2.1%

Professional fees remained consistent for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Professional fees primarily consist of accounting, tax and legal fees.

Product Development, Software and Maintenance

	Three Months Ended March 31,
	(amounts in thousands)
	2012	2011
Product development, software and maintenance	$1,117	$850

As a percentage of net revenue	3.4%	2.1%

Product development, software and maintenance expenses increased $0.3 million, or 31.4%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. These increases were primarily due to our continued development of trading platforms and tools to support our retail and institutional customers, and in particular development efforts associated with a new CFD offering to be launched in mid 2012.

Other Expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2012	2011
Other	$1,325	$1,967

As a percentage of net revenue	4.0%	4.9%

Other expenses decreased by $0.6 million, or 32.6%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The decrease was due primarily to the decrease in consulting expenses and other costs associated with public company compliance which were higher in 2011, our first year as a public company.

Income Taxes

	Three Months Ended March 31,
	(amounts in thousands)
	2012	2011
Income tax expense	$(612)	$833

As a percentage of net revenue	(1.8)%	2.1%

Income taxes decreased $1.5 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, as a result of a decrease in our income before income tax expense, from $2.2 million for the three months ended March 31, 2011 to a loss of $1.9 million for the three months ended March 31, 2012.

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

The following table describes the minimum regulatory capital our subsidiaries were required to maintain as of March 31, 2012 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory	Capital Levels	Excess Net
	Capital Requirements	Maintained	Capital
GAIN Capital Group, LLC	$24.73	$52.40	$27.67
GAIN Capital Securities, Inc.	$0.05	$0.36	$0.31
GAIN Capital-Forex.com U.K., Ltd.	$5.26	$27.82	$22.56
Forex.com Japan Co., Ltd.	$3.89	$11.71	$7.82
GAIN Capital Forex.com Australia, Pty. Ltd.	$0.39	$2.32	$1.93
GAIN Capital-Forex.com Hong Kong, Ltd.	$1.93	$3.67	$1.74
GAIN Global Markets, Inc.	$0.10	$0.37	$0.27
GAIN Capital—Forex.com Canada Ltd.	$0.25	$1.96	$1.71

	$36.60	$100.61	$64.01

Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC, is subject to the CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these rules, GAIN Capital Group, LLC is required to maintain adjusted net capital of $20.0 million plus 5.0% of the total payables to customers over $10.0 million, as these terms are defined under applicable rules. Net capital represents our current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets consist primarily of cash and cash equivalents reported on our balance sheet as cash, receivables from brokers and trading securities, which primarily consist of short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of March 31, 2012, GAIN Capital Group, LLC had net capital of approximately $63.0 million, adjusted net capital of $52.4 million and net capital requirements of $24.7 million. As of March 31, 2012, the excess net capital of GAIN Capital Group, LLC was $27.7 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements.

We are required to maintain cash on deposit with our wholesale forex trading partners in order to conduct our trading activities. As of March 31, 2012, we posted $103.1 million in cash with wholesale forex trading partners, of which $25.9 million was required as collateral pursuant to our agreements for holding spot foreign exchange positions with such institutions, and the remaining $77.2 million represented available cash in excess of required collateral. As of March 31, 2012, total client assets were $325.9 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from our clients’ open positions.

We have incurred increased costs as a result of having publicly traded common stock. Prior to our IPO in December 2010, we were not subject to the reporting requirements of the Exchange Act, or the other rules and regulations of the SEC or any securities exchange. We are working to enhance our financial and management control systems, including our corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems, to manage our growth as a public company. We also incurred costs associated with corporate governance requirements, including requirements under Sarbanes-Oxley Act 2002, as amended, as well as rules implemented by the SEC and the New York Stock Exchange, or NYSE.

Credit Facility

We have a $50.0 million revolving line of credit through a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank. As of March 31, 2012, there were no amounts outstanding under the revolving line of credit.

Cash Flow

The following table sets forth a summary of our cash flow for the three months ended March 31, 2012 and the three months ended March 31, 2011 (amounts in thousands):

	For the Three Months Ended March 31,
	2012	2011
Cash (used)/provided by operating activities	$(5,352)	$58,343
Cash used for investing activities	(1,422)	(898)
Cash used for financing activities	(9,650)	(1,664)
Effect of exchange rate changes on cash and cash equivalents	(2,882)	(2,597)

Net (decrease)/increase in cash and cash equivalents	$(19,306)	$53,184

The primary drivers of our cash flow provided by operating activities are net deposits received from customers and amounts posted as collateral with wholesale forex trading partners, offset by cash used to fund our operations.

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

Amounts posted as collateral with brokers are classified on our balance sheet as receivables from brokers and represent collateral required to be deposited with our wholesale forex trading partners for us to hold spot foreign exchange positions, as well as the cash posted with wholesale forex trading partners in excess of required collateral. We post cash with wholesale forex trading partners in excess of required collateral to allow for adverse currency price moves relative to our positions, which raises our level of required collateral. We receive interest on amounts we have posted as collateral with wholesale forex trading partners. The amount of collateral our wholesale forex trading partners will require in the future is expected to be commensurate with the amount of spot foreign exchange positions that they hold on our behalf. The amount of cash posted with wholesale forex trading partners in excess of required collateral is discretionary and may increase or decrease in future periods as we determine the most efficient uses of our cash.

Our largest operating expenses are employee compensation and benefits, selling and marketing expenses, trading expenses and commissions and income taxes. Employee compensation and benefits include salaries, bonuses and other employee related costs. Selling and marketing expenses include online and search engine advertising and print and television advertising. Trading expenses and commissions consists primarily of compensation paid to our white label partners and introducing brokers and clearing fees. Income taxes are variable based on our taxable income. Other cash expense categories include interest expense on notes payable, bank fees, communications and data processing, occupancy and equipment, professional fees and other miscellaneous expenses. We believe our operating expenses will increase in future periods in order to support the overall growth of our business.

Unrealized gains and losses on cash positions revalued at prevailing foreign currency exchange rates are included in trading revenue but have no direct impact on cash flow from operations. Gains and losses become realized and impact cash flow from operations when customer transactions are liquidated. To some extent, our net deposit activity is influenced by unrealized gains and losses because our customers' trading positions are impacted by unrealized gains and losses and our customers may be required to post additional funds to maintain open positions or may choose to withdraw excess funds on open positions.

Cash used by operating activities was $5.4 million for the three months ended March 31, 2012, compared to cash provided by operating activities of $58.3 million for the three months ended March 31, 2011. The primary reasons for the decrease in cash used by operating activities were a decrease in trading securities of $20.1 million, a decrease in receivables from brokers of $25.9 million, a decrease in payables to brokers, dealers, FCMs and other regulated entities of $7.8 million, a decrease in other assets of $2.8 million, a decrease in accrued expenses and other current liabilities of $2.9 million, an increase in depreciation and amortization of $0.5 million, and a decrease in payables to customers of $1.8 million, partially offset by a decrease in net income of $2.7 million.

Cash used for investing activities was $1.4 million for the three months ended March 31, 2012, compared to $0.9 million for the three months ended March 31, 2011. The increase in cash used for investing activities was primarily due to purchases of property and equipment and cash used for internally developed software during the three months ended March 31, 2012.

Cash used for financing activities was $9.7 million for the three months ended March 31, 2012, compared to $1.7 million for the three months ended March 31, 2011. The increase in cash used for financing activities of $8.0 million was due to paying down an additional $5.3 million of a note payable, dividend payments of $1.7 million, an increase in contingent liability payments of $0.6 million, and a decrease in proceeds from the exercise of warrants and options of $0.5 million, offset by an increase in proceeds from our employee stock purchase plan of $0.1 million and an increase in tax benefit from employee stock option exercises of $0.1 million.

Capital Expenditures

Capital expenditures were $1.4 million for the three months ended March 31, 2012, compared to $0.9 million for the three months ended March 31, 2011. Capital expenditures for the three months ended March 31, 2012 were primarily related to the development of our trading platforms and websites, while capital expenditures for the three months ended March 31, 2011 were primarily related to establishing a new corporate headquarters, which included furniture and technology infrastructure expenditures to support our facility.

Contractual Obligations

For the three months ended March 31, 2012, there were no significant changes to our vendor obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. On March 30, 2012, we paid off the amounts outstanding under our term loan, and as of March 31, 2012 have no debt. The following table sets forth our contractual obligations for operating leases as of March 31, 2012 (amounts in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$18,545	$2,265	$3,380	$2,436	$10,464

Total	$18,545	$2,265	$3,380	$2,436	$10,464

Off-Balance-Sheet Arrangements

At March 31, 2012 and December 31, 2011, we did not have any off-balance-sheet arrangements.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur periodically could materially impact the financial statements. While our significant accounting policies are described in more detail in the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, we believe the following accounting policies to be critical to the estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements.

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

Income Taxes

We prepare and file our income taxes as a consolidated legal entity. We account for income taxes in accordance with Financial Accounting Standards Board Accounting Standards Codification, or ASC, 740-10, Income Taxes. Income tax expenses are provided using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the consolidated financial statements and the income tax basis, using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in our Consolidated Statements of Operations and Comprehensive Income in the period of enactment. We routinely evaluate all deferred tax assets to determine the likelihood of their realization.

We use estimates in determining income tax positions under ASC 740-10-25, Income Taxes. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment and is subject to audit by tax authorities in the ordinary course of business.

Share Based Payments

ASC 718-10, Compensation — Stock Compensation, requires measurement of share based payment arrangements at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. The fair value of restricted stock units and restricted stock awards is determined based on the number of units granted and the grant date fair value of our common stock.

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

Goodwill and Intangible Assets

ASC 350-30, General Intangibles, requires a purchased intangible asset other than goodwill to be amortized over its useful life unless the useful life is determined to be indefinite. If the asset is determined to have a finite life in the future, we will amortize the carrying value over the remaining useful life at that time. In accordance with ASC 350-30, our URLs (foreignexchange.com and forex.com) are indefinite life intangible assets and are, therefore, not amortized. We compare the recorded value of the indefinite life intangible assets and goodwill to their fair value on an annual basis and whenever circumstances arise that indicate that an impairment may have occurred.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against Other assets on our Condensed Consolidated Balance Sheet, totaled approximately $0.1 million at March 31, 2012 and $0.5 million at March 31, 2011, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management may also change, which could affect the level of our future provision for doubtful accounts.

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

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements. Our net interest expense is directly affected by the spread between the short-term interest rates we pay our customers on their balances and the short-term interest rates we earn from re-investing their cash. These spreads can widen or narrow when interest rates change. In addition, a portion of our interest income relates to customer balances on which we do not pay interest and, therefore, is directly affected by the absolute level of short-term interest rates. As a result, a portion of our interest income will decline if interest rates fall, regardless of the interest rate spreads that affect the remaining portion of our interest income. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and customer cash held is held in cash and cash equivalents including cash at banks, deposits at wholesale forex trading partners and in money market funds, which invest in short-term U.S. government securities. The interest rates earned on these deposits and investments affects our interest revenue. In addition, the interest we pay on our notes payable is based on the prime rate plus interest of 0.5%. We estimate that as of March 31, 2012, a 100 basis point increase in short-term interest rates would result in approximately $4.6 million more in annual pretax income.

Foreign Currency Exposures

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our assets denominated in foreign currencies as well as our earnings due to the translation of the balance sheets and income statements of our foreign subsidiaries from local currencies to United States dollars. We currently have limited exposure to currency risk and as of March 31, 2012, 73.7% of our assets, 76.3% of our liabilities, 90.9% of our revenue and 74.1% of our expenses were denominated in U.S. dollars. We currently do not take proprietary directional positions to mitigate our exposure to changes in foreign currency exchange rates.

Credit Risk

Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. As a result, we require that each trade must be collateralized in accordance with our margin policies described below. Each customer is required to have minimum funds in their account for opening positions, which we refer to as the initial margin, and for maintaining positions, which we refer to as maintenance margin, depending on the currency pair being traded. Margin requirements are expressed as a percentage of the customer’s total position in that currency, and the customer’s total margin requirement is based on the aggregate margin requirement across all of the positions that a customer holds at any one moment in time. Each net position in a particular currency pair is margined separately. Accordingly, we do not net across different currency pairs, thereby following a fairly conservative margin policy. Our systems automatically monitor each customer’s margin requirements in real time, and we confirm that each of our customers has sufficient cash collateral in his or her account before we execute their trades. If at any point in time a customer has “negative equity” because his or her trading position does not comply with the applicable margin requirement, the position may be automatically liquidated, in part or in full, in accordance with our margin policies and procedures. This policy protects both us and the customer. The incidence of negative equity in customer accounts has been immaterial to our operations in the three months ended March 31, 2012 and March 31, 2011, which we believe was attributable to our real-time margining and liquidation policies and procedures. Our margin and liquidation policies are set forth in our customer agreements.

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

Market Risk

We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not take proprietary directional market positions and therefore do not initiate market positions for our own account in anticipation of future movements in the relative prices of the products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of March 31, 2012, we maintained capital levels of $100.6 million, which represented approximately 2.75 times the capital we were required to hold.

Cash Liquidity Risk

In normal conditions, our market making business of providing online forex trading and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currency pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with nine financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customer’s funds. Collateral on deposit ranged from $91.0 million to $103.2 million in the aggregate for the three months ended March 31, 2012.

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

Operational Risk

Our operations are subject to a variety of risks including those resulting from technological interruptions, failures or capacity constraints in addition to risks involving human error or misconduct. Regarding technological risks, we are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations. We have established a program to monitor our computer systems, platforms and related technologies and to promptly address issues that arise. We have also established disaster recovery facilities in strategic locations to ensure that we can continue to operate with limited interruptions in the event that our primary systems are damaged. As with our technological systems, we have established policies and procedures designed to monitor and prevent both human errors, such as clerical mistakes and incorrectly placed trades, as well as human misconduct, such as unauthorized trading, fraud, and negligence. In addition, we seek to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies.

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

Regulatory Risk

We operate in a highly regulated industry and are subject to the risk of sanctions from U.S., federal and state, and international authorities if we fail to comply adequately with regulatory requirements. Failure to comply with applicable regulations could result in financial, operational and other penalties and our authority to conduct business could be suspended or revoked. In addition, efforts to comply with applicable regulations may increase our costs or limit our ability to pursue certain business opportunities. Furthermore, federal and state regulations significantly limit the types of activities in which we may engage.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, as of the end of the period covered by the Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For the three months ended March 31, 2012, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2011, filed on March 15, 2012. The following supplements and amends those discussions.

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

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 describes the various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” There have been no material changes from the risk factors disclosed in that section of our Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

None.

(b) Purchase of Equity Securities by the Issuer

The following table presents information regarding our purchases of our common stock in the first quarter of 2012:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2012 – January 31, 2012	—	—	—	$4,982,999
February 1, 2012 – February 29, 2012	—	—	—	$4,982,999
March 1, 2012 – March 30, 2012	7,216	$4.96	7,216	$4,947,054

(1)

On May 16, 2011, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $10.0 million for the purchase of the Company’s common stock over a one-year period.

(2)	Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Executive Employment Agreement, dated April 14, 2012, by and between GAIN Capital Holdings, Inc. and Glenn Stevens*

10.2	Executive Employment Agreement, dated April 13, 2012, by and between GAIN Capital Holdings, Inc. and Timothy O’Sullivan*

10.3	Executive Employment Agreement, dated April 13, 2012, by and between GAIN Capital Holdings, Inc. and Jeffrey A. Scott*

10.4	Executive Employment Agreement, dated April 13, 2012, by and between GAIN Capital Holdings, Inc. and Diego A. Rotsztain*

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+	XBRL (Extensible Business Reporting Language) information is furnished and not filed, and is not a part of a registration statement or prospectus, for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2012	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	/s/ Daryl J. Carlough
Daryl J. Carlough
Interim Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller (Principal Financial and Accounting Officer)