Form 10-Q
period 2012-06-30
GAIN Capital Holdings, Inc.
filed 2012-08-09
CIK 1444363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012.

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

As of August 6, 2012, the registrant had 35,247,725 shares of common stock, $0.00001 par value per share, outstanding.

GAIN Capital Holdings, Inc.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2012 and 2011	4
	Condensed Consolidated Statement of Changes in Equity	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	6

	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	34

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6.	Exhibits	36

SIGNATURES		37

EXHIBIT INDEX

EX-10.1	STOCK PURCHASE AGREEMENT
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

GAIN CAPITAL HOLDINGS, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

(in thousands, except share data)

	As of June 30,	As of December 31,
	2012	2011
ASSETS:
Cash and cash equivalents	$22,357	$60,221
Cash and cash equivalents held for customers	320,246	310,447
Short term investments	82	82
Receivables from banks and brokers	115,735	85,401
Property and equipment, net	9,499	7,531
Prepaid assets	9,629	9,899
Goodwill	3,092	3,092
Intangible assets, net	7,442	10,771
Other assets, net	18,946	18,137

Total assets	$507,028	$505,581

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Payables to brokers, dealers, FCMs and other regulated entities	$18,353	$17,305
Payables to customers	301,893	293,142
Accrued compensation and benefits	4,394	4,966
Accrued expenses and other liabilities	13,259	14,885
Income tax payable	1,566	2,578
Notes payable	—	7,875

Total liabilities	339,465	340,751

Shareholders’ equity
Common stock ($0.00001 par value; 60.0 million shares authorized; 36,110,596 and 35,132,365 shares issued; 35,084,776 and 34,282,244 shares outstanding as of June 30, 2012 and December 31, 2011)	—	—
Accumulated other comprehensive income	744	316
Additional paid-in capital	83,013	79,551
Treasury stock, at cost 1,025,820 shares at June 30, 2012 and 850,121 shares at December 31, 2011	(5,869)	(5,017)
Retained earnings	89,675	89,980

Total shareholders’ equity	167,563	164,830

Total liabilities and shareholders’ equity	$507,028	$505,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE:
Retail trading revenue	$40,840	$54,084	$70,274	$93,912
Institutional trading revenue	4,228	862	7,978	1,907
Other revenue	653	834	778	716

Total non-interest revenue	45,721	55,780	79,030	96,535
Interest revenue	198	151	286	253
Interest expense	(235)	(341)	(386)	(816)

Total net interest expense	(37)	(190)	(100)	(563)

Net revenue	45,684	55,590	78,930	95,972

EXPENSES:
Employee compensation and benefits	13,206	12,200	23,519	23,344
Selling and marketing	7,241	8,954	14,368	19,166
Trading expenses and commissions	9,202	8,431	17,935	15,617
Bank fees	894	1,137	1,686	2,123
Depreciation and amortization	1,055	968	2,108	1,900
Purchased intangible amortization	953	1,959	2,885	3,656
Communications and data processing	805	752	1,503	1,412
Occupancy and equipment	1,120	1,120	2,292	2,314
Bad debt provision	175	114	202	603
Professional fees	1,191	1,134	2,007	1,963
Product development, software and maintenance	1,097	1,100	2,214	1,950
Restructuring	634	—	634	—
Other	2,123	1,719	3,448	3,686

Total	39,696	39,588	74,801	77,734

INCOME BEFORE INCOME TAX EXPENSE	5,988	16,002	4,129	18,238
Income tax expense	1,553	5,989	942	6,822

NET INCOME	4,435	10,013	3,187	11,416

Other comprehensive income /(loss), net of tax:
Foreign currency translation adjustment	(67)	340	428	863

NET COMPREHENSIVE INCOME	4,368	10,353	3,615	12,279

Net income	$4,435	$10,013	$3,187	$11,416

Earnings per common share:
Basic	$0.13	$0.29	$0.09	$0.33

Diluted	$0.11	$0.26	$0.08	$0.29

Weighted average common shares outstanding used in computing earnings per common share:
Basic	34,945,835	34,544,643	34,710,915	34,156,494

Diluted	38,677,417	39,086,435	38,605,108	38,978,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCE — December 31, 2011	34,282,244	$—	$(5,017)	$79,551	$89,980	$316	$164,830
Exercise of options	799,641	—	—	1,430	—	—	1,430
Conversion of restricted stock into common stock	161,726	—	—	—	—	—	—
Shares issued under employee stock purchase plan	16,864	—	—	97	—	—	97
Repurchase of shares	(175,699)	—	(852)	—	—	—	(852)
Stock compensation expense	—	—	—	1,927	—	—	1,927
Foreign currency translation adjustment	—	—	—	—	—	428	428
Tax benefit of stock options exercises	—	—	—	8	—	—	8
Dividend payment ($0.05 dividend per share for each respective quarter in 2012)	—	—	—	—	(3,492)	—	(3,492)
Net income	—	—	—	—	3,187	—	3,187

BALANCE — June 30, 2012	35,084,776	$—	$(5,869)	$83,013	$89,675	$744	$167,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,187	$11,416
Adjustments to reconcile net income to cash provided by operating activities
Loss on foreign currency exchange rates	1,118	345
Depreciation and amortization	4,992	5,556
Change in fair value of contingent liability	—	6
Deferred taxes	(794)	(855)
Interest income	—	60
Amortization of deferred financing costs	51	44
Bad debt provision	202	603
Loss on disposal of fixed assets	34	3
Stock compensation expense	1,927	2,393
Changes in operating assets and liabilities:
Short term investments	—	(7)
Trading securities	—	20,000
Receivables from banks and brokers	(34,831)	(2,359)
Prepaid assets	277	(543)
Other assets	(617)	3,882
Payables to customers	13,459	28,907
Accrued compensation and benefits	(572)	(2,653)
Payables to brokers, dealers, FCMs and other regulated entities	1,030	4,579
Accrued expenses and other liabilities	(333)	334
Income tax payable	(1,013)	(2,075)

Cash (used) / provided by operating activities	(11,883)	69,636

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,574)	(1,862)
Purchase of intangible assets	—	(2,547)

Cash used for investing activities	(3,574)	(4,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquired assets	(1,412)	—
Payment on notes payable	(7,875)	(5,250)
Proceeds from exercise of stock options	1,430	378
Proceeds from exercise of warrants	—	1,270
Proceeds from employee stock purchase plan	97	—
Purchase of treasury stock	(852)	(125)
Tax benefit from employee stock option exercises	206	—
Dividend payment	(3,492)	—

Cash used for financing activities	(11,898)	(3,727)

Effect of exchange rate changes on cash and cash equivalents	(710)	371

(DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(28,065)	61,871
CASH AND CASH EQUIVALENTS — Beginning of period	370,668	284,210

CASH AND CASH EQUIVALENTS — End of period	$342,603	$346,081

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$188	$678

Taxes	$(56)	$4,925

Non-cash investing activities:
Purchase of fixed assets in accrued expense and other liabilities	$542	$53

Contingent liability for purchased intangibles acquisition	$—	$7,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

GAIN Capital Holdings, Inc., together with its subsidiaries (the “Company”) is a Delaware corporation formed and incorporated on March 24, 2006. GAIN Holdings, LLC is a wholly-owned subsidiary of GAIN Capital Holdings, Inc., and owns all outstanding membership units in GAIN Capital Group, LLC (“Group, LLC”), the regulated entity in the United States of America.

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

GAIN Capital Group, LLC.

GAIN Capital-Forex.com U.K., Ltd.

Forex.com Japan Co., Ltd.

GAIN Capital Forex.com Australia Pty. Ltd.

GAIN Capital-Forex.com Hong Kong Ltd.

During 2011, the Company incorporated the following entities:

GAIN GTX Singapore Pte. Ltd.

GAIN Capital-Forex.com Canada, Ltd.

In addition, in 2011, in order to streamline its international corporate holding structure, the Company added the following entities:

GAIN Capital Holdings International, BV

GAIN Capital Holdings International Finance Company, BV

GAIN Capital GTX International, BV

GAIN Capital-Forex.com International, BV

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, or SEC, for interim financial statements, and, in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012 (the “2011 Form 10-K”). There have been no changes in the significant accounting policies from those included in the 2011 Form 10-K, except as noted below. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after the elimination of inter-company transactions and balances.

Previously, the Company presented certain revenue related to our institutional business in “Other revenue” on the Consolidated Statement of Operations and Comprehensive Income and Condensed Consolidated Statement of Operations and Comprehensive Income/(Loss). However, due to the expansion of the Company’s institutional business in recent periods, the Company has presented these amounts within “Institutional trading revenue” in the Condensed Consolidated Statement of Operations and Comprehensive Income/(Loss) presented herein. The change in presentation had no effect on the total non-interest revenue or total net revenue.

Previously the Company presented all of its cash and cash equivalents in “Cash and cash equivalents” on the Consolidated Balance Sheet. However, in an effort to improve clarity of presentation and reflect the separation between the cash on hand which correlates to amounts reserved for customers and free cash, the Company has separated all cash and cash equivalents into “Cash and cash equivalents” and “Cash and cash equivalents held for customers”. Cash and cash equivalents held for customers represents cash held to fund customer liabilities in connection with funds deposited by customers and funds accruing to customers as a result of trades or contracts. Cash and cash equivalents represents all cash and highly liquid investments with an original maturity of 90 days or less at the time of acquisition, less amounts in Cash and cash equivalents held for customers.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the adoption of ASU 2011-11 to have a material impact on the Company’s condensed consolidated financial statements.

On January 1, 2012, the Company adopted ASU 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This new standard amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The adoption of ASU 2011-04 did not have a material impact on the Company’s condensed consolidated financial statements.

3. ADDITIONAL FINANCIAL INFORMATION:

Fair Value Measurement

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis during the period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$3,984	$—	$—	$3,984
Certificates of deposit	$82	$—	$—	$82
Futures contracts	$40	$—	$—	$40
Investment in gold	$160	$—	$—	$160

	Fair Value Measurements on a Recurring Basis as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$14,201	$—	$—	$14,201
Certificates of deposit	$82	$—	$—	$82
Futures contracts	$42	$—	$—	$42
Investment in gold	$156	$—	$—	$156

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period. There were no transfers between levels for the six months ended June 30, 2012 or for the year ended December 31, 2011.

Level 1 Financial Assets

The Company has money market accounts, certificates of deposit, futures contracts and an investment in gold that are Level 1 financial instruments and are recorded based upon listed or quoted market rates. The money market accounts are recorded in Cash and cash equivalents, the certificates of deposit are recorded in Short term investments and the futures contracts and investment in gold are recorded in Receivables from banks and brokers.

Financial Instruments Not Measured at Fair Value

The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the Condensed Consolidated Statements of Financial Condition (amounts in thousands).

The carrying values of Cash and cash equivalents and Receivables from banks and brokers approximate fair value because of the relatively short period of time between their origination and expected maturity.

The carrying values of Payables to brokers, dealers, FCMs, and other regulated entities includes amounts deposited by these financial institutions in order for the Company to act as clearing broker. The carrying value of payables to customers includes amounts due on cash and margin transactions. The carrying values of Payables to brokers, dealers, FCMs, and other regulated entities and Payables to customers are based on observable market prices and approximate fair value.

	At June 30, 2012		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$338,619	$338,619	$338,619	$—	$—
Receivables from banks and brokers	115,535	115,535	115,535	—	—

Financial Liabilities:
Payables:
Payables to brokers, dealers, FCMs and other regulated entities	$18,353	$18,353	$—	$18,353	$—
Payables to customers	301,893	301,893	—	301,893	—

Receivables from Banks and Brokers

Amounts receivable from banks and brokers consisted of the following as of the dates indicated (amounts in thousands):

	June 30, 2012	December 31, 2011
Required collateral	$11,920	$26,411
Cash in excess of required collateral	100,518	58,791
Open spot foreign exchange positions	3,297	199

	$115,735	$85,401

The Company has posted funds with banks and brokers as collateral pursuant to the terms of applicable agreements for holding spot foreign exchange positions. In addition, the Company has cash in excess of required collateral. Open foreign exchange positions include the unrealized gains or losses due to the differences in exchange rates between the dates at which a trade was initiated versus the exchange rates in effect at the date of the condensed consolidated financial statements. These amounts are reflected as Receivables from banks and brokers on the Condensed Consolidated Balance Sheet.

Allowance for Doubtful Accounts

The Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific customer account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts. The customer receivables, net of allowance for doubtful accounts, is included in Other assets on the Consolidated Balance Sheets. Receivables from customers are reserved for and recorded in Bad debt provision on the Consolidated Statements of Operations and Comprehensive Income. The allowance for doubtful accounts consisted of the following as of the dates indicated (amounts in thousands):

Balance as of January 1, 2012	$(55)
Addition to provision	(202)
Amounts written off	33

Balance as of June 30, 2012	$(224)

Property and Equipment

Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of the dates indicated (amounts in thousands):

	June 30, 2012	December 31, 2011
Software	$16,080	$12,998
Computer equipment	5,173	4,897
Leasehold improvements	1,856	1,760
Telephone equipment	726	707
Office equipment	1,158	625
Furniture and fixtures	237	224
Web site development costs	655	655

	25,885	21,866
Less: Accumulated depreciation and amortization	(16,386)	(14,335)

Property and equipment, net	$9,499	$7,531

Depreciation and amortization expense for property and equipment was $2.1 million and $1.9 million for the six months ended June 30, 2012 and 2011, respectively, and $1.1 million and $0.9 million for the three months ended June 30, 2012 and 2011, respectively.

Intangible Assets

The Company’s intangible assets consisted of the following as of the dates indicated (amounts in thousands):

	June 30, 2012		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer list	$17,776	$(11,500)	$17,776	$(8,646)
Non-compete agreement	1,859	(1,056)	1,859	(581)
URLs purchased	333	—	333	—
Other intangibles	30	—	30	—

	$19,998	$(12,556)	$19,998	$(9,227)

In April 2011, the Company acquired customer account balances and effective customer agreements from Deutsche Bank AG, relating to Deutsche Bank’s “dbFX” business, for an upfront payment and additional contractual future payments to be made to Deutsche Bank based upon volume generated from the acquired customers over a two-year period following the closing of the acquisition. The Company also acquired a marketing list from Deutsche Bank and agreed to make certain payments to Deutsche Bank if new customers are obtained from such list over the same two-year period. In accordance with ASC 835-30, Interest, the Company is accounting for the payments due to dbFX as a note payable. As such, the total payments due to dbFX under the agreement were discounted to their present value using an imputed rate of interest upon inception. Through June 30, 2012, the Company had recognized $0.2 million in interest expense related to the total payments required to be made under the agreement. The fair value of the assets acquired was $9.7 million and approximately $7.8 million was allocated to the customer list and $1.9 million was allocated to a non-compete agreement. The portion allocated to the customer list is being amortized over its useful life of six years. The portion allocated to the non-compete agreement, an intangible asset, is being amortized over its useful life of two years.

Amortization expense for the purchased intangibles for the three months and six months ended June 30, 2012 was $1.0 million and $2.9 million, respectively. Amortization expense for the purchased intangibles for the three months and six months ended June 30, 2011 was $1.9 million and $3.6 million, respectively. The Company’s remaining estimated amortization expense for each of the five fiscal years ending subsequent to June 30, 2012 is as follows (amounts in thousands):

Years ended December 31:
2012	$2,236
2013	1,656
2014	1,307
2015	1,307
2016	1,307

Goodwill

As of June 30, 2012 and December 31, 2011, the Company had recorded goodwill of $3.1 million. Goodwill is tested for impairment annually, or earlier in the event that impairment indicators are present. In the event that goodwill is impaired, it is written down to fair value based on either a discounted cash flow analysis or on the appraised value. As of the most recent review of goodwill, the Company’s value was in significant excess of the carrying value of goodwill.

Other Assets

Other assets consisted of the following as of the dates indicated (amounts in thousands):

	June 30, 2012	December 31, 2011
Vendor and security deposits	$3,672	$3,774
Current tax receivable	6,762	6,762
Deferred tax assets	5,038	4,471
Investment in Kapitall, Inc.(1)	500	500
Miscellaneous receivables	2,974	2,630

	$18,946	$18,137

(1)	The cost method of accounting is used to account for the Company’s investment in Kapitall, Inc., because the Company does not have the ability to exercise significant influence over Kapitall, Inc.’s operating and financial policies.

4. RELATED PARTY TRANSACTIONS

Certain members of management have personal funds on deposit in customer accounts of Group, LLC, recorded in Payables to customers on the Condensed Consolidated Balance Sheet. The balance of these deposits was $2.0 million at both June 30, 2012 and December 31, 2011.

5. ACQUISITION

On June 27, 2012, GAIN Capital Group, LLC, a wholly-owned subsidiary of Gain Capital Holdings, Inc., and optionsXpress Holdings, Inc., a subsidiary of The Charles Schwab Corporation, entered into a Stock Purchase Agreement whereby the Company will acquire Open E Cry, LLC (“OEC”), an online futures broker, for a purchase price of $12.0 million. Consummation of the transaction is subject to certain conditions, including the absence of any law or order prohibiting the closing and certain other customary closing conditions. The transaction is expected to be completed in the third quarter of 2012.

6. TERM LOAN AND REVOLVER

The Company entered into a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank which provides for a term loan of up to $52.5 million and a $50.0 million revolving line of credit. On March 30, 2012, the Company paid off the balance of the term loan in advance of the July 1, 2012 maturity date. The term loan was payable in 20 quarterly installments of principal and the payments commenced on October 1, 2007. Interest was paid monthly and was based upon the Company’s choice of the prime rate of interest plus 0.5% or the LIBOR rate plus 3.25%. The term loan was secured by certain of the Company’s assets, a pledge of the Company’s membership interests in the Company’s wholly-owned subsidiary GAIN Holdings, LLC and a guarantee by GAIN Holdings, LLC. As of June 30, 2012, there were no amounts outstanding under the revolving line of credit.

In accordance with the provisions of the loan and security agreement, the Company is required to adhere to various financial, regulatory, operational and reporting covenants. As of June 30, 2012 and during the entire term of the loan and security agreement, the Company was and has been in compliance with such covenants.

Loan fees were capitalized to deferred finance costs and are being amortized over the life of the term loan. In connection with paying off the balance of the term loan, the Company expensed the remaining deferred financing costs during the six months ended June 30, 2012. Deferred financing costs amortized to interest expense were immaterial for the three months and six months ended June 30, 2012 and 2011, respectively. The Company had deferred financing costs, recorded in Other assets on the Condensed Consolidated Balance Sheets, of $0.05 million at December 31, 2011.

7. EQUITY

Common Stock

At June 30, 2012 and December 31, 2011, the Company had authorized 60,000,000 shares of Common Stock, of which 36,110,596 were issued and 35,084,776 were outstanding as of June 30, 2012. As of December 31, 2011, there were 35,132,365 shares issued and 34,282,244 outstanding.

Treasury Stock

From the inception of the Company’s share repurchase plan through June 30, 2012, the Company has repurchased 1,025,820 shares of outstanding Common Stock for an aggregate cost of $5.9 million, thereby reducing the number of shares outstanding.

Dividends

In February, May and July 2012, the Company announced the payment of a $0.05 dividend per share of Common Stock. The dividend payments announced in February and May were paid in March and June 2012, respectively, for an aggregate amount of $3.5 million, which was applied against Retained Earnings. The dividend payment announced in July 2012 will be paid on September 21, 2012 to stockholders of record on September 12, 2012.

8. SHARE BASED COMPENSATION

In accordance with ASC 718, Stock Compensation (“ASC 718”), the Company recognizes all share-based payments to employees, including grants of employee stock options, in the Statements of Operations and Comprehensive Income based on their fair values.

ASC 718 requires measurement of share-based payment arrangements at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. The fair value of restricted stock units and restricted stock awards is determined based on the number of units and awards granted and the grant date fair value of GAIN Capital Holdings, Inc.’s Common Stock.

The number of stock options and restricted stock expected to vest is determined by applying the pre-vesting forfeiture rate assumptions to total outstanding stock options and restricted stock.

Total share-based compensation expense for the periods indicated is summarized in the following table (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	$204	$244	$383	$417
Restricted stock units/restricted stock awards	808	1,186	1,503	1,926
Employee stock purchase plan	21	20	40	50

	$1,033	$1,450	$1,926	$2,393

During the six months ended June 30, 2012, grants of 0.6 million shares of restricted stock and approximately 0.3 million options to purchase Common Stock, valued at $3.1 million and $0.7 million, respectively, were made to employees and non-employee members of the Board of Directors.

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

For the Six Months Ended June 30, 2012
Valuation Assumptions
Risk-free rate	0.9%
Expected volatility	48.5%
Expected term (years)	4.75
Dividend yield	—

The following table summarizes the stock option activity under all plans from January 1, 2012 through June 30, 2012:

Stock Options
Outstanding at January 1, 2012	4,442,694
Granted	333,000
Exercised	(799,641)
Forfeited	(73,553)

Outstanding at June 30, 2012	3,902,500

The table below summarizes the activity in the Company’s outstanding restricted stock units and restricted stock awards during the six months ended June 30, 2012:

	Restricted Stock
	Units (1)	Awards
Outstanding at January 1, 2012	1,671,962	317,092
Granted	590,889	—
Delivered	(50,022)	(111,704)
Forfeited	(19,091)	(15,792)

Outstanding at June 30, 2012	2,193,738	189,596

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

9. Earnings per Common Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue Common Stock are exercised, vested or converted into Common Stock, unless they are anti-dilutive. Diluted weighted average common shares includes warrants, vested and unvested stock options and vested and unvested restricted stock units and unvested restricted stock awards. Approximately 0.7 and 0.3 million stock options were excluded from the calculation of diluted earnings per share for the three months and six months ended June 30, 2012, respectively, as they were anti-dilutive. Approximately 0.4 million stock options were excluded from the calculation of diluted earnings per share for the three months and six months ended June 30, 2011, as they were anti-dilutive.

The following table sets forth the computation of earnings per share for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income (in thousands)	$4,435	$10,013	$3,187	$11,416
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	34,945,835	34,544,643	34,710,915	34,156,494

Effect of dilutive securities:
Warrants	—	—	—	325,733
Stock options	1,624,883	2,680,010	1,799,015	2,855,761
RSUs/RSAs	2,106,699	1,861,782	2,095,179	1,640,920

Diluted weighted average common shares outstanding	38,677,417	39,086,435	38,605,108	38,978,908

Earnings per common share
Basic	$0.13	$0.29	$0.09	$0.33

Diluted	$0.11	$0.26	$0.08	$0.29

10. COMMITMENTS AND CONTINGENCIES

Commitments

In connection with the acquisition of the customer assets of dbFX, the Company was required to make certain future minimum payments as well as potential contingent payments based upon the trading volume generated from those customers acquired by the Company for a two year period following their acquisition in April 2011. The aggregate payments were previously included in the Fair Value Measurement table as of December 31, 2011, however, as discussed in Note 3 hereof, this arrangement is accounted for as a note payable and is not subject to fair value measurements. Therefore, the amounts have been excluded from the Fair Value Measurements table as of June 30, 2012 and December 31, 2011. The associated liabilities are recorded in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. As of June 30, 2012, remaining payments based upon the minimum requirements were approximately $3.0 million and the Company estimates no additional contingent payments will need to be made based upon projected trading volumes.

Litigation

From time to time the Company becomes involved in legal proceedings and in each case the Company assesses the likely liability and/or the amount of damages, as appropriate. Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss.

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

On March 31, 2011, Shari Streit Jansen, as Chapter 7 Trustee for the bankruptcy estate of Beau Diamond, brought an adversary proceeding against the Company, as well as several other forex trading firms, in the U.S. Bankruptcy Court in the Middle District of Florida. The complaint sought to recover certain funds transferred to the Company by Mr. Diamond through an entity for which he acted as managing member, Diamond Ventures, LLC, under federal and state fraudulent transfer laws. On June 16, 2011, the Company moved to dismiss the complaint. The parties agreed to mediate their dispute before the Trustee responded to the motion to dismiss and participated in a mediation on September 14, 2011, which resulted in an agreement in principal for settlement of the matter for a sum that is not material to the Company’s financial condition. The adversary proceeding was dismissed on July 20, 2012.

On February 16, 2012, the Company received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom that has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with the Company and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on the Company, the claimants requested, and the Company agreed, to follow the United Kingdom’s Pre-action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. The Company submitted a Response to the Letter Before Claim on July 4, 2012. On July 5, 2012 the Company received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The Company can provide no assurances that this matter will be successfully resolved through the Pre-Action Protocol and will not result in formal litigation, and no assurances can be provided regarding the outcome of any such potential litigation. This matter is currently pending.

11. INCOME TAXES

The Company’s provision for income taxes was $0.9 million for the six months ended June 30, 2012 and $6.8 million for the six months ended June 30, 2011. These amounts reflect effective tax rates of 22.8% and 37.4% for the six months ended June 30, 2012 and 2011, respectively. The Company’s effective tax rate of 22.8% for the six months ended June 30, 2012 reflects the Company’s estimate of the annual effective tax rate. The effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income the Company earns in such jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. For the six month ended June 30, 2012, there was a $0.5 million reduction in the provision for income taxes resulting from the release of valuation allowances in Australia and Hong Kong, representing a 13.1% decrease in our tax rate, which was partially offset by a $0.01 million increase in the provision for income taxes resulting from a change in state apportionment under New Jersey Law representing a 1.1% increase in our tax rate.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Condensed Consolidated Balance Sheet.

12. REGULATORY REQUIREMENTS

GAIN Capital Group, LLC, (“GCG”) the Company’s FCM and RFED subsidiary, is subject to the CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these rules, GCG is required to maintain adjusted net capital of $20.0 million plus 5.0% of the total payables to customers over $10.0 million. At June 30, 2012, GAIN Capital Group maintained an excess in regulatory capital of $32.0 million for a total of 2.3 times the required capital and at all times maintained compliance with all applicable regulations.

GCSI is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended. GCSI is a member of the Financial Industry Regulatory Authority (“FINRA”), Municipal Securities Rulemaking Board (“MSRB”), and Securities Investor Protection Corporation (“SIPC”). Pursuant to the SEC’s Uniform Net Capital Rule 15c3-1, GCSI is required to maintain a minimum net capital balance (as defined) of $0.05 million. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. At June 30, 2012, GCSI maintained an excess in regulatory capital of $0.2 million for a total of 4.8 times the required capital and at all times maintained compliance with all applicable regulations.

GCUK is registered in the UK and regulated by the Financial Services Authority (“FSA”) as a full scope €730k BIPRU Investment Firm. GCUK is required to maintain the greater of $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. The regulatory capital held is required to be in excess of 110% of its requirements at all times. At June 30, 2012, GCUK maintained an excess in regulatory capital of $17.4 million for a total of 2.5 times the required capital and at all times maintained compliance with all applicable regulations.

GC Japan is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 120%, which is derived by dividing Net Capital (as defined) by the sum of GC Japan’s market, counterparty credit risk and operational risk. At June 30, 2012, GC Japan maintained an excess in regulatory capital of $6.6 million for a total of 2.7 times the required capital and at all times maintained compliance with all applicable regulations.

GCAU holds an Australian Financial Services License issued by the Australian Securities & Investments Commission (“ASIC”). GCAU is required to maintain a minimum capital requirement of $0.05 million (0.05 million AUD) plus 5% of adjusted liabilities between $1.02 million (1 million AUD) and $101.6 million (100 million AUD). At June 30, 2012, GCAU maintained an excess in regulatory capital of $2.0 million for a total of 7.2 times the required capital and at all times maintained compliance with all applicable regulations.

GCHK is licensed by the Securities and Futures Commission (“SFC”) to carry out Type 3 Regulated Activity, Leveraged Foreign Exchange Trading. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of the higher of $1.925 million or the sum of 1.5% of its aggregate gross foreign currency position and 5% of its adjusted liabilities and clients’ margin calculated in accordance with applicable rules. At June 30, 2012, GCHK maintained an excess in regulatory capital of $1.8 million for a total of 1.9 times the required capital and at all times maintained compliance with all applicable regulations.

GAIN Global Markets, Inc. (“GGMI”), the Company’s Cayman Island subsidiary, is a registered securities arranger with the Cayman Islands Monetary Authority (“CIMA”). GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or $100,000. At June 30, 2012, GGMI maintained an excess in regulatory capital of $0.3 million for a total of 3.8 times the required capital and at all times maintained compliance with all applicable regulations at June 30, 2012.

Gain Capital-Forex.com Canada Ltd (“GCC”) became registered as an investment dealer with the Investment Industry Regulatory Organization of Canada (“IIROC”) in May 2012. GCC is required to maintain a minimum capital requirement of $0.25 million (0.25 million CAD) and applicable margin and securities concentration charges. At June 30, 2012, GCC maintained an excess in regulatory capital of $1.6 million for a total of 7.2 times the required capital and at all times maintained compliance with all applicable regulations.

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of June 30, 2012 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$24.69	$56.72	$32.03	230%
GAIN Capital Securities, Inc.	$0.05	$0.24	$0.19	480%
GAIN Capital-Forex.com U.K., Ltd.	$11.30	$28.73	$17.43	254%
Forex.com Japan Co., Ltd.	$3.97	$10.62	$6.65	268%
GAIN Capital Forex.com Australia, Pty. Ltd.	$0.33	$2.38	$2.05	721%
GAIN Capital-Forex.com Hong Kong, Ltd.	$1.93	$3.68	$1.75	191%
GAIN Global Markets, Inc.	$0.10	$0.38	$0.28	380%

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital—Forex.com Canada Ltd.	$0.25	$1.80	$1.55	720%

	$42.62	$104.55	$61.93	245%

13. SEGMENT INFORMATION

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

For the three and six months ended June 30, 2012 and June 30, 2011, no single customer accounted for more than 10% of the Company’s trading revenue. The Company does not allocate revenues by geographic regions since the Company selectively hedges customer trades on an aggregate basis and does not have a method to systematically attribute trading volume from a geographic region to associated trading revenue from a particular geographic region.

14. SUBSEQUENT EVENTS

During the period of July 1, 2012 through July 31, 2012, the Company repurchased approximately 0.02 million shares of its outstanding Common Stock under the share repurchase plan, at a cost of approximately $0.1 million.

The Company has evaluated its subsequent events through the filing date of this Quarterly Report on Form 10-Q.

******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, the words “GAIN”, the “Company”, “our”, “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. Our fiscal quarter ended on June 30, 2012.

FORWARD-LOOKING INFORMATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that we “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the section entitled “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and those other factors that are discussed elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described therein and herein are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair the business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

OVERVIEW

We are a global provider of trading services and solutions, specializing in global over-the-counter, or OTC, markets, including spot foreign exchange, or forex, and precious metals, as well as “contracts-for-difference”, or CFDs, which are investment products with returns linked to the performance of an underlying commodity, index or security. We have customers in more than 140 countries worldwide and conduct business from our offices in New York, Bedminster, New Jersey, London, Tokyo, Sydney, Beijing, Hong Kong, Seoul and Singapore.

Our retail trading business, which has historically made up the majority of our business, allows customers to trade through our FOREX.com brand. We also offer retail customers the ability to trade exchange-traded products through our wholly-owned subsidiary, GAIN Securities. Our institutional trading business, GAIN GTX, which we launched in March 2010, serves institutional market participants, including hedge funds, banks and high-frequency trading firms. Our institutional trading business also includes our specialty execution desk, which we launched in September 2011 to facilitate the execution of more complex transactions.

We have invested considerable resources in developing our retail and institutional trading platforms and tools to allow our customers to trade and manage their accounts. While our retail and institutional trading businesses use separate platforms, we are able to leverage our combined scale and trading volume in our relationships with our wholesale trading partners, bank liquidity providers, and other service providers. In addition, we believe the two platforms complement each other, which allows us to cross-sell our services and to leverage our facilities and the technology we develop. Our customers can trade through web-based, downloadable and mobile trading platforms and have access to innovative trading tools to assist them with research, automated trading and account management.

As part of our strategy to diversify our product portfolio and add new revenue sources, we announced in June an agreement to acquire Open E Cry, or OEC, an online futures broker, from optionsXpress, a subsidiary of The Charles Schwab Corporation, for $12 million. As of June 30, 2012, OEC held $95.9 million in customer assets, with 8,101 open accounts. OEC’s revenue was $13.6 million for the year ended December 31, 2011. The transaction is expected to close in during the third quarter of 2012.

Market Overview

In the six months ended June 30, 2012, trading conditions continued to be challenging, principally due to low overall market volatility. In particular, during the three months ended March 31, 2012, volatility levels of the US Dollar Index (which measures the value of the US Dollar relative to a basket of the most widely traded foreign currencies), was at a four year low, while the intraday trading volatility of such currencies was at a five year low. During the three months ended June 30, 2012, market volatility improved modestly, but remained below average 2011 levels.

Key Income Statement Line Items

The following table sets forth key financial metrics for our business for the periods indicated (amounts in thousands):

	Key Financial Data For the three months ended June 30,		Key Financial Data For the six months ended June 30,
	2012	2011	2012	2011
Net Revenue	$45,684	$55,590	$78,930	$95,972
Net income	$4,435	$10,013	$3,187	$11,416
Adjusted net income(1)	$5,019	$11,243	$5,068	$13,711

(1)	See reconciliation of adjusted net income in the ‘Reconciliation of Non-GAAP Financial Metrics’ below.

Revenue

We generate revenue from retail trading revenue, institutional trading revenue, other revenue and interest income.

Retail Trading Revenue

Retail trading revenue is our largest source of revenue. Retail trading revenue represented 89.4% and 89.0% of our total net revenue for the three months and six months ended June 30, 2012, respectively, and 97.3% and 97.9% of our total net revenue for the three months and six months ended June 30, 2011, respectively.

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

•	with respect to the remaining customer trades, which we refer to as our net exposure, we receive the net gains or losses generated through changes in the market value of the currencies held.

For the three months and six months ended June 30, 2012, approximately 97.2% and 96.4%, respectively, of our average daily retail trading volume was either naturally hedged or hedged by us with one of our wholesale forex trading partners, compared to average daily retail trading volume hedged of 96.2% and 96.3% for the three months and six months ended June 30, 2011, respectively. The remaining 2.8% and 3.6% of our average daily retail trading volume for the three and six months ended June 30, 2012, respectively, comprised our net exposure.

We manage our net exposure by applying position and exposure limits established under our risk-management policies and by continuous, active monitoring by our trade desk. Based on our risk management policies and procedures, over time a portion of our net exposure may be hedged with our wholesale forex trading partners. Although we do not actively initiate proprietary directional market positions in anticipation of future movements in the relative prices of the products we offer, through our net exposure we are likely to have open positions in various currencies at any given time. In the event of unfavorable market movements, we may experience a loss as a result of such positions.

Institutional Trading Revenue

Institutional trading revenue includes revenue from our GAIN GTX platform where we earn a commission by acting as agent between the principals in each transaction executed on the platform. This commission-based revenue generally generates lower trading revenue per million dollars traded than the revenue we have historically earned in our retail trading business.

Other Revenue

Other revenue consists of revenue from account management, transaction and performance fees related to customers who have assigned trading authority to our subsidiary Gain Capital Asset Management, or GCAM; inactivity and training fees charged to customer accounts; foreign exchange gains and losses and other miscellaneous items.

Net Interest Expense

Net interest expense consists primarily of the revenue generated by our cash and customer cash held by us at banks, in money market funds and on deposit as collateral with our wholesale forex trading partners, less interest paid to customers on their net account value and interest expense on our term loan. A customer’s net account value equals cash on deposit plus the mark to market value of open positions as of the measurement date.

Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term U.S. government securities. Such deposits and investments earned interest at an average effective rate of approximately 0.2% and 0.1% for the three months and six months ended June 30, 2012, respectively, compared to 0.1% for both the three and six months ended June 30, 2011. Interest paid to customers varies among customer accounts primarily due to the net value of a customer account. From time to time, we also make available interest promotions pursuant to which we may pay certain customers higher levels of interest than that which is paid to other customers. Interest income and interest expense are recorded when earned or incurred, respectively.

Expenses

Our principal operating expenses are comprised of employee compensation and benefits, selling and marketing, trading expenses and commissions and other operating expenses.

Employee Compensation and Benefits

Employee compensation and benefits includes salaries, bonuses, stock-based compensation, contributions to benefit programs and other related employee costs.

Selling and Marketing

Our marketing strategy employs a combination of direct online marketing and focused branding programs, with the goals of raising awareness of our retail offering, FOREX.com, and our GAIN GTX institutional offering, and attracting customers in a cost-efficient manner. We generally adjust our level of advertising spending in relation to overall market activity and other market conditions in an effort to maximize the efficiency of our advertising. Changes in selling and marketing costs may also reflect the introduction of specific marketing campaigns to support product and service launches throughout the year.

Trading Expense and Commissions

Trading expense and commissions consists primarily of compensation paid to our white label partners, introducing brokers and specialty execution desk employees. We generally provide white label partners with the platform, systems and back-office services necessary for them to offer forex trading services to their customers. Introducing brokers identify and direct potential forex trading customers to us. White label partners and introducing brokers generally handle marketing and the other expenses associated with attracting customers. Accordingly, we do not incur any incremental sales and marketing expense in connection with trading revenue generated by customers provided through our white label partners and introducing brokers. We do, however, pay a portion of this trading revenue to our white label partners and introducing broker partners and record this payment under trading expense and commissions. This expense is largely variable and changes are principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us. As such, since in certain periods higher levels of trading volume may not necessarily correlate with higher trading revenue, trading expense and commissions may increase during such periods without a commensurate increase in related trading revenue. This situation occurred in the first three months of 2012, which resulted in an increase in trading expense for the six months ended June 30, 2012 despite a decrease in trading revenue generated by customers introduced to us by white label partners and introducing brokers. Customers introduced by our white label partners and introducing brokers accounted for 36.9% and 37.4% of retail trading volume in the three and six months ended June 30, 2012, respectively. Customers introduced by our white label partners and introducing brokers accounted for 34.4% and 33.3% of retail trading volume in the three and six months ended June 30, 2011, respectively.

Other Operating and Non-Operating Expenses

Other operating expenses include professional fees, product development, software and maintenance, bank fees, communications and data processing, occupancy and equipment, bad debt provision and other miscellaneous expenses.

Non-operating expenses include restructuring charges, depreciation and amortization and purchased intangible amortization. Purchased intangible amortization is a non-operating expense, which consists of amortization related to intangible assets we acquired in 2011 and 2010 in connection with our acquisition of customer accounts in several transactions we executed during these periods. The principal intangible assets acquired were customer assets and a non-compete agreement. These intangible assets have useful lives ranging from one year to six years.

Non-GAAP Financial Measures

We use adjusted net income and adjusted earnings per common share, both of which are non-GAAP financial measures, to evaluate our business. Adjusted net income represents our net income excluding the after-tax impact of amortization of purchased intangibles. Adjusted earnings per share represents our net income per share excluding the after-tax impact of amortization of purchased intangibles. These non-GAAP financial measures have certain limitations, including that they do not have standardized meanings and, therefore, our definitions may be different from similar non-GAAP financial measures used by other companies and/or analysts. Thus, it may be more difficult to compare our financial performance to that of other companies.

However, we believe our reporting of adjusted net income and adjusted earnings per share assists investors in evaluating our operating performance because these measures exclude certain non-operating expenses and non-recurring items. However, because such measures are not measures of financial performance calculated in accordance with GAAP, such measures should be considered in addition to, but not as a substitute for, other measures of our financial performance reported in accordance with GAAP, such as net income and earnings per common share. Below is a reconciliation of these non-GAAP financial measures to the closest comparable GAAP financial measures.

Reconciliation of Non-GAAP Financial Measures

The following table provides a reconciliation of GAAP net income to adjusted net income and adjusted earnings per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income applicable to GAIN Capital Holdings, Inc.	$4,435	$10,013	$3,187	$11,416
Add back of purchased intangible amortization, net of tax	584	1,230	1,881	2,295

Adjusted net income	$5,019	$11,243	$5,068	$13,711

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding used in computing earnings per common share:
Basic	34,945,835	34,544,643	34,710,915	34,156,494

Diluted	38,677,417	39,086,435	38,605,108	38,978,908

Earnings per common share:
Basic	$0.13	$0.29	$0.09	$0.33

Diluted	$0.11	$0.26	$0.08	$0.29

Adjusted earnings per common share:
Basic	$0.14	$0.33	$0.15	$0.40

Diluted	$0.13	$0.29	$0.13	$0.35

Operating Metrics

The following table sets forth key operating metrics for our business for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Customer trading volume (billions)	$783.3	$454.6	$1,636.4	$967.1
Retail trading volume (billions)	$340.8	$357.2	$725.9	$759.7
Institutional trading volume (billions)	$442.5	$97.4	$910.5	$207.4
Traded retail accounts	36,660	36,868	45,349	47,395
Retail trading revenue per million traded	$119.8	$151.4	$96.8	$123.6
Funded retail accounts	74,621	78,395	74,621	78,395
Client Assets (millions)	$320.2	$293.1	$320.2	$293.1

Customer Trading Volume

Customer trading volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our customers. Approximately 43.5% and 44.4% of our customer trading volume for the three months and six months ended June 30, 2012, respectively, was generated by our retail forex business, compared to 78.6% and 78.5% for the three months and six months ended June 30, 2011, respectively. The remaining 56.5% and 55.6% of our customer trading volume for the three months and six months ended June 30, 2012, respectively, and 21.4% and 21.5% of our customer trading volume for the three and six months ended June 30, 2011, respectively, was generated by our institutional trading business. The significantly higher percentages of institutional trading volume in the 2012 periods reflects the accelerating growth of our institutional trading business, which we launched in 2010.

We believe that our customer trading volumes are driven by ten main factors. Six of these factors are broad external factors outside of our control that generally impact the market for forex and CFD trading, as well as customer trading volumes, and include:

•	changes in the financial strength of market participants;

•	economic and political conditions;

•	trends in business and finance;

•	changes in the supply, demand and volume of foreign currency transactions;

•	legislative changes; and

•	regulatory changes.

Several of the above factors impact the volatility of foreign currency rates, which has generally been positively correlated with forex and CFD trading volume. Our customer trading volume is also affected by the following additional factors:

•	the effectiveness of our sales activities;

•	the competitiveness of our Forex.com offerings;

•	the effectiveness of our customer service team; and

•	the effectiveness of our marketing activities.

In order to increase retail trading volume, we focus our marketing and our customer service activities on attracting new customers and by providing trading tools, education and other resources to our customers. In order to increase our institutional trading volume, we focus on raising awareness of our GAIN GTX platform and on developing and maintaining strong relationships with institutional market participants.

For the three months and six months ended June 30, 2012 and June 30, 2011, no single customer accounted for more than 5.0% of our overall trading volume for such periods.

Traded Retail Accounts

Traded retail accounts represent customers who executed at least one trade during the relevant period. We believe traded retail accounts is an important operating metric because it correlates to our trading volume and revenue. The number of our traded retail accounts in a given fiscal period is affected by the structure of our arrangements with our partners. For example, as part of our growth strategy in the Asia Pacific region, we have entered into omnibus agreements with various partners in the region. Regardless of the number of individual accounts, whether open and/or funded, that are introduced to us by each of these partners, because of the omnibus nature of our agreements, we recognize only one open and funded account in connection with each such partner relationship. For the six months ended June 30, 2012, we had 8 omnibus relationships in the Asia Pacific region which accounted for 3.0% of our total retail volume during the period.

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

Funded Retail Accounts

Funded retail accounts represents retail customers who maintain cash balances with us. We believe the number of funded retail accounts is an important indicator of our ability to attract new retail customers that can potentially lead to trading volume and revenue in the future; however, it does not represent actual trades executed. In addition, as noted above with respect to Traded Retail Accounts, the structure of our arrangements with our partners can affect the number of funded retail accounts in a given fiscal period because, for example, where we have an omnibus agreement in place with a partner we recognize only one funded retail account in connection with that agreement regardless of the number of individual funded retail accounts introduced to us by such partner.

Client Assets

Client assets represents amounts due to clients, including customer deposits and unrealized gains or losses arising from open positions. We believe that increases in client assets are positively correlated with our customers’ ability to engage in additional trading activity.

RESULTS OF OPERATIONS

Revenue (amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Retail trading revenue	$40,840	$54,084	$70,274	$93,912
Institutional trading revenue	4,228	862	7,978	1,907
Other revenue	653	834	778	716

Total non-interest revenue	45,721	55,780	79,030	96,535
Interest revenue	198	151	286	253
Interest expense	(235)	(341)	(386)	(816)

Total net interest revenue / (expense)	(37)	(190)	(100)	(563)

Net revenue	$45,684	$55,590	$78,930	$95,972

Total net revenue decreased $9.9 million, or 17.8%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. This decrease was principally the result of a $13.2 million decrease in retail trading revenue, partially offset by an increase in institutional trading revenue of $3.4 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Our total net revenue decreased $17.0 million, or 17.8%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, principally as a result of a $23.6 million decrease in retail trading revenue, partially offset by an increase in institutional trading revenue of $6.1 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

Retail trading volumes decreased for the three and six months ended June 30, 2012 compared to the same periods in 2011, as a result of challenging trading conditions principally due to low overall market volatility. In particular, with the average true range and intraday trading volatility of the major currencies that we offer at multi-year lows, our ability to generate trading revenue was adversely affected in the first quarter of 2012, which resulted in retail revenue per million traded for the six months ended June 30, 2012 of $96.8, a decrease of $26.8 from $123.6 during the six months ended June 30, 2011. During the three months ended June 30, 2012, market volatility improved modestly, but remained below the levels experienced in the three months ended June 30, 2011.

Institutional trading revenue increased $3.4 million and $6.1 million for the three months and six months ended June 30, 2012, compared to the three months and six months ended June 30, 2011, respectively, due to an increase in trading volume generated from our institutional trading business which includes our GAIN GTX electronic execution platform and our specialty execution desk. The GAIN GTX electronic institutional trading platform was launched in March 2010 and our specialty execution desk commenced operations in September 2011.

Other revenue was relatively consistent for the three months ended June 30, 2012 and June 30, 2011 at $0.7 million and $0.8 million, respectively. Similarly, other revenue for the six months ended June 30, 2012 was consistent with the prior year period ending June 30, 2011 at $0.8 million and $0.7 million, respectively.

Net interest revenue increased $0.2 million and $0.5 million for the three months and six months ended June 30, 2012, compared to the three months and six months ended June 30, 2011, respectively, as we paid off our note payable in the first quarter of 2012 and did not incur the related interest expense thereafter.

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total operating expenses (amounts in thousands)	$39,696	$39,588	$74,801	$77,734

As a percentage of net revenue	86.9%	71.2%	94.8%	81.0%

Total operating expenses were consistent for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Changes in our operating expenses included a $1.7 million decrease in selling and marketing expenses and a $1.0 million decrease in purchased intangible amortization, which were offset by an increase of $1.0 million in compensation and benefits expense, a $0.8 million increase in trading expenses and commissions, a $0.6 million one-time restructuring charge related to severance and a $0.4 million increase in other expenses.

Total operating expenses decreased $2.9 million, or 3.8%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Changes in our operating expenses included a $4.8 million decrease in selling and marketing expenses, a $0.8 million decrease in purchased intangible amortization, a decrease in bank fees of $0.4 million and a decrease in bad debt provisions of $0.4 million, which were partially offset by an increase in trading expenses and commissions of $2.3 million, a $0.6 million one-time restructuring charge related to severance, an increase in product development, software and maintenance of $0.3 million and an increase in employee compensation and benefits of $0.2 million.

Employee Compensation and Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Employee compensation and benefits (amounts in thousands)	$13,206	$12,200	$23,519	$23,344

As a percentage of net revenue	28.9%	21.9%	29.8%	24.3%

Employee compensation and benefits expenses increased $1.0 million, or 8.2%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The increase was due to an increase in salary expense of $0.8 million and an increase in bonus expense of $0.7 million, partially offset by a decrease in stock compensation of $0.5 million.

Employee compensation and benefits expenses increased $0.2 million, or 0.7%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The increase was due to an increase in salary expense of $1.8 million, which was partially offset by decreases in bonus expense of $0.7 million, stock compensation of $0.6 million and payroll tax expense of $0.3 million. The decrease in bonus costs was due to lower operating results during the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

Selling and Marketing Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Selling and marketing (amounts in thousands)	$7,241	$8,954	$14,368	$19,166

As a percentage of net revenue	15.9%	16.1%	18.2%	20.0%

Selling and marketing expenses for the three months and six months ended June 30, 2012 decreased $1.7 million, or 19.1%, and $4.8 million, or 25.0%, compared to the three months and six months ended June 30, 2011, respectively. The decrease in selling and marketing expenses in both periods was primarily due to a realignment of marketing expense to regions with higher growth potential and lower customer acquisition costs. In addition, selling and marketing expense was reduced as a response to the challenging forex market conditions during such periods.

Trading Expense and Commissions

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Trading expenses and commissions (amounts in thousands)	$9,202	$8,431	$17,935	$15,617

As a percentage of net revenue	20.1%	15.2%	22.7%	16.3%

Trading expenses and commissions for the three months and six months ended June 30, 2012 increased $0.8 million, or 9.1%, and $2.3 million, or 14.8%, compared to the three and six months ended June 30, 2011, respectively. The change in trading expense was driven by the increase in clearing fees associated with our institutional business, which directly correlates to the increase in institutional trading volume.

Purchased intangible amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Purchased intangible amortization (amounts in thousands)	$953	$1,959	$2,885	$3,656
As a percentage of net revenue	2.1%	3.5%	3.7%	3.8%

Purchased intangible amortization for the three months and six months ended June 30, 2012 decreased $1.0 million, or 51.0%, and $0.8 million, or 21.9%, compared to the three months and six months ended June 30, 2011 respectively. The decrease was due to the purchased intangible assets acquired from Capital Market Services, LLC (“CMS”) in October 2010 becoming fully amortized during the beginning of the quarter in 2012, whereas we recorded purchased intangible amortization during the full three months and six months ended June 30, 2011.

Professional Fees

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Professional fees (amounts in thousands)	$1,191	$1,134	$2,007	$1,963

As a percentage of net revenue	2.6%	2.0%	2.5%	2.0%

Professional fees remained generally consistent for the three months and six months ended June 30, 2012 compared to the three months and six months ended June 30, 2011. Professional fees primarily consist of accounting, tax and legal fees.

Product Development, Software and Maintenance

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product development, software and maintenance (amounts in thousands)	$1,097	$1,100	$2,214	$1,950

As a percentage of net revenue	2.4%	2.0%	2.8%	2.0%

Product development, software and maintenance expenses for the three months ended June 30, 2012, remained generally consistent compared to the three months ended June 30, 2011.

Product development, software and maintenance expenses for the six months ended June 30, 2012 increased $0.3 million, or 13.5%, compared to the six months ended June 30, 2011. This increases was primarily due to higher costs incurred in the first quarter of 2012 in connection with development efforts associated with a new CFD offering to be launched in the third quarter of 2012.

Restructuring

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Restructuring (amounts in thousands)	$634	$—	$634	$—

As a percentage of net revenue	1.4%	—	0.8%	—

The restructuring expenses reflect a $0.6 million increase in compensation and benefits expense which arose in connection with headcount reductions implemented in the three months ended June 30, 2012.

Other Operating and Non-Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other operating expenses (amounts in thousands)	$6,172	$5,810	$11,239	$12,038

As a percentage of net revenue	13.5%	10.5%	14.2%	12.5%

Other operating and non-operating expenses for the three months ended June 30, 2012 increased by $0.4 million, or 6.2%, compared to the three months ended June 30, 2011. The increase was due primarily to an increase in regulatory assessment fees of $0.1 million and an increase in professional dues and memberships of $0.1 million.

Other operating and non-operating expenses for the six months ended June 30, 2012 decreased by $0.8 million, or 6.6%, compared to the six months ended June 30, 2011. The decrease was due primarily to the decrease in bank fees of $0.4 million and a decrease in our provision for bad debt of $0.4 million.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income tax expense (amounts in thousands)	$1,553	$5,989	$942	$6,822

As a percentage of net revenue	3.4%	10.8%	1.2%	7.1%

Income taxes for the three months and six months ended June 30, 2012 decreased $4.4 million, or 73.5%, and $5.9 million, or 86.5%, compared to the three months and six months ended June 30, 2011, respectively, as a result of a decrease in our income before income tax expense and the release of valuation allowances for some our foreign subsidiaries.

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

We primarily hold our cash at financial institutions, including banks and our wholesale forex trading partners. Such cash is primarily invested in cash, money market funds, and short-term U.S. government securities. In general, we believe all of our investments are of high credit quality and we have adequate liquidity to conduct our businesses.

As a holding company, cash from operations is generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. Some of our operating subsidiaries are subject to requirements of regulatory bodies, including the CFTC and NFA in the United States, the Financial Services Authority in the United Kingdom, the Financial Services Agency in Japan, the Securities and Futures Commission in Hong Kong, the Australian Securities and Investments Commission and the Cayman Islands Monetary Authority, relating to liquidity and capital standards, which limit funds available for the payment of dividends to us. As a result of such restrictions, we may be unable to access cash that is generated by our operating subsidiaries. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GAIN Capital Group, LLC’s net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

The following table describes the minimum regulatory capital our subsidiaries were required to maintain as of June 30, 2012, and the actual amounts of capital that were maintained as of such date (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$24.69	$56.72	$32.03	230%
GAIN Capital Securities, Inc.	$0.05	$0.24	$0.19	480%
GAIN Capital-Forex.com U.K., Ltd.	$11.30	$28.73	$17.43	254%
Forex.com Japan Co., Ltd.	$3.97	$10.62	$6.65	268%

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Forex.com Australia, Pty. Ltd.	$0.33	$2.38	$2.05	721%
GAIN Capital-Forex.com Hong Kong, Ltd.	$1.93	$3.68	$1.75	191%
GAIN Global Markets, Inc.	$0.10	$0.38	$0.28	380%
GAIN Capital-Forex.com Canada Ltd.	$0.25	$1.80	$1.55	720%

	$42.62	$104.55	$61.93	245%

GAIN Capital Group, LLC, our U.S. futures commission merchant and forex dealer subsidiary, is subject to the CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these rules, GAIN Capital Group, LLC is required to maintain adjusted net capital of $20.0 million plus 5.0% of the total payables to customers over $10.0 million, as these terms are defined under applicable rules. Net capital represents our current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets consist primarily of cash and cash equivalents reported on our balance sheet as cash, receivables from banks and brokers and trading securities, which primarily consist of short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of June 30, 2012, GAIN Capital Group, LLC had net capital of approximately $69.3 million, adjusted net capital of $56.7 million and net capital requirements of $24.7 million. As of June 30, 2012, the excess net capital of GAIN Capital Group, LLC was $32.0 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements.

We are required to maintain cash on deposit with our wholesale forex trading partners in order to conduct our trading activities. As of June 30, 2012, we posted $115.7 million in cash with wholesale forex trading partners, of which $12.0 million was required as collateral pursuant to our agreements for holding spot foreign exchange positions with such institutions, and the remaining $103.7 million represented available cash in excess of required collateral. As of June 30, 2012, total client assets were $320.2 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from our clients’ open positions.

We have incurred increased costs as a result of having publicly traded common stock. Prior to our IPO in December 2010, we were not subject to the reporting requirements of the Exchange Act, or the other rules and regulations of the SEC or any securities exchange. We have and continue to invest in enhancing our financial and management control systems, including our corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems, to manage our growth as a public company. We also have and continue to incur costs associated with corporate governance requirements, including requirements under Sarbanes-Oxley Act 2002, as amended, as well as rules implemented by the SEC and the New York Stock Exchange, or NYSE.

In the table set forth below, we have outlined the Company’s total available liquidity at June 30, 2012 and at December 31, 2011 (amounts in millions):

	As of June 30, 2012	As of December 31, 2011
Cash & cash equivalents	$22.4	$60.3
Cash & cash equivalents held for customers	320.2	310.4
Short term investments	0.1	0.1
Receivable from banks and brokers(1)	115.7	85.4

Total operating cash	458.4	456.2
Less: Cash & cash equivalents held for customers	(320.2)	(310.4)

Free operating cash	138.2	145.8
Less: Minimum regulatory capital requirements	(42.6)	(35.8)
Less: Note payable	—	(7.9)

Free cash available(2)	95.6	102.1
Add: Available credit facility	50.0	50.0

Available cash and liquidity	$145.6	$152.1

(1)	Reflects cash that would be received from brokers following the close-out of all open positions.
(2)	Excludes current liabilities of $17.7 million and capital charges associated with open positions.

Credit Facility

We have a $50.0 million revolving line of credit through a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank. As of June 30, 2012, there were no amounts outstanding under the revolving line of credit. See Note 6. Term Loan and Revolver to the financial statements contained in this quarterly report on page 12.

Cash Flow

The following table sets forth a summary of our cash flow for the six months ended June 30, 2012 and the six months ended June 30, 2011 (amounts in thousands):

	For the Six Months Ended June 30,
	2012	2011
Cash (used)/provided by operating activities	$(11,883)	$69,636
Cash used for investing activities	(3,574)	(4,409)
Cash used for financing activities	(11,898)	(3,727)
Effect of exchange rate changes on cash and cash equivalents	(710)	371

Net (decrease)/increase in cash and cash equivalents	$(28,065)	$61,871

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

Amounts posted as collateral with wholesale forex trading partners are classified on our balance sheet as receivables from banks and brokers and represent collateral required to be posted for us to hold spot foreign exchange positions, as well as the cash posted with wholesale forex trading partners in excess of required collateral. We post cash with wholesale forex trading partners in excess of required collateral to allow for adverse currency price moves relative to our positions, which raises our level of required collateral. The amount of cash posted with wholesale forex trading partners in excess of required collateral is discretionary and may increase or decrease in future periods as we determine the most efficient uses of our cash.

Our largest operating expenses are employee compensation and benefits, selling and marketing expenses, trading expenses and commissions and income taxes. Employee compensation and benefits include salaries, bonuses and other employee related costs. Selling and marketing expenses include online and search engine advertising and print and television advertising. Trading expenses and commissions consists primarily of compensation paid to our white label partners and introducing brokers and clearing fees. Income taxes are variable based on our taxable income. Other cash expense categories include interest expense on notes payable, bank fees, communications and data processing, occupancy and equipment, professional fees and other miscellaneous expenses. Our operating expenses may increase in future periods in order to support the overall growth of our business.

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

Cash (used)/ provided by operating activities was $11.9 million of cash used by operating activities for the six months ended June 30, 2012, compared to cash provided by operating activities of $69.6 million for the six months ended June 30, 2011. The primary reasons for the decrease in cash provided by operating activities were a decrease in net income of $8.2 million, a decrease in receivables from banks and brokers of $32.5 million, a decrease in trading securities of $20.0 million, a decrease in payables to customers of $15.5 million, a decrease in other assets of $4.5 million and a decrease in payables to brokers, dealers, FCMs and other regulated entities of $3.5 million, partially offset by an increase in accrued compensation and benefits of $2.1 million.

Cash used for investing activities was $3.6 million for the six months ended June 30, 2012, compared to $4.4 million for the six months ended June 30, 2011. The decrease in cash used for investing activities was primarily due to a decrease in purchases of intangibles of $2.5 million, partially offset by an increase in cash used for internally developed software of $1.7 million.

Cash used for financing activities was $11.9 million for the six months ended June 30, 2012, compared to $3.7 million for the six months ended June 30, 2011. The increase in cash used for financing activities of $8.2 million included dividend payments of $3.5 million, an increase in payments on our note payable of $2.6 million, an increase in the dbFX acquired customer asset payments of $1.4 million and an increase of $0.7 million in payments related to the purchase of treasury stock through our share buyback program.

Capital Expenditures

Capital expenditures were $3.6 million for the six months ended June 30, 2012, compared to $1.9 million for the six months ended June 30, 2011. Capital expenditures for the six months ended June 30, 2012 and the six months ended June 30, 2011 were primarily related to the development of our trading platforms and websites. Such capital expenditures accelerated in 2012 as we are approaching the launch of our new CFD trading platform in the third quarter of 2012.

Commitments and Contractual Obligations

For the six months ended June 30, 2012, there were no significant changes to our vendor obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. On March 30, 2012, we paid off the amounts outstanding under our term loan, and as of June 30, 2012 we have no debt. The following table sets forth our contractual obligations as of June 30, 2012 (amounts in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$18,006	$2,263	$3,173	$2,443	$10,127
Contingent liabilities related to asset acquisitions	$2,949	$2,949	—	—	—

Total	$20,955	$5,212	$3,173	$2,443	$10,127

Off-Balance-Sheet Arrangements

At June 30, 2012 and December 31, 2011, we did not have any off-balance-sheet arrangements.

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

Revenue Recognition

Foreign exchange contracts generally involve the exchange of two currencies at market rates on a specified date; spot contracts usually require the exchange of currencies to occur within two business days of the contract date. Customer transactions and related revenue and expenses are recorded on a trade-date basis. Gains or losses are realized when customer transactions are liquidated. Unrealized gains or losses on cash positions revalued at prevailing foreign currency exchange rates (the difference between contract price and market price) at the date of the balance sheet are included in Receivables from banks and brokers, Payables to customers and Payables to brokers, dealers, FCMs and other regulated entities on the Condensed Consolidated Balance Sheet. Changes in net unrealized gains or losses are recorded in Trading revenue on the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against Other assets on our Condensed Consolidated Balance Sheet, totaled approximately $0.2 million at June 30, 2012 and $0.1 million at December 31, 2011, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management may also change, which could affect the level of our future provision for doubtful accounts.

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

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements. Our net interest expense is directly affected by the spread between the short-term interest rates we pay our customers on their balances and the short-term interest rates we earn from re-investing their cash. These spreads can widen or narrow when interest rates change. In addition, a portion of our interest income relates to customer balances on which we do not pay interest and, therefore, is directly affected by the absolute level of short-term interest rates. As a result, a portion of our interest income will decline if interest rates fall, regardless of the interest rate spreads that affect the remaining portion of our interest income. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and customer cash held is held in cash and cash equivalents including cash at banks, deposits at wholesale forex trading partners and in money market funds, which invest in short-term U.S. government securities. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of June 30, 2012, a 100 basis point increase in short-term interest rates would result in an increase of approximately $4.6 million in annual pretax income.

Foreign Currency Exposures

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our assets denominated in foreign currencies as well as our earnings due to the translation of the balance sheets and income statements of our foreign subsidiaries from local currencies to United States dollars. We currently have limited exposure to currency risk and as of June 30, 2012, 77.6% of our assets, 69.9% of our liabilities, 88.5% of our revenue and 78.2% of our expenses were denominated in U.S. dollars. We do not take proprietary directional positions to mitigate our exposure to changes in foreign currency exchange rates.

Credit Risk

Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. As a result, we require that each trade must be collateralized in accordance with our margin policies described below. Each customer is required to have minimum funds in their account for opening positions, which we refer to as the initial margin, and for maintaining positions, which we refer to as maintenance margin, depending on the currency pair being traded. Margin requirements are expressed as a percentage of the customer’s total position in that currency, and the customer’s total margin requirement is based on the aggregate margin requirement across all of the positions that a customer holds at any one moment in time. Each net position in a particular currency pair is margined separately. Accordingly, we do not net across different currency pairs, thereby following a fairly conservative margin policy. Our systems automatically monitor each customer’s margin requirements in real time, and we confirm that each of our customers has sufficient cash collateral in his or her account before we execute their trades. If at any point in time a customer has “negative equity” because his or her trading position does not comply with the applicable margin requirement, the position may be automatically liquidated, in part or in full, in accordance with our margin policies and procedures. This policy protects both us and the customer. The incidence of negative equity in customer accounts was immaterial to our operations in the six months ended June 30, 2012 and June 30, 2011, which we believe was attributable to our real-time margining and liquidation policies and procedures. Our margin and liquidation policies are set forth in our customer agreements.

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

Market Risk

We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not take proprietary directional market positions and therefore do not initiate market positions for our own account in anticipation of future movements in the relative prices of the products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of June 30, 2012, we maintained capital levels of $104.6 million, across all of our regulated subsidiaries, which represented approximately 2.5 times the capital we were required to hold.

Cash Liquidity Risk

In normal conditions, our business is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currency pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with nine financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers’ desire. We generally maintain collateral on deposit, which includes our funds and our customers’ funds. Collateral on deposit ranged from $92.1 million to $116.2 million in the aggregate for the six months ended June 30, 2012.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, as of the end of the period covered by this Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For the six months ended June 30, 2012, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part II, Item 1 of our Form 10-Q for the three months ended March 31, 2012, filed on May 10, 2012, and Part I, Item 3 of our Form 10-K for the year ended December 31, 2011, filed on March 15, 2012. The following supplements and amends those discussions.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our quarterly or annual operating results, cash flows or consolidated balance sheet.

As previously disclosed, on March 31, 2011, Shari Streit Jansen, as Chapter 7 Trustee for the bankruptcy estate of Beau Diamond, brought an adversary proceeding against us, as well as several other forex trading firms, in the U.S. Bankruptcy Court in the Middle District of Florida. The complaint seeks to recover certain funds transferred to us by Mr. Diamond through an entity for which he acted as managing member, Diamond Ventures, LLC, under federal and state fraudulent transfer laws. On June 16, 2011, we moved to dismiss the complaint. The parties agreed to mediate their dispute before the Trustee responded to the motion to dismiss and participated in a mediation on September 14, 2011, which resulted in an agreement in principal for settlement of the matter for a sum that is not material to our financial condition. The adversary proceeding was dismissed on July 20, 2012.

On February 16, 2012, we received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom that has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with us and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on us, the claimants requested, and we agreed, to follow the United Kingdom’s Pre-action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. We submitted a Response to the Letter Before Claim on July 4, 2012. On July 5, 2012 we received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. We can provide no assurances that this matter will be successfully resolved through the Pre-Action Protocol and will not result in formal litigation, and no assurances can be provided regarding the outcome of any such potential litigation. This matter is currently pending.

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

(a) Unregistered Sales of Equity Securities

None.

(b) Purchase of Equity Securities by the Issuer

The following table presents information regarding our purchases of our Common Stock in the second quarter of 2012:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1, 2012 – April 30, 2012	18,112	$5.00	18,112	$4,856,173
May 1, 2012 – May 31, 2012	150,371	$4.80	150,371	$4,130,905
June 1, 2012 – June 30, 2012	—	—	—	$4,130,905

Total	168,483	$4.82	168,483	$4,130,905

(1)

On May 16, 2011, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $10.0 million for the purchase of the Company’s Common Stock over a one-year period.

(2)	Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Stock Purchase Agreement between optionsXpress Holdings, Inc. and GAIN Capital Group, LLC dated as of June 27, 2012*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS+**	XBRL Instance

101.SCH+**	XBRL Taxonomy Extension Schema

101.CAL+**	XBRL Taxonomy Extension Calculation

101.DEF+**	XBRL Taxonomy Extension Definition

101.LAB+**	XBRL Taxonomy Extension Labels

101.PRE+**	XBRL Taxonomy Extension Presentation

*	Filed herewith.
+	XBRL (Extensible Business Reporting Language) information is furnished and not filed, and is not a part of a registration statement or prospectus, for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
**	The Company will be furnishing Exhibit 101 within 30 days of the filing date of this Form 10-Q, as allowed under the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2012	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2012	/s/ Daryl J. Carlough
Daryl J. Carlough
Interim Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller (Principal Financial and Accounting Officer)