Form 10-Q/A
period 2012-06-30
GAIN Capital Holdings, Inc.
filed 2012-08-14
CIK 1444363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012 is being filed solely for the purpose of furnishing Exhibit 101 to the Form 10-Q which contains the XBRL (Extensible Business Reporting Language) information. No information contained within the Form 10-Q previously filed on August 9, 2012 has changed.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Stock Purchase Agreement between optionsXpress Holdings, Inc. and GAIN Capital Group, LLC dated as of June 27, 2012†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.†

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.†

32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

†	Previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2012 on August 9, 2012.
+	XBRL (Extensible Business Reporting Language) information is furnished and not filed, and is not a part of a registration statement or prospectus, for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

36

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	/s/ Daryl J. Carlough
Daryl J. Carlough
Interim Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller (Principal Financial and Accounting Officer)

37