Form 10-Q
period 2012-09-30
GAIN Capital Holdings, Inc.
filed 2012-11-09
CIK 1444363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012.

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

As of November 2, 2012, the registrant had 35,122,279 shares of common stock, $0.00001 par value per share, outstanding.

GAIN Capital Holdings, Inc.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011	4
	Condensed Consolidated Statement of Changes in Equity	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	6

	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	31

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6.	Exhibits	33

SIGNATURES		34

EXHIBIT INDEX

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

GAIN CAPITAL HOLDINGS, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

(in thousands, except share data)

	As of September 30,	As of December 31,
	2012	2011
ASSETS:
Cash and cash equivalents	$7,651	$60,221
Cash and cash equivalents held for customers	426,565	310,447
Short term investments	45,036	82
Receivables from banks and brokers	83,917	85,401
Property and equipment, net	9,907	7,531
Prepaid assets	8,421	9,899
Goodwill	10,154	3,092
Intangible assets, net	10,728	10,771
Other assets, net	17,239	18,137

Total assets	$619,618	$505,581

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Payables to brokers, dealers, FCMs and other regulated entities	$12,554	$17,305
Payables to customers	414,011	293,142
Accrued compensation and benefits	4,911	4,966
Accrued expenses and other liabilities	15,499	14,885
Income tax payable	2,624	2,578
Notes payable	—	7,875

Total liabilities	449,599	340,751

Shareholders’ equity
Common stock ($0.00001 par value; 60.0 million shares authorized; 36,395,970 and 35,132,365 shares issued; 35,243,709 and 34,282,244 shares outstanding as of September 30, 2012 and December 31, 2011)	—	—
Accumulated other comprehensive income	954	316
Additional paid-in capital	84,343	79,551
Treasury stock, at cost 1,152,261 shares at September 30, 2012 and 850,121 shares at December 31, 2011	(6,455)	(5,017)
Retained earnings	91,177	89,980

Total shareholders’ equity	170,019	164,830

Total liabilities and shareholders’ equity	$619,618	$505,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE:
Retail trading revenue	$34,316	$52,156	$104,590	$146,068
Institutional trading revenue	4,189	1,202	12,167	3,109
Other revenue	1,403	811	2,181	1,527

Total non-interest revenue	39,908	54,169	118,938	150,704
Interest revenue	119	92	405	345
Interest expense	(42)	(334)	(428)	(1,150)

Total net interest revenue / (expense)	77	(242)	(23)	(805)

Net revenue	39,985	53,927	118,915	149,899

EXPENSES:
Employee compensation and benefits	11,905	11,563	35,424	34,907
Selling and marketing	5,748	8,788	20,116	27,954
Trading expenses and commissions	8,927	9,927	26,862	25,544
Bank fees	819	1,286	2,505	3,409
Depreciation and amortization	1,126	986	3,234	2,886
Purchased intangible amortization	565	2,720	3,450	6,376
Communications and data processing	786	702	2,289	2,114
Occupancy and equipment	1,219	1,154	3,511	3,468
Bad debt provision	46	173	248	776
Professional fees	1,551	1,881	3,557	3,844
Product development, software and maintenance	1,105	1,019	3,319	2,969
Restructuring	—	—	634	—
Other	1,757	1,945	5,205	5,631

Total	35,554	42,144	110,354	119,878

INCOME BEFORE INCOME TAX EXPENSE	4,431	11,783	8,561	30,021
Income tax expense	1,210	4,165	2,152	10,987

NET INCOME	3,221	7,618	6,409	19,034

Other comprehensive income /(loss), net of tax:
Foreign currency translation adjustment	210	(342)	638	521

NET COMPREHENSIVE INCOME	3,431	7,276	7,047	19,555

Net income	$3,221	$7,618	$6,409	$19,034

Earnings per common share:
Basic	$0.09	$0.22	$0.18	$0.55

Diluted	$0.08	$0.20	$0.16	$0.49

Weighted average common shares outstanding used in computing earnings per common share:
Basic	35,250,404	34,625,525	34,893,622	34,313,987

Diluted	38,560,657	38,916,038	38,927,673	39,025,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCE — December 31, 2011	34,282,244	$—	$(5,017)	$79,551	$89,980	$316	$164,830
Exercise of options	999,292	—	—	1,873	—	—	1,873
Conversion of restricted stock into common stock	219,125	—	—	—	—	—	—
Shares issued under employee stock purchase plan	45,188	—	—	216	—	—	216
Repurchase of shares	(302,140)	—	(1,438)	—	—	—	(1,438)
Stock compensation expense	—	—	—	2,623	—	—	2,623
Foreign currency translation adjustment	—	—	—	—	—	638	638
Tax benefit of stock options exercises	—	—	—	80	—	—	80
Dividend payment ($0.05 dividend per share for each respective quarter in 2012)	—	—	—	—	(5,212)	—	(5,212)
Net income	—	—	—	—	6,409	—	6,409

BALANCE — September 30, 2012	35,243,709	$—	$(6,455)	$84,343	$91,177	$954	$170,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,409	$19,034
Adjustments to reconcile net income to cash provided by operating activities
Loss/(Gain) on foreign currency exchange rates	1,908	(73)
Depreciation and amortization	6,684	8,747
Change in fair value of contingent liability	—	516
Deferred taxes	(1,080)	(2,921)
Net interest income	—	60
Amortization of deferred financing costs	51	65
Bad debt provision	216	776
Loss on disposal of fixed assets	34	3
Stock compensation expense	2,623	3,337
Changes in operating assets and liabilities:
Cash and cash equivalents held for customers	(10,760)	(28,176)
Short term investments	—	(7)
Trading securities	—	20,000
Receivables from banks and brokers	1,000	19,581
Prepaid assets	1,637	(451)
Other assets	(150)	1,878
Payables to customers	15,262	17,954
Accrued compensation and benefits	(97)	(1,979)
Payables to brokers, dealers, FCMs and other regulated entities	(4,750)	9,460
Accrued expenses and other liabilities	61	2,647
Income tax payable	46	4,443

Cash provided by operating activities	19,094	74,894

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,486)	(2,872)
Purchase of treasury bills	(44,954)	—
Acquisition and funding of OEC, net of cash acquired	(6,813)
Purchase of intangible assets	—	(2,547)

Cash used for investing activities	(58,253)	(5,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquired assets	(1,818)	(1,529)
Payment on notes payable	(7,875)	(7,875)
Proceeds from exercise of stock options	1,873	536
Proceeds from exercise of warrants	—	1,270
Proceeds from employee stock purchase plan	216	165
Purchase of treasury stock	(1,439)	(3,275)
Tax benefit from employee stock option exercises	(24)	—
Dividend payment	(5,212)	—

Cash used for financing activities	(14,279)	(10,708)

Effect of exchange rate changes on cash and cash equivalents	868	(1,533)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(52,570)	57,234
CASH AND CASH EQUIVALENTS — Beginning of period	60,221	27,535

CASH AND CASH EQUIVALENTS — End of period	$7,651	$84,769

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$189	$888

Taxes	$3,279	$4,925

Non-cash investing activities:
Purchase of fixed assets in accrued expense and other liabilities	$835	$63

Financing of assets and business acquisitions	$2,593	$7,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

GAIN Capital Holdings, Inc., together with its subsidiaries (the “Company”) is a Delaware corporation formed and incorporated on March 24, 2006. GAIN Holdings, LLC is a wholly-owned subsidiary of GAIN Capital Holdings, Inc., and owns all outstanding membership units in GAIN Capital Group, LLC (“Group, LLC”), the primary regulated entity in the United States of America.

Group, LLC is a retail foreign exchange dealer (“RFED”) and a registered Futures Commission Merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”). As such, it is subject to the regulations of the CFTC, an agency of the U.S. Government, and the rules of the National Futures Association (“NFA”), an industry self-regulatory organization.

The following list includes each of the Company’s significant U.S. and international regulated subsidiaries:

GAIN Capital Group, LLC.

GAIN Capital-Forex.com U.K., Ltd.

Forex.com Japan Co., Ltd.

GAIN Capital Forex.com Australia Pty. Ltd.

GAIN Capital-Forex.com Hong Kong Ltd.

GAIN Capital-Forex.com Canada, Ltd.

During 2012, the Company purchased all of the outstanding shares of capital stock of Paragon Futures Group, Inc. (“Paragon”), a Delaware corporation. Paragon owns all of the membership interests of Open E Cry, LLC (“OEC”), an internet based futures business which is subject to the regulations of the CFTC.

In addition, in 2011, in order to streamline its international corporate holding structure, the Company added the following entities:

GAIN Capital Holdings International, BV

GAIN Capital Holdings International Finance Company, BV

GAIN Capital GTX International, BV

GAIN Capital-Forex.com International, BV

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and, in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012 (the “2011 Form 10-K”). There have been no changes in the significant accounting policies from those included in the 2011 Form 10-K, except as noted below. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after the elimination of inter-company transactions and balances.

Previously, the Company presented certain revenue related to our institutional business in “Other revenue” on the Consolidated Statement of Operations and Comprehensive Income and Condensed Consolidated Statement of Operations and Comprehensive Income. However, due to the expansion of the Company’s institutional business in recent periods, the Company has presented these amounts within “Institutional trading revenue” in the Condensed Consolidated Statement of Operations and Comprehensive Income presented herein. The change in presentation had no effect on the total non-interest revenue or total net revenue.

Previously the Company presented all of its cash and cash equivalents in “Cash and cash equivalents” on the Consolidated Balance Sheet and Condensed Consolidated Balance Sheet. However, in an effort to improve clarity of presentation and reflect the separation between the cash on hand which correlates to amounts held on behalf of customers and free cash, the Company has separated all cash and cash equivalents into “Cash and cash equivalents” and “Cash and cash equivalents held for customers”. Cash and cash equivalents held for customers represents cash held to fund customer liabilities in connection with funds deposited by customers and funds accruing to customers as a result of trades or contracts. Cash and cash equivalents represents all cash and highly liquid investments with an original maturity of 90 days or less at the time of acquisition, less amounts in Cash and cash equivalents held for customers.

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company determined that it was not appropriate to include amounts included on the Condensed Consolidated Balance Sheet under Cash and cash equivalents held for customers in Cash and cash equivalents – beginning of period and Cash and cash equivalents – end of period on the Condensed Consolidated Statements of Cash Flows. Instead it was determined that amounts included in Cash and cash equivalents – beginning of period and Cash and cash equivalents – end of period on the Condensed Consolidated Statements of Cash Flows should reflect only amounts included in the Condensed Consolidated Balance Sheet under Cash and cash equivalents, as adjusted by changes in Cash and cash equivalents held for customers reflected in the Condensed Consolidated Statements of Cash Flows during the period.

To reflect this adjustment, the Company excluded $310.5 million and $426.6 million from Cash and cash equivalents – beginning of period and Cash and cash equivalents – end of period, respectively, in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012. Similarly, the Company excluded $256.7 million and $286.4 million from Cash and cash equivalents – beginning of period and Cash and cash equivalents – end of period, respectively, in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011.

The Company has evaluated the effect of the foregoing adjustments, both qualitatively and quantitatively, and concluded that they did not have a material impact on, nor require amendment of, any previously filed annual or quarterly consolidated financial statements.

Previously, the Company included amounts in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet in the Condensed Consolidated Statements of Cash Flows as part of Cash provided by operating activities. The Company has determined that these amounts should be reflected in Cash used for investing activities on the Condensed Consolidated Statements of Cash Flows. The Company has evaluated the effect of this adjustment, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly consolidated financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles — Goodwill and Other” (“ASU No. 2012-02”). ASU No. 2012-02 is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by permitting an entity first to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. ASU No. 2012-02 is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect it to have a material impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the adoption of ASU 2011-11 to have a material impact on the Company’s condensed consolidated financial statements.

On January 1, 2012, the Company adopted ASU 2011-04, Fair Value Measurement — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This new standard amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The adoption of ASU 2011-04 did not have a material impact on the Company’s condensed consolidated financial statements.

3. ADDITIONAL FINANCIAL INFORMATION:

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis during the period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$11,912	$—	$—	$11,912
U.S. Treasury Bills	$59,952	$—	$—	$59,952
Certificates of deposit	$82	$—	$—	$82
Futures contracts	$40	$—	$—	$40
Investment in gold	$177	$—	$—	$177

	Fair Value Measurements on a Recurring Basis as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$14,201	$—	$—	$14,201
Certificates of deposit	$82	$—	$—	$82
Futures contracts	$42	$—	$—	$42
Investment in gold	$156	$—	$—	$156

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the nine months ended September 30, 2012. There were no transfers between levels for the nine months ended September 30, 2012 or for the year ended December 31, 2011.

Level 1 Financial Assets

The Company has money market accounts, United States treasury bills, certificates of deposit, futures contracts and an investment in gold that are Level 1 financial instruments and are recorded based upon listed or quoted market rates. The money market accounts are recorded in Cash and cash equivalents and Cash and cash equivalents held for customers, the treasury bills are recorded in Cash and cash equivalents and Short term investments, based upon their maturity, the certificates of deposit are recorded in Short term investments and the futures contracts and investment in gold are recorded in Receivables from banks and brokers.

Financial Instruments Not Measured at Fair Value

The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the Condensed Consolidated Balance Sheet (amounts in thousands).

The carrying values of Cash and cash equivalents and Receivables from banks and brokers approximate fair value because of the relatively short period of time between their origination and expected maturity.

The carrying values of Payables to brokers, dealers, FCMs, and other regulated entities includes amounts deposited by these financial institutions in order for the Company to act as clearing broker. The carrying value of Payables to customers includes amounts due on cash and margin transactions. The carrying values of Payables to brokers, dealers, FCMs, and other regulated entities and Payables to customers are based on observable market prices and approximate fair value. The Company’s investment in Kapitall, Inc. is carried at cost.

			Fair Value Measurements using:
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	At September 30, 2012
	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$407,306	$407,306	$407,306	$—	$—
Receivables from banks and brokers	83,700	83,700	—	83,700	—
Investment in Kapitall, Inc.	500	500	—	—	500
Financial Liabilities:
Payables to brokers, dealers, FCMs and other regulated entities	$12,554	$12,554	$—	$12,554	$—
Payables to customers	414,011	414,011	—	414,011	—
Note payable to dbFX	2,730	2,730	—	—	2,730

Receivables from Banks and Brokers

Amounts receivable from banks and brokers consisted of the following as of the dates indicated (amounts in thousands):

	September 30, 2012	December 31, 2011
Required collateral	$29,900	$26,411
Cash in excess of required collateral	52,437	58,791
Open spot foreign exchange positions	1,580	199

	$83,917	$85,401

The Company has posted funds with banks and brokers as collateral pursuant to the terms of applicable agreements for holding spot foreign exchange positions. In addition, the Company has deposited with such banks and brokers cash in excess of required collateral. Open foreign exchange positions include the unrealized gains or losses due to the differences in exchange rates between the dates at which a trade was initiated compared to the exchange rates in effect at the date of the condensed consolidated financial statements. These amounts are reflected as Receivables from banks and brokers on the Condensed Consolidated Balance Sheet.

Allowance for Doubtful Accounts

The Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific customer account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts. The customer receivables, net of allowance for doubtful accounts, is included in other assets on the Condensed Consolidated Balance Sheets. Receivables from customers are reserved for and recorded in bad debt provision on the Condensed Consolidated Statements of Operations and Comprehensive Income. The allowance for doubtful accounts consisted of the following as of the dates indicated (amounts in thousands):

Balance as of January 1, 2012	$(55)
Addition to provision	(248)
Amounts written off	32

Balance as of September 30, 2012	$(271)

Property and Equipment

Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of the dates indicated (amounts in thousands):

	September 30, 2012	December 31, 2011
Software	$17,334	$12,998
Computer equipment	5,208	4,897
Leasehold improvements	1,863	1,760
Telephone equipment	728	707
Office equipment	1,432	625
Furniture and fixtures	241	224
Web site development costs	626	655

	27,432	21,866
Less: Accumulated depreciation and amortization	(17,525)	(14,335)

Property and equipment, net	$9,907	$7,531

Depreciation and amortization expense for property and equipment was $3.2 million and $2.9 million for the nine months ended September 30, 2012 and 2011, respectively, and $1.1 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively.

Intangible Assets

The Company’s intangible assets consisted of the following as of the dates indicated (amounts in thousands):

	September 30, 2012		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer list	$20,195	$(11,731)	$17,776	$(8,646)
Non-compete agreement	1,859	(1,278)	1,859	(581)
URLs purchased	333	—	333	—
Other intangibles	1,350	—	30	—

	$23,737	$(13,009)	$19,998	$(9,227)

As mentioned in Note 1 above, in August 2012, the Company purchased all of the outstanding shares of capital stock of Paragon, which owns all of the membership interests of OEC. The allocation of the preliminary purchase price to intangible assets is detailed below in Note 5, “Acquisition”.

In April 2011, the Company acquired customer account balances and effective customer agreements from Deutsche Bank AG, relating to Deutsche Bank’s “dbFX” business, for an upfront payment and additional contractual future payments to be made to Deutsche Bank based upon volume generated from the acquired customers over a two-year period following the closing of the acquisition. The Company also acquired a marketing list from Deutsche Bank and agreed to make certain payments to Deutsche Bank if new customers are obtained from such list over the same two-year period. In accordance with ASC 835-30, Interest, the Company is accounting for the payments due to dbFX as a note payable. As such, the total payments due to dbFX under the agreement were discounted to their present value using an imputed rate of interest upon inception. Through September 30, 2012, the Company had recognized $0.3 million in interest expense related to the total payments required to be made under the agreement. The fair value of the assets acquired was $9.7 million and approximately $7.8 million was allocated to the customer list and $1.9 million was allocated to a non-compete agreement. The portion allocated to the customer list is being amortized over its useful life of six years. The portion allocated to the non-compete agreement, an intangible asset, is being amortized over its useful life of two years.

Amortization expense for the purchased intangibles for the three months and nine months ended September 30, 2012 was $0.6 million and $3.5 million, respectively. Amortization expense for the purchased intangibles for the three months and nine months ended September 30, 2011 was $2.7 million and $6.4 million, respectively. The Company’s remaining estimated amortization expense for each of the five fiscal years ending subsequent to September 30, 2012 is as follows (amounts in thousands):

Years ended December 31:
2012	$690
2013	2,049
2014	1,701
2015	1,701
2016	1,701

Goodwill

As of September 30, 2012 and December 31, 2011, the Company had recorded goodwill of $10.2 million and $3.1 million, respectively. Goodwill increased $7.1 million as a result of the acquisition of Paragon in August 2012.

Goodwill is tested for impairment annually, generally in the fourth quarter of each year, or earlier in the event that impairment indicators are present. In the event that goodwill is impaired, it is written down to fair value. As of the most recent review of goodwill, the fair value of the Company’s sole reporting unit was significantly in excess of the carrying value of goodwill, indicating there was no impairment.

Other Assets

Other assets consisted of the following as of the dates indicated (amounts in thousands):

	September 30, 2012	December 31, 2011
Vendor and security deposits	$3,682	$3,774
Current tax receivable	6,762	6,762
Deferred tax assets	3,449	4,471
Investment in Kapitall, Inc.(1)	500	500
Miscellaneous receivables	2,846	2,630

	$17,239	$18,137

(1)	The cost method of accounting is used to account for the Company’s investment in Kapitall, Inc., because the Company does not have the ability to exercise significant influence over Kapitall, Inc.’s operating and financial policies.

4. RELATED PARTY TRANSACTIONS

Certain members of management have personal funds on deposit in customer accounts of Group, LLC, recorded in Payables to customers on the Condensed Consolidated Balance Sheet. The balance of these deposits was $2.1 million and $2.0 million at September 30, 2012 and December 31, 2011, respectively.

5. ACQUISITION

On June 27, 2012, Group, LLC and optionsXpress Holdings, Inc., a subsidiary of The Charles Schwab Corporation, entered into a Stock Purchase Agreement whereby the Company acquired Paragon, which owns all membership interests of OEC, an online futures broker, for a purchase price of $12.0 million. This acquisition was made as part of the Company’s plan to offer additional products to its customers and diversify its revenue. The transaction was completed on August 31, 2012. In addition to the $12.0 million paid at the closing, there is an additional payment due in the fourth quarter of 2012 based on a contractual working capital adjustment. The numbers herein reflect a preliminary working capital adjustment of $2.6 million.

The preliminary purchase price of OEC was derived as follows (in thousands):

Cash paid	$12,000
Preliminary working capital adjustment	2,593

Total purchase price	$14,593

The preliminary purchase price of OEC was allocated to fair value of various assets and liabilities as follows (in thousands):

Cash and cash equivalents acquired	114,229
Receivables from brokers acquired	815
Other assets acquired	98

Total tangible assets acquired	$115,142
Total liabilities assumed	(111,351)

Identifiable intangible assets:
Trademark	200
Technology	1,120
Customer relationships	2,420
Goodwill	7,062

$14,593

The foregoing purchase price allocation is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, property and equipment, contingent liabilities and income taxes, among other things, and will be finalized after the data necessary to complete the analyses of fair values of assets and liabilities is obtained and analyzed. Differences between preliminary and final allocations of the purchase price are not expected to have a material impact on the Company’s consolidated results of operations.

For the month of September 2012, revenues generated by OEC were $1.2 million and expenses were $1.3 million generating a loss before taxes of $0.1 million.

Pro Forma Information:

The following unaudited pro forma operating data are presented as if the acquisition of Paragon had occurred at the beginning of each period presented. The unaudited pro forma data is provided for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the Company and Paragon operated as a combined entity for the periods presented. Unaudited pro forma revenues, net income and net income per share information for the three and nine months ended September 30, 2012 and 2011, were as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net revenue	$41,777	$57,497	$126,459	$160,043
Net income	$3,259	$7,449	$5,744	$18,994

6. TERM LOAN AND REVOLVER

The Company has a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank which provided for a term loan of up to $52.5 million and currently provides a $50.0 million revolving line of credit. On March 30, 2012, the Company paid off the balance of the term loan in advance of the July 1, 2012 maturity date. The term loan was payable in 20 quarterly installments of principal and the payments commenced on October 1, 2007. Interest was paid monthly and was based upon the Company’s choice of the prime rate of interest plus 0.5% or the LIBOR rate plus 3.25%. The term loan was secured by certain of the Company’s assets, a pledge of the Company’s membership interests in the Company’s wholly-owned subsidiary GAIN Holdings, LLC and a guarantee by GAIN Holdings, LLC. The terms of the revolving line of credit are substantially the same as those of the term loan.

As of September 30, 2012 and December 31, 2011, there were no amounts outstanding under the revolving line of credit.

In accordance with the provisions of the loan and security agreement, the Company is required to adhere to various financial, regulatory, operational and reporting covenants. As of September 30, 2012 and during the entire term of the loan and security agreement, the Company was and has been in compliance with such covenants.

Loan fees were capitalized to deferred finance costs and were being amortized over the life of the term loan. In connection with paying off the balance of the term loan, the Company expensed the remaining deferred financing costs during the nine months ended September 30, 2012. Deferred financing costs amortized to interest expense were immaterial for the three months and nine months ended September 30, 2012 and 2011, respectively. The Company had deferred financing costs, recorded in Other assets on the Condensed Consolidated Balance Sheets, of $0.05 million at December 31, 2011.

7. EQUITY

Common Stock

At September 30, 2012 and December 31, 2011, the Company had authorized 60,000,000 shares of Common Stock, of which 36,395,970 were issued and 35,243,709 were outstanding as of September 30, 2012. As of December 31, 2011, there were 35,132,365 shares issued and 34,282,244 outstanding.

Treasury Stock

From the inception of the Company’s share repurchase plan through September 30, 2012, the Company has repurchased 1,152,261 shares of outstanding Common Stock for an aggregate cost of $6.5 million, thereby reducing the number of shares outstanding.

Dividends

In February, May, July and November 2012, the Company announced the payment of a $0.05 dividend per share of Common Stock. The dividend payments announced in February, May, and July were paid in March, June and September 2012, respectively, for an aggregate amount of $5.2 million, which was applied against Retained Earnings. The dividend payment announced in November 2012 will be paid on December 21, 2012 to stockholders of record on December 12, 2012.

8. SHARE BASED COMPENSATION

In accordance with ASC 718, Stock Compensation (“ASC 718”), the Company recognizes all share-based payments to employees, including grants of employee stock options, in the Condensed Consolidated Statements of Operations and Comprehensive Income based on their fair values.

ASC 718 requires measurement of share-based payment arrangements at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. The fair values of restricted stock units and restricted stock awards are determined based on the number of units and awards granted and the grant date fair value of GAIN Capital Holdings, Inc.’s Common Stock.

The number of stock options and restricted stock expected to vest is determined by applying the pre-vesting forfeiture rate assumptions to total outstanding stock options and restricted stock.

Total share-based compensation expense for the periods indicated is summarized in the following table (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	$193	$221	$576	$638
Restricted stock units/restricted stock awards	493	709	1,996	2,635
Employee stock purchase plan	11	14	51	64

	$697	$944	$2,623	$3,337

During the nine months ended September 30, 2012, grants of 0.6 million shares of restricted stock and approximately 0.3 million options to purchase Common Stock, valued at $3.1 million and $0.7 million, respectively, were made to employees and non-employee members of the Company’s Board of Directors.

We determine the fair value of our stock option awards at the date of grant using a Black-Scholes valuation model. This model requires us to make assumptions and judgments on the expected volatility, dividend yield, the risk-free interest rate and the expected term of the stock options. We utilized the following assumptions for stock options granted:

For the Nine Months Ended September 30, 2012
Valuation Assumptions
Risk-free rate	0.9%
Expected volatility	48.5%
Expected term (years)	4.75
Dividend yield	—

The following table summarizes the stock option activity under all plans from January 1, 2012 through September 30, 2012:

Stock Options
Outstanding at January 1, 2012	4,442,694
Granted	333,000
Exercised	(999,292)
Forfeited	(92,722)

Outstanding at September 30, 2012	3,683,680

The table below summarizes the activity in the Company’s outstanding restricted stock units and restricted stock awards during the nine months ended September 30, 2012:

	Restricted Stock
	Units (1)	Awards
Outstanding at January 1, 2012	1,671,962	317,092
Granted	590,889	—
Delivered	(114,213)	(104,912)
Forfeited	(25,763)	(12,667)

Outstanding at September 30, 2012	2,122,875	199,513

(1)

The outstanding restricted stock units include approximately $1.5 million restricted stock units which are vested, but the underlying shares of stock have not yet been delivered. Delivery of the underlying shares of stock for these vested units will occur on the earlier of December 31, 2014 or the date on which the employee ceases to be employed by, or provide services to, the Company, unless the employee elected optional early delivery. There is one remaining optional early delivery date in 2013.

9. Earnings per Common Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share includes the number of outstanding shares of Common Stock used to determine basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue Common Stock are exercised, vested or converted into Common Stock, unless they are anti-dilutive. Diluted weighted average common shares includes warrants, vested and unvested stock options and vested and unvested restricted stock units and unvested restricted stock awards. Approximately 0.6 million stock options were excluded from the calculation of diluted earnings per share for the three months and nine months ended September 30, 2012, respectively, as they were anti-dilutive. Approximately 0.4 million stock options were excluded from the calculation of diluted earnings per share for the three months and nine months ended September 30, 2011, as they were anti-dilutive.

The following table sets forth the computation of earnings per common share for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (in thousands)	$3,221	$7,618	$6,409	$19,034
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	35,250,404	34,625,525	34,893,622	34,313,987
Effect of dilutive securities:
Warrants	—	—	—	214,871
Stock options	1,382,802	2,374,531	1,764,568	2,716,970
RSUs/RSAs	1,927,451	1,915,982	2,269,483	1,779,871

Diluted weighted average common shares outstanding	38,560,657	38,916,038	38,927,673	39,025,699

Earnings per common share:
Basic	$0.09	$0.22	$0.18	$0.55

Diluted	$0.08	$0.20	$0.16	$0.49

10. COMMITMENTS AND CONTINGENCIES

Commitments

In connection with the purchase of Paragon in August 2012, and in addition to the $12.0 million paid at the closing, there is an additional payment due in the fourth quarter of 2012 based on a contractual working capital adjustment. The preliminary working capital adjustment is expected to be $2.6 million.

In connection with the acquisition of the customer assets of dbFX, the Company was required to make certain future minimum payments as well as potential contingent payments, based upon the trading volume generated from those customers acquired by the Company, for a two year period following their acquisition in April 2011. The aggregate payments were previously included in the Fair Value Measurements on a Recurring Basis table as of December 31, 2011, however, as discussed in Note 3 hereof, this arrangement is accounted for as a note payable and is not subject to fair value measurements. Therefore, the amounts have been excluded from the Fair Value Measurements on a Recurring Basis table as of September 30, 2012 and December 31, 2011. The associated liabilities are recorded in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. As of September 30, 2012, the minimum required remaining payment under this agreement was approximately $2.7 million and the Company estimates that no additional contingent payments will need to be made based upon projected trading volumes.

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

For certain legal proceedings, the Company can estimate possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued. As noted above, for certain other legal proceedings, the Company cannot reasonably estimate such losses, if any, since the Company cannot predict if, how or when such proceedings will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues must be developed, including the need to discover and determine important factual matters and the need to address novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding.

On February 16, 2012, the Company received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, that has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with the Company and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on the Company, the claimants requested, and the Company agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. The Company submitted a Response to the Letter Before Claim on July 4, 2012. On July 5, 2012 the Company received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The Company can provide no assurances that this matter will be successfully resolved through the Pre-Action Protocol and will not result in formal litigation, and no assurances can be provided regarding the outcome of any such potential litigation. This matter is currently pending. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.

Through its acquisition of OEC, the Company became the subject of a patent infringement lawsuit originally filed against OEC on February 9, 2010 in the U.S. District Court for the Northern District of Illinois by Trading Technologies International, Inc. seeking injunctive relief and unspecified damages. As reflected in a Second Amended Complaint filed on June 15, 2011, plaintiff alleges infringement of 12 patents relating to real-time display of price quotes and market depth on the OEC’s electronic trading interfaces. The case was consolidated with 11 related cases in February 2011, and the parties have exchanged infringement, non-infringement and invalidity contentions for several of the disputed patents. In June 2011 the court stayed discovery to allow summary judgment briefing on the ramifications of a recent Federal Circuit decision. On February 9, 2012, the court issued an order, which granted OEC’s motions for summary judgment, resulting in a substantial narrowing of the scope of plaintiff’s claims. Plaintiff filed a motion for reconsideration of that ruling on March 8, 2012. Plaintiff also filed a motion for certification of judgment for interlocutory appeal. The court denied plaintiff’s motion for reconsideration but granted plaintiff’s motion for certification of judgments of patent invalidity with respect to four of the asserted patents. Since that ruling, the court has continued its stay of discovery. On October 7, 2012, plaintiff filed its opening appeal brief with the United States Court of Appeals for the Federal Circuit. Oral argument on plaintiffs’ appeal is expected to occur in mid to late 2013. Plaintiff’s complaint does not specify the amount of damages sought. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.

11. INCOME TAXES

The Company’s provision for income taxes was $2.2 million for the nine months ended September 30, 2012 and $11.0 million for the nine months ended September 30, 2011. These amounts reflect effective tax rates of 25.1% and 36.6% for the nine months ended September 30, 2012 and 2011, respectively. The Company’s effective tax rate of 25.1% for the nine months ended September 30, 2012 reflects the Company’s estimate of the annual effective tax rate. The effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income the Company earns in such jurisdictions. It is also affected by discrete items that may occur in any given year, but are not repeated in subsequent years. The primary difference in the effective tax rate for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was a $0.5 million reduction in the provision for income taxes resulting from the release of valuation allowances in Australia and Hong Kong, representing a 6.1% decrease in our tax rate, which was partially offset by a $0.1 million increase in the provision for income taxes resulting primarily from a change in state apportionment under New Jersey Law representing a 1.1% increase in our tax rate.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Condensed Consolidated Balance Sheet.

12. REGULATORY REQUIREMENTS

Group, LLC, the Company’s FCM and RFED subsidiary, is subject to the CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these rules, Group, LLC is required to maintain adjusted net capital of $20.0 million plus 5.0% of the total payables to customers over $10.0 million. At September 30, 2012, Group LLC maintained $18.56 million more than the minimum required regulatory capital for a total of 1.8 times the required capital and at all times maintained compliance with all applicable regulations.

GCSI is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended. GCSI is a member of the Financial Industry Regulatory

Authority (“FINRA”), Municipal Securities Rulemaking Board (“MSRB”), and Securities Investor Protection Corporation (“SIPC”). Pursuant to the SEC’s Uniform Net Capital Rule 15c3-1, GCSI is required to maintain a minimum net capital balance (as defined) of $0.05 million. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. At September 30, 2012, GCSI maintained $0.07 million more than the minimum required regulatory capital for a total of 2.4 times the required capital and at all times maintained compliance with all applicable regulations.

GCUK is registered in the UK and regulated by the Financial Services Authority (“FSA”) as a full scope €730k BIPRU Investment Firm. GCUK is required to maintain the greater of $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. The regulatory capital held is required to be in excess of 110% of its requirements at all times. At September 30, 2012, GCUK maintained $21.67 million more than the minimum required regulatory capital for a total of 3.0 times the required capital and at all times maintained compliance with all applicable regulations.

GC Japan is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 120%, which is derived by dividing Net Capital (as defined) by the sum of GC Japan’s market, counterparty credit risk and operational risk. At September 30, 2012, GC Japan maintained $8.26 million more than the minimum required regulatory capital for a total of 3.1 times the required capital and at all times maintained compliance with all applicable regulations.

GCAU holds an Australian Financial Services License issued by the Australian Securities & Investments Commission (“ASIC”). GCAU is required to maintain a minimum capital requirement of $0.05 million (0.05 million AUD) plus 5% of adjusted liabilities between $1.02 million (1 million AUD) and $101.6 million (100 million AUD). At September 30, 2012, GCAU maintained $2.12 million more than the minimum required regulatory capital for a total of 7.4 times the required capital and at all times maintained compliance with all applicable regulations.

GCHK is licensed by the Securities and Futures Commission (“SFC”) to carry out Type 3 Regulated Activity, Leveraged Foreign Exchange Trading. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of the higher of $1.925 million or the sum of 1.5% of its aggregate gross foreign currency position and 5% of its adjusted liabilities and clients’ margin calculated in accordance with applicable rules. At September 30, 2012, GCHK maintained $1.63 million more than the minimum required regulatory capital for a total of 1.8 times the required capital and at all times maintained compliance with all applicable regulations.

GAIN Global Markets, Inc. (“GGMI”), the Company’s Cayman Island subsidiary, is a registered securities arranger with the Cayman Islands Monetary Authority (“CIMA”). GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or $100,000. At September 30, 2012, GGMI maintained $0.28 million more than the minimum required regulatory capital for a total of 3.8 times the required capital and at all times maintained compliance with all applicable regulations.

Open E Cry, (“OEC”), Group, LLC’s futures business subsidiary, is subject to the CFTC Net Capital Rule (Rule 1.17). Under applicable provisions of these rules, OEC is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin (as defined). At September 30, 2012, OEC maintained $3.6 million more than the required minimum regulatory capital for a total of 3.2 times the required capital and at all times maintained compliance with all applicable regulations.

Gain Capital-Forex.com Canada Ltd (“GCC”) became registered as an investment dealer with the Investment Industry Regulatory Organization of Canada (“IIROC”) in May 2012. GCC is required to maintain a minimum capital requirement of $0.25 million (0.25 million CAD) and comply with applicable margin and securities concentration charges. At September 30, 2012, GCC maintained $1.60 million more than the minimum required regulatory capital for a total of 7.4 times the required capital and at all times maintained compliance with all applicable regulations.

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of September 30, 2012 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$24.26	$42.82	$18.56	177%
GAIN Capital Securities, Inc.	$0.05	$0.12	$0.07	240%
GAIN Capital-Forex.com U.K., Ltd.	$10.83	$32.50	$21.67	300%
Forex.com Japan Co., Ltd.	$4.02	$12.28	$8.26	305%
GAIN Capital Forex.com Australia, Pty. Ltd.	$0.33	$2.45	$2.12	742%
GAIN Capital-Forex.com Hong Kong, Ltd.	$1.93	$3.56	$1.63	184%
GAIN Global Markets, Inc.	$0.10	$0.38	$0.28	380%
Open E Cry, LLC	$1.12	$4.74	$3.62	423%
GAIN Capital-Forex.com Canada Ltd.	$0.25	$1.85	$1.60	740%

	$42.89	$100.70	$57.81	235%

13. SEGMENT INFORMATION

ASC 280, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s operations relate to foreign exchange trading and related services. Based on the Company’s management strategies, and common production, marketing, development and client coverage teams, the Company has determined that it operates in a single operating segment.

For the three and nine months ended September 30, 2012 and September 30, 2011, no single customer accounted for more than 10% of the Company’s trading revenue. The Company does not allocate revenues by geographic regions since the Company selectively hedges customer trades on an aggregate basis and does not have a method to systematically attribute trading volume from a geographic region to associated trading revenue from a particular geographic region.

14. SUBSEQUENT EVENTS

During the period of October 1, 2012 through the date of this filing, the Company repurchased approximately 0.1 million shares of its outstanding Common Stock under the share repurchase plan, at a cost of approximately $0.7 million.

The Company has evaluated its subsequent events through the filing date of this Quarterly Report on Form 10-Q.

******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, the words “GAIN”, the “Company”, “our”, “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. Our fiscal quarter ended on September 30, 2012.

FORWARD-LOOKING INFORMATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that we “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the section entitled “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and those other factors that are discussed elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described therein and herein are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair the business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

OVERVIEW

We are a global provider of trading services and solutions, specializing in global over-the-counter, or OTC, markets, including spot foreign exchange, or forex, and precious metals, “contracts-for-difference”, or CFDs, which are investment products with returns linked to the performance of an underlying commodity, index or security, and exchange-traded products, including futures and options on futures. We have customers in more than 140 countries worldwide and conduct business from our offices in New York, New York, Bedminster, New Jersey, Powell, Ohio, Cleveland, Ohio, London, England, Tokyo, Japan, Sydney, Australia, Beijing, China, Hong Kong, Seoul, South Korea and Singapore.

Our retail foreign exchange trading business, which has historically made up the majority of our business, allows customers to trade through our FOREX.com brand. We also offer retail customers the ability to trade exchange-traded products through our wholly-owned subsidiaries, Open E Cry, LLC, or OEC, which offers futures products, and GAIN Securities, which principally offers equities products. Our institutional trading business, GAIN GTX, which we launched in March 2010, serves institutional market participants, including hedge funds, banks and high-frequency trading firms. Our institutional trading business also includes our specialty execution desk, which we launched in September 2011 to facilitate the execution of more complex transactions.

We have invested considerable resources in developing our retail and institutional trading platforms and tools to allow our customers to trade and manage their accounts. While our retail and institutional trading businesses use separate platforms, we are able to leverage our combined scale and trading volume in our relationships with our wholesale trading partners, bank liquidity providers, and other service providers. In addition, we believe that our platforms complement each other, which allows us to cross-sell our services and to leverage our facilities and the technology we develop. Our customers can trade through web-based, downloadable and mobile trading platforms and have access to innovative trading tools to assist them with research, automated trading and account management.

We have also recently taken several significant measures to diversify our product portfolio and add new revenue sources. During the three months ended September 30, 2012, we introduced TRADE, a new retail platform featuring an expanded portfolio of forex and CFD products. The TRADE platform features innovative tools for market monitoring, technical trading and strategy building and expands our retail product offering to over 250 tradeable markets, including indices, commodities and forex. We also expanded our GTX specialty execution desk through the addition of a new fourteen member team in August 2012. In addition, our acquisition of OEC, from optionsXpress, a subsidiary of The Charles Schwab Corporation, which closed on August 31, 2012, enables us to offer futures products and connections to dozens of exchanges around the world. As of September 30, 2012, OEC had 8,100 customers and held $109.7 million in customer assets. We believe that executing on our strategy to diversify our product portfolio and add new revenue sources will allow us to continue to grow our business in both favorable and challenging market conditions.

Market Overview

In the nine months ended September 30, 2012, trading conditions were generally challenging, principally due to low overall market volatility. In particular, during the three months ended September 30, 2012, volatility levels and trading ranges of the most widely traded foreign currencies were back down to the four year lows reached in the first quarter of 2012, after a modest increase in the second quarter of 2012. As a result of these challenging trading conditions, during the three months ended September 30, 2012, trading volume in our retail forex trading business declined by 37.8%, although trading volume in our institutional business increased.

Key Income Statement Line Items

The following table sets forth key financial metrics for our business for the periods indicated (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net Revenue	$39,985	$53,927	$118,915	$149,899
Net income	$3,221	$7,618	$6,409	$19,034
Adjusted net income(1)	$3,644	$9,318	$8,992	$23,019

(1)	See reconciliation of adjusted net income in the ‘Reconciliation of Non-GAAP Financial Metrics’ below.

Revenue

We generate revenue from retail trading revenue, institutional trading revenue, other revenue and interest income. For the three month ended September 30, 2012, we have included one month of OEC revenue under other revenue, as discussed below.

Retail Trading Revenue

Retail trading revenue is our largest source of revenue. Retail trading revenue represented 85.8% and 88.0% of our total net revenue for the three months and nine months ended September 30, 2012, respectively, and 96.7% and 97.4% of our total net revenue for the three months and nine months ended September 30, 2011, respectively.

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

For the three months and nine months ended September 30, 2012, approximately 94.6% and 94.3%, respectively, of our average daily retail trading volume was either naturally hedged or hedged by us with one of our wholesale forex trading partners, compared to average daily retail trading volume hedged of 97.7% and 96.9% for the three months and nine months ended September 30, 2011, respectively. The remaining 5.4% and 5.7% of our average daily retail trading volume for the three and nine months ended September 30, 2012, respectively, comprised our net exposure.

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

Institutional Trading Revenue

Institutional trading revenue includes revenue from our GAIN GTX platform and specialty execution desk business where we earn a commission by acting as agent between the principals in each transaction executed on the platform. This commission-based revenue generally generates lower trading revenue per million dollars traded than the revenue we have historically earned in our retail trading business.

Other Revenue

Other revenue consists of commission-based revenue from OEC, our futures trading business; account management, transaction and performance fees related to customers who have assigned trading authority to our subsidiary Gain Capital Asset Management, or GCAM; inactivity and training fees charged to customer accounts; foreign exchange gains and losses and other miscellaneous items.

Net Interest Revenue / (Expense)

Net interest revenue / (expense) consists primarily of the revenue generated by our cash and customer cash held by us at banks, in money market funds, in United States treasury bills and on deposit as collateral with our wholesale forex trading partners, less interest paid to customers on their net account value, interest expense on our term loan and interest expense on the amounts due to dbFX. A customer’s net account value equals cash on deposit plus the mark to market value of open positions as of the measurement date.

Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term U.S. government securities. Such deposits and investments earned interest at an average effective rate of approximately 0.1% for the three months and nine months ended September 30, 2012, respectively, compared to 0.1% for both the three and nine months ended September 30, 2011. Interest paid to customers varies among customer accounts primarily due to the net value of a customer account. From time to time, we also make available interest promotions pursuant to which we may pay certain customers higher levels of interest than that which is paid to other customers. Interest income and interest expense are recorded when earned or incurred, respectively.

Expenses

Our principal operating expenses include employee compensation and benefits, selling and marketing, trading expenses and commissions and other operating expenses.

Employee Compensation and Benefits

Employee compensation and benefits includes salaries, bonuses, stock-based compensation, contributions to benefit programs and other related employee costs.

Selling and Marketing

Our marketing strategy employs a combination of direct online marketing and focused branding programs, with the goals of raising awareness of our various offerings in a cost efficient manner. We generally adjust our level of advertising spending in relation to overall market activity and other market conditions in an effort to maximize the efficiency of our advertising. We also make adjustments in selling and marketing spending in order to plan for anticipated increases in spending in connection with the introduction of specific marketing campaigns to support product and service launches throughout the year.

Trading Expense and Commissions

Trading expense and commissions consists primarily of compensation paid to our white label partners, introducing brokers and sales staff in our institutional trading business. We generally provide white label partners with the platform, systems and back-office services necessary for them to offer forex trading services to their customers. Introducing brokers identify and direct potential forex trading customers to us. White label partners and introducing brokers generally handle marketing and the other expenses associated with attracting customers. Accordingly, we do not incur any incremental sales and marketing expense in connection with trading revenue generated by customers provided through our white label partners and introducing brokers. We do, however, pay a portion of this trading revenue to our white label partners and introducing broker partners and record this payment under trading expense and commissions. This expense is largely variable and changes are principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us. As such, since in certain periods higher levels of trading volume may not necessarily correlate with higher trading revenue, trading expense and commissions may increase during such periods without a commensurate increase in related trading revenue. This situation occurred in the first three months of 2012, which resulted in an increase in trading expense for the nine months ended September 30, 2012 despite a decrease in trading revenue generated by customers introduced to us by white label partners and introducing brokers. Customers introduced by our white label partners and introducing brokers accounted for 36.9% and 37.4% of retail trading volume in the three and nine months ended September 30, 2012, respectively. Customers introduced by our white label partners and introducing brokers accounted for 39.1% and 39.5% of retail trading volume in the three and nine months ended September 30, 2011, respectively. We compensate our institutional sales employees based on the gross revenue or net profit, as the case may be, that each such employee is responsible for generating.

Other Operating and Non-Operating Expenses

Other operating expenses include professional fees, bank fees, communications and data processing, occupancy and equipment, bad debt provision and other miscellaneous expenses.

Non-operating expenses include restructuring charges, depreciation and amortization and purchased intangible amortization. Purchased intangible amortization consists of amortization related to intangible assets we acquired in 2011 and 2010 in connection with intangible assets acquired in several transactions we executed during these periods. The principal intangible assets acquired were customer assets and a non-compete agreement. These intangible assets have useful lives ranging from one year to six years.

Income Taxes

We continually review our tax liability requirements in all jurisdictions in which we operate our business. As part of this review, we work with consultants and attorneys to ensure that we are paying the lowest possible tax rates that are consistent with full compliance with all local tax laws and regulations. In 2011 and 2012, we have been, and continue to, actively review our Federal, state and local, and international tax obligations in furtherence of our tax planning efforts.

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

Reconciliation of Non-GAAP Financial Measures

The following table provides a reconciliation of GAAP net income to adjusted net income and adjusted earnings per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income applicable to GAIN Capital Holdings, Inc.	$3,221	$7,618	$6,409	$19,034
Add back of purchased intangible amortization, net of tax	423	1,700	2,583	3,985

Adjusted net income	$3,644	$9,318	$8,992	$23,019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding used in computing earnings per common share:
Basic	35,250,404	34,625,525	34,893,622	34,313,987

Diluted	38,560,657	38,916,038	38,927,673	39,025,699

Earnings per common share:
Basic	$0.09	$0.22	$0.18	$0.55

Diluted	$0.08	$0.20	$0.16	$0.49

Adjusted earnings per common share:
Basic	$0.10	$0.27	$0.26	$0.67

Diluted	$0.09	$0.24	$0.23	$0.59

Operating Metrics

The following table sets forth key operating metrics for our business for the periods indicated (excludes OEC data, except for client assets):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Customer trading volume (billions)	$782.4	$707.9	$2,418.8	$1,675.0
Retail trading volume (billions)	$278.7	$447.9	$1,004.6	$1,207.5
Institutional trading volume (billions)	$503.7	$260.0	$1,414.2	$467.5
Traded retail accounts	35,377	36,927	52,385	56,247
Retail trading revenue per million traded	$123.1	$116.4	$104.9	$121.0
Funded retail accounts	74,294	77,013	74,294	77,013
Client Assets (millions)(1)	$426.6	$286.4	$426.6	$286.4

(1)	Includes $109.7 million of OEC client assets.

Customer Trading Volume

Customer trading volume is the U.S. dollar equivalent of the aggregate notional value of foreign exchange trades executed by our customers. Approximately 36.6% and 41.5 % of our customer trading volume for the three months and nine months ended September 30, 2012, respectively, was generated by our retail forex business, compared to 63.3% and 72.1% for the three months and nine months ended September 30, 2011, respectively. The remaining 63.4% and 58.5% of our customer trading volume for the three months and nine months ended September 30, 2012, respectively, and 34.7% and 27.9% of our customer trading volume for the three and nine months ended September 30, 2011, respectively, was generated by our institutional trading business. The significantly higher percentages of institutional trading volume in the 2012 periods reflects the accelerating growth of our institutional trading business, which we launched in 2010, as well as the challenging market conditions during 2012, which have had a disproportionate effect on retail trading volumes.

We believe that our customer foreign exchange trading volumes are driven by ten main factors. Six of these factors are broad external factors outside of our control that generally impact the market for forex and CFD trading, as well as customer trading volumes, and include:

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

Several of the above factors impact the volatility of foreign currency rates, which has generally been positively correlated with forex and CFD trading volume. Our customer trading volume is also affected by the following additional factors:

•	the effectiveness of our sales activities;

•	the competitiveness of our product offerings;

•	the effectiveness of our customer service team; and

•	the effectiveness of our marketing activities.

In order to increase retail foreign exchange trading volume, we focus our marketing and our customer service activities on attracting new customers and by providing trading tools, education and other resources to our customers. In order to increase our institutional trading volume, we focus on raising awareness of our GAIN GTX platform and on developing and maintaining strong relationships with institutional market participants.

For the three months and nine months ended September 30, 2012, no single customer accounted for more than 5.0% of our overall trading volume for such periods.

Though we only recently acquired our futures business, OEC, on August 31, 2012, we believe that most, if not all, of the above factors also affect the level of trading activity by OEC’s futures customers.

Traded Retail Accounts

Traded retail accounts represent customers who executed at least one foreign exchange trade during the relevant period. We believe traded retail accounts is an important operating metric because it correlates to our trading volume and revenue. The number of our traded retail accounts in a given fiscal period is affected by the structure of our arrangements with our partners. For example, as part of our growth strategy in the Asia Pacific region, we have entered into omnibus agreements with various partners in the region. Regardless of the number of individual accounts, whether open and/or funded, that are opened by each of these partners, because of the omnibus nature of our agreements, we recognize only one open and funded account in connection with each such partner relationship. For the nine months ended September 30, 2012, we had 8 omnibus relationships in the Asia Pacific region which accounted for 3.0% of our total retail volume during the period, of which the majority of such volume was generated during the first quarter of 2012.

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

Funded Retail Accounts

Funded retail accounts represents retail foreign exchange customers who maintain cash balances with us. We believe the number of funded retail accounts is an important indicator of our ability to attract new retail customers that can potentially lead to trading volume and revenue in the future; however, it does not represent actual trades executed. In addition, as noted above with respect to Traded Retail Accounts, the structure of our arrangements with our partners can affect the number of funded retail accounts in a given fiscal period because, for example, where we have an omnibus agreement in place with a partner we recognize only one funded retail account in connection with that agreement regardless of the number of individual funded retail accounts opened by such partner.

Client Assets

Client assets represents amounts due to clients, including customer deposits and unrealized gains or losses arising from open positions. We believe that increases in client assets are positively correlated with our customers’ ability to engage in additional trading activity. We have included $109.7 million of client assets as of September 30, 2012 as a result of our acquisition of OEC.

RESULTS OF OPERATIONS

Revenue (amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Retail trading revenue	$34,316	$52,156	$104,590	$146,068
Institutional trading revenue	4,189	1,202	12,167	3,109
Other revenue	1,403	811	2,181	1,527

Total non-interest revenue	39,908	54,169	118,938	150,704
Interest revenue	119	92	405	345
Interest expense	(42)	(334)	(428)	(1,150)

Total net interest revenue / (expense)	77	(242)	(23)	(805)

Net revenue	$39,985	$53,927	$118,915	$149,899

Total net revenue decreased $13.9 million, or 25.9%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. This decrease was principally the result of a $17.8 million decrease in retail trading revenue, partially offset by an increase in institutional trading revenue of $3.0 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Our total net revenue decreased $31.0 million, or 20.7%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, principally as a result of a $41.5 million decrease in retail trading revenue, partially offset by an increase in institutional trading revenue of $9.1 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

Retail trading volumes decreased for the three and nine months ended September 30, 2012 compared to the same periods in 2011, as a result of challenging trading conditions, principally due to low overall market volatility and tight trading ranges of the most widely traded foreign currencies. In particular, the average true range and intraday trading volatility of the major currencies that we offer were both at multi-year lows during the three and nine months ended September 30, 2012, which adversely affected retail trading volume during such periods. As a result, our ability to generate retail trading revenue was also adversely affected.

Institutional trading revenue increased $3.0 million and $9.1 million for the three months and nine months ended September 30, 2012, respectively, compared to the three months and nine months ended September 30, 2011, respectively, due to an increase in trading volume as our institutional trading business, which was launched in 2010 and includes our GAIN GTX electronic execution platform and our specialty execution desk, continued its strong growth.

Other revenue increased $0.6 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to $1.2 million in revenue from OEC and an increase in inactivity fees of $0.6 million, which were partially offset by foreign currency exchange asset revaluation losses of $1.2 million. Other revenue increased $0.7 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to $1.2 million in revenue from OEC and an increase in inactivity fees of $1.6 million, which were partially offset by foreign currency exchange asset revaluation losses of $2.0 million.

Net interest revenue increased $0.3 million and $0.8 million for the three months and nine months ended September 30, 2012, compared to the three months and nine months ended September 30, 2011, respectively, as we paid off our note payable in the first quarter of 2012 and did not incur the related interest expense thereafter.

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total operating expenses (amounts in thousands)	$35,554	$42,144	$110,354	$119,878

As a percentage of net revenue	88.9%	78.2%	92.8%	80.0%

Employee Compensation and Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employee compensation and benefits (amounts in thousands)	$11,905	$11,563	$35,424	$34,907

As a percentage of net revenue	30.0%	21.4%	30.0%	23.3%

Employee compensation and benefits expenses increased $0.3 million, or 3.0%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The increase was primarily due to an increase in salary expense of $0.8 million from our acquisition of OEC and new hires in our institutional specialty execution desk, which were partially offset by a decrease in bonus expense of $0.5 million and reduction of headcount in our core OTC business. The decrease in bonus expense was due to lower operating results during the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

Employee compensation and benefits expenses increased $0.5 million, or 1.5%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The increase was due to an increase in salary expense of $2.4 million from our acquisition of OEC and new hires in our institutional specialty execution desk, which were partially offset by a reduction of headcount in our core OTC business, as well as decreases in bonus expense of $1.1 million, stock compensation expense of $0.7 million and payroll tax expense of $0.1 million. The decrease in bonus expense was due to lower operating results during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

Selling and Marketing Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Selling and marketing (amounts in thousands)	$5,748	$8,788	$20,116	$27,954

As a percentage of net revenue	14.4%	16.3%	16.9%	18.6%

Selling and marketing expenses for the three months and nine months ended September 30, 2012 decreased $3.0 million, or 34.6%, and $7.8 million, or 28.0%, compared to the three months and nine months ended September 30, 2011, respectively. The decrease in selling and marketing expenses in both periods was primarily due to a realignment of marketing expense to regions which we believe will provide higher growth potential and lower customer acquisition costs. In addition, selling and marketing expense was reduced during the three months ended September 30, 2012 in anticipation of a planned increase in selling and marketing expenses in connection with the launch of our new TRADE platform, which was introduced in September 2012, and our entrance into new markets, such as Canada, where we obtained fully licensed registration and launched a local offering in the third quarter of 2012.

Trading Expense and Commissions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Trading expenses and commissions (amounts in thousands)	$8,927	$9,927	$26,862	$25,544

As a percentage of net revenue	22.3%	18.4%	22.6%	17.0%

Trading expenses and commissions for the three months ended September 30, 2012 decreased by $1.0 million, or 10.0%, compared to the three months ended September 30, 2011. Trading expenses for the nine months ended September 30, 2012 increased by $1.3 million, or 5.2%, compared to the nine months ended September 30, 2011. The decrease in trading expenses for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily the result of the decrease in trading volumes in our retail trading business, which was partially offset by an increase in trading volumes in our institutional business and the acquisition of OEC. The increase in trading expenses for the nine months ended September 30, 2012, as compared to the same period in 2011 was primarily the result of the increase in volumes in our institutional business and the acquisition of OEC, which were partially offset by the decrease in trading volumes in our retail trading business.

Purchased intangible amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Purchased intangible amortization (amounts in thousands)	$565	$2,720	$3,450	$6,376
As a percentage of net revenue	1.4%	5.0%	2.9%	4.3%

Purchased intangible amortization for the three months and nine months ended September 30, 2012 decreased $2.2 million, or 79.2%, and $2.9 million, or 45.9%, compared to the three months and nine months ended September 30, 2011 respectively. The decreases were due to the purchased intangible assets acquired from Capital Market Services, LLC in October 2010 becoming fully amortized during the second quarter of 2012. The impact of amortization arising from the acquisition of OEC was insignificant as OEC was acquired at the end of August, 2012.

Professional Fees

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Professional fees (amounts in thousands)	$1,551	$1,881	$3,557	$3,844

As a percentage of net revenue	3.9%	3.5%	3.0%	2.6%

Professional fees for the three months and nine months ended September 30, 2012 decreased $0.3 million, or 17.5%, and $0.3 million, or 7.5%, compared to the three months and nine months ended September 30, 2011 respectively. Professional fees primarily consist of accounting, tax and legal fees, which were higher in 2011 due to the higher expenses incurred in connection with our initial transition to operating as a public company following our initial public offering in December 2010.

Product Development, Software and Maintenance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Product development, software and maintenance (amounts in thousands)	$1,105	$1,019	$3,319	$2,969

As a percentage of net revenue	2.8%	1.9%	2.8%	2.0%

Product development, software and maintenance expenses for the three months ended September 30, 2012, remained generally consistent compared to the three months ended September 30, 2011.

Product development, software and maintenance expenses for the nine months ended September 30, 2012 increased $0.4 million, or 11.8%, compared to the nine months ended September 30, 2011. This increase was primarily due to higher costs incurred in 2012 in connection with development efforts associated with our new TRADE platform, which was launched in September of 2012.

Restructuring

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Restructuring (amounts in thousands)	$—	$—	$634	$—

As a percentage of net revenue	—	—	0.5%	—

The restructuring expenses reflect a $0.6 million increase in compensation and benefits expense which arose in connection with headcount reductions implemented in the nine months ended September 30, 2012.

Other Operating and Non-Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Other operating expenses (amounts in thousands)	$5,753	$6,246	$16,992	$18,284

As a percentage of net revenue	14.4%	11.6%	14.3%	12.2%

Other operating and non-operating expenses for the three months ended September 30, 2012 decreased by $0.5 million, or 7.9%, compared to the three months ended September 30, 2011. The decrease was primarily due to a decrease in bank fees of $0.5 million.

Other operating and non-operating expenses for the nine months ended September 30, 2012 decreased by $1.3 million, or 7.1%, compared to the nine months ended September 30, 2011. The decrease was primarily due to a decrease in bank fees of $0.9 million, a decrease in the provision for bad debt of $0.5 million and a decrease in other expenses of $0.4 million, which were partially offset by an increase of $0.3 million in depreciation and amortization and an increase of $0.2 million in communications and data processing.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income tax expense (amounts in thousands)	$1,210	$4,165	$2,152	$10,987

As a percentage of net revenue	3.0%	7.7%	1.8%	7.3%

Income taxes for the three months and nine months ended September 30, 2012 decreased $3.0 million, or 70.9%, and $8.8 million, or 80.4%, compared to the three months and nine months ended September 30, 2011, respectively, as a result of a decrease in our income before income tax expense, the release of valuation allowances for some our foreign subsidiaries and lower tax rates in our foreign subsidiaries.

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

We primarily hold our cash at financial institutions, including banks and our wholesale forex trading partners. Such cash is primarily invested in cash, money market funds and short-term U.S. government securities. In general, we believe all of our investments are of high credit quality and we have adequate liquidity to conduct our businesses.

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

The following table describes the minimum regulatory capital our subsidiaries were required to maintain as of September 30, 2012, and the actual amounts of capital that were maintained as of such date (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$24.26	$42.82	$18.56	177%
GAIN Capital Securities, Inc.	$0.05	$0.12	$0.07	240%
GAIN Capital-Forex.com U.K., Ltd.	$10.83	$32.50	$21.67	300%
Forex.com Japan Co., Ltd.	$4.02	$12.28	$8.26	305%
GAIN Capital Forex.com Australia, Pty. Ltd.	$0.33	$2.45	$2.12	742%
GAIN Capital-Forex.com Hong Kong, Ltd.	$1.93	$3.56	$1.63	184%
GAIN Global Markets, Inc.	$0.10	$0.38	$0.28	380%
Open E Cry, LLC	$1.12	$4.74	$3.62	423%
GAIN Capital-Forex.com Canada Ltd.	$0.25	$1.85	$1.60	740%

	$42.89	$100.70	$57.81	235%

GAIN Capital Group, LLC, our U.S. futures commission merchant and forex dealer subsidiary, is subject to the CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these rules, GAIN Capital Group, LLC is required to maintain adjusted net capital of $20.0 million plus 5.0% of the total payables to customers over $10.0 million, as these terms are defined under applicable rules. Net capital represents our current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets consist primarily of cash and cash equivalents reported on our balance sheet as cash, receivables from banks and brokers and trading securities, which primarily consist of short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of September 30, 2012, GAIN Capital Group, LLC had net capital of approximately $48.6 million, adjusted net capital of $42.8 million and net capital requirements of $24.3 million. As of September 30, 2012, the excess net capital held by GAIN Capital Group, LLC was $18.6 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements.

We are required to maintain cash on deposit with our wholesale forex trading partners in order to conduct our trading activities. As of September 30, 2012, we posted $123.9 million in cash with wholesale forex trading partners, of which $12.0 million was required as collateral for holding the spot foreign exchange positions held with such institutions on such date, and the remaining $111.9 million represented available cash in excess of required collateral. As of September 30, 2012, total client assets were $426.6 million. Total client assets represent amounts due to clients, including client deposits and unrealized gains or losses arising from our clients’ open positions.

We have incurred increased costs as a result of having publicly traded common stock. Prior to our IPO in December 2010, we were not subject to the reporting requirements of the Exchange Act, or the other rules and regulations of the SEC or any securities exchange. We have invested, and continue to invest, in enhancing our financial and management control systems, including our corporate controls, internal audit, disclosure controls and procedures and financial reporting and accounting systems, to manage our growth as a public company. We also have incurred, and continue to incur, costs associated with corporate governance requirements, including requirements under Sarbanes-Oxley Act 2002, as amended, as well as rules implemented by the SEC and the New York Stock Exchange, or NYSE.

The table set forth below provides information regarding our total available liquidity as of September 30, 2012 and as of December 31, 2011 (amounts in millions):

	As of September 30, 2012	As of December 31, 2011
Cash & cash equivalents	$7.6	$60.3
Cash & cash equivalents held for customers	426.6	310.4
Short term investments	45.0	0.1
Receivable from banks and brokers(1)	83.9	85.4

Total operating cash	563.1	456.2
Less: Cash & cash equivalents held for customers	(426.6)	(310.4)

Free operating cash	136.5	145.8
Less: Minimum regulatory capital requirements	(42.9)	(35.8)
Less: Note payable	—	(7.9)

Free cash available(2)	93.6	102.1
Add: Available credit facility	50.0	50.0

Available cash and liquidity	$143.6	$152.1

(1)	Reflects cash that would be received from brokers following the close-out of all open positions.
(2)	Excludes current liabilities of $21.3 million and capital charges associated with open positions.

Credit Facility

We have a $50.0 million revolving line of credit through a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank. As of September 30, 2012, there were no amounts outstanding under the revolving line of credit. See Note 6. Term Loan and Revolver to the financial statements contained in this quarterly report for additional information regarding our credit facility.

Cash Flow

The following table sets forth a summary of our cash flow for the nine months ended September 30, 2012 and the nine months ended September 30, 2011 (amounts in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash provided by operating activities	$19,094	$74,894
Cash used for investing activities	(58,253)	(5,419)
Cash used for financing activities	(14,279)	(10,708)
Effect of exchange rate changes on cash and cash equivalents	868	(1,533)

Net (decrease)/increase in cash and cash equivalents	$(52,570)	$57,234

The primary drivers of our cash flow provided by operating activities are net deposits received from customers and amounts posted as collateral with wholesale forex trading partners, offset by cash used to fund our operations.

Net deposits received from retail customers represent customer deposits less withdrawals for a given period. These amounts correlate to our customers’ ability to place additional trades, which potentially increases our trading volume, and include the impact of realized gains and losses on customer accounts. Net deposits received from retail customers increase when we receive initial deposits from new retail customers or additional deposits from existing retail customers. Net deposits received from retail customers decrease when a retail customer withdraws funds partially or in full. To some extent our net deposit activity is influenced by our customers’ trading positions as our customers may be required to post additional funds to maintain open positions or may choose to withdraw funds in excess of amounts required to hold their open positions.

Amounts posted as collateral with wholesale forex trading partners are classified on our balance sheet as receivables from banks and brokers and represent collateral required to be posted for us to hold spot foreign exchange positions, as well as the cash posted with wholesale forex trading partners in excess of required collateral. We post cash with wholesale forex trading partners in excess of required collateral to allow for the occurrence of adverse currency price moves relative to our positions, which raise our level of required collateral. The amount of cash posted with wholesale forex trading partners in excess of required collateral is discretionary and may increase or decrease in future periods as we determine the most efficient uses of our cash.

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

Cash provided by operating activities was $19.1 million of cash provided by operating activities for the nine months ended September 30, 2012, compared to cash provided by operating activities of $73.4 million for the nine months ended September 30, 2011. The primary reasons for the decrease in cash provided by operating activities were a decrease in net income of $12.6 million, a decrease in receivables from banks and brokers of $18.6 million and a decrease in trading securities of $20.0 million due to maturity.

Cash used for investing activities was $58.3 million for the nine months ended September 30, 2012, compared to $5.4 million of used for the nine months ended September 30, 2011. The increase in cash used for investing activities was primarily due to the purchase of government securities in the amount of $45.0 million and the acquisition of OEC for $6.8 million.

Cash used for financing activities was $14.3 million for the nine months ended September 30, 2012, compared to $9.2 million for the nine months ended September 30, 2011. The increase in cash used for financing activities was the result of a dividend payment of $5.2 million

Capital Expenditures

Capital expenditures were $6.5 million for the nine months ended September 30, 2012, compared to $2.9 million for the nine months ended September 30, 2011. Capital expenditures for the nine months ended September 30, 2012 and the nine months ended September 30, 2011 were primarily related to the development of our trading platforms and websites. Such capital expenditures accelerated in 2012 as we approached the launch of our new TRADE platform in September of 2012.

Commitments and Contractual Obligations

For the nine months ended September 30, 2012, there were no significant changes to our vendor obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. On March 30, 2012, we paid off the amounts outstanding under our term loan, and as of September 30, 2012 we have no debt. The following table sets forth our contractual obligations as of September 30, 2012 (amounts in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$17,621	$2,332	$2,997	$2,466	$9,826
Contractual payments for acquired assets	2,632	2,632	—	—	—

Total	$20,253	$4,964	$2,997	$2,446	$9,826

Off-Balance-Sheet Arrangements

At September 30, 2012 and December 31, 2011, we did not have any off-balance-sheet arrangements.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against Other assets on our Condensed Consolidated Balance Sheet, totaled approximately $0.3 million at September 30, 2012 and $0.1 million at December 31, 2011, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management may also change, which could affect the level of our future provision for doubtful accounts.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements. Our net interest expense is directly affected by the spread between the short-term interest rates we pay our customers on their balances and the short-term interest rates we earn from re-investing their cash and our own cash. These spreads can widen or narrow when interest rates change. In addition, a portion of our interest income relates to customer balances on which we do not pay interest and, therefore, is directly affected by the absolute level of short-term interest rates. As a result, a portion of our interest income will decline if interest rates fall, regardless of the interest rate spreads that affect the remaining portion of our interest income. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and customer cash held is held in cash and cash equivalents including cash at banks, deposits at wholesale forex trading partners and in money market funds, which invest in short-term U.S. government securities. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of September 30, 2012, a 100 basis point increase in short-term interest rates would result in an increase of approximately $4.8 million in annual pretax income.

Foreign Currency Exposures

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our assets denominated in foreign currencies as well as our earnings due to the translation of the balance sheets and income statements of our foreign subsidiaries from local currencies to United States dollars. We currently have limited exposure to currency risk and as of September 30, 2012, 78.6% of our assets, 73.6% of our liabilities, 88.5% of our revenue and 77.8% of our expenses were denominated in U.S. dollars. We do not take proprietary directional positions to mitigate our exposure to changes in foreign currency exchange rates.

Credit Risk

Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. As a result, we require that each trade must be collateralized in accordance with our margin policies described below. Each customer is required to have minimum funds in their account for opening positions, which we refer to as the initial margin, and for maintaining positions, which we refer to as maintenance margin, depending on the currency pair being traded. Margin requirements are expressed as a percentage of the customer’s total position in that currency, and the customer’s total margin requirement is based on the aggregate margin requirement across all of the positions that a customer holds at any one moment in time. Each net position in a particular currency pair is margined separately. Accordingly, we do not net across different currency pairs, thereby following a fairly conservative margin policy. Our systems automatically monitor each customer’s margin requirements in real time, and we confirm that each of our customers has sufficient cash collateral in his or her account before we execute their trades. If at any point in time a customer has “negative equity” because his or her trading position does not comply with the applicable margin requirement, the position may be automatically liquidated, in part or in full, in accordance with our margin policies and procedures. This policy protects both us and the customer. The incidence of negative equity in customer accounts was immaterial to our operations in the nine months ended September 30, 2012 and September 30, 2011, which we believe was attributable to our real-time margining and liquidation policies and procedures. Our margin and liquidation policies are set forth in our customer agreements.

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

Market Risk

We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not take proprietary directional market positions and therefore do not initiate market positions for our own account in anticipation of future movements in the relative prices of the products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of September 30, 2012, we maintained capital levels of $100.7 million, across all of our regulated subsidiaries, which represented approximately 2.4 times the capital we were required to hold.

Cash Liquidity Risk

In normal conditions, our business is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currency pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with nine financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers’ desire. We generally maintain collateral on deposit, which includes our funds and our customers’ funds. Collateral on deposit ranged from $92.1 million to $116.2 million in the aggregate for the nine months ended September 30, 2012.

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

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For the nine months ended September 30, 2012, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part II, Item 1 of our Form 10-Q for the three months ended March 31, 2012, filed on May 10, 2012, and Part I, Item 3 of our Form 10-K for the year ended December 31, 2011, filed on March 15, 2012. The following supplements and amends those discussions.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our quarterly or annual operating results, cash flows or consolidated balance sheet.

On February 16, 2012, we received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, that has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with us and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on us, the claimants requested, and we agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. We submitted a Response to the Letter Before Claim on July 4, 2012. On July 5, 2012 we received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. We can provide no assurances that this matter will be successfully resolved through the Pre-Action Protocol and will not result in formal litigation, and no assurances can be provided regarding the outcome of any such potential litigation. This matter is currently pending. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.

Through our acquisition of OEC, we became the subject of a patent infringement lawsuit originally filed against OEC on February 9, 2010 in the U.S. District Court for the Northern District of Illinois by Trading Technologies International, Inc. seeking injunctive relief and unspecified damages. As reflected in a Second Amended Complaint filed on June 15, 2011, plaintiff alleges infringement of 12 patents relating to real-time display of price quotes and market depth on the OEC’s electronic trading interfaces. The case was consolidated with 11 related cases in February 2011, and the parties have exchanged infringement, non-infringement and invalidity contentions for several of the disputed patents. In June 2011 the court stayed discovery to allow summary judgment briefing on the ramifications of a recent Federal Circuit decision. On February 9, 2012, the court issued an order, which granted OEC’s motions for summary judgment, resulting in a substantial narrowing of the scope of plaintiff’s claims. Plaintiff filed a motion for reconsideration of that ruling on March 8, 2012. Plaintiff also filed a motion for certification of judgment for interlocutory appeal. The court denied plaintiff’s motion for reconsideration but granted plaintiff’s motion for certification of judgments of patent invalidity with respect to four of the asserted patents. Since that ruling, the court has continued its stay of discovery. On October 7, 2012, plaintiff filed its opening appeal brief with the United States Court of Appeals for the Federal Circuit. Oral argument on plaintiffs’ appeal is expected to occur in mid to late 2013. Plaintiff’s complaint does not specify the amount of damages sought. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.

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

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

Not applicable

(c) Purchase of Equity Securities by the Issuer

The following table presents information regarding our purchases of our Common Stock in the third quarter of 2012:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
July 1, 2012 – July 31, 2012	20,051	$4.50	20,051	$4,040,327
August 1, 2012 – August 31, 2012	3,514	4.47	3,514	4,024,552
September 1, 2012 – September 30, 2012	102,876	4.65	102,876	3,544,209

Total	126,441	$4.62	126,441	$3,544,209

(1)

On May 16, 2011, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $10.0 million for the purchase of the Company’s Common Stock.

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

Date: November 9, 2012	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012	/s/ Daryl J. Carlough
Daryl J. Carlough
Interim Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller (Principal Financial and Accounting Officer)