Form 10-K
period 2012-12-31
GAIN Capital Holdings, Inc.
filed 2013-03-18
CIK 1444363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2).    ☐  Yes    ☑  No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012, was approximately $89.0 million.

As of March 12, 2013, the registrant had 35,525,453 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year is incorporated by reference into Part III of this Form 10-K.

GAIN Capital Holdings, Inc.

FORWARD-LOOKING INFORMATION

In this Annual Report on Form 10-K, the words “GAIN,” the “Company,” “our,” “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. GAIN’s fiscal year ended on December 31, 2012.

This Annual Report on Form 10-K contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which GAIN operates and management’s current beliefs and assumptions. Any statements contained herein (including without limitation statements to the effect that management or GAIN “believes,” “expects,” “anticipates,” “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the section entitled “Item 1A – Risk Factors” below and discussed elsewhere herein. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair our business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

PART I

ITEM 1.	BUSINESS

Overview

We are a global provider of trading services and solutions, specializing in global over-the-counter, or OTC, markets, including spot foreign exchange, or forex, and precious metals, “contracts-for-difference”, or CFDs, which are investment products with returns linked to the performance of an underlying commodity, index or security, and exchange-traded products, including futures and options on futures. We have customers in more than 140 countries worldwide and conduct business from our offices in New York, New York, Bedminster, New Jersey; Powell, Ohio; Cleveland, Ohio; London, England; Tokyo, Japan; Sydney, Australia; Beijing, China; Hong Kong and Singapore.

Our retail trading business, which has historically made up the majority of our business, allows customers to trade through our FOREX.com brand. We also offer retail customers the ability to trade exchange-traded products through our Open E Cry, or OEC brand, which offers futures products, and our wholly-owned subsidiary, GAIN Securities, which principally offers equities products. Our institutional trading business, GTX, launched in March 2010 to serve institutional market participants, including hedge funds, banks and high-frequency trading firms.

We have invested considerable resources in developing our retail and institutional trading platforms and tools to allow our customers to trade and manage their accounts. While our retail and institutional trading businesses use separate platforms, we are able to leverage our combined scale and trading volume in our relationships with our wholesale trading partners, bank liquidity providers and other service providers. In addition, we believe that our platforms complement each other, which allows us to cross-sell our services and to leverage our facilities and the technologies we develop. Our customers can trade through web-based, downloadable and mobile trading platforms and have access to innovative trading tools to assist them with research, automated trading and account management.

The following table sets forth key financial data and operating metrics for our business:

	Key Financial Data (in millions) Year Ended December 31,
	2012	2011	2010	2009	2008
Net Revenue	$151.4	$181.5	$189.1	$153.3	$188.1
Net income(1)	$2.6	$15.7	$37.8	$28.0	$231.4
Adjusted net income(2)	$5.5	$21.7	$33.9	$26.3	$49.6

	Key Operating Metrics (Unaudited) Year Ended December 31,
	2012	2011	2010	2009	2008
Retail
Funded Accounts	85,099	76,485	85,562	60,168	49,740
Active OTC Accounts(3)	60,219	63,435	64,313	52,755	52,555

Futures DARTs(4)	13,581	—	—	—	—
OTC Trading Volume (billions)	$1,303.4	$1,574.0	$1,324.8	$1,246.7	$1,498.6

Average Daily Volume (billions)	$5.0	$6.0	$5.1	$4.8	$5.8
Client Assets (millions)	$446.3	$310.4	$256.7	$199.8	$124.0

Institutional(5)
Trading Volume (billions)	$1,952.6	$853.9	$239.3	$—	$—
Average Daily Volume (billions)	$7.5	$3.3	$0.9	$—	$—

(1)	For the periods prior to the closing of our initial public offering in December 2010, our net income/(loss) was affected by the changes in our embedded derivative liability attributable to the redemption feature of our previously outstanding preferred stock. This redemption feature and the associated embedded derivative liability was no longer required to be recognized following the conversion of all of our preferred stock into common stock in connection with the completion of our initial public offering in December 2010.
(2)	Adjusted net income is a non-GAAP financial measure which represents our net income excluding the historical change in fair value of the embedded derivative in preferred stock and the amortization of purchased intangibles. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Income Statement Line Items and Key Operating Metrics” and “– Reconciliation of Non-GAAP Financial Metrics,” for discussion and reconciliation of non-GAAP financial metrics.
(3)	Represents accounts which executed a transaction over the last 12 months.
(4)	Daily average revenue trades, or DARTs, represent the number of futures or options on futures trades in a given period over the number of trading days in that period.
(5)	Our institutional channel includes our GTX business which was launched in March 2010, as well as additional institutional customers that trade through our other platforms.

Growth Strategies

We intend to grow our business and increase our profitability principally by employing the following growth strategies:

•	Continue to enhance our proprietary trading platforms and innovative trading tools in order to attract customers and increase our market share;

•	Strategically expand our operations and customer base through business acquisitions, investments and partnerships;

•

Expand our product offerings to include other financial products to enable our customers to access an expanding range of products and to execute trading strategies across various products, potentially leading to more revenue per customer;

•	Identify and enter high-growth markets in order to expand our presence globally in markets where we believe there are large revenue opportunities; and

•	Capture additional market share by taking advantage of consolidation within the forex industry and by capitalizing on increasing confidence in retail forex as an asset class.

The following achievements demonstrate our focus on our growth strategies during 2012:

•

The acquisition of Open E Cry, LLC, or OEC, an internet based futures business, from optionsXpress, a subsidiary of The Charles Schwab Corporation, which enables us to offer futures products and connections to dozens of exchanges around the world;

•	The acquisition of all retail forex customer accounts held at the U.S. regulated subsidiary of Global Futures & Forex, Ltd., or GFT;

•

The introduction of TRADE, a new retail platform featuring an expanded portfolio of forex and CFD products that includes innovative tools for market monitoring, technical trading and strategy building;

•	The launch of the FOREX.com service in Canada; and

•	The hiring of the 14 person execution desk from Peregrine Financial Group to bolster GTX’s specialty execution desk.

Our Retail Business

Our retail business offers customers OTC trading through our FOREX.com brand, as well as the ability to trade futures and futures options through our Open E Cry and OEC brands, and equity products through our wholly-owned subsidiary, GAIN Securities. Our retail businesses represented 88.2% of our consolidated net revenue for the year ended December 31, 2012.

FOREX.com

Through FOREX.com, we provide our retail customers around the world with access to a variety of global OTC financial markets, including forex, precious metals and CFDs on commodities and indices. Because of U.S. regulations, neither we nor our subsidiaries offer CFDs in the United States or to U.S. residents. We provide our customers with what we believe to be one of the most robust online forex and CFD trading services in the industry, allowing customers to monitor multiple markets around the world simultaneously and to execute trades quickly and at a low cost from a single trading account. As of March 12, 2013 we provided liquidity in over 400 OTC markets, including 300 currency pairs, 40 equity indices, and 65 commodities. Since our retail products are offered OTC, we act as the counterparty for our customers’ transactions.

We have been developing our FOREX.com retail offering for more than a decade. Due to the global nature of our business, we have invested considerable resources to make our products and services available in multiple languages, which today includes English, German, Chinese, Japanese, Russian and Arabic and to allow our customers to fund their accounts in six different currencies.

In December 2012, we continued to grow our retail business through the acquisition of all retail forex customer accounts held at the U.S. regulated subsidiary of GFT. GFT’s customer accounts were transferred to us after the close of trading on December 7, 2012.

Futures and Equity Products

During 2012, we purchased OEC, an internet based futures business, for a purchase price of $12.0 million ($9.5 million net of working capital). In November 2012, OEC merged with and into Gain Capital Group, LLC, which has continued OEC’s futures business under our Open E Cry and OEC brands. Through our proprietary OEC Trader platform, we are able to offer our retail clients access to the futures, futures option and forex markets in a single interface.

In addition to the futures and futures options offered through our OEC brand, we also offer our customers the ability to trade other exchange-traded products through our wholly-owned subsidiary, GAIN Securities. A broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc., or FINRA, GAIN Securities offers direct access to listed U.S. equity securities, including stocks, exchange traded funds, or ETFs, options, mutual funds and bonds.

The following are the key components of our retail business:

Innovative trading tools

We have made significant investment in the development and support of our proprietary trading technology in order to provide our customers with an enhanced customer experience and multiple ways to trade and manage their accounts, tailored to their level of experience and preferred mode of access. In addition, we also selectively offer third party trading tools we believe complement our proprietary offerings. Our current suite of available trading tools includes:

•

FOREXTrader PRO, our proprietary trading platform, which provides active traders with a highly customizable trading environment, fully integrated decision support tools and automated trading capabilities. FOREXTrader PRO is available in both a downloadable desktop edition and a web-based version that is compatible with various operating systems.

•	FOREXTrader Mobile, our suite of fully functional mobile trading solutions, which includes native iPhone and Android apps, as well as an iPad app.

•

Website Trading, our web-based trading platform, provides streamlined trading, research and account management features in a secure environment and is an important tool that attracts a more diverse customer base, including novice traders, who prefer easy-to-use trading tools accessed through a customer-friendly website.

•

MetaTrader 4, a popular third-party trading platform, that allows users to develop and automate their own custom trading strategies or use trading systems developed by third parties. MetaTrader 4 is available in 31 languages, and is especially popular outside the United States.

•	OEC Trader, a proprietary trading platform that offers users access to the futures, futures options and forex markets in a single interface.

We believe that our proprietary trading technology has and will continue to provide us with a significant competitive advantage because we have the ability to adapt quickly to our customers’ changing needs, rapidly incorporate new products and features and offer our customers multiple ways to engage with us.

Competitive pricing and fast, accurate trade execution

We have leveraged our extensive experience in the global OTC markets to develop highly automated processes, which allows us to deliver tight bid/offer spreads generally reflective of currently available pricing in the markets in which we offer and to execute our customers’ trades quickly and efficiently.

We have relationships with a large number of the most prominent forex liquidity providers, which we believe allows us to offer our customers more competitive pricing with tighter bid/offer spreads than many of our competitors. In addition, we have developed a proprietary pricing engine that electronically aggregates quotes from our liquidity sources based on the midpoint price between the available “best bid” and “best offer.” Our pricing engine allows us to provide our customers with real-time quotes without reliance on third-party pricing providers.

Our trading processes enable us to execute most trades in under a second. We have established a set of standards we use to measure execution quality for FOREX.com, and we publish execution statistics on a quarterly basis. The FOREX.com execution scorecard, which is available on our website, demonstrates our ability to provide fast, accurate trade executions, as well as our commitment to transparency in our business. In 2012, we handled over 34 million trade requests through FOREX.com and executed 99.7% of trades in less than one second, with an average execution speed of .06 seconds. We believe we are the only firm in our industry to voluntarily publish a monthly execution scorecard with the level of detail that we provide.

Sophisticated risk management

Because we are exposed to market and credit risk in connection with our retail trading activities, developing and maintaining robust risk management capabilities is a high priority.

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

Our risk management policies and procedures have been developed to enable us to effectively manage our exposure to market risk, particularly in connection with the management of our net exposure. Our net exposure is evaluated each second and is continuously rebalanced throughout the trading day, thereby minimizing the risk we will be adversely affected by changes in the market prices of the products we hold. This real-time rebalancing of our portfolio enables us to curtail risk and to be profitable in both up and down market scenarios.

In our exchange traded futures business, we are exposed to debit/deficit risk with our clients. If an adverse market move relative to a client’s position(s) occurs and we are unable to collect a margin call in a timely manner, the client account may incur a loss, resulting in a debit balance. If a client account were to incur a loss resulting in a debit balance and we were unable to collect such debit balance from our client, we would incur debit/deficit expense, which could have a material adverse effect on our results of operations. In recognition of this risk, we monitor all client accounts in near real time and have employed multiple risk mitigation measures to help ensure that our client accounts are properly margined at all times.

Our risk management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management procedures require our team of senior traders to monitor risk exposure continuously and update senior management both informally over the course of the trading day and formally through real-time, intraday and end of day reporting. We do not take proprietary directional market positions and therefore do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer.

Because we allow our customers to trade notional amounts greater than the funds they have on deposit with us through the use of leverage, management of credit risk is a key focus for us. The maximum leverage available to retail traders is set by the regulator in each jurisdiction. For example, the standard leverage available to retail accounts in the United States is 50-to-1 (e.g. the initial margin requirement would be approximately $2,000 in order to execute a notional trade amount of $100,000 for the Euro/Dollar (EUR/USD) currency pair), 25-to-1 in Japan and up to 200-to-1 in the United Kingdom and Australia. We manage customer credit risk through a combination of providing trading tools that allow our customers to avoid taking on excessive risk and automatic processes that close customer positions in accordance with our policies, in the event they exceed their credit limits. For example, our customer trading platforms provide a real-time margin monitoring tool to enable customers to know when they are approaching their margin limits. Customers also have the option of employing lower leverage. If a customer’s equity falls below what is required to support that position, we will automatically liquidate positions to bring the customer’s account into margin compliance.

Demonstrated White Label Capabilities

We have significant experience in successfully negotiating and maintaining white label partnerships. White label partners are firms that enter into an arrangement with us whereby we provide all of the front- and back-office services necessary for them to provide online retail forex trading to their customers under their own brands. Our typical white label partner is a either a financial services firm seeking to provide their retail customers with online forex trading services quickly and cost-effectively or an online broker, such as a broker-dealer or Futures Commission Merchant, or FCM, seeking to expand the number of financial products they offer to their customers. We enter into white label partnerships in order to expand into new markets where we have not obtained the regulatory authorizations necessary to provide our trading services directly to retail customers or to gain access to a partner’s existing client base. We compensate our white label partners with either a commission based on the trading volume generated by their customers or a share of net revenue generated by their customers. These relationships allow us to take advantage of market opportunities that would be costly and time-consuming to access by other means. Through our white label partners, we generated 10% of our retail trading volume for the year ended December 31, 2012. We believe we are well-positioned to capture new partnership opportunities given our successful track record of supporting partners globally.

Customers

Our retail customers consist of self-directed traders, who execute trades on their own behalf, and managed account customers who have engaged an intermediary to make trading decisions on their behalf.

The majority of our retail customers are self-directed traders. The typical self-directed customer is generally comfortable making trading decisions and has prior experience trading online, typically in more traditional asset classes, such as equities. Generally, our self-directed customers seek a high return on capital and are interested in investing in alternative asset classes, which typically have a higher risk/reward profile, but can serve as a diversification tool. For the year ended December 31, 2012, self-directed customers represented approximately 96.5% of our retail trading volume.

Our managed account customers make up a smaller portion of our retail customer base. The intermediaries engaged by our managed account customers, which we refer to as authorized traders, include professional money managers, which trade a significant amount of aggregated customer funds, and individuals that trade for a small number of customer accounts. For the year ended December 31, 2012, authorized traders collectively represented approximately 3.5% of our retail trading volume.

Sales and Marketing

In connection with our retail business, we employ a mixture of online and traditional marketing programs, such as advertising on third-party websites, search engine marketing, email marketing and television advertising. In addition, senior members of our research team have appeared regularly on major financial news outlets as industry experts.

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

We also attract customers by building awareness of our company, and the self-directed trading industry in general, through various education initiatives. Our educational resources currently include a variety of video tutorials, articles and other materials, along with interactive webinars and a comprehensive web-based training course coupled with access to experienced instructors.

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

Competition

The market for our services is rapidly evolving and highly competitive. Our competitors in the U.S. are different than our competitors in other parts of the world and vary in terms of regulatory status, breadth of product offering, size and geographic scope of operations. We have established a leading position in the U.S. retail forex market and over the past several years have made significant progress expanding our operations globally. Our main competitors can be categorized as follows:

•

Large U.S. Regulated Forex Firms, including firms regulated by the Commodity Futures Trading Commission, or CFTC, and National Futures Association, or NFA, with a principal offering in the U.S. of retail forex, such as Forex Capital Markets LLC and OANDA Corporation. Like us, these firms have also expanded globally over the past several years, and we also consider them to be competitors in several of our key international markets.

•

U.S. Online Broker-Dealers, including online broker dealer firms such as OptionsXpress Holdings, Inc., a division of The Charles Schwab Corporation, and TDAMERITRADE, among others. These traditional online brokers offer a broad set of asset classes to retail traders, including forex and futures products. The retail forex businesses of these competitors generally constitute a relatively insignificant portion of their overall businesses.

•

Global Multi-Product OTC Trading Firms, including firms such as Saxo Bank, CMC Group and IG Group Holdings plc. These firms generally offer a broad set of asset classes and earn a significant percentage of their revenue from non-forex products, including CFD trading on equity indices and commodities.

Our Institutional Business

We offer institutional customers access to forex trading, primarily through our GTX offering, which we launched in 2010. GTX utilizes a highly innovative, next generation electronic communications network, or ECN, which provides deep liquidity and true peer-to-peer trading capabilities through our unique centrally-cleared prime brokerage model, along with advanced algorithmic trading capabilities. We have made a significant investment in the development of proprietary enhancements to the GTX platform to provide our customers with innovative trading tools, such as basket trading, highly-customized reporting and custom margin monitoring. In 2011, we launched a specialty execution desk within our GTX business to facilitate the execution of more complex transactions for our clients covering all aspects of the forex markets, including swaps, NDFs and options. For the year ended December 31, 2012, net revenue from our institutional business represented 10% of our total consolidated revenue.

Through GTX we provide institutional customers fully anonymous and equal access to the same executable pricing across all major currency pairs. GTX clients use their existing credit line with a prime broker to trade on the liquidity of other participants, including banks, hedge funds and other clients. GTX provides a marketplace where participants, including banks, market makers and individual traders, trade against each other by sending competing bids and offers into the trading platform. Participants interact inside the trading platform and get the best offers for their trades available at that time. All trading orders are matched between counterparties in real time. We act as an agent for the trades executed on the GTX platform and, therefore, do not assume any market or credit risk. We generate revenue by charging a commission on trades executed on the platform.

For professional traders who meet certain qualifications but do not have a credit line with a prime broker, our GTX Direct offering allows access to the liquidity of the GTX marketplace. Through GTX Direct, we agree to act as counterparty to trades executed through the GTX trading platform on our clients’ behalf and earn a commission for each trade.

GTX is powered by software and services that we license from a third party. Pursuant to our agreements, we have obtained, subject to certain excluded customers and geographic regions, exclusive rights to use the software in the field of forex trading and non-exclusive rights to use such trading services in the fields of precious metals and hydrocarbon-related products trading.

Customers

Our institutional customer base includes financial institutions, hedge fund and asset managers, commodity trading, high frequency traders and broker/dealers and high net-worth individuals.

Sales and Marketing

We have a direct sales team that is dedicated to building relationships with potential institutional customers and expanding our GTX business. Since its inception in 2010, our institutional business has quickly expanded to include customers throughout the United States, Europe and Asia.

Competition

GTX competes with other firms offering electronic trading platforms, such as ICAP, through its EBS offering; Reuters; FX Connect and Currenex, both owned by State Street Bank; BGC partners, through its eSpeed offering; Knight Capital, through its Hotspot offering; 360T Trading Networks; Integral Development Corp.; and others.

Intellectual Property

We rely on a combination of trademark, copyright, trade secret and unfair competition laws in the United States and other jurisdictions to protect our proprietary technology, intellectual property rights and our brands (e.g., Forex.com, GAIN Capital, GTX, Open E Cry and OEC). We also enter into confidentiality and invention assignment agreements with our employees and consultants, and confidentiality agreements with other third parties. We rigorously control access to our proprietary technology. Currently, we do not have any pending or issued patents.

We use the following service marks that have been registered with the U.S. Patent and Trademark Office: GAIN Capital (registered service mark), FOREX.com GAIN Capital Group (registered service mark), Trade Real-Time (registered service mark), ForexPro (registered service mark), ForexPremier (registered service mark), Forex Insider (registered service mark), ForexTrader (registered service mark), FOREX.com (registered service mark), ForexPlus (registered service mark), It’s Your World. Trade It. (registered service mark), OEC (registered service mark), OEC One Link (registered service mark) and Open E Cry (registered service mark). We also use the trademark Open E Cry (registered trademark), which has been registered with the U.S. Patent and Trademark Office.

Regulation

Overview

Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the United States, the United Kingdom (through which we have accessed regulatory passport rights to operate in a number of European Economic Area jurisdictions), Japan, Australia, Hong Kong, Canada and the Cayman Islands. Government regulators and self-regulatory organizations oversee the conduct of our business in many ways, and several perform regular examinations to monitor our compliance with applicable statutes, regulations and rules. These statutes, regulations and rules cover all aspects of our business, including:

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

•

providing that introducing brokers must either (i) register with the CFTC and become members of the NFA or apply for an exemption from registration and (ii) meet the minimum net capital requirements applicable to futures and commodity options introducing brokers or enter into a guarantee agreement with a CFTC-regulated forex dealer member and permitting only one such guarantee agreement per introducing broker;

•

requiring that a risk disclosure statement be provided to every retail forex customer, including disclosure of the number of profitable and unprofitable non-discretionary accounts maintained by the forex broker during the four most recent calendar quarters;

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

Our exchange-traded futures business, which is carried on by our subsidiary Gain Capital Group, LLC, under the OEC brand, is subject to the CFTC Net Capital Rule (Regulation 1.17). Our OTC foreign exchange business carried on by our subsidiary Gain Capital Group, LLC under the Forex.com brand, is also subject to the CFTC Net Capital Rule (Regulation 5.7). Under applicable provisions of these regulations, Gain Capital Group, LLC is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin or $20,000,000 plus 5 % of all liabilities owed to customers exceeding $10,000,000. At December 31, 2012, Gain Capital Group, LLC maintained $21.5 million more than the required minimum regulatory capital for a total of 1.87 times the required capital and at all times maintained compliance with all applicable regulations.

In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. A number of significant provisions contained in the law affect, or will affect once implementing regulations are adopted by the appropriate federal agencies, our business. Specifically, the Dodd-Frank Act includes:

•	rules that, beginning in October 2010, require us to ensure that our customers residing in the United States have accounts open only with our NFA-member operating entity, GAIN Capital Group, LLC;

•

amendments to the Commodity Exchange Act that, beginning on July 15, 2011, required essentially all retail transactions in any commodity other than foreign currency to be executed on an exchange, rather than OTC;

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

The Dodd-Frank Act also provides for additional regulation of swaps and security-based swaps, including some types of foreign exchange and metals derivatives in which we engage. The Dodd-Frank Act requires the registration of swap dealers with the CFTC and imposes significant regulatory requirements on swap dealers. Certain of our subsidiaries may be required to register, or may register voluntarily, as swap dealers. Effective February 27, 2013, GAIN GTX, LLC, became registered with the CFTC and NFA as a swap dealer.

Swap dealers are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including adherence to risk management policies, supervisory procedures, trade record and real time reporting requirements as well as proposed rules for new minimum capital requirements. Swap dealers also are subject to additional duties, including internal and external business conduct and documentation standards with respect to their swap counterparties. Swap dealers also will be subject to new rules under the Dodd-Frank Act regarding segregation of customer collateral for cleared transactions, position limits, large trader reporting regimes, compensation requirements and anti-fraud and anti-manipulation requirements related to activities in swaps.

The specific parameters of these swap dealer requirements are being developed by the CFTC and other regulators. The full impact of the regulation on GAIN GTX and any other of our subsidiaries that register as a swap dealer remains unclear. It is likely, however, that these entities will face increased costs due to the registration and regulatory requirements listed above. Complying with the proposed regulation of swap dealers could require us to restructure our businesses, require extensive systems changes, require personnel changes or raise additional potential liabilities and regulatory oversight. Compliance with swap-related regulatory capital requirements may require us to devote more capital to our GTX business. The increased costs associated with compliance, and the changes that will be required in our OTC and clearing businesses, may adversely impact our results of operations, cash flows, or financial condition. The extraterritorial impact of the swap dealer rules also remains unclear.

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

United Kingdom

GAIN Capital Forex.com UK Limited, or GCUK, is registered in the UK and regulated by the Financial Services Authority, or FSA, as a full scope €730k BIPRU Investment Firm. GCUK is required to maintain the greater of $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. The regulatory capital held is required to be in excess of 110% of its requirements at all times. At December 31, 2012, GCUK maintained $21 million more than the required minimum regulatory capital for a total of 2.5 times the required capital and at all times maintained compliance with all applicable regulations.

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

Japan

Forex.com Japan Co., Ltd., or GC Japan, is a registered Type I financial instruments business firm regulated by the Financial Services Agency of Japan in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 120%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GC Japan’s market, counterparty credit risk and operational risk. At December 31, 2012, GC Japan maintained $7.5 million more than the required minimum regulatory capital for a total of 3.1 times the required capital and at all times maintained compliance with all applicable regulations.

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

Australia

GAIN Capital Forex.com Australia, Pty. Ltd., or GCAU, is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). The Australian Securities and Investments Commission, or the ASIC, is the corporate, markets and financial services regulator in Australia responsible for administering aspects of the Corporations Act 2001. GCAU holds an Australian Financial Services License that has been issued by the ASIC. GCAU is required to maintain a minimum capital requirement of $0.04 million (0.04 million AUD) plus 5% of adjusted liabilities between $1.02 million (1 million AUD) and $101.6 million (100 million AUD). At December 31, 2012, GCAU maintained $2.2 million more than the required minimum regulatory capital for a total of 6.7 times the required capital and at all times maintained compliance with all applicable regulations.

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

Hong Kong

Our Hong Kong subsidiary, GAIN Capital Forex.com Hong Kong Limited, or GCHK, is a Type 3 leveraged foreign exchange trading firm registered with the Securities and Futures Commission, or SFC, and operates as an approved introducing agent. During the third quarter of 2011, GCHK received approval to begin offering forex and CFD trading directly to customers in Hong Kong. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of the higher of $1.9 million or the sum of 1.5% of its aggregate gross foreign currency position and 5% of its adjusted liabilities and clients’ margin calculated in accordance with applicable rules. At December 31, 2012, GCHK maintained $1.8 million more than the required minimum regulatory capital for a total of 1.9 times the required capital and at all times maintained compliance with all applicable regulations.

Cayman Islands

GAIN Global Markets, Inc., or GGMI, our Cayman Island subsidiary, is a registered securities arranger with the Cayman Islands Monetary Authority. GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or $100,000. At December 31, 2012, GGMI maintained $0.3 million more than the required minimum regulatory capital for a total of 3.8 times the required capital and at all times maintained compliance with all applicable regulations.

Canada

GAIN Capital - Forex.com Canada, Ltd., or GCCA, is a Dealer Member of the Investment Industry Regulatory Organization of Canada and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory but, generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission, or OSC. GCCA is required to maintain risk adjusted capital in excess of the minimum capital requirement. At December 31, 2012, GCCA maintained $1.3 million more than the required minimum regulatory capital for a total of 6.4 times the required capital and at all times maintained compliance with all applicable regulations.

Korea

We have a number of partners that provide retail forex trading to customers in Korea. We are not currently licensed to offer forex trading services directly to retail customers in Korea. The regulation of forex trading in Korea has recently undergone changes. In particular, the Korean Financial Supervisory Service announced a policy effective March 5, 2012, pursuant to which the maximum permitted leverage was reduced to 10-to-1. In addition, the Korean regulatory authority has announced that it may consider measures to further limit the ability of Korean general investors to enter into forex margin trading for speculative purposes. These regulatory changes may have a material adverse effect on our business with Korean customers.

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

Employees

As of December 31, 2012, we had 363 employees. None of our employees are covered by collective bargaining agreements.

Corporate Information

We were incorporated in Delaware in October 1999 as GAIN Capital, Inc. Our principal executive offices are located at Bedminster One, 135 Route 202/206, Bedminster, New Jersey 07921. We operate our trading risk management and most administrative services out of our New York, New York; Bedminster, New Jersey; Powell, Ohio; Cleveland, Ohio; Chicago, Illinois; London, England; Tokyo, Japan; Sydney, Australia; Beijing, China; Hong Kong, Seoul, South Korea and Singapore offices. A complete list of our subsidiaries can be found in Exhibit 21.1.

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

We are not incorporating information contained in the website by reference into this Annual Report on Form 10-K. We will make available, free of charge through the website under the heading “Investor Relations,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after electronically filing such material with, or furnishing such material to, the SEC. In addition, we make available on our website (i) our Proxy Statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, (ii) the charters for the committees of our Board of Directors, including the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Risk Committee and (iii) our Code of Business Conduct and Ethics governing our directors, officers and employees. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the SEC and the New York Stock Exchange.

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

During recent years, there has been significant disruption and volatility in the global financial markets. Many countries, including the United States and some member countries of the European Union, have recently experienced recessionary conditions. Our revenue is influenced by the general level of trading activity in the forex market. Our revenue and operating results may vary significantly from period to period due primarily to movements and trends in the world’s currency markets and to fluctuations in trading levels. We have generally experienced greater trading volume in periods of volatile currency markets. In the event we experience lower levels of currency volatility, our revenue and profitability will likely be negatively affected as occurred during the first, third and fourth quarters of 2012, when currency volatility levels were at or below previous four year lows. In addition, our customer base is primarily comprised of individual retail customers who view foreign exchange trading as an alternative investment class. If global economic conditions limit the disposable income of our customers, our business could be materially adversely affected as our customers may choose to curtail their trading in the forex market which could result in reduced customer trading volume and trading revenue

Like other financial services firms, our business and profitability are directly affected by elements that are beyond our control, such as economic and political conditions, broad trends in business and finance, changes in the volume of foreign currency transactions, changes in supply and demand for currencies, movements in currency exchange rates, changes in the financial strength of market participants, legislative and regulatory changes, changes in the markets in which such transactions occur, changes in how such transactions are processed and disruptions due to terrorism, war or extreme weather events. Any one or more of these factors, or other factors, may adversely affect our business and results of operations and cash flows. A weakness in equity markets, such as the current economic slowdown causing a reduction in trading volume in U.S. or foreign securities and derivatives, could result in reduced trading activity in the forex market and, therefore, could have a material adverse effect on our business, financial condition and results of operations and cash flows. As a result, period-to-period comparisons of our operating results may not be meaningful and our future operating results may be subject to significant fluctuations or declines.

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

We May Incur Material Trading Losses From Our Forex Trading Activities.

A significant portion of our revenue and operating profits have historically been derived from our retail and institutional foreign exchange trading business. Through our forex trading activities, we attempt to derive a profit from the difference between the prices at which we buy and sell, or sell and buy, foreign currencies. We may incur trading losses for a variety of reasons, including:

•	price changes in foreign currencies;

•	lack of liquidity in foreign currencies in which we have positions; and

•

inaccuracies in our proprietary pricing mechanism, or rate engine, which evaluates, monitors and assimilates market data and reevaluates our outstanding currency quotes, and is designed to publish prices reflective of prevailing market conditions throughout the trading day.

These risks may affect the prices at which we are able to sell or buy foreign currencies or may limit or restrict our ability to either resell foreign currencies that we have purchased or repurchase foreign currencies that we have sold.

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

The Expansion of Our Trading Activities Into Other Financial Products, Including Futures, Futures Options, Listed Securities, Contracts for Difference, or CFDs, Over-the-Counter, or OTC, Currency Derivatives and Gold and Silver Spot Trading Entails Significant Risk, and Unforeseen Events in Such Business Could Have An Adverse Effect on Our Business, Financial Condition and Results of Operations and Cash Flows.

All of the risks that pertain to our trading activities in the forex market also apply to our futures, futures options, listed securities, CFDs, OTC currency derivatives and gold and silver spot trading products and any other products we may offer in the future. These risks include market risk, counterparty risk, liquidity risk, technology risk, third-party risk and risk of human error. In addition, we have limited experience outside of the forex market and unexpected events can occur that can result in great financial loss to us, including our inability to effectively integrate new products into our existing trading platform or our failure to properly manage the market risks associated with making markets for new products. The profit margins for these new products may not be similar to the profit margins we have realized with respect to forex trading. In addition, if we further expand our listed securities offerings, we would move from what is primarily a business model focused on OTC trading into a business model that includes brokerage activities that require reliance upon third-party clearing firms to hold our customers’ funds and execute our customers’ trades. The introduction of these and other potential financial products would pose a risk that our risk-management policies, procedures and practices, and the technology that supports such activities, will be unable to effectively manage these new risks to our business. In addition we would be subject to local securities laws for all of these offerings.

In our exchange traded futures business, we are exposed to debit/deficit risk with our clients. If an adverse market move relative to a client’s position(s) occurs and we are unable to collect a margin call in a timely manner, the client account may incur a loss, resulting in a debit balance.

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

We intend to continue to selectively pursue acquisitions. Any future acquisitions may result in significant transaction expenses and present new risks associated with entering additional markets or offering new products and integrating the acquired companies. Other areas where we may face risks include:

•	diversion of management time and focus from operating our business to address challenges that may arise in integrating the acquired business;

•	transition of operations, users and customers onto our existing platforms;

•	failure to successfully further develop the acquired business; and

•	integration of the acquired business’ accounting, human resource and other administrative systems, and coordination of trading and sales and marketing functions.

Our failure to address these risks or other problems encountered in connection with our future acquisitions could cause us to fail to realize the anticipated benefits of such acquisitions, incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities or the incurrence of debt. Additionally, any new businesses that we may acquire, once integrated with our existing operations, may not produce expected or intended results.

Any Disruption or Corruption of Our Proprietary Technology Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations and Cash Flows.

We rely on our proprietary technology to receive and properly process internal and external data. Any disruption in the proper functioning or any corruption of our software or erroneous or corrupted data may cause us to make erroneous trades, accept customers from jurisdictions where we do not possess the proper licenses, authorizations or permits or require us to suspend our services, any of which could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Systems Failures Could Cause Interruptions in Our Services or Decreases in the Responsiveness of Our Services, Which Could Harm Our Business.

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

We May Not Be Able to Develop and Adopt New Technologies in a Timely Fashion, Which Could Adversely Impact Our Ability to Compete in the Markets in Which We Operate.

Our success in the past has largely been attributable to our proprietary technology that has taken many years to develop. If our competitors develop more advanced technologies, we may be required to devote substantial resources to the development of more advanced technology to remain competitive. Our industry is characterized by rapidly changing technology, evolving industry standards and changing trading systems, practices and techniques. We may not be able to keep up with these rapid changes in the future, develop new technology, realize a return on amounts invested in developing new technologies or remain competitive in the future.

We May Not Be Able to Protect Our Intellectual Property Rights or May Be Prevented From Using Intellectual Property Necessary for Our Business.

We rely on a combination of trademark, copyright, trade secret and unfair competition laws in the United States and other jurisdictions to protect our proprietary technology, intellectual property rights and our brands. We do not have any patents. While we rigorously control access to our proprietary technology and enter into confidentiality and invention assignment agreements with our employees, consultants and other third parties, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. Such unauthorized use and infringement would undermine the competitive benefits offered by our proprietary technology and could adversely impact our business and results of operations.

We also license or are permitted to use intellectual property or technologies owned by others, such as the trading platform used by our GTX business. In the event such intellectual property or technology becomes material to our business, the loss of our license or our inability to otherwise continue use of such technologies would have a material adverse effect on our business. We may also face claims of infringement that could interfere with our ability to use technology that is material to our business operations.

Attrition of Customer Accounts and Failure to Attract New Accounts in a Cost-Effective Manner Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations and Cash Flows.

Our customer base is primarily comprised of individual retail customers who generally trade with us for short periods. Although we offer products and tailored services designed to educate, support and retain our customers, our efforts to attract new customers or reduce the attrition rate of our existing customers may not be successful. If we are unable to maintain or increase our customer retention rates or generate a substantial number of new customers in a cost-effective manner, our business, financial condition and results of operations and cash flows would likely be adversely affected. Although we have spent significant financial resources on sales and marketing expenses and related expenses and plan to continue to do so, these efforts may not be cost-effective at attracting new customers. In particular, we believe that rates for desirable advertising and marketing placements, including online, search engine, print and television advertising, are likely to increase in the foreseeable future, and we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments. Additionally, our sales and marketing methods are subject to regulation by the Commodity Futures Trading Commission, or CFTC, and National Futures Association, or NFA, in the United States and other regulators in non-US jurisdictions. The rules and regulations of these organizations impose specific limitations on our sales methods, advertising and marketing. If we do not achieve our advertising objectives, our profitability and growth may be materially adversely affected.

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

We may also have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Even if we prevail in any litigation or enforcement proceedings against us, we could incur significant legal expenses defending against the claims, even those without merit. Moreover, because even claims without merit can damage our reputation or raise concerns among our customers, we may feel compelled to settle claims at significant cost. The initiation of any claim, proceeding or investigation against us, or an adverse resolution of any such matter could have a material adverse effect on our reputation, business, financial condition and results of operations and cash flows.

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

In addition, employee errors, including mistakes in executing, recording or reporting transactions for customers, may cause us to enter into transactions that customers disavow and refuse to settle. Employee errors expose us to the risk of material losses until the errors are detected and the transactions are unwound or reversed. The risk of employee error or miscommunication may be greater for products that are new or have non-standardized terms. Further, such errors may be more likely to occur in the aftermath of any acquisitions during the integration of or migration from technological systems. Misconduct by our employees or former employees could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It may not be possible to detect or deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Our employees may also commit good faith errors that could subject us to financial claims for negligence or otherwise, as well as regulatory actions.

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

We currently allow our customers to use credit cards to fund their accounts with us. For the year ended December 31, 2012, approximately 10% of the notional value of our U.S. customer deposits were funded in this manner. The National Futures Association, or NFA, has recently requested comments from its members, including our company, about a proposed prohibition on the use of credit cards to fund retail trading accounts. If the NFA’s proposed prohibitions, or other similar regulations, are adopted, or if credit card issuing institutions restrict the use of credit and debit cards as a means to fund retail accounts, then the elimination or reduction in the availability of credit cards as a means to fund customer accounts, or any increase in the fees associated with such use, would deprive our customers of a secure and convenient method of funding their accounts, particularly during non-banking hours. If customers are unable or unwilling to utilize alternative methods of funding their accounts, the resulting reduction in trading volume by our customers could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

The Loss of Our Key Employees Could Materially Adversely Affect Our Business, Including Our Ability to Grow Our Business.

Our key employees, including Glenn Stevens, our chief executive officer, have significant experience in the forex industry and have made significant contributions to our business. In addition, other senior employees have made significant contributions to our business. Our continued success is dependent upon the retention of these and other key executive officers and employees, as well as the services provided by our trading staff, technology and programming specialists and a number of other key managerial, marketing, planning, financial, technical and operations personnel. The loss of such key personnel could have a material adverse effect on our business. In addition, our ability to grow our business is dependent, to a large degree, on our ability to retain such employees.

The Industries In Which We Operate Are Highly Competitive and We May Be Adversely Affected if We Are Unable to Compete Effectively.

The forex market has only recently become accessible to retail investors and is a rapidly evolving business industry characterized by intense competition and evolving domestic and global regulatory oversight and rules. Tighter spreads and increased competition could make our business less profitable. In addition, new and enhanced alternative trading systems have emerged as an option for individual and institutional investors to avoid directing their trades through retail forex brokers, which could result in reduced revenue for us. Our prospects may be materially adversely affected by our ability to adapt to these changes and effectively manage the risks, expenses and difficulties frequently encountered in the operation of a business in a rapidly evolving industry. We face similar competitive pressure in the other industries in which we operate, including with regard to our institutional and exchange traded futures products.

In addition, our competitors include sophisticated institutions which have larger customer bases, more established name recognition and substantially greater financial, marketing, technological and personnel resources than we do. These advantages may enable them, among other things, to:

•	develop products and services that are similar to ours, or that are more attractive to customers than ours in one or more of our markets;

•	provide products and services we do not offer;

•	provide execution and clearing services that are more rapid, reliable, efficient or less expensive than ours;

•	offer products and services at prices below ours to gain market share and to promote other businesses, such as forex options, futures, listed securities, CFDs, precious metals and OTC derivatives;

•	adapt at a faster rate to market conditions, new technologies and customer demands;

•	offer better, faster and more reliable technology;

•	outbid us for desirable acquisition targets;

•	more efficiently engage in and expand existing relationships with strategic alliances;

•	market, promote and sell their products and services more effectively; and

•	develop stronger relationships with customers.

These competitors, including commercial and investment banking firms, may have access to capital in greater amounts and at lower costs than we do, and, therefore, may be better able to respond to changes in the industries in which we operate, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Access to capital is critical to our business to satisfy regulatory obligations and liquidity requirements. Among other things, access to capital determines our creditworthiness, which if perceived negatively in the market could materially impair our ability to attract customer assets. Access to capital also determines the degree to which we can expand our operations. Therefore, if we are unable to maintain or increase our capital on competitive terms, we could be at a significant competitive disadvantage, and our ability to maintain or increase our revenue and earnings could be materially impaired. Also, new or existing competitors in our markets could make it difficult for us to maintain our current market share or increase it in desirable markets. Increased competition could also result in narrowing bid/offer spreads, which could materially adversely affect our business, financial condition and results of operations and cash flows. Any reduction in revenues without a commensurate reduction in expenses would decrease our profitability. We may not be able to compete effectively against these firms, particularly those with greater financial resources, and our failure to do so could materially and adversely affect our business, financial condition and results of operations and cash flows.

We May Be Unable to Effectively Manage Our Growth.

As we continue to seek to grow our business, both organically and by selectively pursuing acquisitions, we may need to expand and upgrade the reliability and scalability of our transaction processing systems, network infrastructure and other aspects of our proprietary technology. We may not be able to expand and upgrade our technology systems and infrastructure to accommodate increases in our business activity in a timely manner, which could lead to operational breakdowns and delays, loss of customers, a reduction in the growth of our customer base, increased operating expenses, financial losses, increased litigation or customer claims, regulatory sanctions or increased regulatory scrutiny. In addition, we will need to continue to attract, hire and retain highly skilled and motivated executives and employees. We may not be able to attract or retain the executives and employees necessary to manage our growth effectively.

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

In 2012, we generated approximately 79.4% of our retail trading volume from customers outside the United States. Expanding our business in new markets is an important part of our growth strategy. Due to certain cultural, regulatory and other challenges relevant to those markets, however, we may be at a competitive disadvantage in those regions relative to local firms or to international firms that have a well-established local presence. These challenges include:

•	less developed or mature local technological infrastructure and higher costs, which could make our products and services less attractive or accessible in emerging markets;

•

difficulty in complying with the diverse regulatory requirements of multiple jurisdictions, which may be more burdensome, not clearly defined and subject to unexpected changes, potentially exposing us to significant compliance costs and regulatory penalties;

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

If Our Operating Subsidiaries Are Unable to Pay Us Dividends When Needed, We May Be Unable to Satisfy Our Obligations When They Arise.

As a holding company with no material assets other than the stock of our operating subsidiaries, nearly all of our funds generated from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to regulation and requirements of various regulatory bodies, including the CFTC and NFA in the United States, the Financial Services Authority in the United Kingdom, the Financial Services Agency, or FSA, the Japan Ministry of Economy, Trade and Industry, or JETI, the Japan Ministry of Agriculture, Forestry and Fisheries in Japan, or JAFF, the Securities and Futures Commission in Hong Kong, the Investment Industry Regulatory Organization of Canada, or IIROC, in Canada and the Cayman Islands Monetary Authority in the Cayman Islands, relating to liquidity and capital standards, which may have the effect of limiting funds available for the payment of dividends to the holding company. Accordingly, if our operating subsidiaries are unable to pay us dividends and make other payments to us when needed, due to regulatory restrictions or otherwise, we may be unable to satisfy our obligations when they arise.

Risks Related to Regulation

Failure to Comply With the Rapidly Evolving Laws and Regulations Governing Our Businesses May Result in Regulatory Agencies Taking Action Against Us, Which Could Significantly Harm Our Business.

Substantially all of our operations involving the execution and clearing of transactions in foreign currencies, CFDs, gold and silver and securities are conducted through subsidiaries that are regulated by governmental bodies or self-regulatory organizations, including in the United States, the United Kingdom, Japan, Australia, Hong Kong, Canada and the Cayman Islands. Many of the regulations we are governed by are intended to protect the public, our customers and the integrity of the markets, and not necessarily our shareholders.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, enacted in July 2010, has had and is expected to continue to have a significant effect on our U.S. retail business. For example, the Dodd-Frank Act further amended the Commodity Exchange Act to prohibit essentially all OTC retail transactions in any commodity other than foreign currency after July 15, 2011. As a result, after such date, we are not permitted to offer our U.S. retail customers leveraged spot metals trading or any product other than forex. The Dodd-Frank Act also includes a requirement that federal banking regulators and the SEC adopt new rules regarding the conduct and operation of forex businesses by banks and broker-dealers, respectively. As a result of these new regulations, the ability of our wholesale forex trading partners, many of which are regulated banks and/or broker-dealers, to do business with us could be significantly curtailed, which could materially adversely affect our ability to provide liquidity to our customers. In addition, the new rules could adversely affect the structure, size, depth and liquidity of forex markets generally. The Dodd-Frank Act also provides for additional regulation of swaps and security-based swaps, including some types of foreign exchange and metals derivatives in which we engage. Swap dealers are required to register with the CFTC and are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including, among other things, new capital requirements, a new margin regime for uncleared swaps and a new segregation regime for collateral of counterparties to uncleared swaps. While the specific parameters of these swap dealer requirements are still being developed by the relevant regulators, it is likely that any of our subsidiaries that are required to register as swap dealers (such as GAIN GTX, LLC, which has registered with the CFTC and NFA as a swap dealer) will face increased costs due to the registration and regulatory requirements listed above. Any of these new regulatory developments, alone or in combination, could have a material adverse effect on our business and profitability.

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

For the year ended December 31, 2012, approximately 60.1% of our trading volume was attributable to customers resident in a jurisdiction where we or our white label partners are licensed, regulated or deal with customers cross-border in a manner that we believe does not require us to be regulated in that jurisdiction. The remaining 39.9% of our retail trading volume was attributable to customers in jurisdictions in which we or our white label partners are not currently licensed or authorized by the local government or applicable self-regulatory organization. We determine the nature and extent of services we can offer and the manner in which we conduct our business in the various jurisdictions in which we serve customers based on a variety of factors, including legal advice received from local counsel, our review of applicable U.S. and local laws and regulations and, in some cases, our discussions with local regulators. In cases in which we operate in jurisdictions based on local legal advice, we are exposed to the risk that our legal and regulatory analysis is subsequently determined by a local regulatory agency or other authority to be incorrect and that we have not been in compliance with local laws or regulations, including local licensing or authorization requirements, and to the risk that the regulatory environment in a jurisdiction may change, including in a circumstance where laws or regulations or licensing or authorization requirements that previously were not enforced become subject to enforcement.

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

We Are Required to Maintain High Levels of Capital, Which Could Constrain Our Growth and Subject Us to Regulatory Sanctions.

Our regulators have stringent rules requiring that we maintain specific minimum levels of regulatory capital in our operating subsidiaries that conduct our spot foreign exchange, CFDs, gold and silver spot trading and securities businesses. In the United States, as a Futures Commission Merchant, or FCM, and a Retail Forex Exchange Dealer, or RFED, we are required to maintain adjusted net capital of $20.0 million plus 5.0% of the amount of customer liabilities over $10.0 million. On a worldwide basis, as of December 31, 2012, we were required to maintain approximately $45.6 million minimum capital in the aggregate across all jurisdictions, representing a $9.8 million, or 27.4% increase from our minimum regulatory capital requirement at December 31, 2011. Regulators continue to evaluate and modify regulatory capital requirements from time to time in response to market events and to improve the stability of the international financial system. Additional revisions to this framework or new capital adequacy rules applicable to us may be proposed and ultimately adopted, which could further increase our minimum capital requirements in the future.

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

Risks Related to Third Parties

If We Lose Access to the Wholesale Forex Trading Partners That Provide Us With Forex Market Liquidity, We May Be Unable to Provide Competitive Forex Trading Services, Which Will Materially Adversely Affect Our Business, Financial Condition And Results of Operations and Cash Flows.

We rely on third-party financial institutions to provide us with forex market liquidity. We maintain relationships with three established global prime brokers, Deutsche Bank AG, or Deutsche Bank, UBS AG, or UBS, and the Royal Bank of Scotland plc, or RBS, as well as relationships with a number of additional wholesale forex trading partners, and we have access to liquidity through third-party trading platforms. We depend on these relationships for our access to a pool of forex liquidity to ensure that we are able to execute our customers’ trades in any of the currency pairs, equity indices and commodity products we offer and in the notional amount our customers request. These prime brokers and wholesale forex trading partners, although under contract with us, may terminate our arrangements at any time. In the event that we no longer have access to the competitive wholesale forex pricing spreads and/or levels of liquidity that we currently have, we may be unable to provide competitive forex trading services, which would materially adversely affect our business, financial condition and results of operations and cash flows.

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

We Are Subject to Counterparty Risk Whereby Defaults by Parties With Whom We Do Business Can Have an Adverse Affect on Our Business, Financial Condition and Results of Operations and Cash Flows.

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

Failure of Third-Party Systems or Third-Party Service and Software Providers Upon Which We Rely Could Adversely Affect Our Business.

We rely on certain third-party computer systems or third-party service and software providers, including trading platforms, back-office systems, Internet service providers and communications facilities. For example, for the year ended December 31, 2012, 43.9% of our retail trading volume was derived from trades utilizing the MetaTrader platform, a third-party trading platform we license that is particularly popular in the international retail trading community and offers our customers a choice in trading interfaces. Additionally, we also rely on an agreement with a third party that provides us with investment research that we distribute to our customers. Any interruption in these third-party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find an alternative systems or services provider on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Security Breaches in Our Computer Infrastructure May Jeopardize Confidential Information Transmitted Over the Internet, Cause Interruptions in Our Operations or Give Rise to Liabilities to Third Parties.

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

Failure to Maintain Relationships With Introducing Brokers Who Direct New Customers to Us Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations and Cash Flows.

We have relationships with introducing brokers who direct new customers to us and provide marketing and other services for these customers. In certain jurisdictions, we are only able to provide our services through introducing brokers. For the year ended December 31, 2012, approximately 30.5% of our retail trading volume was derived from introducing brokers. Many of our relationships with introducing brokers are nonexclusive or may be terminated by the brokers on short notice. In addition, under our agreements with introducing brokers, they have no obligation to provide us with new customers or minimum levels of transaction volume. Our failure to maintain our relationships with these introducing brokers, the failure of the introducing brokers to provide us with customers or our failure to create new relationships with introducing brokers would result in a loss of revenue, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. To the extent any of our competitors offers more attractive compensation terms to one or more of our introducing brokers, we could lose the brokers’ services or be required to increase the compensation we pay to retain the brokers. In addition, we may agree to set the compensation for one or more introducing brokers at a level where, based on the transaction volume generated by customers directed to us by such brokers, it would have been more economically attractive to seek to acquire the customers directly rather than through the introducing broker.

Our Business or Reputation Could Be Harmed by Introducing Broker Misconduct or Errors That Are Difficult to Detect and Deter.

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

Failure to Develop or Maintain Relationships With White Label Partners Who Direct Customer Trading Volume to Us Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations and Cash Flows.

We have relationships with white label partners who provide forex trading to their customers by using our trading platform and other services and, therefore, provide us with an additional source of revenue. For the year ended December 31, 2012, approximately 10% of our retail trading volume was derived from white label partners. Many of our relationships with white label partners are non-exclusive or may be terminated by them on short notice. In addition, our white label partners have no obligation to provide us with minimum levels of transaction volume. Our failure to maintain our relationships with these white label partners, the failure of these white label partners to continue to offer online forex trading services to their customers using our trading platform, the loss of requisite licenses by our white label partners or our inability to enter into new relationships with white label partners would result in a loss of revenue, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. To the extent any of our competitors offers more attractive compensation terms to one or more of our white label partners, we could lose the white label partnerships or be required to increase the compensation we pay to retain the white label partners.

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

The Terms of Certain of Our Agreements With Our White Label Partners May Require Us to Pay for Increased Trading Volume That Does Not Increase Our Trade Revenue.

We pay certain white label partners and introducing brokers based on the volume of trading activity of the customers they introduce to us, regardless of whether the order flow from such trading volume is profitable to us. Certain market conditions may be conducive to high trading volume by these customers but not to trading activity by such customers that allows us to generate significant revenue. As such, we may incur losses from these arrangements in the event that we are required to pay for increased trading volume but do not generate corresponding increased revenue from the related trade flow. These losses could have a material adverse effect on our results of operations, particularly our EBITDA and net revenue.

Risks Related to our Common Stock

The Market Price of Our Common Stock May Be Volatile.

Our results of operations and cash flows have fluctuated significantly from period to period in the past based on a variety of factors, including some of which are beyond our control, such as currency volatility and fluctuations in trading volume. These variations, along with any failure to achieve operating results that meet or exceed the expectations of our investors and the market as a whole, could result in significant price and volume fluctuations in our common stock. Other factors that, could affect the market price of our common stock include:

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

Certain Provisions in Our Amended and Restated Certificate of Incorporation May Prevent Efforts By Our Stockholders to Effect a Change of Control of Our Company or a Change in Our Management.

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

We May Be Unable to Obtain Capital When We Need it, on Acceptable Terms, if at All.

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

As of December 31, 2012, our executive officers, directors and other affiliates together beneficially owned over 50% of our outstanding capital stock. VantagePoint Venture Partners IV(Q), L.P., VantagePoint Venture Partners IV, L.P., VantagePoint Venture Partners IV Principals Fund, L.P., VP New York Venture Partners, L.P., referred to herein as the VPVP Funds, and Edison Venture Fund IV SBIC, L.P., together beneficially owned over 50% of our outstanding capital stock as of December 31, 2012. Two of our directors, Messrs. Sugden and Bevilacqua, are affiliated with the Edison and VPVP Funds, respectively. As a result, these stockholders, acting together, are able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

The Limited Liquidity For Our Common Stock Could Affect Your Ability To Sell Your Shares At A Satisfactory Price.

Our common stock is relatively illiquid. As of March 12, 2013, we had 35,525,453 shares of common stock outstanding. The average daily trading volume in our common stock during the 60 calendar days ended March 1, 2013 was approximately 0.7 million shares. A more active public market for our common stock may not develop, which could continue to adversely affect the liquidity of our common stock and adversely affect the trading price of our common stock. Moreover, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile than that of other companies or the market as a whole. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in us at a satisfactory price.

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

Shareholders May Be Diluted by the Future Issuance of Additional Common Stock in Connection With Our Incentive Plans, Acquisitions or Otherwise.

As of December 31, 2012, we had approximately 23.5 million shares of common stock authorized but unissued. Our certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions, in future common stock offerings or otherwise. As of December 31, 2012, we have reserved an aggregate of 7.1 million shares for issuance under our equity incentive compensation plans 0.9 million to be issued pursuant to future awards and grants under the 2010 Omnibus Incentive Compensation Plan, or the 2010 plan, 5.8 million shares that are subject to outstanding grants under our Amended and Restated 2006 Equity Compensation Plan and the 2010 Plan, and 0.4 million shares to be issued pursuant to the 2011 Employee Stock Purchase Plan). Any common stock that we issue, including under our 2010 Omnibus Incentive Compensation Plan, 2011 Employee Stock Purchase Plan or other equity incentive plans that we may adopt in the future, will dilute the percentage ownership held by investors who own our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.	PROPERTIES

We are a global provider of trading services and solutions, specializing in global over-the-counter, or OTC, markets, including spot foreign exchange, or forex, and precious metals, “contracts-for-difference,” or CFDs, which are investment products with returns linked to the performance of an underlying commodity, index or security, and exchange-traded products, including futures and options on futures. We have customers in more than 140 countries worldwide and conduct business from our offices in New York, New York; Bedminster, New Jersey; Powell, Ohio; Cleveland, Ohio; Chicago, Illinois; London, England; Tokyo, Japan; Sydney, Australia; Beijing, China; Hong Kong, and Singapore. All of our office space was leased as of December 31, 2012.

While we believe that these facilities are adequate to meet our current needs, it may become necessary to secure additional space in the future to accommodate any future growth. We believe that such additional space will be available as needed in the future on commercially reasonable terms

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

MARKET FOR GAIN COMMON STOCK

Our common stock began trading on the New York Stock Exchange under the symbol “GCAP” on December 15, 2010. Prior to that date, there was no established trading market for our common stock. As of March 12, 2013, we estimate that we had approximately 112 stockholders of record and approximately 1,410 beneficial holders of our common stock.

The following table details the high and low sales prices for the common stock as reported by the New York Stock Exchange for the periods indicated.

	2012		2011
Quarter	High	Low	High	Low
First Quarter	$6.04	$5.87	$9.98	$7.38
Second Quarter	$5.11	$4.93	$7.43	$5.99
Third Quarter	$4.80	$4.65	$6.80	$5.11
Fourth Quarter	$4.48	$4.35	$7.46	$5.90

DIVIDEND POLICY

Prior to the fourth quarter of 2011, we retained all earnings for investment in our business. In October 2011, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination by our Board of Directors of the amount. Each quarter since, the Company has paid a $0.05 per share dividend to holders of the Company’s common stock. The latest dividend was declared on March 6, 2013, payable on March 21, 2013 to stockholders of record on March 12, 2013.

Any declaration and payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our Board of Directors deems relevant. The Board’s ability to declare a dividend is also subject to limits imposed by Delaware corporate law. In addition, our subsidiaries are permitted to pay dividends to us subject to (i) certain regulatory restrictions related to the maintenance of minimum net capital in those of our subsidiaries that are subject to net capital requirements imposed by applicable law or regulation and (ii) general restrictions imposed on dividend payments under the jurisdiction of incorporation or organization of each subsidiary.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

REPURCHASES OF COMMON STOCK

During the year ended December 31, 2012, we repurchased approximately 0.7 million shares of our common stock pursuant to the terms of our approved stock repurchase plan.

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 2012	—	—	—	$4,982,999
February 2012	—	—	—	$4,982,999
March 2012	7,216	$4.96	7,216	$4,947,055
April 2012	18,112	$4.99	18,112	$4,856,173
May 2012	150,371	$4.80	150,371	$4,130,905
June 2012	—	—	—	$4,130,905
July 2012	20,051	$4.50	20,051	$4,040,328
August 2012	3,514	$4.47	3,514	$4,024,552
September 2012	102,876	$4.65	102,876	$3,544,209
October 2012	134,680	$4.79	134,680	$2,897,040
November 2012	124,449	$4.19	124,449	$2,372,091
December 2012	150,551	$4.31	150,551	$1,720,092

(1)	On May 16, 2011, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $10.0 million for the purchase of the Company’s common stock.
(2)	Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

STOCK PERFORMANCE GRAPH

The following performance chart assumes an investment of $100 on December 15, 2010 (the date the Company’s shares began trading on the NYSE) and compares the change through December 31, 2012 in the market price for our common stock with the Russell 2000 Index, the NASDAQ Composite Index, and a peer group identified by the Company (the “Selected Peer Group Index”). The Selected Peer Group Index was selected to include publicly-traded companies engaging in one or more of the Company’s lines of business.

The Selected Peer Group Index is weighted according to the respective issuer’s stock market capitalization and is comprised of the following companies: Advent Software, Inc., BGC Partners, Inc., DST Systems, E*Trade Financial Corporation, FactSet Research Systems, Inc., FXCM, Inc., GFIG Group, Inc., INTL FCStone Inc., Investment Technology Group, Inc., Knight Capital Group, Inc., Market Axcess Holdings, Inc., MSCI, Inc., and SWS Group, Inc.

The comparisons in the graphs below are based on historical data and are not intended to forecast the possible future performance of our common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to our compensation plans under which equity compensation is authorized as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(1)
Equity compensation plans approved by security holders	5,837,680	$3.18	905,518

(1)	In accordance with the 2010 Omnibus Incentive Compensation Plan, an additional 1.2 million shares were made available for issuance on the first trading day of 2013; these shares are excluded from this calculation.

ITEM 6.	SELECTED FINANCIAL DATA

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements as of December 31, 2012 and December 31, 2011 and for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, included in this annual report on Form 10-K. The selected Consolidated Statement of Operations data for the years ended December 31, 2009 and 2008 and the selected Consolidated Balance Sheet data as of December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results of operations are not necessarily indicative of future results.

Selected Consolidated Statement of Operations

	(in thousands, except share and per share data)
	Year Ended December 31,
	2012	2011	2010(1)	2009(1)	2008(1)
Consolidated Statement of Operations Data:
Net revenue	$151,360	$181,465	$189,098	$153,319	$188,100

Total expenses	$150,218	$158,221	$131,646	$113,090	$(78,496)

Income/(loss) before income tax expense and equity in earnings of equity method investment	$1,142	$23,244	$57,452	$40,229	$266,596

Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$2,621	$15,698	$37,845	$27,994	$231,426

Earnings/(loss) per common share: (2)
Basic	$0.08	$0.46	$8.62	$9.47	$57.54

Diluted	$0.07	$0.40	$1.00	$0.75	$4.94

Weighted average common shares outstanding used in computing earnings/(loss) per common share: (2)
Basic	34,940,800	34,286,840	4,392,798	2,956,377	2,911,107

Diluted (3)	37,880,208	38,981,792	37,742,902	37,282,069	33,924,649

Cash dividends per share	$0.20	$0.05	$—	$—	$—

Selected Consolidated Balance Sheet

	($ in thousands unless otherwise stated)
	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash and cash equivalents	$36,820	$60,221	$27,536	$22,770	$52,459
Cash and securities held for customers	$446,311	$310,447	$256,674	$199,754	$123,972
Receivables from banks brokers	$89,916	$85,401	$98,135	$76,391	$50,817
Total assets	$629,913	$505,581	$443,071	$351,940	$264,816
Payables to customers, brokers, dealers, futures commission merchants, and other regulated entities	$446,311	$310,447	$256,674	$199,754	$123,972
Convertible, redeemable preferred stock embedded derivative	$—	$—	$—	$81,098	$82,785
Notes payable	$—	$7,875	$18,375	$28,875	$39,375
Total shareholders’ equity/(deficit)	$163,687	$164,830	$149,849	$(139,890)	$(172,154)

(1)	For each of the periods indicated, in accordance with ASC 815, Derivatives and Hedging, we accounted for an embedded derivative liability attributable to the redemption feature of our then outstanding preferred stock. This redemption feature and the associated embedded derivative liability is no longer required to be recognized due to the conversion of all of our outstanding preferred stock in connection with the completion of our initial public offering of common stock in December 2010.
(2)	In connection with the completion of our IPO, our board of directors approved a 2.29-for-1 stock split of our common stock to be effective immediately prior to the completion of the IPO. The 2.29-for-1 stock split, after giving effect to the receipt by us of 407,692 shares of common stock from all of our pre-IPO common stockholders (on a pro-rata basis) in satisfaction of previously outstanding obligations owed by such stockholders to us, resulted in an effective stock split of 2.26-for-1. Accordingly, all references to share and per share data for periods prior to our IPO have been retroactively restated to reflect the effective 2.26-for-1 stock split.
(3)	For the year ended December 31, 2008 through the year ended December 31, 2010, all outstanding preferred stock is assumed to be converted for the calculation of diluted shares outstanding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto provided pursuant to “Item 8. Financial Statements and Supplementary Data” contained within this Annual Report on Form 10-K.

Overview

We are a global provider of trading services and solutions, specializing in global over-the-counter, or OTC, markets, including spot foreign exchange, or forex, and precious metals, “contracts-for-difference,” or CFDs, which are investment products with returns linked to the performance of an underlying commodity, index or security, and exchange-traded products, including futures and options on futures. We have customers in more than 140 countries worldwide and conduct business from our offices in New York, New York; Bedminster, New Jersey; Powell, Ohio; Cleveland, Ohio; London, England; Tokyo, Japan; Sydney, Australia; Beijing, China; Hong Kong and Singapore.

Our retail foreign exchange trading business, which has historically made up the majority of our business, allows customers to trade through our FOREX.com brand. We also offer retail customers the ability to trade exchange-traded products through our Open E Cry, LLC, or OEC brand, which offers futures products, and through our wholly-owned subsidiary GAIN Securities, which principally offers equities products. Our institutional trading business, GAIN GTX, which we launched in March 2010, serves institutional market participants, including hedge funds, banks and high-frequency trading firms. Our institutional trading business also includes our specialty execution desk, which we launched in September 2011 to facilitate the execution of more complex transactions.

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

We have also recently taken several significant steps to diversify our product portfolio and add new revenue sources, including measures designed to grow our institutional and futures businesses, which generate commission revenues rather than the trading revenue generated by our retail foreign exchange trading business. During the year ended December 31, 2012, we introduced TRADE, a new retail platform featuring an expanded portfolio of forex and CFD products. The TRADE platform features innovative tools for market monitoring, technical trading and strategy building and expands our retail product offering to over 400 tradeable markets, including indices, commodities and forex. We also expanded our GTX specialty execution desk through the addition of a new fourteen member team in August 2012. In addition, our acquisition of OEC, from optionsXpress, a subsidiary of The Charles Schwab Corporation, which closed on August 31, 2012, enables us to offer futures products and connections to dozens of exchanges around the world. In November 2012, OEC merged with and into GAIN Capital Group, LLC, which has continued OEC’s futures business under our Open E Cry and OEC brands. We believe that executing on our strategy to diversify our product portfolio and add new revenue sources will allow us to continue to grow our business in both favorable and challenging market conditions.

As a global provider of online trading services, our results of operations are impacted by a number of external market factors, including market volatility and transaction volumes, competition, the regulatory environment in the various jurisdictions and markets in which we operate and the financial condition of the retail and institutional customers to whom we provide our services. These factors are not the only factors that impacted our results of operations for the most recent fiscal period, and additional or other factors may impact, or have different degrees of impact, on our results of operations in future periods.

Market Environment and Trading Volatility

During the past few years, there has been significant disruption and volatility in the global financial markets. Our revenue and operating results may vary significantly from period to period due primarily to movements and trends in the world’s currency markets and to fluctuations in trading levels. As a general rule, our businesses typically benefit from volatility in the markets that we serve, as periods of increased volatility often coincide with higher levels of trading by our clients and a higher volume of transactions. However, periods of extreme volatility may result in significant market dislocations that can also lead clients to reduce their trading activity. In addition, volatility that results in trading within a relatively narrow band of currency prices may lead to less profitable trading activity. Also, market volatility can adversely affect our ability to profitably manage our net exposure, which represents the unhedged portion of the trading positions we enter into with our customers.

Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macroeconomic conditions. Weakness in equity markets, which occurred in much of 2011 and several of the previous years, can result in reduced trading activity in the forex market. The European sovereign debt crisis, which arose in the second quarter of 2010 and continued throughout 2011 and 2012, created economic uncertainty, adversely affecting the equities and other securities markets for much of this period, leading investors to, at times, reduce their forex trading activity, and also resulted in anomalous and challenging market conditions over several significant periods during 2011 and 2012.

In the year ended December 31, 2012, trading conditions were generally challenging, principally due to low overall currency volatility. After a modest increase in the second quarter of 2012, the third quarter of 2012 saw volatility levels and trading ranges of the most widely traded foreign currencies dip back down to the four year lows reached in the first quarter of 2012, with currency volatility in the fourth quarter reaching lows not seen since 2007. As a result of these challenging trading conditions, during the year ended December 31, 2012, trading volume in our retail forex trading business declined by 17.2%, adversely affecting our revenue and operating results for the year, despite increased trading volume in our institutional business.

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

Regulatory Environment

In recent years, the financial markets have experienced the beginning of a major global regulatory overhaul, as regulators and legislators in the U.S. and abroad have proposed and, in some instances, adopted, a wide range of regulatory changes that have had a significant effect on the manner in which we operate our business. In particular, as a result of the Dodd-Frank Act’s requirement that essentially all transactions in commodities be executed on an exchange, after July 15, 2011, we were no longer permitted to offer leveraged spot metal transactions in the United States. For the period from January 1, 2011 through July 15, 2011, our leveraged spot metals trading business with U.S. customers generated approximately $20.7 million in net revenue.

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

Revenue

We generate revenue from trading revenue, commission revenue, other revenue and interest income.

Trading Revenue

Trading revenue is our largest source of revenue and is generated in our retail forex business. Trading revenue represented 84.2% of our total net revenue for the year ended December 31, 2012, and 96.9% of our total net revenue for the year ended December 31, 2011.

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

For the year ended December 31, 2012, approximately 95.9% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our wholesale forex trading partners, and the remaining 4.1% of our average daily retail trading volume consisted of our net exposure, compared to average daily retail trading volume hedged of 97.1% and 98.0% in 2011 and 2010, respectively.

We manage our net exposure by applying position and exposure limits established under our risk-management policies and by continuous, active monitoring by our traders. Based on our risk management policies and procedures, over time a portion of our net exposure may be hedged with our wholesale forex trading partners. Although we do not actively initiate proprietary directional market positions in anticipation of future movements in the relative prices of the products we offer, through our net exposure we are likely to have open positions in various currencies at any given time. In the event of unfavorable market movements, we may take a loss on such positions. See “Sophisticated Risk Management” in Item 1. Business, in this Form 10-K for further details regarding our risk management policies.

Commission Revenue

Commission revenue is comprised of revenue from our GTX institutional business, revenue from our futures business, OEC, and revenue from GAIN Securities, our securities business.

GTX, OEC, and GAIN Securities generate revenue by earning a commission on each transaction, which is recorded under commission revenue. We act as an agent for the trades executed on the GTX platform and, therefore, do not assume any market or credit risk. Commission revenue received through GTX, OEC and GAIN Securities generally generates a lower profit margin than that which we have historically experienced in our retail forex trading business.

Other Revenue

Other revenue is comprised of account management, transaction and performance fees related to customers who have assigned trading authority to our subsidiary Gain Capital Asset Management, or GCAM; inactivity and training fees charged to customer accounts; and other miscellaneous items from each of our businesses.

For the year ended December 31, 2012, other revenue was $2.3 million, compared to $1.8 million for the year ended December 31, 2011

Net Interest Revenue / Expense

Net interest revenue/expense consists primarily of the revenue generated by our cash and customer cash held by us at banks, in money market funds, in treasury bills and on deposit as collateral with our wholesale forex trading partners, less interest expense on our term loan and contractual payments for acquired assets. A customer’s net account value equals cash on deposit plus the marking to market of open positions as of the measurement date.

Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term U.S. government securities or treasury bills. Such deposits and investments earned interest at an average effective rate of approximately 0.1% for the year ended December 31, 2012 and 2011. Interest paid to customers varies among customer accounts primarily due to the net value of a customer account. From time to time, we also make available interest promotions pursuant to which we may pay certain customers higher levels of interest than that which is paid to other customers. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $0.1 million for the year ended December 31, 2012, compared to net interest expense of $0.9 million for the year ended 2011.

Expenses

Our expenses are principally comprised of employee compensation and benefits, selling and marketing, trading expenses and commissions, purchased intangible amortization and other expenses.

Employee Compensation and Benefits

Employee compensation and benefits includes salaries, bonuses, stock-based compensation, contributions to benefit programs and other related employee costs.

Selling and Marketing

Our marketing strategy employs a combination of direct online marketing and focused branding programs, with the goal of raising awareness of our retail forex trading Internet website, FOREX.com, and attracting customers in a cost-efficient manner. For the year ended December 31, 2012, selling and marketing expense was $27.0 million, compared to $36.2 million for the year ended December 31, 2011. The decrease in sales and marketing expense was primarily due to a decrease in advertising expenses in response to market conditions, particularly in the fourth quarter of 2012.

Trading Expense and Commissions

Trading expense and commissions consists primarily of compensation paid to our white label partners and introducing brokers. We generally provide white label partners with the platform, systems and back-office services necessary for them to offer forex trading services to their customers. Introducing brokers identify and direct potential forex trading customers to us. White label partners and introducing brokers generally handle marketing and the other expenses associated with attracting customers. Accordingly, we do not incur any incremental sales and marketing expense in connection with trading revenue generated by customers provided through our white label partners and introducing brokers. We do, however, pay a portion of this trading revenue to our white label partners and introducing broker partners and record this payment under trading expense and commissions. This expense is largely variable and changes principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from their customers. This situation occurred in 2011, in particular in the fourth quarter of the year, which resulted in an increase in trading expense despite a decrease in trading revenue generated by our white label and introducing broker clients. Our indirect business accounted for 42.5%, 38.9% and 37.8% of retail trading volume in the years ended December 31, 2010, 2011 and 2012, respectively.

General and Administrative

General and administrative expenses consists of bank fees, professional fees, occupancy and equipment and other miscellaneous expenses.

Depreciation and amortization

Depreciation and amortization consists of the recognition of expense for physical assets and software purchased for use over a period of several years and of the amortization for internally developed software.

Purchased Intangible Amortization

Purchased intangible amortization consists of amortization related to intangible assets we acquired in 2012, 2011 and 2010 in connection with our acquisition of customer accounts in several transactions we executed during these periods. The principal intangible assets acquired were customer assets and a non-compete agreement. These intangible assets have useful lives ranging from one year to six years.

Communications and Technology

Communications and technology consists of communications fees, data fees, product development, software and maintenance expenses.

Bad debt provision

Bad debt provision represents the amounts estimated for the uncollectibility of certain outstanding balances during the period.

Restructuring

We incurred restructuring expenses in 2012, which reflect severance payments arising from headcount reductions implemented in the first half of 2012.

Change in Fair Value of Convertible Preferred Stock Embedded Derivative

In 2010, in accordance with ASC 815, Derivatives and Hedging, we accounted for an embedded derivative liability attributable to the redemption feature of our then outstanding preferred stock. This redemption feature and the associated embedded derivative liability is no longer required to be recognized due to the conversion of all of our outstanding preferred stock in connection with the completion of our initial public offering of common stock in December 2010.

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

Adjusted Net Income

Adjusted net income is a non-GAAP financial measure and represents our net income/(loss) excluding (i) for periods prior to 2011 (x) the change in fair value of the embedded derivative in our preferred stock and (y) the after-tax impact of amortization of purchased intangibles; and (ii) for 2011 and future periods, the after tax impact of amortization of purchased intangibles. Purchased intangible assets are not operating assets; we therefore believe it is appropriate to exclude the associated amortization in presenting our adjusted net income. We believe this will assist our investors in evaluating our operating performance. As discussed below, the embedded derivative in our preferred stock was extinguished at the time of our IPO. Accordingly, beginning in 2011, we no longer include an adjustment for changes in fair value of the embedded derivative and adjusted net income for 2011 and future periods represents our net income excluding only the after-tax impact of amortization of purchased intangibles. We believe our reporting of adjusted net income assists investors in evaluating our operating performance because this measure excludes certain non-operating expenses and non-recurring items. This non-GAAP financial measure has certain limitations, including that it does not have a standardized meaning and, therefore, our definition may be different from similar non-GAAP financial measures used by other companies or analysts. Therefore, it may be more difficult to compare our financial performance to that of other companies.

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

Adjusted Earnings Per Share

Adjusted earnings per share is a non-GAAP financial measure and represents our net income/(loss) per share excluding (i) for periods prior to 2011 (x) the change in fair value of the embedded derivative in our preferred stock and (y) the after-tax impact of amortization of purchased intangibles; and (ii) for 2011 and future periods, the after tax impact of amortization of purchased intangibles. As noted above, the embedded derivative in our preferred stock was extinguished at the time of our IPO. Accordingly, beginning in 2011, we no longer include an adjustment for changes in fair value of the embedded derivative and adjusted earnings per share for 2011 and future periods represents our earnings per share excluding only the after-tax impact of amortization of purchased intangibles. We believe our reporting of adjusted earnings per share assists investors in evaluating our operating performance because this measure excludes certain non-operating expenses and non-recurring items. This non-GAAP financial measure has certain limitations, including that it does not have a standardized meaning and, therefore, our definition may be different from similar non-GAAP financial measures used by other companies and/or analysts. Thus, it may be more difficult to compare our financial performance to that of other companies.

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

Reconciliation of Non-GAAP Financial Metrics

The following table provides a reconciliation of GAAP net income to adjusted net income and adjusted earnings per common share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Net income applicable to GAIN Capital Holdings, Inc.	$2,621	$15,698	$37,845
Change in fair value of convertible, redeemable preferred stock embedded derivative	—	—	(4,691)
Add back of purchased intangible amortization, net of tax	2,851	6,005	749

Adjusted net income	$5,472	$21,703	$33,903

Adjusted earnings per common share(1):
Basic	$0.16	$0.63	$7.72

Diluted	$0.14	$0.56	$0.90

(1)	In connection with the completion of our IPO, our Board of Directors approved a 2.29-for-1 stock split of our common stock to be effective immediately prior to the completion of the IPO. The 2.29-for-1 stock split, after giving effect to the receipt by us of 407,692 shares of common stock from all of our pre-IPO common stockholders (on a pro-rata basis) in satisfaction of previously outstanding obligations owed by such stockholders to us, resulted in an effective stock split of 2.26-for-1. Accordingly, all references to share and per share data for periods prior to our IPO have been retroactively restated to reflect the effective 2.26-for-1 stock split.

The following table provides a reconciliation of our effective tax rate to our adjusted effective tax rate (amounts in thousands except percentages):

	Year Ended December 31,
	2012	2011	2010
Income before income tax expense and equity in earnings of equity method investment	$1,142	$23,244	$57,452
Change in fair value of convertible, redeemable preferred stock embedded derivative	—	—	(4,691)

Adjusted income before income tax expense and equity in earnings of equity method investment	$1,142	$23,244	$52,761

Income tax expense	$(1,479)	$7,546	$20,009

Adjusted earnings per common share(1):
Effective tax rate(2)	(129.4)%	32.5%	34.8%

Adjusted effective tax rate(3)	(129.4)%	32.5%	37.9%

(1)	In connection with the completion of our IPO, our Board of Directors approved a 2.29-for-1 stock split of our common stock to be effective immediately prior to the completion of the IPO. The 2.29-for-1 stock split, after giving effect to the receipt by us of 407,692 shares of common stock from all of our pre-IPO common stockholders (on a pro-rata basis) in satisfaction of previously outstanding obligations owed by such stockholders to us, resulted in an effective stock split of 2.26-for-1. Accordingly, all references to share and per share data for periods prior to our IPO have been retroactively restated to reflect the effective 2.26-for-1 stock split.
(2)	Income tax expense as a percentage of income before income tax expense and equity in earnings of equity method investment.
(3)	Income tax expense as a percentage of adjusted income before income tax expense and equity in earnings of equity method investment.

Other Financial Metrics

In addition to the financial metrics discussed above, we review various key operating metrics, which are described below, to evaluate the performance of our business.

	Key Operating Metrics (Unaudited) Year Ended December 31,
	2012	2011	2010	2009	2008
Retail
Funded Accounts	85,099	76,485	85,562	60,168	49,740
Active OTC Accounts	60,219	63,435	64,313	52,755	52,555
Futures DARTs	13,581	—	—	—	—

OTC Trading Volume (billions)	$1,303.4	$1,574.0	$1,324.8	$1,246.7	$1,498.6
Average Daily Volume (billions)	$5.0	$6.0	$5.1	$4.8	$5.8
Client Assets (millions)	$446.3	$310.4	$256.7	$199.8	$124.0

Institutional Trading Volume (billions)	$1,952.6	$853.9	$239.3	$—	$—
Average Daily Volume (billions)	$7.5	$3.3	$0.9	$—	$—

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

Many of the above factors impact the volatility of foreign currency rates, which has generally been positively correlated with forex trading volume. Our customer trading volume is also affected by the following additional factors:

•	the effectiveness of our sales activities;

•	the competitiveness of our various offerings;

•	the effectiveness of our customer service team; and

•	the effectiveness of our marketing activities.

In order to increase customer trading volume, we focus our marketing and our customer service and education activities on attracting new customers and increasing overall customer trading activity.

For the year ended December 31, 2012 and December 31, 2011, no single customer accounted for more than 1.0% and 5.0% of our trading volume for the period, respectively.

Funded Accounts

Funded accounts represent retail customers who maintain cash balances with us. We believe the number of funded retail accounts is an important indicator of our ability to attract new retail customers that can potentially lead to trading volume and revenue in the future; however, it does not represent actual trades executed.

Active OTC Accounts

Active OTC accounts represents customers who executed at least one trade during the relevant period. We believe active OTC accounts is an important operating metric because it correlates to our trading volume and revenue.

Futures DART’s, or Daily Average Revenue Trades

DARTs represents the number of futures or options on futures trades in a given period over the number of trading days in the given period.

OTC Trading Volume

OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our retail customers. Approximately 40.0% of our customer trading volume for the year ended December 31, 2012 was generated by our retail businesses, compared to 64.8% for the year ended December 31, 2011.

Average Daily Volume

Average daily volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our customers in a given period over the number of trading days in the given period.

Client Assets

Client assets represent amounts due to clients, including customer deposits and unrealized gains or losses arising from open positions.

Trading Volume

Trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our institutional customers. Approximately 60.0% and 35.2% of our customer trading volume for the years ended December 31, 2012 and 2011, respectively, was generated by our institutional trading business.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

	Year Ended December 31,
	2012	2011
REVENUE:
Trading revenue	$127,520	$175,854
Commission revenue	21,373	4,691
Other revenue	2,331	1,790

Total non-interest revenue	151,224	182,335
Interest revenue	627	544
Interest expense	(491)	(1,414)

Total net interest revenue / (expense)	136	(870)

Net revenue	$151,360	$181,465

Our total net revenue decreased $30.1 million, or 16.6%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. Trading revenue decreased $48.3 million, or 27.5%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. Retail trading volumes decreased for the year ended December 31, 2012, compared to the year ended December 31, 2011, as a result of challenging trading conditions, principally due to low overall market volatility and tight trading ranges of the most widely traded foreign currencies. In particular, the average true range and intraday trading volatility of the major currencies that we offer were both at multi-year lows during the year ended December 31, 2012, which adversely affected retail trading volume during such periods. As a result, our ability to generate retail trading revenue was also adversely affected.

Our commission revenue increased $16.7 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, including an increase of $11.1 million from our institutional business, and an additional $5.6 million of revenue generated by our newly acquired futures business, OEC, from the acquisition date of August 31, 2012 through the end of the year. Our other revenue increased $0.5 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to an increase of $2.3 million in data fees, which was partially offset by a decrease in foreign exchange translation revenue of $1.5 million and a decrease in managed account fees of $0.2 million.

Our net interest revenue/(expense) increased from $0.9 million of expense for the year ended December 31, 2011 to $0.1 million of revenue for the year ended December 31, 2012, primarily due to a lower average outstanding term loan balance, a decrease in interest paid to customers and an increased focus on cash management strategies to increase the yield on our cash holdings.

Expenses

	Year Ended December 31,
	2012	2011
Total expenses (amounts in thousands)	$150,218	$158,221

As a percentage of net revenue	99.2%	87.2%

Our total expenses decreased $8.0 million, or 5.1%, for the year ended December 31, 2012, compared to the year ending December 31, 2011. The decrease was due to a decrease of $9.2 million of selling and marketing expense, a decrease of $4.8 million of purchased intangible amortization, a decrease of $2.0 million of general and administrative expenses and a decrease of $0.5 million in the bad debt provision. These decreases were partially offset by an increase in trading expense of $5.0 million, an increase in employee compensation and benefits of $1.1 million, an increase in depreciation and amortization of $1.0 million, restructuring charges of $0.6 million and an increase in communications and technology of $0.6 million.

The changes in key operating expense items are described further below.

Employee Compensation and Benefits

	Year Ended December 31,
	2012	2011
Employee compensation and benefits (amounts in thousands)	$47,469	$46,362

As a percentage of net revenue	31.4%	25.5%

Employee compensation and benefits expenses increased $1.1 million, or 2.4%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. Salary and benefits (excluding bonus and stock compensation) increased $2.9 million, primarily due to the hiring of members of senior management, additional institutional sales employees and employees related to the acquisition of OEC. The increase in compensation and benefits was partially offset by a decrease in bonus expense of $1.2 million, due to the decrease in operating results of our business for the year ended December 31, 2012, compared to the prior year, a decrease in stock compensation expense of $0.7 million, principally due to a decrease in the value of more recent grants compared to the value of historical grants and a decrease in our retirement plan expenses of $0.1 million.

Selling and Marketing Expenses

	Year Ended December 31,
	2012	2011
Selling and marketing (amounts in thousands)	$26,969	$36,195

As a percentage of net revenue	17.8%	19.9%

Selling and marketing expenses decreased $9.2 million, or 25.5%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. This was primarily due to a realignment of marketing expense to regions which we believe will provide higher growth potential and lower customer acquisition costs. Additionally, decreased sales and marketing expenses were primarily due to a decrease in advertising expenses in response to market conditions, particularly in the fourth quarter of 2012.

Trading Expenses and Commissions

	Year Ended December 31,
	2012	2011
Trading expenses and commissions (amounts in thousands)	$38,047	$33,040

As a percentage of net revenue	25.1%	18.2%

Trading expenses and commissions increased $5.0 million, or 15.2%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to the increase in volumes in our institutional business and the acquisition of OEC. This was partially offset by the decrease in trading volumes in our retail trading business. This expense is largely variable and is directly associated with the levels of customer trading volume directed to us from our white label partners and introducing brokers.

General and administrative

	Year Ended December 31,
	2012	2011
General and administrative (amounts in thousands)	$19,950	$21,842

As a percentage of net revenue	13.2%	12.0%

General and administrative expense decreased $1.9 million, or 8.7%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. This decrease was primarily due to a decrease of $0.9 million in professional fees, a decrease of $0.9 million in bank fees and a decrease in other miscellaneous expenses of $0.3 million. These decreases were partially offset by a $0.1 million increase in occupancy and equipment expenses.

Depreciation and amortization

	Year Ended December 31,
	2012	2011
Depreciation and amortization (amounts in thousands)	$4,921	$3,898

As a percentage of net revenue	3.3%	2.1%

Depreciation and amortization increased by $1.0 million, or 26.2%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. This increase was primarily due to an increase in the amortization of software purchased or developed internally, which was placed into service at the end of 2011 or during 2012, including the company’s new trading platform, TRADE, which was launched in September 2012.

Purchased Intangible Amortization

	Year Ended December 31,
	2012	2011
Purchased intangible amortization (amounts in thousands)	$4,134	$8,893

As a percentage of net revenue	2.7%	4.9%

Purchased intangible amortization decreased $4.8 million, or 53.5%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease was due to the purchased intangible assets acquired from Capital Market Services, LLC in October 2010 becoming fully amortized during the second quarter of 2012, partially offset by additional amortization in the second half of 2012 related to the acquisition of OEC.

Communications and technology

	Year Ended December 31,
	2012	2011
Communications and technology (amounts in thousands)	$7,736	$7,139

As a percentage of net revenue	5.1%	3.9%

Communications and technology expenses increased $0.6 million, or 8.4%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. The increase was primarily due to higher costs incurred in 2012 in connection with development efforts associated with our new TRADE platform and an increase of $0.2 million in data processing costs.

Income Taxes

	Year Ended December 31,
	2012	2011
Income tax (benefit) / expense (amounts in thousands)	$(1,479)	$7,546

As a percentage of net revenue	(1.0)%	4.2%

Income tax expense decreased $9.0 million resulting in a tax benefit of $1.5 million for the year ended December 31, 2012, compared to income tax expense of $7.5 million for the year ended December 31, 2011. Our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate. The decrease in our effective tax rate for fiscal 2012 was primarily attributable to the foreign rate differential from our international operations, where tax rates for these operations are generally lower than the U.S. statutory rate, as well as the reversal of previously established valuation allowances of approximately $0.6 million in the aggregate due to an increase in reported income in certain foreign jurisdictions. The increased tax benefit from foreign operations was due primarily to an increase in foreign earnings, reducing our effective tax rate by 121.1%. Please see Note 16 to our audited consolidated financial statements for more information on our effective tax rate. As our foreign earnings are generally taxed at lower statutory rates than our 35% U.S. statutory rate, changes in the proportion of our consolidated taxable earnings originating in foreign jurisdictions will impact our consolidated tax rate. As of the date of this Annual Report, we have determined that our foreign earnings were reinvested indefinitely outside the U.S. and are not subject to current U.S. income tax. At the end of 2012 we completed a reorganization of our domestic and international corporate structure and plan on moving certain personnel and operational functions between affiliates. We anticipate the restructuring will impact amounts subject to future taxation in the U.S. and foreign jurisdictions. We anticipate the changes in our international structure may have a favorable impact, which could be significant, on our effective tax rate for 2013 and beyond.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

	Year Ended December 31,
	2011	2010
REVENUE:
Trading revenue	$175,854	$187,356
Commission revenue	4,691	2,227
Other revenue	1,790	1,190

Total non-interest revenue	182,335	190,773
Interest revenue	544	364
Interest expense	(1,414)	(2,039)

Total net interest revenue / (expense)	(870)	(1,675)

Net revenue	$181,465	$189,098

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

Our commission revenue increased $2.5 million, due to an increase in institutional trading volume from $239 billion for the year ended December 31, 2010 to $854 billion for the year ended December 31, 2011.

Our other revenue increased $0.6 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to an increase in foreign exchange translation gains of $0.4 million and an increase in managed account fees of $0.1 million.

Our net interest expense decreased $0.8 million, or 48.1%, for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to a lower average outstanding term loan balance.

Expenses

	Year Ended December 31,
	2011	2010
Total expenses (amounts in thousands)	$158,221	$131,646

As a percentage of net revenue	87.2%	69.6%

Our total expenses increased $26.6 million, or 20.2%, for the year ended December 31, 2011, compared to the year ending December 31, 2010. Total expenses for 2010 included a gain of $4.7 million relating to the change in fair value of our preferred stock embedded derivative; there was no similar gain in 2011 due to the settlement of our preferred stock embedded derivative in connection with the completion of our IPO in December 2010. The remainder of the increase in operating expenses was primarily due to a $7.7 million increase in purchased intangible amortization, a $7.4 million increase in trading expenses and commissions, a $6.0 million increase in general and administrative, a $0.9 million increase in employee compensation and benefits, a $0.7 million increase in communications and technology, a $0.5 million increase in depreciation and amortization and a $0.3 million increase in bad debt provision, partially offset by a decrease in selling and marketing expenses of $1.5 million.

The changes in key operating expense items are described further below.

Employee Compensation and Benefits

	Year Ended December 31,
	2011	2010
Employee compensation and benefits (amounts in thousands)	$46,362	$45,439

As a percentage of net revenue	25.5%	24.0%

Employee compensation and benefits expenses increased $0.9 million, or 2.0%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. Salary and benefits (excluding bonus and stock compensation) increased $4.0 million primarily due to the hiring of members of senior management and an increase in headcount in our international locations to support our international expansion during 2011. The increase in salary and benefits was partially offset by a decrease in bonus expense of $1.6 million, primarily due to the decrease in operating results of our business for the year ended December 31, 2011, compared to December 31, 2010, and a decrease in stock compensation expense of $1.4 million, principally due to a decrease in the value of more recent grants compared to the value of historical grants.

Selling and Marketing Expenses

	Year Ended December 31,
	2011	2010
Selling and marketing (amounts in thousands)	$36,195	$37,721

As a percentage of net revenue	19.9%	19.9%

Selling and marketing expenses decreased $1.5 million, or 4.0%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. Decreased sales and marketing expenses were primarily due to a decrease in advertising expenses in response to market conditions, particularly in the fourth quarter of 2011.

Trading Expenses and Commissions

	Year Ended December 31,
	2011	2010
Trading expenses and commissions (amounts in thousands)	$33,040	$25,658

As a percentage of net revenue	18.2%	13.6%

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

General and administrative

	Year Ended December 31,
	2011	2010
General and administrative (amounts in thousands)	$21,842	$15,826

As a percentage of net revenue	12.0%	8.4%

General and administrative expenses increased $6.0 million, or 38.0%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase was primarily due to an increase in professional fees of $3.3 million, an increase of $2.1 million in travel, insurance, memberships and dues and an increase of $0.6 million in occupancy and equipment.

Depreciation and amortization

	Year Ended December 31,
	2011	2010
Depreciation and amortization (amounts in thousands)	$3,898	$3,439

As a percentage of net revenue	2.1%	1.8%

Depreciation and amortization increased $0.5 million, or 13.3%, for the year ended December 31, 2011, compared to the year ended December 31, 2011, primarily due to an increase in the amortization of software purchased or developed internally, which was placed into service at the end of 2010 or during 2011.

Purchased Intangible Amortization

	Year Ended December 31,
	2011	2010
Purchased intangible amortization (amounts in thousands)	$8,893	$1,208

As a percentage of net revenue	4.9%	0.6%

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

Communications and Technology

	Year Ended December 31,
	2011	2010
Communications and technology (amounts in thousands)	$7,139	$6,449

As a percentage of net revenue	3.9%	3.4%

Communications and technology expenses increased $0.7 million, or 10.7%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. This increase was primarily due to the continued development and enhancement of our trading platforms, product offerings, websites and tools to support our retail and institutional customers.

Change in Fair Value of Convertible Preferred Stock Embedded Derivative

	Year Ended December 31,
	2011	2010
Change in fair value of convertible preferred stock embedded derivative (amounts in thousands)	$—	$(4,691)

As a percentage of net revenue	—	(2.5)%

The change in the fair value of the preferred stock embedded derivative resulted in a decrease to our total expenses of $4.7 million for the year ended December 31, 2010. As the preferred stock embedded derivative was settled in December 2010 in connection with our IPO, there was no impact for the year ended December 31, 2011.

Income Taxes

	Year Ended December 31,
	2011	2010
Income tax expense / (benefit) (amounts in thousands)	$7,546	$20,009

As a percentage of net revenue	4.2%	10.6%

Income tax expense decreased $12.5 million to $7.5 million for the year ended December 31, 2011, compared to $20.0 million for the year ended December 31, 2010. Our effective tax rate was 32.5% for the year ended December 31, 2011 and 34.8% for the year ended December 31, 2010.

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

As a holding company, nearly all of our funds generated from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. The following table shows the amount of cash held by the subsidiaries and the level of undistributed earnings (amounts in thousands) at December 31, 2012:

Entity Name	Cash Held	Undistributed Earnings
GAIN Capital-Forex.com U.K., Ltd.	$158,616	$33,437
Forex.com Japan Co., Ltd.	$72,481	$(5,608)
GAIN Capital Forex.com Australia, Pty. Ltd.	$10,808	$(1,117)
GAIN Capital-Forex.com Hong Kong, Ltd.	$3,860	$(1,038)
GAIN Global Markets, Inc.	$97	$(951)
GAIN Capital-Forex.com Canada Ltd.	$1,524	$(397)
GAIN Capital-Forex.com Singapore Ltd.	$378	$(651)
GAIN GTX Singapore Pte. Ltd.	$286	$23
Island Traders (Cayman) Limited	$—	$(22)

At December 31, 2012, as reflected in the table above, we had approximately $33.5 million of undistributed earnings of our foreign subsidiaries indefinitely invested outside the United States. These earnings are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. No provision has been made for foreign taxes associated with these earnings. If these earnings had been repatriated into the United States as of December 31, 2012, in the form of dividends or otherwise, the Company would have been subject to additional income taxes of approximately $4.0 million.

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

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of December 31, 2012 and the actual amounts of capital that were maintained on that date (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$24.8	$46.3	$21.5
GAIN Capital Securities, Inc.	$0.1	$0.5	$0.4
GAIN Capital-Forex.com U.K., Ltd.	$14.5	$35.5	$21.0
Forex.com Japan Co., Ltd.	$3.5	$11.0	$7.5
GAIN Capital Forex.com Australia, Pty. Ltd.	$0.4	$2.5	$2.2
GAIN Capital-Forex.com Hong Kong, Ltd.	$1.9	$3.8	$1.8
GAIN Global Markets, Inc.	$0.1	$0.4	$0.3
GAIN Capital-Forex.com Canada Ltd.	$0.3	$1.6	$1.3

	$45.6	$101.6	$56.0

Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC, is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements

Sections 11 and 12. Under applicable provisions of these regulations, Gain Capital Group, LLC is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin or $20,000,000 plus 5 % of all liabilities owed to customers exceeding $10,000,000. Net capital represents our current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets primarily consist of cash and cash equivalents reported on our balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of December 31, 2012, GAIN Capital Group, LLC had net capital of approximately $59.7 million, adjusted net capital of $46.3 million and net capital requirements of $24.8 million. As of December 31, 2012, GAIN Capital Group’s excess net capital was $21.5 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements.

We are required to maintain cash on deposit with our wholesale forex trading partners in order to conduct our hedging activities. As of December 31, 2012, we posted $89.9 million in cash with wholesale forex trading partners, of which $47.6 million was required as collateral pursuant to our agreements for holding spot foreign exchange positions with such institutions, and the remaining $42.3 million represented available cash in excess of required collateral. As of December 31, 2012, total client assets were $446.3 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from open positions.

We have incurred increased costs as a result of having publicly traded common stock. Prior to our initial public offering in December 2010, we were not subject to the reporting requirements of the Exchange Act, or the other rules and regulations of the SEC or any securities exchange. We have and continue to invest to enhance our financial and management control systems, including our corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems, to manage our growth as a public company. We also incurred costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as amended, as well as rules implemented by the SEC and the New York Stock Exchange, or NYSE.

The table set forth below provides information regarding our total available liquidity as of December 31, 2012 and as of December 31, 2011. We use this non-GAAP measure to evaluate our business operations and our ability to continue to grow through acquisitions (amounts in millions):

	As of December 31, 2012	As of December 31, 2011
Cash & cash equivalents	$36.8	$60.2
Cash & securities held for customers	446.3	310.4
Short term investments(1)	1.4	0.1
Receivable from banks & brokers(2)	89.9	85.4

Total operating cash	574.4	456.1
Less: Cash & securities held for customers	(446.3)	(310.4)

Net operating cash	128.1	145.7
Less: minimum regulatory capital requirements	(45.6)	(35.8)
Note payable	—	(7.9)

Free cash available(3)	82.5	102.0
Add: Available credit facility(4)	17.0	50.0

Available Liquidity	$99.5	$152.0

(1)	Reflects cash that would be received upon the liquidation of short term investments. We estimate that all short term investments as of the date indicated could be liquidated within 1 to 2 business days.

(2)	Reflects cash that would be received from brokers following the close-out of all open positions. We estimate that liquidation of all open positions as of the date indicated could be completed within 1 to 2 business days.
(3)	Excludes current liabilities of $19.9 million and capital charges associated with open positions.
(4)	The Company has a $50.0 million revolving line of credit. The amount available varies from time to time due to the terms of financial covenants contained in the credit facility agreement. As of December 31, 2012, $17.0 million was available.

Credit Facility

As of December 31, 2012, we had a $50.0 million revolving line of credit through a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank. Interest on amounts that may be outstanding under the revolving line of credit from time to time is paid monthly and is based upon the prime rate of interest plus 0.5%. The revolving line of credit is secured by certain of our assets, a pledge of our membership interests in our wholly-owned subsidiary GAIN Holdings, LLC and a guarantee by GAIN Holdings, LLC. There were no outstanding borrowings under the revolving line of credit as of December 31, 2012. On March 30, 2012, we paid off the balance of a $52.5 million term loan from Silicon Valley Bank and JPMorgan Chase Bank in advance of the July 1, 2012 maturity date. The term loan was payable in 20 quarterly installments of principal and the payments commenced on October 1, 2007. The other terms of the term loan were substantially the same as those of the revolving line of credit.

In accordance with the provisions of the revolving line of credit as outlined in the amended and restated loan and security agreement, we are required to adhere to various financial, regulatory, operational and reporting covenants. As of December 31, 2012, and during the entire term of the loan and security agreement, we were and have been in compliance with such covenants.

Cash Flow

The following table sets forth a summary of our cash flow for the three years ended December 31, 2012 (amounts in thousands):

	Year Ended December 31,
	2012	2011(1)	2010(1)
Cash provided by operating activities	$12,149	$59,596	$27,148
Cash used for investing activities	(19,217)	(7,065)	(12,421)
Cash used for financing activities	(17,983)	(17,616)	(8,880)
Effect of exchange rate changes on cash and cash equivalents	1,650	(2,229)	(1,081)

Net increase / (decrease) in cash and cash equivalents	$(23,401)	$32,686	$4,766

(1)	Revised to separate cash and securities held for customers from cash and cash equivalents as previously presented, see footnote 2 in the consolidated financial statements below for further details.

The primary drivers of our cash flow provided by operating activities are net income, amounts posted as collateral with wholesale forex trading partners and amounts paid to fund our operations.

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

Our largest operating expenses are employee compensation and benefits, selling and marketing expenses, trading expenses and commissions. Employee compensation and benefits include salaries, bonuses and other employee related costs. Selling and marketing expenses include online and search engine advertising and print and television advertising. Trading expenses and commissions consist primarily of compensation paid to our white label partners and introducing brokers.

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Cash provided by operating activities was $12.1 million for the year ended December 31, 2012, compared to $59.6 million for the year ended December 31, 2011. The primary reasons for the decrease in cash provided by operating activities were a decrease of $20.0 million in trading securities, a decrease of $18.1 million in receivables from banks and brokers, a decrease of $21.5 million in payables to customers, brokers, dealers, FCMs and other regulated entities and a decrease in net income of $13.0 million. These decreases were partially offset by an increase in cash and securities held for customers of $22.3 million.

Cash used in investing activities was $19.2 million for the year ended December 31, 2012, compared to $7.0 million for the year ended December 31, 2011. The increase in cash used in investing activities was principally due to $9.5 million related to the acquisition of OEC, an increase of $4.3 million in the purchase of property and equipment and the purchase of treasury bills of $1.4 million, partially offset by a decrease in the purchase of intangible assets of $2.5 million.

Cash used for financing activities was $17.9 million for the year ended December 31, 2012, compared to $17.6 million for the year ended December 31, 2011. The increase in cash used for financing activities was principally due to an increase in dividend payments of $5.2 million, partially offset by a decrease in payments of notes payable of $2.6 million and a decrease in the purchase of treasury stock of $1.7 million.

Capital Expenditures

Capital expenditures were $8.4 million for the year ended December 31, 2012, compared to $4.0 million for the year ended December 31, 2011. Capital expenditures for the years ended December 31, 2012 and 2011 were primarily related to the development of our trading platforms and websites. Such capital expenditures accelerated in 2012 as we approached the launch of our new TRADE platform in September of 2012.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Cash provided by operating activities was $59.6 million for the year ended December 31, 2011, compared to $27.1 million for the year ended December 31, 2010. The primary reasons for the increase in cash provided by operating activities were a $34.6 million increase in receivables from banks and brokers, a $10.8 million increase in trading securities, an increase of $8.5 in cash and securities held for customers, a $8.8 million increase in payable to customers, brokers, dealers, FCMs and other regulated entities. This is partially offset by a decrease in net income of $21.7 million, an increase in prepaid assets of $7.9 million, an increase in depreciation and amortization of $8.1 million and an increase in other assets of $6.3 million.

Cash used in investing activities was $7.1 million for the year ended December 31, 2011, compared to $12.4 million for the year ended December 31, 2010. The decrease in cash used in investing activities was principally due to the decrease of $6.0 million in payments made for the acquisition of intangible assets.

Cash used for financing activities was $17.6 million for the year ended December 31, 2011, compared to $8.9 million for the year ended December 31, 2010. The increase in cash used for financing activities was principally due to dividend payments of $5.0 million and contractual payments for acquired assets of $3.1 million.

Capital Expenditures

Capital expenditures were $4.0 million for the year ended December 31, 2011, compared to $3.9 million for the year ended December 31, 2010. Capital expenditures for the years ended December 31, 2011 and 2010 were primarily related to the development of our trading platforms and websites.

Off-Balance-Sheet Arrangements

At December 31, 2012 and 2011 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2012 (amounts in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Purchase Obligations	$6,252	$3,057	$2,322	$873	$—
Operating Leases	18,638	2,583	3,596	2,957	9,502

Total	$24,890	$5,640	$5,918	$3,830	$9,502

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

Revenue Recognition

Foreign exchange contracts generally involve the exchange of two currencies at market rates on a specified date; spot contracts usually require the exchange of currencies to occur within two business days of the contract date. Customer transactions and related revenue and expenses are recorded on a trade-date basis. Gains or losses are realized when customer transactions are liquidated. Unrealized gains or losses on cash positions revalued at prevailing foreign currency exchange rates (the difference between contract price and market price) at the date of the balance sheet are included in Receivables from brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities on the Consolidated Balance Sheet. Changes in net unrealized gains or losses are recorded in Trading revenue on the Consolidated Statements of Operations and Comprehensive Income.

Allowance for Doubtful Accounts

We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against other assets on our Consolidated Balance Sheets, totaled approximately $0.1 million at December 31, 2012, December 31, 2011 and December 31, 2010. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of our future provision for doubtful accounts.

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

Goodwill and Intangible Assets

ASC 350-30, General Intangibles, requires purchased intangible assets other than goodwill to be amortized over their useful lives unless the useful lives are determined to be indefinite. If the assets are determined to have a finite life in the future, we will amortize the carrying value over the remaining useful life at that time. In accordance with ASC 350-30, our URLs (foreignexchange.com and forex.com) are indefinite life intangible assets and are, therefore, not amortized. We compare the recorded value of the indefinite life intangible assets to their fair value on an annual basis and whenever circumstances arise that indicate that an impairment may have occurred. In accordance with ASC 350, we test goodwill for impairment on an annual basis during the fourth quarter and on an interim basis when conditions indicate impairment may have occurred. Goodwill impairment is determined by comparing the estimated fair value of the reporting unit with its respective book value. We performed its annual test for goodwill impairment in the fourth quarter of 2012 and noted there was no impairment. At periods during 2012, our common shares traded below book value, as such, we performed additional impairment testing, which did not result in any goodwill impairment. Adverse market or economic events could result in impairment charges in future periods.

Accrued Compensation

We make estimates in determining our quarterly and annual accrued non-share-based compensation. A significant portion of our employee incentive compensation programs are discretionary. Each quarter and year-end we determine the amount of discretionary cash bonus pools. We also review compensation throughout the year to determine how overall performance compares to management’s expectations. We take these and other factors, including historical performance and our performance relative to budget, into account in reviewing accrued discretionary cash compensation estimates quarterly and adjusting accrual rates as appropriate. Changes to these factors could cause a material increase or decrease in the amount of compensation expense that we report in a particular period.

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

Share Based Payments

ASC 718-10, Compensation – Stock Compensation, requires measurement of share based payment arrangements at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. The fair value of restricted stock units is determined based on the number of units granted and the grant date fair value of GAIN Capital Holding, Inc.’s common stock.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles – Goodwill and Other” (“ASU No. 2012-02”). ASU No. 2012-02 is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by permitting an entity first to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. ASU No. 2012-02 is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect it to have a material impact on our consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This new standard amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This new standard is effective for fiscal years and quarters beginning after December 15, 2011.The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our consolidated financial statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customer’s cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents is held in cash and cash equivalents including cash at banks, deposits at wholesale forex trading partners, in money market funds that invest in short-term U.S. government securities and in United States and Canadian Imperial Bank of Commerce treasury bills. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of December 31, 2012, an immediate 100 basis point increase in short-term interest rates would result in approximately $5.0 million more in annual pretax income.

Foreign Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our assets denominated in foreign currencies, as well as our earnings due to the translation of our balance sheet and income statement from local currencies to United States dollars. We currently have limited exposure to currency risk and as of December 31, 2012, 80.0% of our assets, 75.4% of our liabilities, 88.2% of our net revenue, and 78.9% of our expenses were denominated in U.S. dollars. We do not take proprietary directional market positions and therefore do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. However, as a result of our activities, we are likely to have open positions in various currencies at any given time. For the year ended December 31, 2012, approximately 95.9% of our average daily trading volume, on any given day, was either naturally hedged, where one of our customers executing a trade in a currency is offset by a trade taken by another customer, or hedged by us with a third-party financial institution. Our exposure to foreign currency exchange rates may increase in the future and we may consider entering into hedging transactions to mitigate our exposure to foreign currency exchange rates. These hedging transactions may not be successful.

Credit Risk

Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. As a result, we require that each trade must be collateralized in accordance with our margin policies described below. Each customer is required to have minimum funds in their account for opening positions, which we refer to as the initial margin, and for maintaining positions, which we refer to as maintenance margin, depending on the product being traded. Margin requirements are expressed as a percentage of the customer’s total position in that product, and the customer’s total margin requirement is based on the aggregate margin requirement across all of the positions that a customer holds at any one moment in time. Each net position in a particular product is margined separately. Accordingly, we do not net across different positions, thereby following a fairly conservative margin policy. Our systems automatically monitor each customer’s margin requirements in real time, and we confirm that each of our customers has sufficient cash collateral in his or her account before we execute their trades. If at any point in time a customer has “negative equity” because his or her trading position does not comply with the applicable margin requirement, the position may be automatically liquidated, partially or entirely, in accordance with our margin policies and procedures. This policy protects both us and the customer. The incidence of negative equity in customer accounts has been immaterial to our operations in the three years ended December 31, 2012, which we believe was attributable to our real-time margining and liquidation policies and procedures. Our margin and liquidation policies are set forth in our customer agreements.

We are also exposed to potential credit risk relating to the counterparties with which we hedge our trades and the financial institutions with which we deposit cash. We mitigate these risks by transacting with several of the largest financial institutions in the world. In the event that our access to one or more financial institutions becomes limited, our ability to hedge may be impaired.

Market Risk

We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of December 31, 2012, we maintained capital levels of $101.6 million, which represented approximately 2.2 times the capital we were required to hold under applicable regulations.

Cash Liquidity Risk

In normal conditions, our market making business of providing online forex trading and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currencies pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with nine financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds. Collateral on deposit ranged from $92.1 million to $127.4 million in the aggregate, during the year ended December 31, 2012.

In addition, our trading operations involve the risk of losses due to the potential failure of our customers to perform their obligations under the transactions we enter into with them, which increases our exposure to cash liquidity risk. To reduce this risk, our margin policy requires that we mark our customers’ accounts to market each time the market price of a position in their portfolio changes and provides for automatic liquidation of positions, as described above.

Operational Risk

Our operations are subject to broad and various risks resulting from technological interruptions, failures or capacity constraints in addition to risks involving human error or misconduct. Regarding technological risks, we are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations. We have established a program to monitor our computer systems, platforms and related technologies and to promptly address issues that arise. We have also established disaster recovery facilities in strategic locations to ensure that we can continue to operate with limited interruptions in the event that our primary systems are damaged. As with our technological systems, we have established policies and procedures designed to monitor and prevent both human errors, such as clerical mistakes or incorrectly placed trades, as well as human misconduct, such as unauthorized trading, fraud or negligence. In addition, we seek to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies.

Regulatory Capital Risk

Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to imposing partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These requirements may increase or decrease from time to time as required by regulatory authorities. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements so that we may be prepared for increases in the required minimum levels of regulatory capital that may occur from time to time in the future.

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

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management, including the Company’s CEO and CFO, concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2012, which appears below.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company has strengthened its controls in connection with the changes to its financial reporting reflected in Note 2 of the Consolidated Financial Statements.

(d) Report of Independent Registered Accounting Firm

To the Board of Directors and Shareholders of

GAIN Capital Holdings, Inc.

Bedminster, New Jersey

We have audited the internal control over financial reporting of GAIN Capital Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

March 18, 2013

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

Financial Statements and Schedules:

1. Financial Statements

The following financial statements and reports of independent registered public accounting firm are included herein:

2. Financial Statement Schedules

The following supplemental schedule is filed herewith:

Financial Statement Schedule:
Schedule I — Condensed Financial Information of GAIN Capital Holdings, Inc. (Parent Company Only) as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012	F-36

Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. List of Exhibits

Exhibit No.	Description

2.1†	Asset Purchase Agreement dated as of April 20, 2011 by and among GAIN Capital Group, LLC and Deutsche Bank AG, acting through is London Branch (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2011, filed on May 16, 2011, No. 001-35008).

3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

3.2	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

4.1	Specimen Certificate evidencing shares of common stock (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

4.2	Investor Rights Agreement, dated January 11, 2008, by and among the Company, the Investors and the Founding Stockholder, as defined therein (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.1	2010 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.2	2011 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.3	Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2010, filed on March 30, 2011, No. 001-35008).**

10.4	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632). **

10.5	Form of Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632). **

10.6	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632). **

10.7	Form of Restricted Stock Unit Agreement (Time Vesting) (Incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.8	Form of Restricted Stock Unit Agreement (Performance Vesting) (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.9	Form of Indemnification Agreement with the Company’s Non-Employee Directors (Incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.10	Amended and Restated 2006 Equity Compensation Plan, effective December 31, 2006 (Incorporated by reference to Exhibit 10.60 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.11	Amendment No. 2007-1 to the GAIN Capital Holdings, Inc. 2006 Equity Compensation Plan (Incorporated by reference to Exhibit 10.61 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.12	Amendment No. 2008-1 to the GAIN Capital Holdings, Inc. 2006 Equity Compensation Plan (Incorporated by reference to Exhibit 10.62 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

Exhibit No.	Description

10.13	Amendment No. 2010-1 to the GAIN Capital Holdings, Inc. 2006 Equity Compensation Plan (Incorporated by reference to Exhibit 10.63 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.14	Unconditional Guaranty, dated as of March 29, 2006, by and among GAIN Holdings, LLC, Silicon Valley Bank and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.15	Separation Agreement, dated as of January 11, 2008, by and between Mark Galant and GAIN Capital Holdings, Inc. (Incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.16†	FX Prime Brokerage Master Agreement, dated as of December 6, 2006, by and between GAIN Capital Group, LLC and The Royal Bank of Scotland, plc. (Incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.17†	FX Prime Brokerage Agreement, dated as of July 8, 2005, by and between UBS AG and GAIN Capital, Inc. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.18†	Foreign Exchange Prime Brokerage Agency Agreement, dated as of July 12, 2006, by and between GAIN Capital Group, LLC and The Royal Bank of Scotland, plc. (Incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.19†	Foreign Exchange Prime Brokerage Agreement, dated October 18, 2005, by and between Deutsche Bank AG, London Branch and GCAM, LLC (Incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.20	Amendment to Foreign Exchange Prime Brokerage Agreement, dated January 26, 2006, by and between Deutsche Bank AG, London Branch and GCAM, LLC (Incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.21	Form of ISDA Master Agreement, 1992 edition (Incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.22	Form of Introducing Broker Agreement (Incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.23	Form of Agreement for White Label Services (Incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.24	Lease and Lease Agreement, dated August 18, 2009, by and between S/K Bed One Associates LLC and GAIN Capital Holdings, Inc. (Incorporated by reference to Exhibit 10.37 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.25†	License Agreement, dated August 9, 2007, by and between GAIN Capital Group, LLC and MetaQuotes Software Corp. (Incorporated by reference to Exhibit 10.43 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.26†	Agreement, dated November 22, 2004, by and between esignal, a division of Interactive Data Corporation, and GAIN Capital, Inc. (Incorporated by reference to Exhibit 10.44 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.27	Form of ISDA Master Agreement, 2002 edition (Incorporated by reference to Exhibit 10.49 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

Exhibit No.	Description

10.28	Executive Employment Agreement, dated April 14, 2012, by and between GAIN Capital Holdings, Inc. and Glenn Stevens (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 10, 2012, No. 001-35008).**

10.29	Executive Employment Agreement, dated April 14, 2012, by and between GAIN Capital Holdings, Inc. and Timothy O’ Sullivan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 10, 2012, No. 001-35008).**

10.30	Executive Employment Agreement, dated April 14, 2012, by and between GAIN Capital Holdings, Inc. and Jeffrey A. Scott (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 10, 2012, No. 001-35008).**

10.31	Executive Employment Agreement, dated April 14, 2012, by and between GAIN Capital Holdings, Inc. and Diego Rotsztain (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 10, 2012, No. 001-35008).**

10.32	Executive Employment Agreement, dated as of November 23, 2010, by and between GAIN Capital Holdings, Inc. and Samantha Roady (Incorporated by reference to Exhibit 10.56 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.33	Letter Agreement, dated November 10, 2009, by and between GAIN Capital Holdings, Inc. and Daryl Carlough.**

10.34	Asset Purchase Agreement, dated as of October 5, 2010, by and among GAIN Capital Group, LLC, GAIN Capital-Forex.com U.K., and GAIN Capital Forex.com Japan, Co. Ltd., and Capital Market Services, LLC, Capital Market Services UK Ltd., Capital Market Services International — BM, Ltd., and CMS Japan K.K. (Incorporated by reference to Exhibit 10.64 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.35	Amendment No. 1 to Asset Purchase Agreement, dated as of November 23, 2010, by and among GAIN Capital Group, LLC, GAIN Capital-Forex.com U.K., and GAIN Capital Forex.com Japan, Co. Ltd., and Capital Market Services, LLC, Capital Market Services UK Ltd., Capital Market Services International — BM, Ltd., and CMS Japan K.K. (Incorporated by reference to Exhibit 10.65 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.36	Amended and Restated Loan and Security Agreement, dated as of September 16, 2011, by and among the Company, Silicon Valley Bank, as collateral agent for the lenders listed on Schedule 1.1 of the Agreement and as administrative agent for the Lenders, including, without limitation, SVB and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 of the Registrant’s 8-K report filed on September 22, 2011, No. 001-35008).

10.37	First Amendment to Unconditional Guaranty, dated as of September 16, 2011, by and among Gain Holdings, LLC, the Company, Silicon Valley Bank and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.3 of the Registrant’s 8-K report filed on September 22, 2011, No. 001-35008).

10.38	Stock Purchase Agreement between optionsXpress Holdings, Inc. and GAIN Capital Group, LLC dated as of June 27, 2012 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 9, 2012, No. 001-35008).

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP.*

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	Compensation related contract.
†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
+	XBRL (Extensible Business Reporting Language) information is furnished and not filed, and is not a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 2013.

GAIN CAPITAL HOLDINGS, INC.

By:	/s/ Glenn H. Stevens
Glenn H. Stevens President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Glenn H. Stevens Glenn H. Stevens	President and Chief Executive Officer (Principal Executive Officer)	March 18, 2013

/s/ Daryl J. Carlough Daryl J. Carlough	Interim Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller (Principal Financial and Accounting Officer)	March 18, 2013

/s/ Peter Quick Peter Quick	Chairman of the Board of Directors	March 18, 2013

/s/ Susanne D. Lyons Susanne D. Lyons	Director	March 18, 2013

/s/ Joseph A. Schenk Joseph A. Schenk	Director	March 18, 2013

/s/ Thomas Bevilacqua Thomas Bevilacqua	Director	March 18, 2013

/s/ Mark E. Galant Mark E. Galant	Director	March 18, 2013

/s/ Christopher W. Calhoun Christopher W. Calhoun	Director	March 18, 2013

/s/ Christopher S. Sugden Christopher S. Sugden	Director	March 18, 2013

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

GAIN Capital Holdings, Inc.

Bedminster, New Jersey

We have audited the accompanying consolidated balance sheets of GAIN Capital Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GAIN Capital Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the accompanying 2011 consolidated balance sheet, and 2011 and 2010 consolidated statements of cash flows have been revised to correct a misstatement.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

March 18, 2013

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	As of December 31,
	2012	Revised (See Note 2) 2011
ASSETS:
Cash and cash equivalents	$36,820	$60,221
Cash and securities held for customers	446,311	310,447
Short term investments at fair value	1,437	82
Receivables from banks and brokers ($810 at fair value)	89,916	85,401
Property and equipment, net of accumulated depreciation	11,023	7,531
Prepaid assets	7,704	9,899
Goodwill	9,030	3,092
Intangible assets, net	9,868	10,771
Other assets	17,804	18,137

Total assets	$629,913	$505,581

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers, brokers, dealers, FCMs and other regulated entities	$446,311	$310,447
Accrued compensation and benefits	6,055	4,966
Accrued expenses and other liabilities	12,585	14,885
Income tax payable	1,275	2,578
Notes payable	—	7,875

Total liabilities	466,226	340,751

GAIN Capital Holdings, Inc. Shareholders’ Equity
Common Stock; ($0.00001 par value; 60 million shares authorized; 36,486,036 shares issued and 34,924,095 shares outstanding as of December 31, 2012 and 35,132,365 shares issued and 34,282,244 shares outstanding as of December 31, 2011)	—	—
Accumulated other comprehensive income	1,249	316
Additional paid-in capital	85,089	79,551
Treasury stock, at cost (1,561,941 shares at December 31, 2012 and 850,121 shares at December 31, 2011)	(8,280)	(5,017)
Retained earnings	85,629	89,980

Total GAIN Capital Holdings, Inc. shareholders’ equity	163,687	164,830

Total liabilities and shareholders’ equity	$629,913	$505,581

See Notes to Consolidated Financial Statements

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands except share and per share data)

	For the Fiscal Year Ended December 31,
	2012	2011	2010
REVENUE:
Trading revenue	$127,520	$175,854	$187,356
Commission revenue	21,373	4,691	2,227
Other revenue	2,331	1,790	1,190

Total non-interest revenue	151,224	182,335	190,773
Interest revenue	627	544	364
Interest expense	(491)	(1,414)	(2,039)

Total net interest revenue / (expense)	136	(870)	(1,675)

Net revenue	151,360	181,465	189,098

EXPENSES:
Employee compensation and benefits	47,469	46,362	45,439
Selling and marketing	26,969	36,195	37,721
Trading expenses and commissions	38,047	33,040	25,658
General and administrative	19,950	21,842	15,826
Depreciation and amortization	4,921	3,898	3,439
Purchased intangible amortization	4,134	8,893	1,208
Communications and technology	7,736	7,139	6,449
Bad debt provision	358	852	597
Restructuring	634	—	—
Change in fair value of convertible, redeemable preferred stock embedded derivative	—	—	(4,691)

Total	150,218	158,221	131,646
INCOME BEFORE INCOME TAX EXPENSE	1,142	23,244	57,452
Income tax (benefit) / expense	(1,479)	7,546	20,009

NET INCOME	2,621	15,698	37,443

Net loss applicable to noncontrolling interest	—	—	(402)

NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	2,621	15,698	37,845
Other comprehensive income / (expense), net of tax:
Foreign currency translation adjustment	933	(112)	112

NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$3,554	$15,586	$37,957

Earnings per common share(1):
Basic	$0.08	$0.46	$8.62

Diluted	$0.07	$0.40	$1.00

Weighted average common shares outstanding used in computing earnings per common share(1):
Basic	34,940,800	34,286,840	4,392,798

Diluted	37,880,208	38,981,792	37,742,902

(1)	In connection with the completion of the Company’s initial public offering in December 2010 (the “IPO”), the Company’s board of directors approved a 2.29-for-1 stock split of the Company’s common stock to be effective immediately prior to the completion of the IPO. The 2.29-for-1 stock split, after giving effect to the receipt by the Company of 407,692 shares of common stock from all of the Company’s pre-IPO common stockholders (on a pro-rata basis) in satisfaction of previously outstanding obligations owed by such stockholders to the Company, resulted in an effective stock split of 2.26-for-1. Accordingly, all references to share and per share data have been retroactively restated for the year ended December 31, 2010 to reflect the effective 2.26-for-1 stock split.

See Notes to Consolidated Financial Statements

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
	Shares	Amount
BALANCE — December 31, 2009	2,966,034	$—	$—	$(178,409)	$38,195	$348	$(24)	$(139,890)
Exercise of options	75,448	—	—	107	—	—	—	107
Conversion of restricted stock units into common stock	67,988	—	—	—	—	—	—	—
Conversion of preferred stock	27,757,770	—	—	169,390	—	—	—	169,390
Settlement of preferred stock embedded derivative	—	—	—	76,407	—	—	—	76,407
Net proceeds from initial public offering after underwriting discounts, commissions, and expenses	407,692	—	—	208	—	—	—	208
Series E indemnification	(100,281)	—	—	835	—	—	—	835
Stock compensation expense	—	—	—	5,457	—	—	—	5,457
Foreign currency translation adjustment	—	—	—	—	—	80	32	112
Increase in noncontrolling interest related to acquisition of subsidiary	—	—	—	(614)	—	—	394	(220)
Net income	—	—	—	—	37,845	—	(402)	37,443

BALANCE — December 31, 2010	31,174,651	$—	$—	$73,381	$76,040	$428	$—	$149,849
Exercise of options	452,881	—	—	853	—	—	—	853
Exercise of warrants	3,261,575	—	—	1,270	—	—	—	1,270
Conversion of restricted stock units into common stock	214,800	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	28,458	—	—	165	—	—	—	165
Repurchase of shares	(850,121)	—	(5,017)	—	—	—	—	(5,017)
Stock compensation expense	—	—	—	4,018	—	—	—	4,018
Tax benefit of stock option exercises	—	—	—	(136)	—	—	—	(136)
Dividend payment ($0.05 dividend per share in the fourth quarter of 2011)	—	—	—	—	(1,758)	—	—	(1,758)
Foreign currency translation adjustment	—	—	—	—	—	(112)	—	(112)
Net income	—	—	—	—	15,698	—	—	15,698

BALANCE — December 31, 2011	34,282,244	$—	$(5,017)	$79,551	$89,980	$316	$—	$164,830
Exercise of options	1,032,096	—	—	1,969	—	—	—	1,969
Conversion of restricted stock units into common stock	276,387	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	45,188	—	—	216	—	—	—	216
Repurchase of shares	(711,820)	—	(3,263)	—	—	—	—	(3,263)
Stock compensation expense	—	—	—	3,325	—	—	—	3,325
Tax benefit of stock option exercises	—	—	—	28	—	—	—	28
Dividend payment ($0.05 dividend per share for each respective quarter in 2012)	—	—	—	—	(6,972)	—	—	(6,972)
Foreign currency translation adjustment	—	—	—	—	—	933	—	933
Net income	—	—	—	—	2,621	—	—	2,621

BALANCE — December 31, 2012	34,924,095	$—	$(8,280)	$85,089	$85,629	$1,249	$—	$163,687

See Notes to Consolidated Financial Statements

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended December 31,
	2012	Revised (See Note 2) 2011	Revised (See Note 2) 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,621	$15,698	$37,443
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on foreign currency exchange rates	1,315	(145)	239
Depreciation and amortization	9,055	12,791	4,647
Deferred taxes	(1,013)	(2,107)	(1,227)
Net interest income	—	60	(46)
Amortization of deferred financing costs	51	87	87
Bad debt provision	358	852	597
Loss on disposal of fixed assets	33	3	37
Stock compensation expense	3,325	4,018	5,457
Change in fair value of preferred stock embedded derivative	—	—	(4,691)
Changes in operating assets and liabilities:
Cash and securities held for customers	(31,285)	(53,617)	(62,156)
Trading securities	—	19,993	9,226
Receivables from banks and brokers	(5,333)	12,734	(21,826)
Prepaid assets	2,372	39	(7,894)
Other assets	1,065	(5,428)	831
Accrued compensation and benefits	1,047	(151)	1,077
Payables to customers, brokers, dealers, FCMs and other regulated entities	31,285	52,765	61,599
Accrued expenses and other liabilities	(1,444)	1,976	1,198
Income tax payable	(1,303)	28	2,550

Cash provided by operating activities	12,149	59,596	27,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,358)	(4,018)	(3,873)
Purchase of treasury bills	(1,355)
Business acquisition, net of cash acquired	(9,504)	—	—
Purchase of intangible assets	—	(2,547)	(8,548)
Purchase of cost method investment	—	(500)	—

Cash used for investing activities	(19,217)	(7,065)	(12,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquired assets	(2,030)	(3,050)	—
Proceeds from initial public offering of common stock, net of underwriting discounts and other direct costs of $3.8 million	—	—	208
Deferred initial public offering costs	—	—	1,732
Principal payment on notes payable	(7,875)	(10,500)	(10,500)
Proceeds from exercise of stock options	1,969	853	107
Proceeds from exercise of warrants	—	1,270	—
Proceeds from ESPP purchase	216	165	—
Purchase of treasury stock	(3,263)	(5,017)	—
Tax benefit from employee stock option exercises	(28)	421	—
Dividend payments	(6,972)	(1,758)	—
Purchase of subsidiary shares from noncontrolling interest	—	—	(427)

Cash used for financing activities	(17,983)	(17,616)	(8,880)

	For the Fiscal Year Ended December 31,
	2012	Revised (See Note 2) 2011	Revised (See Note 2) 2010
Effect of exchange rate changes on cash and cash equivalents	$1,650	$(2,229)	$(1,081)

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(23,401)	32,686	4,766
CASH AND CASH EQUIVALENTS — Beginning of year	60,221	27,535	22,769

CASH AND CASH EQUIVALENTS — End of year	$36,820	$60,221	$27,535

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$230	$1,037	$1,799

Taxes, net of refunds	$(260)	$14,090	$15,674

Non-cash investing activities:
Purchase of fixed assets in accrued expense and other liabilities	$95	$121	$54

Non-cash financing activities:
Accrued initial public offering costs	$—	$—	$1,305

Series E indemnification	$—	$—	$835

Settlement of Preferred Stock embedded derivative	$—	$—	$76,407

Settlement of Convertible, Redeemable preferred stock	$—	$—	$169,390

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

GAIN Capital Group, LLC.

GAIN Capital-Forex.com U.K., Ltd.

Forex.com Japan Co., Ltd.

GAIN Capital Forex.com Australia Pty. Ltd.

GAIN Capital-Forex.com Hong Kong Ltd.

GAIN Capital-Forex.com Canada, Ltd.

GAIN GTX, LLC

GCAM, LLC

During 2012, the Company purchased all of the outstanding shares of capital stock of Paragon Futures Group, Inc., a Delaware corporation. Paragon owns all of the membership interests of Open E Cry, LLC (together “OEC”), an internet based futures business which is subject to the regulations of the CFTC. In November 2012, OEC was merged into Group, LLC.

In addition, in 2011, as part of the development of its international corporate holding structure, the Company added the following entities:

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

In 2010 and 2011, the Company presented certain revenue related to its institutional business and its securities business in “Other revenue” on the Consolidated Statement of Operations and Comprehensive Income. However, due to the expansion of the Company’s institutional business in recent periods, and the addition of our exchange based business, OEC, the Company has reclassified revenue from these businesses from “Other Revenue” to “Commission Revenue” in the Statement of Operations and Comprehensive Income presented herein. The change in presentation had no effect on the total non-interest revenue or total net revenue.

Previously, the Company presented separately certain administrative expense related items. In an effort to align the presentation of expenses with competitors in the industry in order to enable easier comparisons, the Company has consolidated certain captions. The Company has presented amounts previously presented in “Bank fees”, “Occupancy and equipment”, “Professional fees” and “Other” under the new caption of “General and administrative”. Additionally, the Company has presented amounts previously presented in “Communications and data processing” and “Product development, software and maintenance” under the new caption “Communications and technology”. The change in presentation had no effect on the total expenses.

Previously the Company presented all of its cash and cash equivalents in “Cash and cash equivalents” on the Consolidated Balance Sheet. However, in an effort to improve clarity of presentation and reflect the separation between the cash on hand which correlates to amounts held on behalf of customers and free cash, the Company has separated all cash and cash equivalents into “Cash and cash equivalents” and “Cash and securities held for customers”. Cash and securities held for customers represents cash held to fund customer liabilities in connection with funds deposited by customers and funds accruing to customers as a result of trades or contracts. Cash and cash equivalents represents all cash and highly liquid investments with an original maturity of 90 days or less at the time of acquisition, less amounts in Cash and securities held for customers.

The table below reflects the impact on the Consolidated Balance Sheet of the changes in the presentation of cash and cash equivalents described above:

	As of December 31,
	Revised 2011	As reported 2011
Cash and cash equivalents	$60,221	$370,668
Cash and securities held for customers	310,447	—

In connection with the preparation of this Annual Report on Form 10-K, the Company determined that it was not appropriate to include amounts included on the Consolidated Balance Sheet under Cash and securities held for customers in Cash and cash equivalents — beginning of period and Cash and cash equivalents — end of period on the Consolidated Statements of Cash Flows. Instead it was determined that amounts included in Cash and cash equivalents — beginning of period and Cash and cash equivalents — end of period on the Consolidated Statements of Cash Flows should reflect only amounts included in the Consolidated Balance Sheet under Cash and cash equivalents, as adjusted by changes in Cash and securities held for customers reflected in the Consolidated Statements of Cash Flows during the period.

In April 2011, the Company acquired customer account balances and effective customer agreements from Deutsche Bank AG, relating to Deutsche Bank’s “dbFX” business, for an upfront payment and additional contractual future payments to be made to Deutsche Bank based upon volume generated from the acquired customers over a two-year period following the closing of the acquisition. Previously, the Company included these contractual future payment amounts in Cash provided by operating activities on the Consolidated Statements of Cash Flows. The Company has determined that these amounts should be reflected in Cash used for financing activities as they are in nature a form of borrowing.

The table below reflects the impact on the Consolidated Statements of Cash Flows of the changes above:

	For the Fiscal Year Ended December 31,
	Revised 2011	As reported 2011	Revised 2010	As reported 2010
Changes in operating assets and liabilities:
Cash and securities held for customers	$(53,617)	$—	$(62,156)	$—
Accrued expenses and other liabilities	1,976	(1,074)	1,198	1,198
Cash provided by operating activities	59,596	110,163	27,148	89,304
Cash flows from financing activities:
Contractual payments for acquired assets	(3,050)	—	—	—
Cash used for financing activities	(17,616)	(14,566)	(8,880)	(8,880)
Effect of exchange rate changes on cash and cash equivalents	(2,229)	(2,074)	(1,081)	(6,317)

INCREASE IN CASH AND CASH EQUIVALENTS	32,686	86,458	4,766	61,686
CASH AND CASH EQUIVALENTS — Beginning of year	27,535	284,210	22,769	222,524

CASH AND CASH EQUIVALENTS — End of year	$60,221	$370,668	$27,535	$284,210

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

Consolidation

The Company applies Accounting Standards Codification (“ASC”) 810-10, Consolidation, in its principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Consolidated Statements of Operations and Comprehensive Income records the ownership interest of minority investors as a noncontrolling interest. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In presenting the consolidated financial statements, management makes estimates regarding:

•	Valuation of assets and liabilities requiring fair value estimates;

•	The allowance for doubtful accounts;

•	The realization of deferred taxes;

•	The carrying amount of goodwill and other intangible assets;

•	The amortization period of intangible assets with finite lives;

•	Incentive based compensation accruals and valuation of share-based payment arrangements; and

•	Other matters that affect the reported amounts and disclosure of contingencies in the consolidated financial statements.

Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the consolidated financial statements, and it is possible that such changes could occur in the near term.

Revenue Recognition

Revenue is recognized in accordance with ASC 605-10-S99, Revenue Recognition. The Company generates revenue from forex trading, futures trading and Contracts-for-difference (“CFDs”) in markets which do not prohibit such transactions. The Company categorizes revenue as Trading revenue, Commission revenue, Other revenue and Interest revenue.

Trading revenue is generated from the bid/offer spread the Company offers its customers and any net gains and losses generated through changes in the market value of the currencies held in the Company’s net exposure.

Commission revenue consists of institutional and exchanged based revenues that are primarily generated from commissions.

Foreign exchange contracts generally involve the exchange of two currencies at market rates on a specified date; spot contracts usually require the exchange of currencies to occur within two business days of the contract date. Customer transactions and related revenue and expenses are recorded on a trade date basis.

Gains or losses are realized when customer transactions are liquidated. Unrealized gains or losses on cash positions revalued at prevailing foreign currency exchange rates (the difference between contract price and market price) at the date of the balance sheet are included in Receivables from banks and brokers, Payables to customers, brokers, dealers, FCMs and other regulated entities on the Consolidated Balance Sheets. Changes in net unrealized gains or losses are recorded in Trading revenue on the Consolidated Statements of Operations and Comprehensive Income.

Other revenue, on the Consolidated Statements of Operations and Comprehensive Income, is comprised of account management, transaction and performance fees related to customers who have assigned trading authority to the Company’s subsidiary Gain Capital Asset Management, (“GCAM”); inactivity and training fees charged to customer accounts; foreign currency transaction gains and losses and other miscellaneous items.

Interest revenue and interest expense are recorded when earned and incurred, respectively. Net interest revenue (expense) consists primarily of the revenue generated by Company cash and customer cash held and invested at banks, money market funds, in U.S. treasury bills, in Canadian Imperial Bank of Commerce (“CIBC”) treasury bills and on deposit as collateral with the Company’s wholesale forex trading partners, less interest paid to customers on their balances, interest expense on our term loan and revolver and interest expense on the amounts payable to dbFX per the terms of the asset acquisition.

Advertising

Advertising costs are incurred for the production and communication of advertising, as well as other marketing activities. The Company expenses the cost of advertising as incurred, except for costs related to the production of broadcast advertising, which are expensed when the first broadcast occurs. The Company did not capitalize any production costs associated with broadcast advertising for 2012, 2011, or 2010. The total amount charged to advertising expense was $27.0 million, $36.2 million and $37.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Share Based Payments

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

See Note 15 for additional share based payment disclosure.

Restructuring

The Company incurred restructuring expenses in 2012, which reflected the costs arising from headcount reductions implemented in the first half of 2012.

Convertible, Redeemable Preferred Stock Embedded Derivative

ASC 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments. The Company has determined that it must bifurcate and account for the conversion feature in its Series A, Series B, Series C, Series D, and Series E preferred stock for periods prior to 2011. The embedded derivative is recorded at fair value and changes in the fair value are reflected in earnings for periods prior to 2011. The conversion feature and the associated embedded derivative liability is no longer required to be recognized for 2011 and future periods due to the conversion of all outstanding preferred stock to common stock in connection with the IPO in December 2010.

Foreign Currencies

The Company has determined that its functional currency is U.S. dollars (“USD”).

In accordance with ASC 830-10, Foreign Currency Matters, monetary assets and liabilities denominated in foreign currencies are converted into USD at rates of exchange in effect at the date of the Consolidated Balance Sheets. The Company recorded foreign currency transaction gains and losses in Other revenue on the Consolidated Statements of Operations and Comprehensive Income. The Company recorded a loss of $1.3 million for the year ended December 31, 2012, a gain of $0.2 million for the year ended December 31, 2011 and a loss of $0.2 million for the year ended December 31, 2010.

Income Taxes

Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of acquisition to be cash equivalents. At December 31, 2012 and 2011, the Company’s cash and cash equivalents consisted of money market accounts and U.S. Treasury Bills with a maturity of 90 days or less. Cash equivalents are recorded at fair value.

Cash and securities held for customers

Cash and securities held for customers represents cash held to fund customer liabilities. The balance arises primarily from cash deposited by customers and customer margin balances. The Company records a corresponding liability in Payables to customers, brokers, dealers, FCMs and other regulated entities in the Consolidated Balance Sheets. A portion of the balance is not available for general use due to legal restrictions in accordance with certain jurisdictional regulatory requirements.

Short Term Investments

The Company considers all investments with an original maturity of less than one year short term investments. Short term investments consist of short-term certificates of deposit and CIBC treasury bills. All income from the certificates of deposit and treasury bills is recorded as interest income when earned.

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

Fair Value

The Company records certain financial assets and liabilities at fair value; certain other financial assets and liabilities are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value due to the short term maturities. These include: cash, receivables from banks and brokers, and payables to customers, brokers, dealers, FCMs and other regulated entities. The fair value spot foreign exchange positions are determined based on the estimated amounts that such positions could be settled at the Company’s exit price with the counterparty at the balance sheet date.

Derivatives

CFDs allow for the exchange of the difference in value of a particular asset such as stock index or oil or gold contracts, between the time at which a contract is opened and the time at which it is closed. The customer CFD derivative contracts are accounted for at fair value in accordance with FASB ASC 815, Derivatives and Hedging and are included in Payables to customers, brokers, dealers, FCMs and other regulated entities in the consolidated balance sheets.

Concentrations of Credit Risk

The Company credit risk primarily relates to receivables from banks and brokers. As of each of December 31, 2012 and 2011, 37.2% and 52%, respectively, of the Company’s Receivables from banks and brokers balance, included in the Consolidated Balance Sheet, was from one large, global financial institution.

The Company has additional credit risk from cash equivalents and securities held for customers. This credit risk is managed by investing cash and cash equivalents and cash and securities held for customers primarily in high-quality money market and U.S. and Canadian Government instruments. The majority of the Company’s cash and cash equivalents and cash and securities held for customers are held at ten financial institutions.

Prepaid Assets

The Company records goods and services paid for but not to be received until a future date as prepaid assets. These include payments for advertising, insurance and software licensing.

Receivables from Banks and Brokers

The Company has posted funds with brokers as collateral as required by agreements for holding spot foreign exchange positions. In addition, the Company has cash in excess of required collateral. These amounts are reflected as Receivables from banks and brokers on the Consolidated Balance Sheet and include gains or losses realized on liquidated contracts, as well as unrealized gains or losses on open positions. The balance also reflects unrealized gains or losses arising from open positions in the Company’s accounts.

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

The Company compares the recorded value of its indefinite life intangible assets to their fair value on an annual basis and whenever circumstances arise that indicate that an impairment may have occurred. See Note 7 for additional information.

Goodwill

In accordance with ASC 350, the Company tests goodwill for impairment on an annual basis during the fourth quarter and on an interim basis when conditions indicate impairment may have occurred. Goodwill impairment is determined by comparing the estimated fair value of the reporting unit with its respective book value. The Company performed its annual test for goodwill impairment in the fourth quarter of 2012 and noted there was no impairment. At periods during 2012, the Company’s common shares traded below book value, the Company performed additional impairment testing, which did not result in any goodwill impairment. Adverse market or economic events could result in impairment charges in future periods. No amount of goodwill is expected to be deductible for tax purposes. See Note 9 for additional information.

Other Assets

The Company recorded receivables from vendors, security deposits, current and deferred tax assets, a cost basis investment and miscellaneous receivables in Other assets on the Consolidated Balance Sheets. See Note 10 for additional information.

Allowance for Doubtful Accounts

The Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific customer account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts. The customer receivables, net of allowance for doubtful accounts, are included as part of the miscellaneous receivables in Other assets on the Consolidated Balance Sheets. Receivables from customers are reserved for and recorded in Bad debt provision on the Consolidated Statements of Operations and Comprehensive Income. The allowance for doubtful accounts consisted of the following (amounts in thousands):

Balance as of January 1, 2010	$(332)
Addition to provision	(597)
Amounts written off	855

Balance as of December 31, 2010	(74)
Addition to provision	(852)
Amounts written off	871

Balance as of December 31, 2011	(55)
Addition to provision	(358)
Amounts written off	265

Balance as of December 31, 2012	$(148)

Accumulated Other Comprehensive Income

The Company’s Accumulated other comprehensive income, consists of foreign currency translation adjustments from their subsidiaries not using the U.S. dollar as their functional currency.

Payables to Customers, Brokers, Dealers, FCMs and Other Regulated Entities

Payables to customers, brokers, dealers, FCMs and other regulated entities included on the Consolidated Balance Sheets, include amounts due on cash and margin transactions. These transactions include deposits, commissions and gains or losses arising from settled trades. The balance also reflects unrealized gains or losses arising from open positions in customer accounts.

The Company also engages in white label, or omnibus relationships, with other regulated financial institutions. The payables balance includes amounts deposited by these financial institutions. The payables balance includes deposits from all NFA registered entities.

Noncontrolling Interest

Noncontrolling interest represents the portion of the Company’s operating profit that is attributable to the ownership interest of the noncontrolling interest owners in Forex.com Japan Co. Ltd. There was no longer a noncontrolling interest as of December 31, 2010 as the Company acquired the remaining outstanding shares during 2010 to obtain 100% ownership.

Treasury Shares

In accordance with ASC 505, Equity, the Company treats the cost of acquired shares purchased as a deduction from shareholders’ equity and as a reduction of the total shares outstanding when calculating adjusted earnings per share.

Earnings Per Common Share

Basic earnings per common share is calculated using the weighted average common shares outstanding during the year. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive.

Dividends

Prior to the fourth quarter of 2011, the Company retained all earnings for investment in its business. In October 2011, the Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination by the Company’s Board of Directors of the amount. Each quarter since, the Company has paid a $0.05 per share dividend to holders of the Company’s common stock.

Any declaration and payment of dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that the Company’s Board of Directors deems relevant. The Board’s ability to declare a dividend is also subject to limits imposed by Delaware corporate law. In addition, the Company’s subsidiaries are permitted to pay dividends to the Company subject to (i) certain regulatory restrictions related to the maintenance of minimum net capital in those subsidiaries that are subject to net capital requirements imposed by applicable law or regulation, and (ii) general restrictions imposed on dividend payments under the jurisdiction of incorporation or organization of each subsidiary. See Note 12 and Note 22 for additional information.

Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, except for the matters described in Note 17, the outcome of such claims and legal actions, if decided adversely, is not expected to have a material adverse effect on the Company’s quarterly or annual operating results, cash flows or consolidated financial position.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles — Goodwill and Other” (“ASU No. 2012-02”). ASU No. 2012-02 is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by permitting an entity first to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. ASU No. 2012-02 is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company is analyzing if the adoption of ASU 2011-11 will have a material impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This new standard amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This new standard is effective for fiscal years and quarters beginning after December 15, 2011. See Note 3.

3.    Fair Value Disclosures

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market accounts	$12,064	—	—	$12,064
Open spot and other positions	$810	—	—	$810
U.S. treasury bills	$29,998	—	—	$29,998
CIBC treasury bills	$1,355	—	—	$1,355
Certificates of deposit	$82	—	—	$82
Futures contracts	$40	—	—	$40
Investment in gold	$168	—	—	$168
Customer and broker open spot and other positions	$74,943	—	—	$74,943

	Fair Value Measurements on a Recurring Basis as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market accounts	$14,201	—	—	$14,201
Open spot and other positions	$199	—	—	$199
Certificates of deposit	$82	—	—	$82
Futures contracts	$42	—	—	$42
Investment in gold	$156	—	—	$156
Customer and broker open spot and other positions	$51,470	—	—	$51,470

There were no transfers between levels for the years ended December 31, 2012 and December 31, 2011.

Level 1 Financial Assets

The Company has money market accounts, certificates of deposit, U.S. treasury securities, CIBC treasury securities, open spot and other positions, futures contracts and an investment in gold that are Level 1 financial instruments that are recorded based upon listed or quoted market rates. The money market accounts are recorded in Cash and cash equivalents and Cash and securities held for customers, the treasury bills are recorded in Cash and cash equivalents and Short term investments, based upon their maturity, the certificates of deposit are recorded in Short term investments and the open spot and other positions, futures contracts and investment in gold are recorded in Receivables from banks and brokers. The Company has customer open spot and other positions that are Level 1 financial instruments that are recorded based upon listed or quoted market rates. The customer open spot and other positions are recorded in Payable to customers, brokers, dealers, FCMs and other regulated entities.

Financial Instruments Not Measured at Fair Value

The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the Condensed Consolidated Balance Sheet (amounts in thousands). The carrying values of Receivables from banks and brokers not measured at fair value approximate fair value because of the relatively short period of time between their origination and expected maturity. The carrying values of Payables to customers brokers, dealers, FCMs, and other regulated entities includes amounts deposited by these financial institutions in order for the Company to act as clearing broker. The carrying value of Payables to customers brokers, dealers, FCMs, and other regulated entities are based on observable market prices and approximate fair value. In April 2011, the Company acquired customer account balances and effective customer agreements from Deutsche Bank AG, relating to Deutsche Bank’s “dbFX” business, for an upfront payment and additional contractual future payments to be made to Deutsche Bank based upon volume generated from the acquired customers over a two-year period following the closing of the acquisition. In accordance with ASC 835-30, Interest, the Company is accounting for the payments due to dbFX as a note payable. As such, the total payments due to dbFX under the agreement were discounted to their present value using an imputed rate of interest upon inception. The Company’s investment in Kapitall, Inc. is carried at cost.

			Fair Value Measurements using:
	As of December 31, 2012		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Carrying Value	Fair Value
Financial Assets:
Receivables from banks and brokers	$89,106	$89,106	—	$89,106	—
Investment in Kapitall, Inc. (1)	$500	$500	—	—	$500

Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	$371,368	$371,368	—	$371,368	—
Payable to dbFX	$2,386	$2,392	—	—	$2,392

(1)	The Company notes it is not practical to estimate fair value as Kapitall, Inc. is a privately held company and there is no available market transaction data.

4.    Receivables From Banks and Brokers

Amounts receivable from brokers consisted of the following at December 31 (amounts in thousands):

	2012	2011
Required collateral	$47,595	$26,411
Cash in excess of required collateral	41,511	58,791
Open positions	810	199

	$89,916	$85,401

The Company has posted funds with banks and brokers as collateral pursuant to the terms of applicable agreements for holding spot foreign exchange positions. In addition, the Company has deposited with such banks and brokers cash in excess of required collateral. Open foreign exchange positions include the unrealized gains or losses due to the differences in exchange rates between the dates at which a trade was initiated compared to the exchange rates in effect at the date of the consolidated financial statements. These amounts are reflected as Receivables from banks and brokers on the Consolidated Balance Sheet.

5.    Derivatives

The table below represents the fair values of the Company’s derivative instruments reported within Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities on the accompanying consolidated balance sheet as of December 31 (amounts in thousands):

2012

Derivative Liabilities:
Customer CFD contracts	$95

The Company did not designate any of its derivatives as hedging instruments. Net gains of $8.9 million with respect to derivative instruments are reflected in Trading revenue for the year ended December 31, 2012.

6.    Property and Equipment

Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of December 31 (amounts in thousands):

	2012	2011
Software	$19,757	$12,998
Computer equipment	5,248	4,897
Leasehold improvements	1,863	1,760
Telephone equipment	725	707
Office equipment	1,471	625
Furniture and fixtures	241	224
Web site development costs	654	655

	29,959	21,866
Less: Accumulated depreciation and amortization	(18,936)	(14,335)

Property and equipment, net	$11,023	$7,531

Depreciation and amortization expense was $4.9 million, $3.9 million, and $3.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

7.    Intangible Assets

In 2003, the Company acquired the Forex.com domain name for $0.2 million, and in 2004, the foreignexchange.com domain name was purchased for $0.1 million. Based on the fact that the rights to use these domain names requires the payment of a nominal annual renewal fee, management determined that there was no legal or regulatory limitations on the useful life and furthermore that there is currently no technological limitation to their useful lives. These indefinite-lived assets are not amortized. In accordance with ASC 350-10, the Company tests intangible assets for impairment on an annual basis in the fourth quarter and on an interim basis when conditions indicate impairment may have occurred.

In August 2012, the Company acquired OEC. Included in the acquisition were several intangible assets made up of a customer list, technology and a trademark which have been assigned values of $1.6 million, $1.6 million and $0.4 million, respectively. See Note 8 below for further details related to the acquisition.

As of December 31, 2012 and 2011, the accumulated amortization related to intangibles was $13.7 million and $9.2 million, respectively. Intangible assets consisted of the following (amounts in thousands):

Balance at January 1, 2010	$320
Purchase of MG customer and marketing list	469
Purchase of CMS customer list	9,465
Purchase of indefinite life intangible assets	43
Amortization	(1,208)
Balance at December 31, 2010	$9,089

Purchase of dbFX Customer assets and non-compete	9,701
Amortization	(8,019)

Balance at December 31, 2011	$10,771

Customer list acquired in acquisition of OEC	1,580
Trademark acquired	430
Technology acquired	1,560
Amortization	(4,473)

Balance at December 31, 2012	$9,868

Future annual estimated amortization expense for the next five years is as follows (amounts in thousands):

Years Ended December 31:
2013	$2,055
2014	1,707
2015	1,707
2016	1,707
2017	854

8.    Acquisitions

Open E Cry

On June 27, 2012, Group, LLC and optionsXpress Holdings, Inc., a subsidiary of The Charles Schwab Corporation, entered into a Stock Purchase Agreement whereby the Company acquired OEC for a purchase price of $12.0 million. This acquisition was made as part of the Company’s plan to offer additional products to its customers and diversify its revenue. The transaction was completed on August 31, 2012. In addition to the $12.0 million paid at the closing, the Company made an additional payment in the fourth quarter of 2012 of $2.7 million based on a contractual working capital adjustment.

The purchase price of OEC was derived as follows (in thousands):

Cash paid at closing date	$12,000
Working capital adjustment	2,691

Total purchase price	$14,691

The purchase price of OEC was allocated to fair value of various assets and liabilities as follows (in thousands):

Cash and cash equivalents acquired	$5,187
Cash and securities held for customers acquired	109,042
Receivables from brokers acquired	815
Other assets acquired	98

Total tangible assets acquired	115,142
Total liabilities assumed	(109,960)
Identifiable intangible assets:
Trademark	430
Technology	1,560
Customer relationships	1,580
Goodwill	5,939

$14,691

For the period from September 1, 2012 through December 31, 2012, revenues generated by OEC were $5.6 million and expenses were $5.9 million, generating a loss before taxes of $0.3 million.

Pro Forma Information (unaudited):

The following unaudited pro forma operating data are presented as if the acquisition of OEC had occurred at the beginning of each period presented. The unaudited pro forma data is provided for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the Company and OEC operated as a combined entity for the periods presented. Unaudited pro forma revenues, net income and net income per share information for the twelve months ended December 31, 2012 and 2011, were as follows (in thousands, except per share amounts):

Pro Forma information	Twelve months ended December 31,
	2012	2011
Net revenue	$158,900	$194,514
Net income	$1,957	$15,249

9.    Goodwill

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net identifiable assets of an acquired business. As of December 31, 2012 and December 31, 2011, the Company had recorded goodwill of $9.0 million and $3.1 million, respectively. Goodwill increased $5.9 million as a result of the acquisition of OEC in August 2012.

The Company performed its annual test for goodwill impairment in the fourth quarter of 2012 by comparing the estimated fair value of the reporting unit with its respective book value and noted there was no impairment.

10.    Other Assets

Other assets consisted of the following at December 31 (amounts in thousands):

	2012	2011
Vendor and security deposits	$3,647	$3,774
Current tax receivable	5,548	6,762
Deferred tax assets	5,619	4,471
Investment in Kapitall, Inc.	500	500
Miscellaneous receivables	2,490	2,630

	$17,804	$18,137

11.    Term Loan and Revolver

As of December 31, 2012, the Company had a $50.0 million revolving line of credit through a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank. The amount available for borrowing under the line of credit varies from time to time due to certain financial covenants that the Company is required to comply with under the terms of the line of credit. As of December 31, 2012, approximately $17 million was available for borrowing under the line of credit. Interest on amounts that may be outstanding under the revolving line of credit from time to time is paid monthly and is based upon the prime rate of interest plus 0.5%. The revolving line of credit is secured by certain of our assets, a pledge of our membership interests in our wholly-owned subsidiary GAIN Holdings, LLC and a guarantee by GAIN Holdings, LLC. On March 30, 2012, we paid off the balance of a $52.5 million term loan from Silicon Valley Bank and JPMorgan Chase Bank in advance of the July 1, 2012 maturity date. The term loan was payable in 20 quarterly installments of principal and the payments commenced on October 1, 2007. The other terms of the term loan were substantially the same as those of the revolving line of credit.

As of December 31, 2012 and December 31, 2011, there were no amounts outstanding under the revolving line of credit.

In accordance with the provisions of the loan and security agreement, the Company is required to adhere to various financial, regulatory, operational and reporting covenants. As of December 31, 2012 and during the entire term of the loan and security agreement, the Company was and has been in compliance with such covenants.

The carrying amount of notes payable approximates fair value. The Company had a balance of $7.9 million outstanding on the term loan as of December 31, 2011.

Loan fees were capitalized to deferred finance costs and were being amortized over the life of the term loan. Deferred financing costs amortized to interest expense were immaterial for the years ended December 31, 2012 and December 31, 2011. The Company had deferred financing costs, recorded in Other assets on the Consolidated Balance Sheets, were zero at December 31, 2012 and $0.05 million at December 31, 2012.

12.    Convertible, Redeemable Preferred Stock

As a result of the Company’s IPO, all of the Company’s outstanding convertible, redeemable preferred stock was converted to common stock and there is no longer any outstanding convertible, redeemable preferred stock.

13.    Shareholders’ Equity

Common Stock — At December 31, 2012 and 2011, the Company had authorized 60,000,000 shares of Common Stock (“Common Stock”), of which 36,486,036 and 34,924,095 shares were issued and outstanding, respectively as of December 31, 2012 and 35,132,365 and 34,282,244 shares were issued and outstanding, respectively as of December 31, 2011.

Treasury Stock — As of December 31, 2012, the Company had repurchased 1.6 million shares of outstanding Common Stock for an aggregate cost of $8.3 million reducing the number of shares outstanding.

Dividends — In February, May, July and November 2012, the Company announced the payment of a $0.05 dividend per share of Common Stock. The dividend payments announced in February, May, July and November were paid in March, June, September and December 2012, respectively, for an aggregate amount of $7.0 million, which was applied against Retained Earnings. In March 2013, the Company announced the payment of a $0.05 dividend per share of Common Stock payable in March 2013.

14.    Related Party Transactions

Management has personal funds on deposit in customer accounts of Group, LLC, recorded in Payables to customers, brokers, dealers, FCMs and other regulated entities on the Consolidated Balance Sheets. The balance was $2.4 million and $2.0 million at December 31, 2012 and 2011, respectively.

Scivantage, Inc. provides hosting services to GAIN Capital Securities, Inc., (“GCSI”) under a one year agreement dated December 1, 2010, which automatically renews for successive one-year terms, in which Scivantage provides the technology infrastructure hosting facility for GCSI, who provides brokerage securities services. Two of the Company’s board of directors members, Messrs. Galant and Sugden, are members of the board of directors of Scivantage.

15.    Share Based Payment

On March 27, 2006, the Company’s shareholders approved the GAIN Capital Holdings, Inc. 2006 Equity Incentive Plan (the “2006 Plan”), under which 12.5 million shares are available for awards to employees, consultants and directors. The 2006 Plan provides for the issuance of share based award which include restricted stock units (“RSUs”), Incentive Stock Options (“ISOs”), and nonqualified stock options (“NQSOs”). ISOs are granted at fair market value and are subject to the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. All share based awards are granted at a price or conversion price determined by the Company’s board of directors. Grants of stock options usually vest over three or four years upon anniversary date. RSUs usually vest over four years with one-fourth vesting upon the grant anniversary. All options granted under the 2006 Plan expire ten years from the date of grant.

On November 22, 2010, the Company’s board of directors adopted the GAIN Capital Holdings, Inc. 2010 Omnibus Incentive Compensation Plan, (the “2010 Plan”), which became effective December 13, 2010 (the day immediately prior to the date the underwriting agreement was executed and the Common Stock was priced for the IPO). In addition, on November 23, 2010 the Company’s board of directors approved a 2.29-for 1 stock split of the Company’s common stock effective immediately prior to the completion of the IPO. Accordingly, all references to stock options, exercise prices and RSUs have been retroactively restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented. As of the effective date of the 2010 Plan, the 2006 Plan was merged with and into the 2010 Plan, and no additional grants will be made under the 2006 Plan. Initially, the 2010 Plan made available 8.5 million shares (1.4 million to be issued pursuant to future awards and grants under the 2010 Omnibus Incentive Compensation plan, 6.6 million shares that are subject to outstanding grants under the 2006 Plan as of the effective date of the 2010 Plan, and 0.5 million shares to be issued pursuant to the 2011 Employee Stock Purchase Plan) for awards to employees, nonemployee directors and consultants and advisors in the form of incentive stock options, nonqualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. In addition, as of the first trading day of January during the term of the 2010 Plan, beginning with calendar year 2012, an additional positive number of shares of the Company’s stock shall be added to the number of shares of the Company stock authorized to be issued or transferred under the 2010 Plan equal to (1) three percent (3%) of the total number of shares of Company stock outstanding (on a fully diluted basis) as of the last trading day in December of the immediately preceding calendar year, or (2) such lesser number of shares as the Company’s board of directors may determine. On January 1, 2012 the Company authorized an additional 1.2 million shares to be issued or transferred under the

2010 Plan. As of December 31, 2012, 7.1 million shares are available to be issued under the 2010 Plan (0.9 million to be issued pursuant to future awards and grants under the 2010 Omnibus Incentive Compensation plan, 5.8 million shares that are subject to outstanding grants under the 2006 Plan as of the effective date of the 2010 Plan, and 0.4 million shares to be issued pursuant to the 2011 Employee Stock Purchase Plan). On January 1, 2013, the Company authorized an additional 1.2 million shares to be issued or transferred under the 2010 Plan pursuant to the terms of the 2010 Plan.

Under the 2010 Plan, the committee will determine the exercise price of the options granted and may grant options to purchase shares of the Company’s common stock in amounts as determined by the committee. The committee may grant options that are intended to qualify as ISOs under Section 422 of the Internal Revenue Code, or NQSOs which are not intended to so qualify. ISOs may only be granted to employees. Anyone eligible to participate in the 2010 Plan may receive a grant of NQSQs. The exercise price of a stock option granted under the 2010 Plan cannot be less than the fair market value of a share of the Company’s common stock on the date the option is granted. All options granted under the 2010 Plan expire seven years from the date of grant.

Stock Options

The following table summarizes the stock option activity under all plans from January 1, 2012 through December 31, 2012:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	4,442,694	$2.32	1.09
Granted	333,000	$5.30	6.17
Exercised	(1,032,096)	$1.93	3.24
Forfeited	(154,698)	$4.21	5.01

Outstanding, December 31, 2012	3,588,900	$3.20	4.24	4,890,932

Vested and expected to vest options	3,519,514	$3.14	4.18	4,885,222

Exercisable, December 31, 2012	2,678,927	$2.43	3.45	4,795,897

Fair market value of common stock at exercise date	$5,225,705
Cost to exercise	1,968,874

Net value of Stock Options exercised	$3,256,831

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$0.77	339,195	$0.77	0.50	339,195	$0.77
$1.11	230,483	1.11	1.17	230,483	1.11
$1.55	260,800	1.55	2.09	260,800	1.55
$1.99	696,885	1.99	2.47	696,885	1.99
$2.43	372,792	2.43	2.99	372,792	2.43
$2.87	56,533	2.87	3.09	56,533	2.87
$3.32	791	3.32	3.15	791	3.32
$3.76	791	3.76	3.23	791	4.23
$3.83	998,024	3.83	7.58	628,553	3.83
$5.30	312,375	5.30	6.17	6,562	5.30
$8.02	320,231	8.02	5.23	85,542	8.02

	3,588,900	$3.20	4.24	2,678,927	$2.43

The weighted-average remaining contractual life for the 3.6 million outstanding options as of December 31, 2012, is approximately 4.2 years. There were 2.5 million stock options exercisable as of December 31, 2012. The total intrinsic value of stock options exercised during 2012, 2011 and 2010 respectively were $3.3 million, $2.0 million and $0.5 million. During 2012, the Company had 0.3 million stock options vest. The Company received $2.0 million, $0.9 million, and $0.1 million from stock option exercises in 2012, 2011 and 2010, respectively.

In March 2012, the Company granted 0.3 million options to employees. In 2011, the Company granted 0.4 million options to employees. In 2010, 1.3 million options were granted under the 2006 Plan, of which 1.0 million were granted to employees and 0.3 million were granted to board of director’s members, and no options were granted under the 2010 Plan.

The fair market value of the options granted were estimated based on a Black-Scholes option pricing valuation model using the following assumptions as approved by the Compensation Committee of the Company’s Board of Directors.

	For the Year Ended December 31,
	2012	2011	2010
Average risk-free interest rate	0.90%	2.30%	2.40%
Expected volatility	48.50%	47.60%	33.5%
Expected life	4.8 years	4.8 years	6.3 years
Expected dividend yield	— %	— %	— %

The expected volatility was calculated based upon the volatility of public companies in similar industries or financial service companies. The average risk free rate is based upon the risk free rate of the U.S. Treasury bond rate with a maturity commensurate with the expected term. The options granted during 2012 were granted on March 1, 2012. At such time, the Company deemed a pattern of paying dividends had not been established at the time of grant and as such used a zero percent dividend yield in the Black-Scholes option pricing valuation model. For any future grants, the Company’s current history of paying cash dividends on a quarterly basis will be considered in assessing a market participant view of the appropriate expected dividend yield in the related option pricing valuation model.

The Company recorded stock-based compensation expense related to options in accordance with ASC 718-10 of $0.8 million, $0.8 million and $0.3 million in 2012, 2011 and 2010, respectively. The stock-based compensation expense is recorded in Employee compensation and benefits on the Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock Units and Restricted Stock Awards

The 2010 Plan provides for the issuance of RSUs that are convertible on a 1:1 basis into shares of the Company’s common stock. The Company. maintains a restricted unit account for each grantee. Restrictions typically lapse over four years, with 25% lapsing on each anniversary date of the grant. After the restrictions lapse, the grantee shall receive payment in the form of cash, shares of the Company’s common stock, or in a combination of the two, as determined by the Company. Payment shall be made upon the date the restrictions lapse, upon a predetermined delivery date, upon a change in control of the Company. or upon the employee leaving the Company. The Company may also issue performance grants which have restrictions lapsing immediately, but delivery of the common stock deferred until a later date. RSUs are assigned the value of the Company’s common stock at date of grant issuance, and the grant date fair value is amortized over a four year period. During 2012, 0.6 million RSUs were granted to employees and members of the Board of Directors. During 2011, 0.04 million RSUs were granted to employees.

The 2010 Plan also provides for the issuance of restricted stock awards, or RSAs, which represent shares of the Company’s common stock. The Company maintains a restricted stock award account for each grantee. Restrictions typically lapse over four years, with 25% lapsing on each anniversary date of the grant. After the restrictions lapse, or upon a change in control of the Company the grantee shall receive payment in the form of cash, shares of the Company’s common stock, or in a combination of the two, as determined by the Company. The Company may also issue performance grants which have immediate vesting. There were no RSAs granted during 2012. During 2011, 0.4 million RSAs were granted to employees and members of the Board of Directors.

The Company recorded $2.5 million, $3.2 million and $5.1 million in stock-based compensation expense related to restricted stock for the year ended December 31, 2012, 2011 and 2010, respectively.

A summary of the status of the Company’s nonvested shares of restricted stock units and restricted stock awards as of December 31, 2012 and changes during the year ended December 31, 2012, is presented below:

Non-Vested Shares	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSAs	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	255,195	$11.12	317,092	$7.25
Granted	590,889	5.30	—	—
Vested	(211,476)	10.90	(109,662)	7.40
Forfeited	(48,512)	5.80	(25,542)	6.80

Non-vested at December 31, 2012	586,096	$5.80	181,888	$7.20

As of December 31, 2012 there was $3.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2010 Plan. The cost is expected to be recognized over a weighted-average period of approximately two years. The fair market value on the grant date for RSUs and RSAs vested during the years ended December 31, 2012, 2011 and 2010 was $3.1 million, $3.9 million and $4.7 million, respectively. The total intrinsic value of the RSUs and RSAs that became unrestricted during the year ended December 31, 2012 was $1.6 million at the date they became unrestricted. RSUs and RSAs that were vested and outstanding as of December 31, 2012 had a value at grant date of $35.9 million. The Company granted RSUs during the year ended December 31, 2012 which had a value of $3.1 million at grant date. The fair market value of RSUs and RSAs at the date of grant during the year ended December 31, 2011 was $3.0 million. The Company did not grant any RSAs or RSUs during the year ended December 31, 2010.

Employee Stock Purchase Plan

The 2011 Employee Stock Purchase Plan, or the ESPP, was adopted by the Company’s board of directors on November 22, 2010. The ESPP became effective on January 1, 2011. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the interim purchase date through after-tax payroll deductions. Shares reserved for issuance under the ESPP was initially 500,000. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. For the year ended December 31, 2012, 0.05 million shares were issued under the plan; an additional 0.02 million shares were issued on January 2, 2013 for the purchase interval from July 1, 2012 through December 31, 2012. For the year ended December 31, 2011, 0.03 million shares were issued under the ESPP.

16.    Income Taxes

The following table presents the U.S. and non-U.S. components of income from continuing operations before income tax (benefit) / expense for the years ended December 31, 2012, 2011, and 2010 (amounts in thousands):

	For the Fiscal Year Ended December 31,
	2012	2011	2010
U.S.	$(10,795)	$9,766	$47,818
Non-U.S.	11,937	13,478	9,634

	$1,142	$23,244	$57,452

The provision for income tax (benefit) / expense consisted of (amounts in thousands):

	For the Fiscal Year Ended December 31,
	2012	2011	2010
Current
Federal	$(2,880)	$4,803	$13,881
State	34	1,453	2,526
UK	2,750	3,396	4,829
Japan	14	—	—
Other non U.S.	3	1	—

	(79)	9,653	21,236

Deferred
Federal	(865)	(1,953)	114
State	(1)	(338)	100
UK	—	—	—
Japan	126	184	(1,274)
Other non U.S.	(30)	—	(239)
Release of valuation allowance	(630)	—	72

	(1,400)	(2,107)	(1,227)

Total income tax (benefit) / expense	$(1,479)	$7,546	$20,009

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Consolidated Balance Sheets. The net change in valuation allowance for the year ended December 31, 2012 was $0.6 million. Significant components of the Company’s deferred tax assets and liabilities were as follows (amounts in thousands):

	December 31,
	2012	2011
Deferred tax assets
Net foreign operating losses	$1,893	$1,988
Stock-based compensation expense	6,608	6,834
Intangible assets	3,414	3,129
Other	588	452

Total deferred tax assets	12,503	12,403
Valuation allowance	(103)	(733)

Total deferred tax assets after valuation allowance	$12,400	$11,670

Deferred tax liabilities
Unrealized trading differences	$(4,867)	$(4,186)
Unrealized foreign currency	(152)	(207)
Basis difference in property and equipment	(1,546)	(2,280)
State taxes	(78)	(160)
Other	(138)	(366)

Total deferred tax liabilities	$(6,781)	$(7,199)

Net deferred tax assets	$5,619	$4,471

The following table reconciles the provision to the U.S. federal statutory income tax rate:

	2012	2011	2010
Federal income tax at statutory rate	35.00%	35.00%	35.00%
Increase/(decrease) in taxes resulting from:
State income tax	2.47%	3.06%	2.97%
Embedded derivative	—%	—%	(2.86)%
Foreign rate differential	(121.09)%	(4.24)%	(0.89)%
Meals & entertainment	5.65%	0.40%	0.16%
R&D credit	7.47%	(0.70)%	(0.81)%
Release of valuation allowance	(51.34)%	—%	0.63%
Uncertain tax positions	(9.04)%	—%	—%
Other permanent differences	1.46%	(1.06)%	0.62%

Effective Tax Rate	(129.42)%	32.46%	34.82%

The Company has $7.3 million in foreign net operating loss (“NOL”) carry forwards as of December 31, 2012, for which the Company has established full valuation allowance against $0.1 million. These NOLs begin to expire in 2013.

At December 31, 2012, undistributed earnings of our foreign subsidiaries indefinitely invested outside the United States amounted to approximately $33.5 million. No provision has been made for foreign taxes associated with the cumulative undistributed earnings of foreign subsidiaries, as these earnings are expected to be reinvested in working capital and other business needs. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to income taxes of approximately $4.0 million, subject to an adjustment for the participation exemption and foreign tax credits.

The Company has recorded a liability of $0.1 million related to uncertain tax positions at December 31, 2012 in accordance with ASC 740-10, Income Taxes.

The following table summarizes the activity to the gross unrecognized Tax benefits from uncertain tax positions (amounts in thousands):

	As of December 31,
	2012	2011	2010
Beginning balance as of January 1	$190	$126	$126
Increases based on tax positions related to the current period	2	40	—
Decreases based on tax positions related to prior periods	(82)	56	—
Decreases related to a lapse of applicable statute of limitations	(32)	(32)	—

Ending balance as of December 31	$78	$190	$126

The Company’s open tax years range from 2008 through 2010 for its U.S. federal returns, from 2008 through 2011 for the U.K., from 2011 through 2012 for Japan and from 2007 through 2010 for its major state jurisdictions.

Included in the total unrecognized tax benefits at December 31, 2012, 2011, and 2010 is $0.1 million, $0.2 million, and $0.1 million, respectively, that if recognized would favorably affect the effective tax rate. It is reasonably possible that the amount of liability for unrecognized tax benefits could change during the next 12 months. An estimate of the range of the possible change cannot be made until issues are further developed or examinations closed.

17.    Commitments and Contingencies

Commitments

Leases — The Company leases office space under non-cancelable operating lease agreements that expire on various dates through 2025. Such leases do not require any contingent rental payments or impose any financial restrictions. The majority of leases include renewal terms substantially the same as the current terms. Future annual minimum lease payments, including maintenance and management fees, for non-cancellable operating leases, are as follows (amounts in thousands):

Years Ended December 31:
2013	$2,583
2014	1,941
2015	1,655
2016	1,611
2017 and beyond	10,848

$18,638

Rent expense was $2.6 million, $2.5 million, and $2.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In connection with the acquisition of the customer assets of dbFX, the Company was required to make certain future minimum payments as well as potential contingent payments, as discussed in Note 3 above. The associated liabilities are recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheet. As of December 31, 2012, the minimum required remaining payment under this agreement was approximately $2.4 million and the Company estimates that no additional contingent payments will need to be made based upon projected trading volumes.

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

Through the Company’s acquisition of OEC, the Company became the subject of a patent infringement lawsuit originally filed against OEC on February 9, 2010 in the U.S. District Court for the Northern District of Illinois by Trading Technologies International, Inc. seeking injunctive relief and unspecified damages. As reflected in a Second Amended Complaint filed on June 15, 2011, plaintiff alleges infringement of 12 patents relating to real-time display of price quotes and market depth on OEC’s electronic trading interfaces. The case was consolidated with 11 related cases in February 2011, and the parties have exchanged infringement, non-infringement and invalidity contentions for several of the disputed patents. In June 2011 the court stayed discovery to allow summary judgment briefing on the ramifications of a recent Federal Circuit decision. On February 9, 2012, the court issued an order, which granted OEC’s motions for summary judgment, resulting in a substantial narrowing of the scope of plaintiff’s claims. Plaintiff filed a motion for reconsideration of that ruling on March 8, 2012. Plaintiff also filed a motion for certification of judgment for interlocutory appeal. The court denied plaintiff’s motion for reconsideration but granted plaintiff’s motion for certification of judgments of patent invalidity with respect to four of the asserted patents. Since that ruling, the court has continued its stay of discovery. On October 7, 2012, plaintiff filed its opening appeal brief with the United States Court of Appeals for the Federal Circuit. Oral argument on plaintiffs’ appeal is expected to occur in mid to late 2013. Plaintiff’s complaint does not specify the amount of damages sought. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.

18.    Retirement Plans

The Company sponsors a “Safe Harbor” 401(k) retirement plan which was put into effect as of January 1, 2011. The plan provides for a 100% match by GAIN on the first 3% of the employee’s salary contributed to the plan and 50% on the next 2% with immediate vesting on all employer contributions, subject to IRS limitations. Substantially all of the Company’s employees are eligible to participate in the plan.

Prior to 2011, the Company sponsored a 401(k) retirement plan, under the terms of which the Company was obligated to match 25% (50% for employees with three years or more of service) of the employee’s salary contributed to the plan up to 15% of the employee’s compensation for each payroll period.

The expense recorded to employee compensation and benefits on the Consolidated Statements of Operations and Comprehensive Income by the Company for its employees’ participation in the respective plans during the years ended December 31, 2012, 2011 and 2010 was $0.5 million, $0.7 million, and $0.5 million, respectively.

19.    Earnings per Common Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock are exercised, vested or converted into common stock unless they are anti-dilutive. Diluted weighted average common shares includes preferred stock, warrants, vested and unvested stock options and unvested restricted stock units. Approximately 0.6 million and 0.4 million stock options were excluded from the calculation of diluted earnings per share for 2012 and 2011, respectively, as they were anti-dilutive. No stock options or restricted stock units were excluded from the calculation of diluted earnings per share for the year ended December 31, 2010.

The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the Years Ended December 31,
	2012	2011	2010(1)
Net income applicable to GAIN Capital Holdings, Inc. common shareholders	$2,621	$15,698	$37,845

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	34,940,800	34,286,840	4,392,798

Effect of dilutive securities:
Preferred stock series A	—	—	1,645,213
Preferred stock series B	—	—	5,405,287
Preferred stock series C	—	—	2,835,920
Preferred stock series D	—	—	7,017,038
Preferred stock series E	—	—	9,561,484
Warrants	—	160,529	3,075,314
Stock options	1,490,089	2,732,302	2,544,927
RSUs/RSAs	1,449,319	1,802,121	1,264,921

Diluted weighted average common shares outstanding	37,880,208	38,981,792	37,742,902

Earnings per common share

Basic	$0.08	$0.46	$8.62

Diluted	$0.07	$0.40	$1.00

(1)	The preferred stock dilutive securities were converted to common stock in connection with the Company’s initial public offering in December 2010. The dilutive preferred stock represents the weighted average outstanding preferred stock for the year ended December 31, 2010.

20.    Regulatory Requirements

Group, LLC, the Company’s FCM and RFED subsidiary, is subject to the CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these rules, Group, LLC is required to maintain adjusted net capital of $20.0 million plus 5.0% of the total payables to customers over $10.0 million. At December 31, 2012, Group LLC maintained $21.5 million more than the minimum required regulatory capital for a total of 1.9 times the required capital and at all times maintained compliance with all applicable regulations.

GCSI is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended. GCSI is a member of the Financial Industry Regulatory Authority (“FINRA”), Municipal Securities Rulemaking Board (“MSRB”), and Securities Investor Protection Corporation (“SIPC”). Pursuant to the SEC’s Uniform Net Capital Rule 15c3-1, GCSI is required to maintain a minimum net capital balance (as defined) of $0.05 million. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. At December 31, 2012, GCSI maintained $0.4 million more than the minimum required regulatory capital for a total of 8.4 times the required capital and at all times maintained compliance with all applicable regulations.

GAIN Capital Forex.com UK Limited (“GCUK”) is registered in the UK and regulated by the Financial Services Authority (“FSA”) as a full scope €730k BIPRU Investment Firm. GCUK is required to maintain the greater of $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. The regulatory capital held is required to be in excess of 110% of its requirements at all times. At December 31, 2012, GCUK maintained $21.0 million more than the minimum required regulatory capital for a total of 2.5 times the required capital and at all times maintained compliance with all applicable regulations.

Forex.com Japan Co., Ltd. (“GC Japan”) is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 120%, which is derived by dividing Net Capital (as defined) by the sum of GC Japan’s market, counterparty credit risk and operational risk. At December 31, 2012, GC Japan maintained $7.5 million more than the minimum required regulatory capital for a total of 3.1 times the required capital and at all times maintained compliance with all applicable regulations.

GCAU holds an Australian Financial Services License issued by the Australian Securities & Investments Commission (“ASIC”). GCAU is required to maintain a minimum capital requirement of $0.05 million (0.05 million AUD) plus 5% of adjusted liabilities between $1.02 million (1 million AUD) and $101.6 million (100 million AUD). At December 31, 2012, GCAU maintained $2.2 million more than the minimum required regulatory capital for a total of 6.7 times the required capital and at all times maintained compliance with all applicable regulations.

GCHK is licensed by the Securities and Futures Commission (“SFC”) to carry out Type 3 Regulated Activity, Leveraged Foreign Exchange Trading. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of the higher of $1.925 million or the sum of 1.5% of its aggregate gross foreign currency position and 5% of its adjusted liabilities and clients’ margin calculated in accordance with applicable rules. At December 31, 2012, GCHK maintained $1.8 million more than the minimum required regulatory capital for a total of 1.9 times the required capital and at all times maintained compliance with all applicable regulations.

GAIN Global Markets, Inc. (“GGMI”), the Company’s Cayman Island subsidiary, is a registered securities arranger with the Cayman Islands Monetary Authority (“CIMA”). GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or $100,000. At December 31, 2012, GGMI maintained $0.3 million more than the minimum required regulatory capital for a total of 3.8 times the required capital and at all times maintained compliance with all applicable regulations.

Gain Capital-Forex.com Canada Ltd (“GCC”) became registered as an investment dealer with the Investment Industry Regulatory Organization of Canada (“IIROC”) in May 2012. GCC is required to maintain a minimum capital requirement of $0.25 million (0.25 million CAD) and comply with applicable margin and securities concentration charges. At December 31, 2012, GCC maintained $1.3 million more than the minimum required regulatory capital for a total of 6.4 times the required capital and at all times maintained compliance with all applicable regulations.

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of December 31, 2012 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$24.8	$46.3	$21.5	187%
GAIN Capital Securities, Inc.	$0.1	$0.5	$0.4	840%
GAIN Capital-Forex.com U.K., Ltd.	$14.5	$35.5	$21.0	245%
Forex.com Japan Co., Ltd.	$3.5	$11.0	$7.5	308%
GAIN Capital Forex.com Australia, Pty. Ltd.	$0.4	$2.5	$2.2	668%
GAIN Capital-Forex.com Hong Kong, Ltd.	$1.9	$3.8	$1.8	193%
GAIN Global Markets, Inc.	$0.1	$0.4	$0.3	380%
GAIN Capital-Forex.com Canada Ltd.	$0.3	$1.6	$1.3	636%

	$45.6	$101.6	$56.0	223%

21.    Segment Information

ASC 280, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. Reportable segments are defined as an operating segment that either (a) exceeds 10% of revenue, or (b) reported profit or loss in absolute amount exceeds 10% of profit of all operating segments that did not report a loss or (c) exceeds 10% of the combined assets of all operating segments. The Company’s operations relate to foreign exchange trading and related services. Based on the Company’s management strategies, and common production, marketing, development and client coverage teams, the Company has concluded that it operates in a single operating segment.

For fiscal years ended December 31, 2012, 2011 and 2010, no single customer accounted for more than 10% of the Company’s trading revenue. The Company does not allocate revenues by geographic regions since the Company selectively hedges customer trades on an aggregate basis and does not have a method to systematically attribute trading volume from a geographic region to associated trading revenue from a particular geographic region.

22.    Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for 2012 and 2011 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2012
Gross revenue	$33,309	$45,721	$39,908	$32,286
Net revenue	$33,246	$45,684	$39,985	$32,445
Loss / (income) before income tax expense	$(1,859)	$5,988	$4,431	$(7,418)
Net (loss) / income	$(1,247)	$4,435	$3,221	$(3,787)
Basic net (loss) / income per share	$(0.04)	$0.13	$0.09	$(0.11)
Diluted net (loss) / income per share	$(0.04)	$0.11	$0.08	$(0.11)

For the Year Ended December 31, 2011
Gross revenue	$40,755	$55,780	$54,169	$31,631
Net revenue	$40,382	$55,590	$53,927	$31,566
Income before income tax expense	$2,236	$16,002	$11,783	$(6,777)
Net (loss) / income	$1,403	$10,013	$7,618	$(3,336)
Basic net income/(loss) per share	$0.04	$0.29	$0.22	$(0.10)
Diluted net income/(loss) per share	$0.04	$0.26	$0.20	$(0.10)

23.    Subsequent Events

In February 2013, the Company reached an agreement to acquire the U.S.-based retail customer accounts of FX Solutions LLC. The customer accounts were transferred to the Company effective March 1, 2013. The Company has continued to purchase shares of its Common Stock under our share buyback program. During 2013, through the date of this filing, the Company has repurchased 0.1 million shares at a cost of $0.5 million.

The Company has evaluated its subsequent events through the filing date of this Form 10-K.

******

GAIN CAPITAL HOLDINGS, INC.

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2012	2011
ASSETS:
Cash and cash equivalents	$49	$1,019
Equity investments in subsidiaries	153,840	146,342
Receivables from affiliates	3,213	16,041
Current tax receivable	5,549	6,762
Other assets	4,061	3,632

Total assets	$166,712	$173,796

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Accrued expenses and other liabilities	$3,025	$1,091
Notes payable	—	7,875

Total liabilities	3,025	8,966

Shareholders’ Equity
Common Stock; ($0.00001 par value; 60 million shares authorized and 36,486,036 and 34,924,095 shares issued and outstanding as of December 31, 2012 and 35,132,365 and 34,282,244 shares issued and outstanding as of December 31, 2011)	—	—
Accumulated other comprehensive income	1,249	316
Additional paid-in capital	85,089	79,551
Treasury stock, at cost (1,561,941 shares at December 31, 2012 and 850,121 shares at December 31, 2011)	(8,280)	(5,017)
Retained earnings	85,629	89,980

Total Shareholders’ Equity	163,687	164,830

Total liabilities and shareholders’ equity	$166,712	$173,796

See Notes to Condensed Financial Statements

GAIN CAPITAL HOLDINGS, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share data)

	For the Fiscal Year Ended December 31,
	2012	2011	2010
EXPENSES:
Employee compensation and benefits	$3,094	$779	$373
Change in fair value of convertible, redeemable preferred stock embedded derivative	—	—	(4,691)
General and administrative	2,913	3,579	882

Total	6,007	4,358	(3,436)

(LOSS)/INCOME BEFORE INCOME TAX EXPENSE	(6,007)	(4,358)	3,436
Income tax (benefit) / expense	(3,682)	4,150	16,621
NET (LOSS) BEFORE UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(2,325)	(8,508)	(13,185)
Earnings of subsidiaries	4,946	24,206	51,030

NET INCOME	$2,621	$15,698	$37,845

Other comprehensive income, net of tax:
Foreign currency translation adjustment	933	(112)	(186)

NET COMPREHENSIVE INCOME	$3,554	$15,586	$37,659

Net income applicable to GAIN Capital Holdings, Inc. common shareholders	$2,621	$15,698	$37,845

See Notes to Condensed Financial Statements

GAIN CAPITAL HOLDINGS, INC.

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,621	$15,698	$37,659
Adjustments to reconcile net income to cash provided by operating activities
Equity in income of subsidiaries	5,280	24,426	(52,133)
Gain / (Loss) on foreign currency exchange rates	217	(285)	3
Deferred taxes	145	(2,291)	214
Amortization of deferred finance costs	—	87	87
Stock compensation expense	3,325	491	198
Tax benefit from employee stock option exercises	—	—	—
Change in fair value of preferred stock embedded derivative	—	—	(4,691)
Changes in operating assets and liabilities:
Receivables from affiliates	12,828	(6,100)	1,856
Other assets	(657)	1,811	(736)
Current tax receivable	1,213	(4,936)	2,792
Accrued expenses and other liabilities	1,934	(913)	709
Income tax payable	—	—	—

Cash provided by/(used for) operating activities	26,906	27,988	(14,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment and funding of subsidiaries	(12,778)	(12,304)	22,727
Purchase of cost method investment	—	(500)	—

Cash provided by/ (used for) investing activities	(12,778)	(12,804)	22,727

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred initial public offering costs	—	—	1,732
Proceeds from initial public offering of common stock, net of underwriting discount and other direct costs of $3.8 million	—	—	208
Payment on notes payable	(7,875)	(10,500)	(10,500)
Proceeds from exercise of stock options	1,969	853	107
Proceeds from exercise of warrants	—	1,270	—
Proceeds from ESPP Purchase	216	165	—
Repurchase of common shares	(3,263)	(5,017)	—
Tax benefit from employee stock option exercises	(28)	421	—
Dividends paid	(6,972)	(1,758)	—

Cash used for financing activities	(15,953)	(14,566)	(8,453)

Effect of exchange rate changes on cash and cash equivalents	854	86	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(971)	704	232
CASH AND CASH EQUIVALENTS — Beginning of year	1,019	315	83

CASH AND CASH EQUIVALENTS — End of year	$48	$1,019	$315

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$153	$460	$1,068

Taxes, net of refunds	$(4,303)	$10,714	$13,759

Non-cash financing activities:
Accrued initial public offering costs	$—	$—	$1,305

Series E indemnification	$—	$—	$835

Settlement of Preferred Stock embedded derivative	$—	$—	$76,407

Settlement of Convertible, Redeemable preferred stock	$—	$—	$169,390

See Notes to Condensed Financial Statements

SCHEDULE I —

GAIN CAPITAL HOLDINGS, INC.

(PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation

Basis of Financial Information — The accompanying financial statements of GAIN Capital Holdings, Inc. (“Parent Company”), including the notes thereto, should be read in conjunction with the consolidated financial statements of GAIN Capital Holdings, Inc. and Subsidiaries (the “Company”) and the notes thereto found on pages F-8 to F-30.

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

2.    Transactions with Subsidiaries

The Parent Company has transactions with its subsidiaries determined on an agreed upon basis. Cash dividends from its subsidiaries totaled $3.0 million, $38.4 million and $42.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

3.    Income Taxes

ASC 740-10-65, Income Taxes, provides measurement and recognition guidance related to accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions. ASC 740-10-65 also requires extensive disclosures about uncertainties in the income tax positions taken.

The Parent Company’s open tax years for its federal returns range from 2008 through 2011 and from 2007 through 2011 for its major state jurisdictions.

The Parent Company classifies interest expense and potential penalties related to unrecognized tax benefits as a component of income tax expense.

The following table reconciles the provision to the U.S. federal statutory income tax rate:

2012
Federal income tax at statutory rate	35.0%
Increase/(decrease) in taxes resulting from:
State income tax	(0.5)%
Embedded derivative
Impact of pass through of earnings of subsidiaries	27.4%
Meals & entertainment	(1.2)%
R&D credit	(1.5)%
Other permanent differences	2.1%

Effective Tax Rate	61.3%

4.    Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 17 to the Company’s consolidated financial statements.