Form 10-Q
period 2013-03-31
GAIN Capital Holdings, Inc.
filed 2013-05-10
CIK 1444363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 4, 2013, the registrant had 35,683,613 shares of common stock, $0.00001 par value per share, outstanding.

GAIN Capital Holdings, Inc.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

GAIN CAPITAL HOLDINGS, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

(in thousands, except share data)

	As of March 31, 2013	As of December 31, 2012
ASSETS:
Cash and cash equivalents	$12,062	$36,820
Cash and securities held for customers	456,927	446,311
Short term investments, at fair value	1,409	1,437
Receivables from banks and brokers ($967 at fair value)	124,657	89,916
Property and equipment, net of accumulated depreciation	10,749	11,023
Prepaid assets	7,710	7,704
Goodwill	9,030	9,030
Intangible assets, net	9,210	9,868
Other assets, net	18,741	17,804

Total assets	$650,495	$629,913

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers, brokers, dealers, FCMs and other regulated entities	$456,927	$446,311
Accrued compensation and benefits	5,455	6,055
Accrued expenses and other liabilities	11,535	12,585
Income tax payable	2,967	1,275
Notes payable	10,000	—

Total liabilities	486,884	466,226

GAIN Capital Holdings, Inc. Shareholders’ equity
Common stock ($0.00001 par value; 60 million shares authorized; 37,214,408 shares issued and 35,501,371 shares outstanding as of March 31, 2013; 36,486,036 shares issued and 34,924,095 shares outstanding as of December 31, 2012)	—	—
Accumulated other comprehensive (loss)/income	(1,884)	1,249
Additional paid-in capital	86,433	85,089
Treasury stock, at cost (1,713,037 shares at March 31, 2013 and 1,561,941 at December 31, 2012, respectively)	(8,916)	(8,280)
Retained earnings	87,978	85,629

Total GAIN Capital Holdings, Inc. shareholders’ equity	163,611	163,687

Total liabilities and shareholders’ equity	$650,495	$629,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income / (Loss)

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
REVENUE:
Trading revenue	$35,313	$29,434
Commission revenue	10,833	3,805
Other revenue	3,608	70

Total non-interest revenue	49,754	33,309
Interest revenue	118	88
Interest expense	(107)	(151)

Total net interest revenue (expense)	11	(63)

Net revenue	49,765	33,246

EXPENSES:
Employee compensation and benefits	13,278	10,313
Selling and marketing	5,440	7,127
Trading expenses and commissions	15,726	8,733
General and administrative	5,510	4,105
Depreciation and amortization	1,613	1,053
Purchased intangible amortization	636	1,932
Communications and technology	2,235	1,815
Bad debt provision	187	27

Total	44,625	35,105

INCOME / (LOSS) BEFORE INCOME TAX EXPENSE	5,140	(1,859)
Income tax expense / (benefit)	861	(612)

NET INCOME / (LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	4,279	(1,247)

Other comprehensive income /(loss), net of tax:
Foreign currency translation adjustment	(3,133)	495

NET COMPREHENSIVE INCOME / (LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$1,146	$(752)

Earnings / (loss) per common share:
Basic	$0.12	$(0.04)

Diluted	$0.11	$(0.04)

Weighted average common shares outstanding used in computing earnings per common share:
Basic	35,052,375	34,480,705

Diluted	37,331,592	34,480,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total
	Shares	Amount
BALANCE—December 31, 2012	34,924,095	$—	$(8,280)	$85,089	$85,629	$1,249	$163,687
Exercise of options	544,168	—	—	587	—	—	587
Conversion of restricted stock into common stock	167,377	—	—	—	—	—	—
Shares issued under employee stock purchase plan	16,827	—	—	58	—	—	58
Repurchase of shares	(151,096)	—	(636)	—	—	—	(636)
Stock compensation expense	—	—	—	856	—	—	856
Foreign currency translation adjustment	—	—	—	—	—	(3,133)	(3,133)
Tax benefit of stock options exercises	—	—	—	(79)	—	—	(79)
Other				(78)	(154)		(232)
Dividend payment ($0.05 dividend per share)	—	—	—	—	(1,776)	—	(1,776)
Net income	—	—	—	—	4,279	—	4,279

BALANCE—March 31, 2013	35,501,371	$—	$(8,916)	$86,433	$87,978	$(1,884)	$163,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2013	Revised (See Note 1) 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$4,279	$(1,247)
Adjustments to reconcile net income/(loss) to cash provided by operating activities
(Loss)/gain on foreign currency exchange rates	(2,556)	720
Depreciation and amortization	2,249	3,175
Change in fair value of contingent liability	—	(190)
Deferred taxes	(1,093)	(2,166)
Interest income	28
Amortization of deferred financing costs	—	50
Bad debt provision	187	27
Loss on disposal of fixed assets	—	33
Stock compensation expense	856	893
Changes in operating assets and liabilities:
Cash and securities held for customers	(4,915)	(16,478)
Receivables from banks and brokers	(34,229)	(15,451)
Prepaid assets	304	(59)
Other assets	(1,636)	(621)
Payables to customers, brokers, dealers, FCMs and other regulated entities	4,915	16,452
Accrued compensation and benefits	(600)	(3,889)
Accrued expenses and other liabilities	(1,713)	(1,959)
Income tax payable	1,692	(1,120)

Cash used by operating activities	(32,232)	(21,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,040)	(1,422)

Cash used for investing activities	(1,040)	(1,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquired assets	(208)	(1,026)
Drawdown on notes payable	10,000	—
Principal payment on notes payable	—	(7,875)
Proceeds from exercise of stock options	587	830
Proceeds from employee stock purchase plan	58	97
Purchase of treasury stock	(636)	(36)
Tax benefit from employee stock option exercises	11	102
Other	(78)	—
Dividend payment	(1,776)	(1,742)

Cash provided by (used for) financing activities	7,958	(9,650)

Effect of exchange rate changes on cash and cash equivalents	556	(1,867)

DECREASE IN CASH AND CASH EQUIVALENTS	(24,758)	(34,769)
CASH AND CASH EQUIVALENTS—Beginning of period	36,820	60,221

CASH AND CASH EQUIVALENTS—End of period	$12,062	$25,452

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$25	$187

Taxes	$213	$—

Non-cash investing activities:
Purchase of fixed assets in accrued expense and other liabilities	$297	$308

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

GAIN Capital Group, LLC

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, all of which are normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the SEC for interim financial statements, and, in accordance with Securities and Exchange Commission, or SEC, rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013 (the “2012 Form 10-K”). There have been no changes in the significant accounting policies from those included in the 2012 Form 10-K. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after the elimination of inter-company transactions and balances.

In the three months ended March 31, 2012, the Company presented certain revenue related to its securities business in “Other revenue” on the Condensed Consolidated Statements of Operations and Comprehensive Income. However, due to the expansion of the Company’s institutional business in recent periods, and the addition of the exchange based business, OEC, the Company has reclassified revenue from these businesses from “Institutional trading revenue” and “Other Revenue” respectively to “Commission Revenue” in the Condensed Consolidated Statements of Operations and Comprehensive Income presented herein. The change in presentation had no effect on the total non-interest revenue or total net revenue.

Previously, the Company presented separately certain administrative expense related items. In an effort to align the presentation of expenses with competitors in the industry in order to enable easier comparisons, the Company has consolidated certain captions. The Company has presented amounts previously presented in “ Bank fees”, “Occupancy and equipment”, “Professional fees” and “Other” under the new caption of “ General and administrative”. Additionally, the Company has presented amounts previously presented in “Communications and data processing” and “Product development, software and maintenance” under the new caption “Communications and technology”. The change in presentation had no effect on the total expenses.

In connection with the preparation of the Quarterly Report on Form 10-Q for the period ending September 30, 2012, the Company determined that it was not appropriate to include amounts included on the Condensed Consolidated Balance Sheet under Cash and securities held for customers in Cash and cash equivalents – beginning of period and Cash and cash equivalents – end of period on the Condensed Consolidated Statements of Cash Flows. Instead it was determined that amounts included in Cash and cash equivalents – beginning of period and Cash and cash equivalents – end of period on the Condensed Consolidated Statements of Cash Flows should reflect only amounts included in the Condensed Consolidated Balance Sheet under Cash and cash equivalents.

The table below reflects the impact on the Condensed Consolidated Statements of Cash Flows of the changes above:

	For the Three Months Ended March 31,
	Revised 2012	As reported 2012
Changes in operating assets and liabilities:
Cash and securities held for customers	$(16,478)	$—
Cash provided by operating activities	(21,830)	(5,352)
Effect of exchange rate changes on cash and cash equivalents	(1,867)	(2,882)

INCREASE IN CASH AND CASH EQUIVALENTS	(34,769)	(19,306)

CASH AND CASH EQUIVALENTS—Beginning of period	60,221	370,668

CASH AND CASH EQUIVALENTS—End of period	$25,452	$351,362

2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. In January 2013, the FASB issued ASU 2013-01 Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update addresses implementation issues of ASU 2011-11. The adoption of ASU 2011-11 and ASU 2013-01 had no impact on the Company’s condensed consolidated financial statements.

3. ADDITIONAL FINANCIAL INFORMATION:

Fair Value Measurement

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis during the period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market accounts	$62,056	$—	$—	$62,056
Open contracts and other positions	$—	$807	$—	$807
CIBC treasury bills	$1,327	$—	$—	$1,327
Certificates of deposit	$82	$—	$—	$82
Investment in gold	$160	$—	$—	$160
Customer and broker open contracts and other positions	$—	$71,351	$—	$71,351

	Fair Value Measurements on a Recurring Basis as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market accounts	$12,064	$—	$—	$12,064
Open contracts and other positions	$810	$—	$—	$810
U.S. treasury bills	$29,998	$—	$—	$29,998
CIBC treasury bills	$1,355	$—	$—	$1,355
Certificates of deposit	$82	$—	$—	$82
Investment in gold	$168	$—	$—	$168
Customer and broker open contracts and other positions	$74,943	$—	$—	$74,943

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period. The Company has included Open contracts and other positions and Customer and broker open contracts and other positions as Level 2 as of March 31, 2013 as it represents the fair value of the derivative contracts which are indexed to securities and commodities with quoted prices in active markets.

Level 1 Financial Assets

The Company has money market accounts, certificates of deposit, U.S. treasury securities, CIBC treasury securities and an investment in gold that are Level 1 financial instruments that are recorded based upon listed or quoted market rates. The money market accounts are recorded in Cash and cash equivalents and Cash and securities held for customers, the treasury bills are recorded in Cash and cash equivalents and Short term investments, based upon their maturity, the certificates of deposit are recorded in Short term investments and the investment in gold is recorded in Receivables from banks and brokers.

Level 2 Financial Assets and Liabilities

The Company has open contracts and other positions that are Level 2 financial instruments that are recorded in Receivables from banks and brokers.

The Company has customer and broker open contracts and other positions that are Level 2 financial instruments that are recorded in Payable to customers, brokers, dealers, FCMs and other regulated entities.

These Level 2 financial instruments are based upon directly observable values for underlying instruments.

Financial Instruments Not Measured at Fair Value

The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the Condensed Consolidated Balance Sheet (amounts in thousands). The carrying values of Receivables from banks and brokers not measured at fair value approximate fair value because of the relatively short period of time between their origination and expected maturity. The carrying values of Payables to customers, brokers, dealers, FCMs, and other regulated entities includes amounts deposited by these financial institutions in order for the Company to act as clearing broker. The carrying value of Payables to customers, brokers, dealers, FCMs, and other regulated entities are based on observable market prices and approximate fair value. In April 2011, the Company acquired customer account balances and effective customer agreements from Deutsche Bank AG, relating to Deutsche Bank’s “dbFX” business, for an upfront payment and additional contractual future payments to be made to Deutsche Bank based upon volume generated from the acquired customers over a two-year period following the closing of the acquisition. In accordance with ASC 835-30, Interest, the Company is accounting for the payments due to dbFX as a note payable. As such, the total payments due to dbFX under the agreement were discounted to their present value using an imputed rate of interest.

	At March 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from banks and brokers	$123,690	$123,690	—	$123,690	—

Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	$385,685	$385,685	—	$385,685	—
Payable to dbFX	$2,202	$2,203	—	—	$2,203

	As of December 31, 2012		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from banks and brokers	$89,106	$89,106	—	$89,106	—

Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	$371,368	$371,368	—	$371,368	—
Payable to dbFX	$2,386	$2,392	—	—	$2,392

The Company’s investment in Kapitall, Inc., recorded in Other assets, is carried at cost. It is not practical to estimate fair value as Kapitall, Inc. is a privately held company and there is no available market transaction data.

Receivables from Banks and Brokers

Amounts receivable from banks and brokers consisted of the following as of (amounts in thousands):

	March 31, 2013	December 31, 2012
Required collateral	$46,654	$47,595
Cash in excess of required collateral	77,196	41,511
Open positions	807	810

	$124,657	$89,916

The Company has posted funds with banks and brokers as collateral as required by agreements for holding foreign exchange positions. In addition, the Company has deposited with such banks and brokers cash in excess of required collateral. These amounts are reflected as Receivables from banks and brokers on the Condensed Consolidated Balance Sheets.

Derivatives

The table below represents the fair values of the Company’s derivative instruments reported within Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities on the accompanying Condensed Consolidated Balance Sheet (amounts in thousands):

	March 31, 2013
	Gross amounts of assets for derivative open positions at fair value	Gross amount of liabilities for derivative open positions at fair value	Net amounts of assets/liabilities for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	76,543	10,278	66,265
CFD contracts	635	86	549
Metals contracts	6,271	927	5,344

Total	83,449	11,291	72,158

	March 31, 2013
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from bank and brokers	123,690	807	124,497

Payables to customers, brokers, dealers, FCMs and other regulated entities	528,278	71,351	456,927

The table below represents the notional values of the Company’s derivative instruments reported within Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities on the accompanying Condensed Consolidated Balance Sheet (amounts in millions):

	March 31, 2013
	Notional amounts of derivative open long positions	Notional amounts of derivative open short positions
Derivative Instruments:
Foreign currency exchange contracts	2,137	1,721
CFD contracts	16	2
Metals contracts	1	—

Total	2,154	1,723

The Company did not designate any of its derivatives as hedging instruments. Net gains (losses) with respect to derivative instruments are reflected in Trading Revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income/(loss) for the three month period ended March 31, 2013 were as follows:

Derivative Intruments:
Foreign currency exchange contracts	(5,315)
CFD contracts	468
Metals contracts	1,252

Total	(3,595)

Property and Equipment

Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	March 31, 2013	December 31, 2012
Software	$20,668	$19,757
Computer equipment	5,321	5,248
Leasehold improvements	1,849	1,863
Telephone equipment	724	725
Office equipment	1,483	1,471
Furniture and fixtures	238	241
Web site development costs	654	654

	30,937	29,959
Less: Accumulated depreciation and amortization	(20,188)	(18,936)

Property and equipment, net	$10,749	$11,023

Depreciation and amortization expense for property and equipment was $1.6 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.

Intangible Assets

The Company’s definite-lived intangible assets consisted of the following as of (amounts in thousands):

	March 31, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer list	$19,356	$(12,528)	$19,356	$(12,139)
Technology	1,560	(65)	1,560	(37)
Trademark	430	(23)	430	(14)
Non-compete agreement	1,859	(1,742)	1,859	(1,510)

	$23,205	$(14,358)	$23,205	$(13,700)

In 2003, the Company acquired the Forex.com domain name for $0.2 million, and in 2004, the foreignexchange.com domain name was purchased for $0.1 million. Based on the fact that the rights to use these domain names requires the payment of a nominal annual renewal fee, management determined that there was no legal, regulatory or technological limitation on their useful lives. Accordingly, these indefinite-lived assets are not amortized. In accordance with ASC 350-10, the Company tests intangible assets for impairment on an annual basis in the fourth quarter and on an interim basis when conditions indicate impairment may have occurred.

Amortization expense for the purchased intangibles for the three months ended March 31, 2013 and 2012 was $0.6 million and $1.9 million, respectively.

Goodwill

Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net identifiable assets of an acquired business. As of March 31, 2013 and December 31, 2012, the Company had recorded goodwill of approximately $9.0 million.

Other Assets

Other assets consisted of the following as of (amounts in thousands):

	March 31, 2013	December 31, 2012
Vendor and security deposits	$3,499	$3,647
Current tax receivable	5,549	5,548
Deferred tax assets	6,612	5,619
Investment in Kapitall, Inc.	500	500
Miscellaneous receivables	2,581	2,490

	$18,741	$17,804

4. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company have personal funds on deposit in customer accounts with the Company, which are recorded in Payables to customers, brokers, dealers, FCMs and other regulated entities on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $2.4 million at March 31, 2013 and December 31, 2012.

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

5. ACQUISITION

On June 27, 2012, Group, LLC and optionsXpress Holdings, Inc., a subsidiary of The Charles Schwab Corporation, entered into a Stock Purchase Agreement whereby the Company acquired Paragon, which owns all membership interests of OEC, an online futures broker, for a purchase price of $12.0 million. This acquisition was made as part of the Company’s plan to offer additional products to its customers and diversify its revenue. The transaction was completed on August 31, 2012. In addition to the $12.0 million paid at the closing, there was an additional payment made in the fourth quarter of 2012 of $2.7 million based on a contractual working capital adjustment.

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

$14,691

For the three months ended March 31, 2013, revenues generated by OEC were $4.8 million and expenses were $4.9 million, generating a loss before taxes of $0.1 million.

Pro Forma Information:

For the three months ended March 31, 2012, on a pro forma basis, the net revenue was $36.2 million and the net loss was $1.4 million. This pro forma operating data is presented as if the acquisition of OEC had occurred at January 1, 2012. The pro forma data may not necessarily be indicative of future results of operations or what the results of operations would have been had the Company and OEC operated as a combined entity for this period.

6. TERM LOAN AND REVOLVER

As of March 31, 2013, the Company had a $50.0 million revolving line of credit through a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank. The amount available for borrowing under the line of credit varies from time to time due to certain financial covenants that the Company is required to comply with under the terms of the line of credit. As of March 31, 2013, there was $10 million outstanding under the revolving line of credit with a further $16 million available for borrowing. Interest on amounts outstanding under the revolving line of credit is paid monthly and is based upon the prime rate of interest plus 0.5%. The revolving line of credit is secured by certain of our assets, a pledge of our membership interests in our wholly-owned subsidiary GAIN Holdings, LLC and a guarantee by GAIN Holdings, LLC.

As of December 31, 2012, there were no amounts outstanding under the revolving line of credit.

In accordance with the provisions of the loan and security agreement, the Company is required to adhere to various financial, regulatory, operational and reporting covenants. As of March 31, 2013 and during the entire term of the loan and security agreement, the Company was and has been in compliance with such covenants.

On April 24, 2013, the Company signed a definitive agreement to acquire Global Futures & Forex, LTD, a global provider of retail forex and derivatives trading with offices in London, Singapore, Tokyo, Sydney and Grand Rapids, Michigan. The transaction is expected to be completed in the third quarter of 2013. At or shortly before the closing of the acquisition, the Company intends to repay all amounts outstanding under and terminate the line of credit.

7. SHARE BASED COMPENSATION

During the three months ended March 31, 2013, 0.8 million shares of restricted stock and approximately 0.3 million options to purchase common stock, valued at $3.6 million and $0.6 million, respectively, were granted to employees and non-employee members of the Board of Directors.

The Company determines the fair value of restricted stock units and awards at the date of grant based on the value of the Company’s common stock. The Company determines the fair value of our stock option awards at the date of grant using a Black-Scholes valuation model. This model requires assumptions and judgments on the expected volatility, dividend yield, the risk-free interest rate and the expected term of the stock options. The following assumptions were used for stock options granted in the period:

For the Three Months Ended March 31, 2013
Valuation Assumptions
Risk-free rate	0.8%
Expected volatility	48.8%
Expected term (years)	4.75
Dividend yield	4.9%

8. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, vested restricted stock units which are to be delivered as soon as administratively practicable on or after December 31, 2014, unvested restricted stock units and unvested restricted stock awards. Approximately 0.6 million and 0.4 million stock options were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2013 and the three months ended March 31, 2012, respectively, as they were anti-dilutive.

The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the Three Months Ended March 31,
	2013	2012
Net income/(loss)	$4,279	$(1,247)
Adjustment(1)	(154)	—

Net income/(loss) applicable to GAIN common shareholders	$4,125	$(1,247)

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	35,052,375	34,480,705

Effect of dilutive securities:
Stock options	851,451	—
RSUs/RSAs	1,427,766	—

Diluted weighted average common shares outstanding	37,331,592	34,480,705

Earnings per common share
Basic	$0.12	$(0.04)

Diluted	$0.11	$(0.04)

(1)	During the period an adjustment to retained earnings was made, reflecting the amounts deemed uncollectible on previously issued Preferred Stock, which was converted to common stock immediately prior to the IPO.

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

Litigation

On February 16, 2012, the Company received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with the Company and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on the Company, the claimants requested, and the Company agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. The Company submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012 the Company received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders date March 14, 2013. The Company subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. A hearing on the Company’s application has been scheduled for September 2013. The Company can provide no assurances that this matter will be successfully resolved. This matter is currently pending. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.

Through the Company’s acquisition of OEC, the Company became the subject of a patent infringement lawsuit originally filed against OEC on February 9, 2010 in the U.S. District Court for the Northern District of Illinois by Trading Technologies International, Inc. seeking injunctive relief and unspecified damages. As reflected in a Second Amended Complaint filed on June 15, 2011, plaintiff alleges infringement of 12 patents relating to real-time display of price quotes and market depth on OEC’s electronic trading interfaces. The case was consolidated with 11 related cases in February 2011, and the parties have exchanged infringement, non-infringement and invalidity contentions for several of the disputed patents. In June 2011 the court stayed discovery to allow summary judgment briefing on the ramifications of a recent Federal Circuit decision. On February 9, 2012, the court issued an order, which granted OEC’s motions for summary judgment, resulting in a substantial narrowing of the scope of plaintiff’s claims. Plaintiff filed a motion for reconsideration of that ruling on March 8, 2012. Plaintiff also filed a motion for certification of judgment for interlocutory appeal. The court denied plaintiff’s motion for reconsideration but granted plaintiff’s motion for certification of judgments of patent invalidity with respect to four of the asserted patents. Since that ruling, the court has continued its stay of discovery. Oral argument on plaintiffs’ appeal was held on May 8, 2013 before the U.S. Court of Appeals for the Federal Circuit and a decision is expected within the next six months. Plaintiff’s complaint does not specify the amount of damages sought. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.

10. INCOME TAXES

The Company’s provision for income taxes was approximately $0.9 million for the three months ended March 31, 2013. The Company’s benefit for income taxes was $0.6 million for the three months ended March 31, 2012. These amounts reflect effective tax rates of 16.9% and 32.9% for the three months ended March 31, 2013 and 2012, respectively. The Company’s effective tax rate of 16.9% for the three months ended March 31, 2013 reflects the Company’s estimate of the annual effective tax rate, adjusted for certain discrete items.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Condensed Consolidated Balance Sheet.

11. REGULATORY REQUIREMENTS

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of March 31, 2013 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$25.1	$35.2	$10.1	140%
GAIN Capital Securities, Inc.	$0.1	$0.3	$0.2	604%
GAIN Capital-Forex.com U.K., Ltd.	$18.7	$35.6	$16.9	191%
Forex.com Japan Co., Ltd.	$2.7	$8.3	$5.6	305%
GAIN Capital Forex.com Australia, Pty. Ltd.	$0.5	$2.6	$2.1	559%
GAIN Capital-Forex.com Hong Kong, Ltd.	$1.9	$3.7	$1.8	192%
GAIN Global Markets, Inc.	$0.1	$0.4	$0.3	354%
GAIN Capital-Forex.com Canada Ltd.	$0.2	$1.8	$1.6	738%

Total	$49.3	$87.9	$38.6	178%

Regulatory requirements have remained substantially the same as those disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2013 with the exception of the requirements of GAIN Capital Forex.com Australia, Pty. Ltd. (“GCAU”). GCAU holds an Australian Financial Services License issued by the Australian Securities & Investments Commission (“ASIC”). As of January 31, 2013, the ASIC implemented changes to the Regulatory Guide 166. As a result of these changes, GCAU is required to maintain a minimum capital requirement of $0.5 million (0.5 million AUD) or 5% of the average revenue. This change did not have a material impact on the Company or GCAU.

12. SEGMENT INFORMATION

ASC 280, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. Reportable segments are defined as an operating segment that either (a) exceeds 10% of revenue, or (b) reported profit or loss in absolute amount exceeds 10% of profit of all operating segments that did not report a loss or (c) exceeds 10% of the combined assets of all operating segments. The Company’s operations relate to global trading services and solutions. Based on the Company’s management strategies, and common production, marketing, development and client coverage teams, the Company has concluded that it operates in a single operating segment.

For the three months ended March 31, 2013 and the three months ended March 31, 2012, no single customer accounted for more than 10% of the Company’s trading revenue. The Company has an approved methodology to allocate revenue to geographic regions for income tax purposes, however since the Company selectively hedges customer trades on an aggregate basis and does not have a method to systematically attribute trading volume from a geographic region to associated trading revenue from a particular geographic region, the Company does not allocate revenue by geographic regions for segment reporting.

13. SUBSEQUENT EVENTS

On April 24, 2013, the Company signed a definitive agreement to acquire Global Futures & Forex, LTD, a global provider of retail forex and derivatives trading with offices in London, Singapore, Tokyo, Sydney and Grand Rapids, Michigan. The transaction is expected to be completed by the third quarter of 2013.

In May 2013, the Company announced the payment of a $0.05 dividend per share of Common Stock payable on June 21, 2013 to stockholders of record on June 12, 2013.

******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

In this Quarterly Report on Form 10-Q, the words “GAIN”, the “Company”, “our”, “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. Our fiscal quarter ended on March 31, 2013.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that we “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the section entitled “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and discussed elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described therein and herein are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair the business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

OVERVIEW

We are a global provider of trading services and solutions, specializing in global over-the-counter, or OTC, markets, including foreign exchange, or forex, and precious metals, “contracts-for-difference”, or CFDs, which are investment products with returns linked to the performance of an underlying commodity, index or security, and exchange-traded products, including futures and options on futures. We have customers in more than 140 countries worldwide and conduct business from our offices in New York, New York; Bedminster, New Jersey; Powell, Ohio; Cleveland, Ohio; London, England; Tokyo, Japan; Sydney, Australia; Beijing, China; Hong Kong and Singapore.

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

Market Overview

Overall market conditions improved in the three months ended March 31, 2013, due in part to higher levels of volatility as compared to the multi-year lows experienced in 2012. While volatility levels in the quarter were still well below 2008-2011 averages, we saw increased engagement from clients in the quarter, resulting in higher trading volumes.

GFT Transaction

On April 24, 2013, we entered into a Stock Purchase Agreement with Gary L. Tilkin and Global Futures & Forex, Ltd., or GFT, pursuant to which we have agreed to purchase all of the issued and outstanding shares of common stock of GFT from Mr. Tilkin. The shares will be sold for an aggregate purchase price consisting of (i) $40,000,000 in cash to be paid upon the closing of the transaction, (ii) 4,944,165 shares of our common stock and (iii) a term loan from Mr. Tilkin to the Company in an amount equal to approximately $40,000,000. The purchase price is subject to an upwards or downwards adjustment based on GFT’s working capital, cash and transaction expenses on the date the transaction closes. We intend to fund the cash portion of the purchase price through the use of cash on hand, including cash currently held by certain of our foreign operating subsidiaries. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to be completed in the third quarter of 2013.

On April 24, 2013, we entered into a Stockholders’ Agreement with Mr. Tilkin, pursuant to which we agreed to appoint Mr. Tilkin to the Company’s Board of Directors effective upon the closing of the GFT transaction. Mr. Tilkin will be entitled to remain a director, subject to certain conditions, until (i) he owns less than 20% of the total amount of common stock issued to him in connection with the GFT transaction and (ii) the outstanding principal amount of the term loan described below is less than 20% of the principal amount of such loan as of the date the GFT transaction closes. The foregoing descriptions of the Stock Purchase Agreement and Stockholders’ Agreement do not purport to be complete, and are qualified in their entirety by reference to the full text of those agreements, which are filed with this Quarterly Report on Form 10-Q. The representations, warranties and covenants contained in the Stock Purchase Agreement and Stockholders’ Agreement have been made solely for purposes of those agreements and as of specific dates and are not intended as statements of fact to be relied upon by any party other than the parties to those agreements.

On the closing date, we will enter into a Loan and Security Agreement with Mr. Tilkin, pursuant to which Mr. Tilkin will be deemed to have made the term loan to us on the closing date. The term loan will mature five years from the closing date and will bear interest at a rate of 8.0% per annum, payable quarterly. We will also make quarterly payments of principal in an amount of $1,500,000 per quarter, plus additional payments of principal based on (i) certain EBITDA thresholds, (ii) excess capital due to the elimination of regulatory requirements and (iii) net cash proceeds in connection with liquidity events, subject to de minimis thresholds and certain reinvestment rights. The Loan and Security Agreement will require us to comply with a minimum debt service coverage ratio and a maximum total funded debt ratio, along with other customary negative covenants. Our obligations under the Loan and Security Agreement will be secured by substantially all of the Company’s assets, including the Company’s ownership interests in Gain Holdings, LLC, but excluding any intellectual property.

Following the closing of the acquisition and our payment of the cash portion of the purchase price, the amount of our cash on hand, both in the United States and abroad, will be reduced from historical levels. As of March 31, 2013, we had net operating cash of $138.2 million, which we use principally to fund our regulatory capital requirements, make deposits with our wholesale forex trading partners in order to conduct our trading activities, fund merger and acquisition activity and for other general corporate purposes. If the GFT transaction had closed on that date, approximately $50.0 million of such cash would have been used to fund the cash portion of the purchase price and to repay the amounts outstanding under our revolving credit facility. In addition, a portion of the cash generated by our operations going forward must be used to make payments of principal and interest on the term loan from Mr. Tilkin, such that our ability to fund capital expenditures, acquisitions and other working capital needs of our business in the future may be adversely affected. Moreover, the Loan and Security Agreement limits our ability to incur additional indebtedness, other than principally subordinated debt and a limited amount of unsecured debt, without Mr. Tilkin’s prior written consent, which may further adversely affect our ability to fund capital expenditures, acquisitions and other working capital needs of our business. In connection with the closing of the acquisition, we will acquire approximately $80.0 million in cash held by GFT, a substantial portion of which is required to satisfy applicable regulatory capital and/or collateral requirements. We intend to combine the operations of certain of our regulated operating subsidiaries with those acquired from GFT, and believe that we will be able to reduce the amount of GFT’s cash that is currently held to satisfy its applicable regulatory requirements.

Key Income Statement Line Items and Key Operating Metrics

The following table sets forth key financial metrics for our business for the periods indicated:

	Key Financial Metrics (in thousands) For the three months ended March 31,
	2013	2012
Net Revenue	$49,765	$33,246
Net income/(loss)	$4,279	$(1,247)

Revenue

We generate revenue from trading revenue, commission revenue, other revenue and interest income.

Trading Revenue

Trading revenue is our largest source of revenue and is generated in our retail business. Trading revenue represented 71.0% of our total net revenue for the three months ended March 31, 2013, and 88.5% of our total net revenue for the three months ended March 31, 2012.

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

For the three months ended March 31, 2013, approximately 98.0% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our wholesale forex trading partners, and the remaining 2.0% of our average daily retail trading volume consisted of our net exposure, compared to average daily retail trading volume hedged of 95.6% the three months ended March 31, 2012.

We manage our net exposure by applying position and exposure limits established under our risk-management policies and by continuous, active monitoring by our traders. Based on our risk management policies and procedures, over time a portion of our net exposure may be hedged with our wholesale forex trading partners. Although we do not actively initiate proprietary directional market positions in anticipation of future movements in the relative prices of the products we offer, through our net exposure we are likely to have open positions in various currencies at any given time. In the event of unfavorable market movements, we may experience a loss on such positions.

Commission Revenue

Commission revenue is comprised of revenue from our GTX institutional business, revenue from our futures business, OEC, and revenue from GAIN Securities, our securities business.

GTX, OEC, and GAIN Securities generate revenue by earning a commission on each transaction, which is recorded under commission revenue. We act as an agent for the trades executed on the GTX platform and, therefore, do not assume any market or credit risk. Commission revenue received through GTX, OEC and GAIN Securities generally generates a lower profit margin compared to what we have historically experienced in our retail forex trading business.

Other Revenue

Other revenue is comprised of account management, transaction and performance fees related to customers who have assigned trading authority to our subsidiary Gain Capital Asset Management, or GCAM, inactivity and training fees charged to customer accounts, foreign currency transaction gains and losses and other miscellaneous items from each of our businesses.

For the three months ended March 31, 2013, other revenue was $3.6 million, compared to approximately $0.1 million for the three months ended March 31, 2012.

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

Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term U.S. government securities or treasury bills. Such deposits and investments earned interest at an average effective rate of approximately 0.1% for the three months ended March 31, 2013 and 2012. Interest paid to customers varies among customer accounts primarily due to the net value of a customer account. From time to time, we also make available interest promotions pursuant to which we may pay certain customers higher levels of interest than that which is paid to other customers. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was less than $0.1 million for the three months ended March 31, 2013, compared to net interest expense of $0.1 million for the three months ended March 31, 2012.

Expenses

Our expenses are primarily comprised of employee compensation and benefits, selling and marketing, trading expenses and commissions, general and administrative, depreciation and amortization, purchased intangible amortization and communications and technology.

Employee Compensation and Benefits

Employee compensation and benefits includes salaries, bonuses, stock-based compensation, contributions to benefit programs and other related employee costs.

Selling and Marketing

Our marketing strategy employs a combination of direct marketing and focused branding programs, with the primary goal of raising awareness and attracting clients to our retail OTC business, FOREX.com. For the three months ended March 31, 2013, selling and marketing expense was $5.4 million, compared to $7.1 million for the three months ended March 31, 2012. The decrease in sales and marketing expenses was partly due to a decline in TV advertising costs, as well as due to the continued optimization of our direct marketing efforts, and realignment of marketing expenses to regions which have lower customer acquisition costs.

Trading Expense and Commissions

Trading expense and commissions consists of compensation paid to our white label partners and introducing brokers in connection with our retail foreign exchange and futures businesses, as well as fees paid to prime brokers in connection with our institutional GTX business. We generally provide white label partners with the platform, systems and back-office services necessary for them to offer forex trading services to their customers. Introducing brokers identify and direct potential trading customers to us. White label partners and introducing brokers generally handle marketing and the other expenses associated with attracting customers. Accordingly, we do not incur any incremental sales and marketing expense in connection with trading revenue generated by customers provided through our white label partners and introducing brokers. We do, however, pay a portion of this trading revenue to our white label partners and introducing broker partners and record this payment under trading expense and commissions. This expense is largely variable and changes principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the lower revenue generated from their customers. This situation occurred in 2011, in particular in the fourth quarter of the year, which resulted in an increase in trading expense despite a decrease in trading revenue generated by our white label and introducing broker clients. Our indirect business accounted for 34.8% and 37.8% of retail trading volume in the three months ended March 31, 2013 and 2012, respectively.

General and Administrative

General and administrative expenses consist of bank fees, professional fees, occupancy and equipment and other miscellaneous expenses.

Depreciation and Amortization

Depreciation and amortization consists of the recognition of expense for physical assets and software purchased for use over several years and of the amortization of internally developed software.

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

Operating Metrics

The following table sets forth key operating metrics for our business for the periods indicated:

	Key Operating Metrics For the Three Months Ended March 31,
	2013	2012
Retail
Funded Accounts	100,020	73,844
Active OTC Accounts	62,606	62,723
Futures DARTs	13,238	—

OTC Trading Volume (billions)	$433.9	$385.1
Average Daily Volume (billions)	$6.8	$5.9
Client Assets (millions)	$456.9	$325.9

Institutional Trading Volume (billions)	$887.8	$468.0
Average Daily Volume (billions)	$13.9	$7.2

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

Futures DART’s, or Daily Average Revenue Trades

DARTs represents the number of futures or options on futures trades in a given period over the number of trading days in the period.

OTC Trading Volume

OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our retail customers. Approximately 40.0% of our customer trading volume for the three months ended March 31, 2013 was generated by our retail businesses, compared to 64.8% for the three months ended March 31, 2012.

Average Daily Volume

Average daily volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our customers in a given period over the number of trading days in the period.

Client Assets

Client assets represent amounts due to clients, including customer deposits and unrealized gains or losses arising from open positions.

Institutional Trading Volume

Trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our institutional customers. Approximately 60.0% and 35.2% of our customer trading volume for the three months ended March 31, 2013 and 2012, respectively, was generated by our institutional trading business.

RESULTS OF OPERATIONS

Revenue

	Three Months Ended March 31,
	(amounts in thousands)
	2013	2012
REVENUE:
Trading revenue	$35,313	$29,434
Commission revenue	10,833	3,805
Other revenue	3,608	70

Total non-interest revenue	49,754	33,309
Interest revenue	118	88
Interest expense	(107)	(151)

Total net interest revenue / (expense)	11	(63)

Net revenue	$49,765	$33,246

Our total net revenue increased $16.5 million, or 49.7%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Trading revenue increased $5.9 million, or 20.0%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Trading volumes increased for the three months ended March 31, 2013 compared to the same period in 2012, as a result of improvements in overall market conditions, particularly levels of volatility that were higher than the multi-year lows experienced during the year ended December 31, 2012, although still well below 2008-2011 averages.

Our commission revenue increased $7.0 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, including an increase of $4.7 million from our futures business, which we acquired in August 2012 and the results of which are not included in our March 31, 2012 result of operations, and $2.3 million from our institutional business.

Our other revenue increased $3.5 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to an increase in foreign exchange income.

Expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2013	2012
Total expenses	$44,625	$35,105

As a percentage of net revenue	89.7%	105.6%

Our total expenses increased $9.5 million, or 27.1%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The increase was primarily due to an increase of $7.0 million in trading expenses and commissions, an increase of $3.0 million in employee compensation and benefits and an increase of $1.4 million in general and administrative expenses, which were offset by a $1.7 million decrease in selling and marketing expenses and a $1.3 million decrease in purchased intangible asset amortization.

The changes in key expense items are described further below.

Trading Expense and Commissions

	Three Months Ended March 31,
	(amounts in thousands)
	2013	2012
Trading expenses and commissions	$15,726	$8,733

As a percentage of net revenue	31.6%	26.3%

Trading expenses and commissions increased $7.0 million, or 80.1%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to the increase in volumes in our retail trading business and institutional trading business, as well as the acquisition of OEC in August 2012. This expense is largely variable and is directly associated with the levels of customer trading volume directed to us from our white label partners and introducing brokers.

Employee Compensation and Benefits

	Three Months Ended March 31,
	(amounts in thousands)
	2013	2012
Employee compensation and benefits	$13,278	$10,313

As a percentage of net revenue	26.7%	31.0%

Employee compensation and benefits expenses increased $3.0 million, or 28.8%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The increase was due to the hiring of members of senior management, additional institutional sales employees and employees related to the acquisition of OEC in August 2012.

General and Administrative

	Three Months Ended March 31,
	(amounts in thousands)
	2013	2012
General and administrative	$5,510	$4,105

As a percentage of net revenue	11.1%	12.3%

General and administrative expenses increased $1.4 million, or 34.2%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. This increase was primarily due to an increase of $0.5 million in various miscellaneous expenses and a $0.3 million increase in bank fees.

Selling and Marketing Expense

	Three Months Ended March 31,
	(amounts in thousands)
	2013	2012
Selling and marketing	$5,440	$7,127

As a percentage of net revenue	10.9%	21.4%

Selling and marketing expenses for the three months ended March 31, 2013 decreased $1.7 million, or 23.7%, compared to the three months ended March 31, 2012. The decrease in sales and marketing expenses was partly due to a decline in TV advertising costs, as well as due to the continued optimization of our direct marketing efforts and the realignment of marketing expenses to regions which have lower customer acquisition costs.

Purchased Intangible Amortization

	Three Months Ended March 31,
	(amounts in thousands)
	2013	2012
Purchase intangible amortization	$636	$1,932

As a percentage of net revenue	1.3%	5.8%

Purchased intangible amortization decreased $1.3 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The decrease was due to the purchased intangible assets acquired from Capital Market Services, LLC in October 2010 becoming fully amortized during the second quarter of 2012, partially offset by additional amortization related to the acquisition of OEC.

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations, the issuance of preferred stock and access to secured lines of credit. We plan to finance our future operating liquidity and regulatory capital needs from our operations. We may also issue equity or debt securities or enter into additional secured lines of credit from time to time. We expect that our capital expenditures for the next twelve months will be consistent with our historical annual spend.

We primarily hold and invest our cash at various financial institutions in various investments, including cash held at banks, deposits at our wholesale forex trading partners and money market funds, which invest in short-term U.S. government securities. In general, we believe all of our investments and deposits are of high credit quality and we have adequate liquidity to conduct our businesses.

As a holding company, nearly all of our funds from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. The following table shows the amount of cash held by the subsidiaries and the level of undistributed earnings (amounts in thousands) at March 31, 2013:

Entity Name	Cash	Undistributed Earnings
GAIN Capital-Forex.com U.K., Ltd.	$166,783	$35,500
Forex.com Japan Co., Ltd.	$65,370	$—
GAIN Capital Forex.com Australia, Pty. Ltd.	$11,902	$—
GAIN Capital-Forex.com Hong Kong, Ltd.	$3,857	$—
GAIN Global Markets, Inc.	$86	$—
GAIN Capital-Forex.com Canada Ltd.	$2,697	$—
GAIN Capital-Forex.com Singapore Ltd.	$378	$—
GAIN GTX Singapore Pte. Ltd.	$363	$27
Island Traders (Cayman) Limited	$10	$—

At March 31, 2013, as reflected in the table above, we had approximately $35.5 million of undistributed earnings of our foreign subsidiaries indefinitely invested outside the United States. All or a substantial portion of these earnings are expected to be used to fund the cash portion of the purchase price for our acquisition of GFT, with any remaining amounts expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. No provision has been made for foreign taxes associated with these earnings, as any amounts not retained by our foreign subsidiaries will be used to fund the GFT acquisition in a manner that we believe will not result in income tax liability. If these earnings had been repatriated into the United States as of March 31, 2013, in the form of dividends or otherwise, the Company would have been subject to additional income taxes of approximately $4.3 million.

Some of our operating subsidiaries are subject to requirements of various regulatory bodies, including the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”) in the United States, the Financial Conduct Authority in the United Kingdom, the Japan Ministry of Economy, Trade and Industry, the Financial Services Agency and the Japan Ministry of Agriculture, Forestry and Fisheries in Japan, or the Securities and Futures Commission in Hong Kong, the Australian Securities and Investments Commission in Australia (“ASIC”), and the Cayman Islands Monetary Authority in the Cayman Islands, relating to liquidity and capital standards, which limit funds available for the payment of dividends to GAIN Capital Holdings, Inc. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them.

Regulatory requirements have remained substantially the same as those disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2013 with the exception of the requirements of GAIN Capital Forex.com Australia, Pty. Ltd. (“GCAU”). GCAU holds an Australian Financial Services License issued by the ASIC. As of January 31, 2013, the ASIC implemented changes to the Regulatory Guide 166. As a result of these changes, GCAU is required to maintain a minimum capital requirement of $0.5 million (0.5 million AUD) or 5% of the average revenue. This change did not have a material impact on us.

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of March 31, 2013 and the actual amounts of capital that were maintained on that date (amounts in millions):

	Minimum Regulatory	Capital Levels	Excess Net
Entity Name	Capital Requirements	Maintained	Capital
GAIN Capital Group, LLC	$25.1	$35.2	$10.1
GAIN Capital Securities, Inc.	$0.1	$0.3	$0.2
GAIN Capital-Forex.com U.K., Ltd.	$18.7	$35.6	$16.9
Forex.com Japan Co., Ltd.	$2.7	$8.3	$5.6
GAIN Capital Forex.com Australia, Pty. Ltd.	$0.5	$2.6	$2.1
GAIN Capital-Forex.com Hong Kong, Ltd.	$1.9	$3.7	$1.8
GAIN Global Markets, Inc.	$0.1	$0.4	$0.3
GAIN Capital—Forex.com Canada Ltd.	$0.2	$1.8	$1.6

Total	$49.3	$87.9	$38.6

Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC, is subject to the CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these rules, GAIN Capital Group, LLC is required to maintain adjusted net capital of $20.0 million plus 5.0% of the total payables to customers over $10.0 million, as these terms are defined under applicable rules. Net capital represents our current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets consist primarily of cash and cash equivalents reported on our balance sheet as cash, receivables from brokers and trading securities, which primarily consist of short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of March 31, 2013, GAIN Capital Group, LLC had net capital of approximately $53.7 million, adjusted net capital of $35.2 million and net capital requirements of $25.1 million. As of March 31, 2013, the excess net capital of GAIN Capital Group, LLC was $10.1 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements.

In addition to our regulatory requirements, we are required to maintain cash on deposit with our wholesale forex trading partners in order to conduct our trading activities. As of March 31, 2013, we posted $124.7 million in cash with wholesale forex trading partners, of which $46.7 million was required as collateral pursuant to our agreements for holding foreign exchange positions with such institutions, and the remaining $78.0 million represented available cash in excess of required collateral. As of March 31, 2013, total client assets were $456.9 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from our clients’ open positions.

The table set forth below provides information regarding our total available liquidity as of March 31, 2013 and as of December 31, 2012. We use this non-GAAP measure to evaluate our business operations and our ability to continue to grow through acquisitions (amounts in millions):

	As of March 31, 2013	As of December 31, 2012
Cash & cash equivalents	$12.1	$36.8
Cash & securities held for customers	456.9	446.3
Short term investments(1)	1.4	1.4
Receivable from banks & brokers(2)	124.7	89.9

Total operating cash	595.1	574.4
Less: Cash & securities held for customers	(456.9)	(446.3)

Net operating cash	138.2	128.1
Less: Minimum regulatory capital requirements	(49.3)	(45.6)
Note payable	(10.0)	—

Free cash available(3)	78.9	82.5
Add: Available credit facility	26.0	17.0

Available Liquidity	$104.9	$99.5

(1)	Reflects cash that would be received upon the liquidation of short term investments. We estimate that all short term investments as of the date indicated could be liquidated within one to two business days.
(2)	Reflects cash that would be received from brokers following the close-out of all open positions. We estimate that liquidation of all open positions as of the date indicated could be completed within one to two business days.
(3)	Excludes current liabilities of $19.9 million.

Credit Facility

We have a $50.0 million revolving line of credit through a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank. The amount available varies from time to time due to the terms of the financial covenants contained in the credit facility agreement. As of March 31, 2013, $10.0 million was outstanding under the revolving line of credit, with a further $16.0 million available for drawdown.

On April 24, 2013, we signed a definitive agreement to acquire Global Futures & Forex, LTD, a global provider of retail forex and derivatives trading with offices in London, Singapore, Tokyo, Sydney and Grand Rapids, Michigan. The transaction is expected to be completed in the third quarter of 2013. At or shortly before the closing of the acquisition, we intend to repay all amounts outstanding under and terminate the line of credit.

Cash Flow

The following table sets forth a summary of our cash flow for the three months ended March 31, 2013 and the three months ended March 31, 2012 (amounts in thousands):

	For the Three Months Ended March 31,
	2013	2012
Cash used by operating activities	$(32,232)	$(21,830)
Cash used for investing activities	(1,040)	(1,422)
Cash provided by/(used) for financing activities	7,957	(9,650)
Effect of exchange rate changes on cash and cash equivalents	557	(1,867)

Net decrease in cash and cash equivalents	$(24,758)	$(34,769)

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

Cash used by operating activities was $32.2 million for the three months ended March 31, 2013, compared to $21.8 million for the three months ended March 31, 2012. The primary reason for the increase in cash used by operating activities was an increase in receivables from bank and brokers of $18.8 million.

Cash used for investing activities was $1.0 million for the three months ended March 31, 2013, compared to $1.4 million for the three months ended March 31, 2012.

Cash provided by financing activities was $8.0 million for the three months ended March 31, 2013, compared to cash used by financing activities of $9.7 million for the three months ended March 31, 2012. The increase in cash provided by financing activities of $17.7 million was primarily due to a $10.0 million drawdown on the notes payable in the three months ended March 31, 2013, together with a $7.9 million repayment of notes payable in the three months ended March 31, 2012.

Capital Expenditures

Capital expenditures were $1.0 million for the three months ended March 31, 2013, compared to $1.4 million for the three months ended March 31, 2012. Capital expenditures for both periods primarily related to the development of our trading platforms and websites.

Contractual Obligations

For the three months ended March 31, 2013, there were no significant changes to our vendor obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. The following table sets forth our contractual obligations for operating leases as of March 31, 2013 (amounts in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$17,900	$2,331	$3,513	$2,877	$9,179

Total	$17,900	$2,331	$3,513	$2,877	$9,179

Off-Balance-Sheet Arrangements

At March 31, 2013 and December 31, 2012, we did not have any off-balance-sheet arrangements.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur periodically could materially impact the financial statements. While our significant accounting policies are described in more detail in the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, we believe the following accounting policies to be critical to the estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements.

Revenue Recognition

Foreign exchange contracts generally involve the exchange of two currencies at market rates on a specified date; these contracts usually require the exchange of currencies to occur within two business days of the contract date. Customer transactions and related revenue and expenses are recorded on a trade-date basis. Gains or losses are realized when customer transactions are liquidated. Unrealized gains or losses on cash positions revalued at prevailing foreign currency exchange rates (the difference between contract price and market price) at the date of the balance sheet are included in Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities on the Condensed Consolidated Balance Sheet. Changes in net unrealized gains or losses are recorded in Trading revenue on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Allowance for Doubtful Accounts

We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against Other assets on our Condensed Consolidated Balance Sheet, totaled approximately $0.2 million at March 31, 2013 and $0.1 million at December 31, 2012, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management may also change, which could affect the level of our future provision for doubtful accounts.

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

Goodwill and Intangible Assets

ASC 350-30, General Intangibles, requires a purchased intangible asset other than goodwill to be amortized over its useful life unless the useful life is determined to be indefinite. If the asset is determined to have a finite life in the future, we will amortize the carrying value over the remaining useful life at that time. In accordance with ASC 350-30, our URLs (foreignexchange.com and forex.com) are indefinite life intangible assets and are, therefore, not amortized. We compare the recorded value of the indefinite life intangible assets and goodwill to their fair value on an annual basis and whenever circumstances arise that indicate that impairment may have occurred.

Treasury Shares

In accordance with ASC 505-30, Equity – Treasury Stock, we treat the cost of shares purchased as a deduction from shareholders’ equity and as a reduction of the total shares outstanding when calculating adjusted earnings per share.

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

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements. Our net interest expense is directly affected by the spread between the short-term interest rates we pay our customers on their balances and the short-term interest rates we earn from re-investing their cash. These spreads can widen or narrow when interest rates change. In addition, a portion of our interest income relates to customer balances on which we do not pay interest and, therefore, is directly affected by the absolute level of short-term interest rates. As a result, a portion of our interest income will decline if interest rates fall, regardless of the interest rate spreads that affect the remaining portion of our interest income. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and customer cash held is held in cash and cash equivalents including cash at banks, deposits at wholesale forex trading partners and in money market funds, which invest in short-term U.S. government securities. The interest rates earned on these deposits and investments affects our interest revenue. In addition, the interest we pay on our notes payable is based on the prime rate plus interest of 0.5%. We estimate that as of March 31, 2013, a 100 basis point increase in short-term interest rates would result in approximately $5.8 million more in annual pretax income.

Foreign Currency Exposures

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our assets denominated in foreign currencies as well as our earnings due to the translation of the balance sheets and income statements of our foreign subsidiaries from local currencies to United States dollars. We currently have limited exposure to currency risk. For the three months ended March 31, 2013, 81.0% of our assets, 78.1% of our liabilities, 72.5% of our revenue and 81.4% of our expenses were denominated in U.S. dollars. We currently do not take proprietary directional positions to mitigate our exposure to changes in foreign currency exchange rates.

Credit Risk

Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. As a result, we require that each trade must be collateralized in accordance with our margin policies described below. Each customer is required to have minimum funds in their account for opening positions, which we refer to as the initial margin, and for maintaining positions, which we refer to as maintenance margin, depending on the currency pair being traded. Margin requirements are expressed as a percentage of the customer’s total position in that currency, and the customer’s total margin requirement is based on the aggregate margin requirement across all of the positions that a customer holds at any one moment in time. Each net position in a particular currency pair is margined separately. Accordingly, we do not net across different currency pairs, thereby following a fairly conservative margin policy. Our systems automatically monitor each customer’s margin requirements in real time, and we confirm that each of our customers has sufficient cash collateral in his or her account before we execute their trades. If at any point in time a customer has “negative equity” because his or her trading position does not comply with the applicable margin requirement, the position may be automatically liquidated, in part or in full, in accordance with our margin policies and procedures. This policy protects both us and the customer. The incidence of negative equity in customer accounts has been immaterial to our operations in the three months ended March 31, 2013 and March 31, 2012, which we believe was attributable to our real-time margining and liquidation policies and procedures. Our margin and liquidation policies are set forth in our customer agreements.

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

Market Risk

We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not take proprietary directional market positions and, therefore, do not initiate market positions for our own account in anticipation of future movements in the relative prices of the products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of March 31, 2013, we maintained capital levels of $87.9 million, which represented approximately 1.75 times the capital we were required to hold.

Cash Liquidity Risk

In normal conditions, our market making business of providing online forex trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currency pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with nine financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of the available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customer’s funds. Collateral on deposit ranged from $123.3 million to $129.5 million in the aggregate for the three months ended March 31, 2013.

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

Operational Risk

Our operations are subject to a variety of risks including those resulting from technological interruptions, failures or capacity constraints in addition to risks involving human error or misconduct. Regarding technological risks, we are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations. We have established a program to monitor our computer systems, platforms and related technologies and to promptly address issues that arise. We have also established disaster recovery facilities in strategic locations to ensure that we can continue to operate with limited interruptions in the event that our primary systems are damaged. As with our technological systems, we have established policies and procedures designed to monitor and prevent both human error, such as clerical mistakes and incorrectly placed trades, as well as human misconduct, such as unauthorized trading, fraud, and negligence. In addition, we seek to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies.

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

Management of the Company, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For the three months ended March 31, 2013, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2012, filed on March 18, 2013. The following supplements and amends those discussions.

As previously disclosed, on February 16, 2012, we received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with us and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on us, the claimants requested, and we agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. We submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012, we received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders date March 14, 2013. We subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. A hearing on the Company’s application has been scheduled for September 2013. We can provide no assurances that this matter will be successfully resolved. This matter is currently pending. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.

As previously disclosed, through our acquisition of OEC, we became the subject of a patent infringement lawsuit originally filed against OEC on February 9, 2010 in the U.S. District Court for the Northern District of Illinois by Trading Technologies International, Inc. seeking injunctive relief and unspecified damages. As reflected in a Second Amended Complaint filed on June 15, 2011, plaintiff alleges infringement of 12 patents relating to real-time display of price quotes and market depth on OEC’s electronic trading interfaces. The case was consolidated with 11 related cases in February 2011, and the parties have exchanged infringement, non-infringement and invalidity contentions for several of the disputed patents. In June 2011 the court stayed discovery to allow summary judgment briefing on the ramifications of a recent Federal Circuit decision. On February 9, 2012, the court issued an order, which granted OEC’s motions for summary judgment, resulting in a substantial narrowing of the scope of plaintiff’s claims. Plaintiff filed a motion for reconsideration of that ruling on March 8, 2012. Plaintiff also filed a motion for certification of judgment for interlocutory appeal. The court denied plaintiff’s motion for reconsideration but granted plaintiff’s motion for certification of judgments of patent invalidity with respect to four of the asserted patents. Since that ruling, the court has continued its stay of discovery. Oral argument on plaintiffs’ appeal is currently scheduled for May 8, 2013 before the U.S. Court of Appeals for the Federal Circuit and a decision is expected within the next six months. Plaintiff’s complaint does not specify the amount of damages sought. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 describes the various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” Other than the risk discussed below, there have been no material changes from the risk factors disclosed in that section of our Annual Report on Form 10-K, which is incorporated herein by reference.

Our pending acquisition of Global Futures & Forex, Ltd. exposes us to certain risks.

Our proposed acquisition of Global Futures & Forex, Ltd. (“GFT”) is significant, and we may not be able to successfully integrate and combine the operations, personnel and technology of GFT with our operations. Because of the technical complexity of integrating GFT’s trading platforms with ours, if integration is not managed successfully by our management, we may experience interruptions in our business activities, a deterioration in our employee and customer relationships, a failure to achieve expected operating synergies and increased costs of integration, all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, in connection with the acquisition, we will enter into a Loan and Security Agreement with Gary L. Tilkin on the closing date pursuant to which we will receive a term loan from Mr. Tilkin. The terms of the agreement limit our ability to incur additional indebtedness without Mr. Tilkin’s prior written consent, which may have an adverse effect on our ability to fund capital expenditures and other working capital needs of our business, including those that may be necessary to successfully integrate GFT with our operations. If this limitation on our access to credit prevents us from obtaining sufficient funds necessary to operate our business or to properly and efficiently integrate GFT’s trading platforms with ours, our business, financial condition and results of operations may be materially adversely affected.

We also cannot be sure that we will complete the announced acquisition of GFT. Completion of the acquisition is subject to regulatory approvals, over which we have limited or no control, and other closing conditions. We can provide no assurance that such approvals and conditions will be obtained or satisfied.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

None.

(b) Purchase of Equity Securities by the Issuer

The following table presents information regarding our purchases of our common stock in the first quarter of 2013:

Period(1)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
January 1, 2013—January 31, 2013	75,000	$4.20	75,000	$1,404,436
February 1, 2013—February 28, 2013	12,706	$4.24	12,706	$1,350,443
March 1, 2013—March 31, 2013	63,390	$4.20	63,390	$1,084,020

(1)

On May 16, 2011, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $10.0 million for the purchase of the Company’s common stock over a one-year period.

(2)	Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1**	Stock Purchase Agreement, dated as of April 24, 2013, by and among GAIN Capital Holdings, Inc., Gary J. Tilkin and Global Futures & Forex, Ltd.*

10.1	Stockholders’ Agreement, dated as of April 24, 2013, by and among GAIN Capital Holdings, Inc. and Gary J. Tilkin*

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	Certain of the schedules and similar attachments are not filed, but GAIN Capital Holdings, Inc. undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request.
+	XBRL (Extensible Business Reporting Language) information is furnished and not filed, and is not a part of a registration statement or prospectus, for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2013	/s/ Glenn H. Stevens
Glenn H. Stevens

President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2013	/s/ Daryl J. Carlough
Daryl J. Carlough

Interim Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller (Principal Financial and Accounting Officer)