Form 10-Q
period 2013-06-30
GAIN Capital Holdings, Inc.
filed 2013-08-08
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 5, 2013, the registrant had 35,759,812 shares of common stock, $0.00001 par value per share, outstanding.

GAIN Capital Holdings, Inc.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION
GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheet
(Unaudited)
(in thousands, except share data)

	As of June 30, 2013	As of December 31, 2012
ASSETS:
Cash and cash equivalents	$60,029	$36,820
Cash and securities held for customers	476,752	446,311
Short term investments, at fair value	797	1,437
Receivables from banks and brokers ($85 at fair value)	97,382	89,916
Property and equipment, net of accumulated depreciation	10,966	11,023
Prepaid assets	7,184	7,704
Goodwill	9,690	9,030
Intangible assets, net	8,083	9,868
Other assets, net	18,540	17,804
Total assets	$689,423	$629,913
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers, brokers, dealers, FCMs and other regulated entities	$476,752	$446,311
Accrued compensation and benefits	9,871	6,055
Accrued expenses and other liabilities	10,503	12,585
Income tax payable	3,246	1,275
Loan payable	10,000	—
Total liabilities	510,372	466,226
GAIN Capital Holdings, Inc. shareholders’ equity
Common stock ($0.00001 par value; 60 million shares authorized; 37,416,731 shares issued and 35,657,297 shares outstanding as of June 30, 2013; 36,486,036 shares issued and 34,924,095 shares outstanding as of December 31, 2012)	—	—
Accumulated other comprehensive (loss)/income	(2,618)	1,249
Additional paid-in capital	87,437	85,089
Treasury stock, at cost (1,759,434 shares at June 30, 2013 and 1,561,941 at December 31, 2012, respectively)	(9,129)	(8,280)
Retained earnings	103,361	85,629
Total GAIN Capital Holdings, Inc. shareholders’ equity	179,051	163,687
Total liabilities and shareholders’ equity	$689,423	$629,913
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE:
Trading revenue	$57,477	$40,840	$92,790	$70,274
Commission revenue	14,254	4,282	25,087	8,087
Other revenue	1,102	599	4,710	669
Total non-interest revenue	72,833	45,721	122,587	79,030
Interest revenue	303	198	421	286
Interest expense	141	235	248	386
Total net interest revenue/(expense)	162	(37)	173	(100)
Net revenue	72,995	45,684	122,760	78,930
EXPENSES:
Employee compensation and benefits	15,528	13,206	28,806	23,519
Selling and marketing	4,705	7,241	10,145	14,368
Trading expenses and commissions	17,324	9,202	33,050	17,935
General and administrative	6,453	5,328	11,964	9,433
Depreciation and amortization	1,769	1,055	3,382	2,108
Purchased intangible amortization	566	953	1,202	2,885
Communications and technology	2,018	1,902	4,253	3,717
Bad debt provision	199	175	386	202
Restructuring	—	634	—	634
Total	48,562	39,696	93,188	74,801
INCOME BEFORE INCOME TAX EXPENSE	24,433	5,988	29,572	4,129
Income tax expense	7,269	1,553	8,130	942
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	17,164	4,435	21,442	3,187
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(734)	(67)	(3,867)	428
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$16,430	$4,368	$17,575	$3,615
Earnings per common share:
Basic	$0.48	$0.13	$0.60	$0.09
Diluted	$0.44	$0.11	$0.56	$0.08
Weighted average common shares outstanding used in computing earnings per common share:
Basic	35,570,587	34,945,835	35,309,364	34,710,915
Diluted	38,795,951	38,677,417	38,213,715	38,605,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total
	Shares	Amount
BALANCE—December 31, 2012	34,924,095	$—	$(8,280)	$85,089	$85,629	$1,249	$163,687
Exercise of options	625,627	—	—	783	—	—	783
Conversion of restricted stock into common stock	252,809	—	—	—	—	—	—
Shares issued under employee stock purchase plan	52,259	—	—	182	—	—	182
Repurchase of shares	(197,493)	—	(849)	—	—	—	(849)
Stock compensation expense	—	—	—	1,582	—	—	1,582
Foreign currency translation adjustment	—	—	—	—	—	(3,867)	(3,867)
Tax benefit of stock options exercises	—	—	—	(121)	—	—	(121)
Other	—	—	—	(78)	(155)	—	(233)
Dividend declared ($0.05 dividend per share)	—	—	—	—	(3,555)	—	(3,555)
Net income	—	—	—	—	21,442	—	21,442
BALANCE—June 30, 2013	35,657,297	$—	$(9,129)	$87,437	$103,361	$(2,618)	$179,051
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
		Revised (See Note 1)
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,442	$3,187
Adjustments to reconcile net income to cash provided by operating activities
(Loss)/gain on foreign currency exchange rates	(2,437)	1,118
Depreciation and amortization	4,617	4,992
Deferred taxes	(284)	(794)
Amortization of deferred financing costs	—	51
Bad debt provision	386	202
Loss on disposal of fixed assets	—	34
Stock compensation expense	1,582	1,927
Changes in operating assets and liabilities:
Cash and securities held for customers	(24,354)	(14,690)
Receivables from banks and brokers	(5,872)	(34,831)
Prepaid assets	135	277
Other assets	(2,700)	(616)
Payables to customers, brokers, dealers, FCMs and other regulated entities	24,354	14,488
Accrued compensation and benefits	3,817	(572)
Accrued expenses and other liabilities	(3,166)	(332)
Income tax payable	1,971	(1,013)
Cash provided by (used for) operating activities	19,491	(26,572)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,897)	(3,574)
Sale of Treasury Bills	594	—
Cash used for investing activities	(2,303)	(3,574)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquired assets	(479)	(1,412)
Drawdown on revolving line of credit	10,000	—
Principal payment on revolving line of credit	—	(7,875)
Proceeds from exercise of stock options	783	1,430
Proceeds from employee stock purchase plan	182	97
Purchase of treasury stock	(849)	(852)
Tax benefit from employee stock option exercises	(121)	206
Dividend payment	(3,555)	(3,492)
Cash provided by (used for) financing activities	5,961	(11,898)
Effect of exchange rate changes on cash and cash equivalents	60	4,180
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	23,209	(37,864)
CASH AND CASH EQUIVALENTS—Beginning of period	36,820	60,221
CASH AND CASH EQUIVALENTS—End of period	$60,029	$22,357
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid / (received) during the year for:
Interest	$173	$188
Taxes	$4,004	$(56)
Non-cash investing activities:
Purchase of fixed assets in accrued expense and other liabilities	$—	$542
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
GAIN Capital Group, LLC
GAIN Capital-Forex.com U.K., Ltd.
Forex.com Japan Co., Ltd.
GAIN Capital Forex.com Australia Pty. Ltd.
GAIN Capital-Forex.com Hong Kong Ltd.
GAIN Capital-Forex.com Canada, Ltd.
GAIN GTX, LLC
GCAM, LLC
During 2012, the Company purchased all of the outstanding shares of capital stock of Paragon Futures Group, Inc., a Delaware corporation. Paragon owned all of the membership interests of Open E Cry, LLC (together “OEC”), an internet based futures business which is subject to the regulations of the CFTC. In November 2012, OEC was merged into Group, LLC. See note 5 for further details related to this acquisition.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements reflect all adjustments, all of which are normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC") for interim financial statements, and, in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013 (the “2012 Form 10-K”). There have been no changes in the significant accounting policies from those included in the 2012 Form 10-K. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after the elimination of inter-company transactions and balances.
In the three and six months ended June 30, 2012, the Company presented certain revenue related to its securities business in “Other revenue” on the Condensed Consolidated Statements of Operations and Comprehensive Income. However, due to the expansion of the Company’s institutional business in recent periods, and the addition of the exchange based business, OEC, the Company has reclassified revenue from these businesses from “Institutional trading revenue” and “Other Revenue” respectively to “Commission Revenue” in the Condensed Consolidated Statements of Operations and Comprehensive Income presented herein. The change in presentation had no effect on the total non-interest revenue or total net revenue.
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
The table below reflects the impact on the Condensed Consolidated Statements of Cash Flows of the changes discussed in the preceding paragraph:

	For the Six Months Ended June 30,
	Revised	As reported
	2012	2012
Changes in operating assets and liabilities:
Cash and securities held for customers	$(14,690)	$—
Cash used by operating activities	(26,572)	(11,883)
Effect of exchange rate changes on cash and cash equivalents	4,180	(710)
DECREASE IN CASH AND CASH EQUIVALENTS	(37,864)	(28,065)
CASH AND CASH EQUIVALENTS—Beginning of period	60,221	370,668
CASH AND CASH EQUIVALENTS—End of period	$22,357	$342,603
2. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, the Financial Accounting Standards Board, ("FASB") issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an entity to present information about significant items reclassified out of Accumulated Other Comprehensive Income (AOCI) by component and for items reclassified out of AOCI and into net income, an entity must disclose the effect of such items on the affected net income line item. ASU No. 2013-02 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods and must be applied retrospectively. The adoption of ASU 2013-02 had no impact on the Company's condensed consolidated financial statements.
In December 2011, FASB issued Accounting Standards Update, or ASU 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. In January 2013, the FASB issued ASU 2013-01 Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update addresses implementation issues of ASU 2011-11. The adoption of ASU 2011-11 and ASU 2013-01 had no impact on the Company’s condensed consolidated statement of operations and comprehensive income and condensed consolidated balance sheet.

3. ADDITIONAL FINANCIAL INFORMATION
Fair Value Measurement
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis during the period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Money market accounts	$28,609	$—	$—	$28,609
Open contracts and other positions	—	(38)	—	(38)
CIBC treasury bills	715	—	—	715
Certificates of deposit	82	—	—	82
Investment in gold	123	—	—	123
Customer and broker open contracts and other positions	—	85,573	—	85,573
Total	$29,529	$85,535	$—	$115,064

	Fair Value Measurements on a Recurring Basis as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market accounts	$12,064	$—	$—	$12,064
Open contracts and other positions	810	—	—	810
U.S. treasury bills	29,998	—	—	29,998
CIBC treasury bills	1,355	—	—	1,355
Certificates of deposit	82	—	—	82
Investment in gold	168	—	—	168
Customer and broker open contracts and other positions	74,943	—	—	74,943
Total	$119,420	$—	$—	$119,420
The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period. The Company has included open contracts and other positions and Customer and broker open contracts and other positions as Level 2 as of June 30, 2013 as it represents the fair value of the derivative contracts which are indexed to securities and commodities with quoted prices in active markets.
Level 1 Financial Assets
The Company has money market accounts, certificates of deposit, CIBC treasury bills and an investment in gold that are Level 1 financial instruments that are recorded based upon listed or quoted market rates. The money market accounts are recorded in Cash and cash equivalents and Cash and securities held for customers, the treasury bills are recorded in Cash and cash equivalents and Short term investments, based upon their maturity, the certificates of deposit are recorded in Short term investments and the investment in gold is recorded in Receivables from banks and brokers.
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

Financial Instruments Not Measured at Fair Value
The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the Condensed Consolidated Balance Sheet (amounts in thousands). The carrying values of Receivables from banks and brokers not measured at fair value approximate fair value because of the relatively short period of time between their origination and expected maturity. The carrying values of Payables to customers, brokers, dealers, FCMs, and other regulated entities include amounts deposited by these financial institutions in order for the Company to act as a clearing broker. The carrying value of Payables to customers, brokers, dealers, FCMs, and other regulated entities are based on observable market prices and approximate fair value. In April 2011, the Company acquired customer account balances and effective customer agreements from Deutsche Bank AG, relating to Deutsche Bank’s “dbFX” business, for an upfront payment and additional contractual future payments to be made to Deutsche Bank based upon volume generated from the acquired customers over a two-year period following the closing of the acquisition. In accordance with ASC 835-30, Interest, the Company is accounting for the payments due to dbFX as a note payable. As such, the total payments due to dbFX under the agreement were discounted to their present value using an imputed rate of interest. This liability was settled during July 2013 and therefore the fair value as of June 30, 2013 is deemed to be the carrying value.

	As of June 30, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from banks and brokers	$97,297	$97,297	—	$97,297	—
Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	$562,325	$562,325	—	$562,325	—
Payable to dbFX	$1,940	$1,940	—	—	$1,940

	As of December 31, 2012		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from banks and brokers	$89,106	$89,106	—	$89,106	—
Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	$371,368	$371,368	—	$371,368	—
Payable to dbFX	$2,386	$2,392	—	—	$2,392
The Company’s investment in Kapitall, Inc., recorded in Other assets, is carried at cost. It is not practical to estimate fair value as Kapitall, Inc. is a privately held company and there is no available market transaction data.
Receivables from Banks and Brokers
Amounts receivable from banks and brokers consisted of the following as of (amounts in thousands):

	June 30, 2013	December 31, 2012
Required collateral	$45,563	$47,595
Cash in excess of required collateral	51,734	41,343
Open positions	(38)	810
Investment in spot gold	123	168
	$97,382	$89,916
The Company has posted funds with banks and brokers as collateral required by agreements for holding foreign exchange positions. In addition, the Company has deposited with such banks and brokers cash in excess of required collateral. These amounts are reflected as Receivables from banks and brokers on the Condensed Consolidated Balance Sheets.

Derivatives
The Company's contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities on the accompanying Condensed Consolidated Balance Sheet (amounts in thousands):

	June 30, 2013
	Gross amounts of assets for derivative open positions at fair value	Gross amount of liabilities for derivative open positions at fair value	Net amounts of assets/liabilities for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$100,549	$21,389	$79,160
CFD contracts	340	169	171
Metals contracts	13,519	7,315	6,204
Total	$114,408	$28,873	$85,535

	June 30, 2013
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from bank and brokers	$97,297	$(38)	$97,258
Payables to customers, brokers, dealers, FCMs and other regulated entities	$562,325	$85,573	$476,752
The table below represents the notional values of the Company’s derivative instruments reported within Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities on the accompanying Condensed Consolidated Balance Sheet (amounts in millions):

	June 30, 2013
	Notional amounts of derivative open long positions	Notional amounts of derivative open short positions
Derivative Instruments:
Foreign currency exchange contracts	$2,102	$1,746
CFD contracts	8	2
Metals contracts	—	—
Total	$2,110	$1,748
The Company did not designate any of its derivatives as hedging instruments. Net gains/(losses) with respect to derivative instruments reflected in Trading Revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2013 were as follows (amounts in thousands):

Derivative Instruments:
Foreign currency exchange contracts	$52,701
CFD contracts	4,947
Metals contracts	35,141
Total	$92,789

Property and Equipment
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	June 30, 2013	December 31, 2012
Software	$22,134	$19,757
Computer equipment	5,340	5,248
Leasehold improvements	1,849	1,863
Telephone equipment	723	725
Office equipment	1,549	1,471
Furniture and fixtures	239	241
Web site development costs	654	654
	32,488	29,959
Less: Accumulated depreciation and amortization	(21,522)	(18,936)
Property and equipment, net	$10,966	$11,023
Depreciation and amortization expense for property and equipment was $1.8 million and $1.1 million for the three months ended June 30, 2013 and 2012, respectively, and $3.4 million and $2.1 million for the six months ended June 30, 2013 and 2012, respectively.
Intangible Assets
The Company's various finite-lived intangible assets consisted of the following as of (amounts in thousands):

	June 30, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer list	$18,410	$(12,747)	$19,356	$(12,138)
Technology	1,560	(208)	1,560	(37)
Trademark	750	(14)	430	(14)
Non-compete agreement	—	—	1,859	(1,510)
	$20,720	$(12,969)	$23,205	$(13,699)
In 2003, the Company acquired the Forex.com domain name for $0.2 million, and in 2004, the foreignexchange.com domain name was purchased for $0.1 million. Because the rights to use these domain names require the payment of a nominal annual renewal fee, management determined that there was no legal, regulatory or technological limitation on their useful lives. Accordingly, these indefinite-lived assets are not amortized. In accordance with ASC 350-10, the Company tests intangible assets for impairment on an annual basis in the fourth quarter and on an interim basis when conditions indicate impairment may have occurred.
During the six months ended June 30, 2013 a revision to the purchase price allocation to assets acquired as a result of the OEC acquisition in 2012 resulted in a change to finite-lived intangible assets.
Amortization expense for the purchased intangibles was $0.6 million and $1.0 million for the three months ended June 30, 2013 and 2012, respectively and $1.2 million and $2.9 million for the six months ended June 30, 2013 and 2012, respectively.
Goodwill
Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net identifiable assets of an acquired business. As of June 30, 2013 and December 31, 2012, the Company had recorded goodwill of approximately $9.7 million and $9.0 million, respectively. During the six months ended June 30, 2013 a revision to the fair value of assets acquired as a result of the OEC acquisition in 2012 resulted in an increase of $0.7 million to goodwill.

Other Assets
Other assets consisted of the following as of (amounts in thousands):

	June 30, 2013	December 31, 2012
Vendor and security deposits	$3,499	$3,647
Current tax receivable	3,208	5,548
Deferred tax assets	5,903	5,619
Investment in Kapitall, Inc.	500	500
Miscellaneous receivables	5,430	2,490
	$18,540	$17,804
4. RELATED PARTY TRANSACTIONS
Certain officers and directors of the Company have personal funds on deposit in customer accounts with the Company, which are recorded in Payables to customers, brokers, dealers, FCMs and other regulated entities on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $2.5 million and $2.4 million at June 30, 2013 and December 31, 2012, respectively.
Scivantage, Inc. provides hosting services to GAIN Capital Securities, Inc., (“GCSI”) under a one-year agreement dated December 1, 2010, which automatically renews for successive one-year terms, in which Scivantage provides the technology infrastructure hosting facility for GCSI, who provides brokerage securities services. Two members of the Company’s board of directors, Messrs. Calhoun and Sugden, are members of the board of directors of Scivantage.

5. ACQUISITION
On June 27, 2012, Group, LLC and optionsXpress Holdings, Inc., a subsidiary of The Charles Schwab Corporation, entered into a Stock Purchase Agreement whereby the Company acquired Paragon, which owns all membership interests of OEC, an online futures broker, for a purchase price of $12.0 million. This acquisition was made as part of the Company’s plan to offer additional products to its customers and diversify its revenue streams. The transaction was completed on August 31, 2012. In addition to the $12.0 million paid at the closing, there was an additional payment made in the fourth quarter of 2012 of $2.7 million based on a contractual working capital adjustment.
The purchase price of OEC was derived as follows (in thousands):

Cash paid	$12,000
Working capital adjustment	2,691
Total purchase price	$14,691
The purchase price of OEC was allocated to the fair value of various assets and liabilities as follows (in thousands):

Cash and cash equivalents acquired	$5,187
Cash and securities held for customers acquired	109,042
Receivables from brokers acquired	815
Other assets acquired	98
Total tangible assets acquired	$115,142
Total liabilities assumed	(109,960)
Identifiable intangible assets:
Trademark	650
Technology	1,630
Customer relationships	630
Goodwill	6,599
$14,691

Pro Forma Information:
For the six months ended June 30, 2012, on a pro forma basis, the net revenue was $78.9 million, and the net income was $3.2 million. This pro forma operating data is presented as if the acquisition of OEC had occurred at January 1, 2012. The pro forma data may not necessarily be indicative of future results of operations or what the results of operations would have been had the Company and OEC operated as a combined entity for this period.
6. TERM LOAN AND REVOLVER
As of June 30, 2013, the Company had a $50.0 million revolving line of credit through a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank. The amount available for borrowing under the line of credit varies from time to time due to certain financial covenants that the Company is required to comply with under the terms of the line of credit. As of June 30, 2013, there was $10.0 million outstanding under the revolving line of credit with a further $40.0 million available for borrowing. Interest on amounts outstanding under the revolving line of credit is paid monthly and is based upon the prime rate of interest plus 0.5%. The revolving line of credit is secured by certain of our assets, a pledge of our membership interests in our wholly-owned subsidiary GAIN Holdings, LLC and a guarantee by GAIN Holdings, LLC.
As of December 31, 2012, there were no amounts outstanding under the revolving line of credit.
In accordance with the provisions of the loan and security agreement, the Company is required to adhere to various financial, regulatory, operational and reporting covenants. As of June 30, 2013 and during the entire term of the loan and security agreement, the Company was and has been in compliance with such covenants.
On April 24, 2013, the Company signed a definitive agreement to acquire Global Futures & Forex, LTD, a global provider of retail forex and derivatives trading with offices in London, Singapore, Tokyo, Sydney and Grand Rapids, Michigan. The transaction is subject to customary closing conditions, not all of which have been satisfied as of the date of this report. The Company continues to work through the issues that must be resolved in order to close the acquisition. At or shortly before the closing of the acquisition, the Company intends to repay all amounts outstanding under and terminate the line of credit.
7. SHARE BASED COMPENSATION
During the six months ended June 30, 2013, 0.8 million shares of restricted stock and approximately 0.5 million options to purchase Common Stock, valued at $3.6 million and $0.6 million, respectively, were granted to employees and non-employee members of the Board of Directors, compared to 0.6 million shares of restricted stock and 0.3 million options to purchase Common Stock, valued at $3.1 million and $0.7 million, respectively during the six months ended June 30, 2012.
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

	For the Six Months Ended June 30,
	2013	2012
Valuation Assumptions
Risk-free rate	0.8%	0.9%
Expected volatility	48.8%	48.5%
Expected term (years)	4.75	4.75
Dividend yield	4.9%	—%
8. EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, vested restricted stock units which are to be delivered as soon as administratively practicable on or after December 31, 2014, unvested restricted stock units and unvested restricted stock awards. Approximately 0.6 million and 0.3 million stock options were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2013 and the six months ended June 30, 2012, respectively, as they were anti-dilutive.

The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income applicable to GAIN Capital Holdings, Inc.	$17,164	$4,435	$21,442	$3,187
Adjustment(1)	—	—	154	—
Net income applicable to GAIN common shareholders	$17,164	$4,435	$21,288	$3,187
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	35,570,587	34,945,835	35,309,364	34,710,915
Effect of dilutive securities:
Stock options	1,165,054	1,624,883	1,055,588	1,799,015
RSUs/RSAs	2,060,310	2,106,699	1,848,763	2,095,179
Diluted weighted average common shares outstanding	38,795,951	38,677,417	38,213,715	38,605,109
Earnings per common share
Basic	$0.48	$0.13	$0.60	$0.09
Diluted	$0.44	$0.11	$0.56	$0.08

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
Litigation
On February 16, 2012, the Company received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with the Company and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on the Company, the claimants requested, and the Company agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. The Company submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012 the Company received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. The Company subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to the Company's motion on June 2, 2013 and subsequently the Company filed a response to this answer on July 15, 2013.
A hearing on the Company’s application has been scheduled for September 2013. The Company can provide no assurances that this matter will be successfully resolved. This matter is currently pending. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.
Through the Company’s acquisition of OEC, the Company became the subject of a patent infringement lawsuit originally filed against OEC on February 9, 2010 in the U.S. District Court for the Northern District of Illinois by Trading Technologies International, Inc. seeking injunctive relief and unspecified damages. As reflected in a Second Amended Complaint filed on June 15, 2011, plaintiff alleges infringement of 12 patents relating to real-time display of price quotes and market depth on OEC’s electronic trading interfaces. The case was consolidated with 11 related cases in February 2011, and the parties have exchanged infringement, non-infringement and invalidity contentions for several of the disputed patents. In June 2011 the court stayed discovery to allow summary judgment briefing on the ramifications of a recent Federal Circuit decision. On February 9, 2012, the court issued an order, which granted OEC’s motions for summary judgment, resulting in a substantial narrowing of the scope of plaintiff’s claims. Plaintiff filed a motion for reconsideration of that ruling on March 8, 2012. Plaintiff also filed a motion for certification of judgment for interlocutory appeal. The court denied plaintiff’s motion for reconsideration but granted plaintiff’s motion for certification of judgments of patent invalidity with respect to four of the asserted patents. Since that ruling, the court has continued its stay of discovery. Oral argument on plaintiffs’ appeal was held on May 8, 2013 before the U.S. Court of Appeals for the Federal Circuit and a decision is expected within the next three months. Plaintiff’s complaint does not specify the amount of damages sought. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.
10. INCOME TAXES
The Company’s provision for income taxes was approximately $7.3 million and $8.1 million for the three months ended June 30, 2013 and the six months ended June 30, 2013, respectively. The Company’s provision for income taxes was $1.6 million and $0.9 million for the three months ended June 30, 2012 and the six months ended June 30, 2012. These amounts reflect effective tax rates of 29.7% and 25.9% for the three months ended June 30, 2013 and the three months ended June 30, 2012, respectively. The Company’s effective tax rates of 27.5% and 22.8% for the six months ended June 30, 2013 and the six months ended June 30, 2012, respectively, reflect the Company’s estimate of the annual effective tax rate, adjusted for certain discrete items.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Condensed Consolidated Balance Sheet.
11. REGULATORY REQUIREMENTS
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of June 30, 2013 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$25.0	$45.4	$20.4	182%
GAIN Capital Securities, Inc.	0.1	0.3	0.2	300%
GAIN Capital-Forex.com U.K., Ltd.	18.4	38.2	19.8	208%
Forex.com Japan Co., Ltd.	2.5	7.0	4.5	280%
GAIN Capital Forex.com Australia, Pty. Ltd.	0.5	1.4	0.9	280%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.5	1.6	184%
GAIN Global Markets, Inc.	0.1	0.3	0.2	300%
GAIN Capital-Forex.com Canada Ltd.	0.2	1.8	1.6	900%
Total	$48.7	$97.9	$49.2	201%
Regulatory requirements have remained substantially the same as those disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2013 with the exception of the requirements of GAIN Capital Forex.com Australia, Pty. Ltd. (“GCAU”). GCAU holds an Australian Financial Services License issued by the Australian Securities & Investments Commission (“ASIC”). As of January 31, 2013, the ASIC implemented changes to the Regulatory Guide 166. As a result of these changes, GCAU is required to maintain a minimum capital requirement of $0.5 million (AUD 0.5 million) or 5% of the average revenue. This change did not have a material impact on the Company or GCAU.

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
For the six months ended June 30, 2013 and the six months ended June 30, 2012, no single customer accounted for more than 10% of the Company’s trading revenue. Although the Company allocates revenue to geographic regions for income tax purposes, the Company does not utilize this method for operational or internal reporting purposes and therefore the Company has no geographic regions for segment reporting.
13. SUBSEQUENT EVENTS
In August 2013, the Company announced the payment of a $0.05 dividend per share of Common Stock payable on September 20, 2013 to stockholders of record on September 12, 2013.
During the period of July 2013 through the date of this filing, the company repurchased approximately 30,000 shares of its outstanding common stock under the share repurchase plan, at a cost of approximately $0.1 million.
In July 2013, GAIN Securities, an indirect wholly-owned subsidiary of the Company that principally offers equity products, entered into an agreement to transfer substantially all of its customer accounts to TradeKing, LLC. The transaction is subject to customary closing conditions, including the receipt of all necessary regulatory approvals, and is expected to close in the late third quarter or early fourth quarter of 2013.
******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN”, the “Company”, “our”, “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. Our fiscal quarter ended on June 30, 2013.
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that we “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. In particular, we can provide no assurance that we will be able to complete the proposed acquisition of GFT on acceptable terms, or at all, due to a number of factors, including but not limited to the failure to satisfy all applicable closing conditions.  Additional factors include those set forth in the section entitled “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and discussed elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described therein and herein are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair the business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.
OVERVIEW
We are a global provider of trading services and solutions, specializing in global over-the-counter, or OTC, markets, including foreign exchange, or forex, and precious metals, “contracts-for-difference”, or CFDs, which are investment products with returns linked to the performance of an underlying commodity, index or security, and exchange-traded products, including futures and options on futures. We have customers in more than 180 countries worldwide and conduct business from our offices in New York, New York; Bedminster, New Jersey; Powell, Ohio; Cleveland, Ohio; London, England; Tokyo, Japan; Sydney, Australia; Beijing, China; Hong Kong and Singapore.
Our retail trading business, which has historically made up the majority of our business, allows customers to trade through our FOREX.com brand. We also offer retail customers the ability to trade exchange-traded products through our Open E Cry, or OEC brand, which offers futures products. Our institutional trading business, GTX, launched in March 2010 to serve institutional market participants, including hedge funds, banks and high-frequency trading firms. We have also historically offered equity products through our wholly-owned subsidiary, GAIN Securities. In July 2013, GAIN Securities entered into an agreement to transfer substantially all of its customer accounts to TradeKing, LLC. The transaction is subject to customary closing conditions, including the receipt of all necessary regulatory approvals, and is expected to close in the late third quarter or early fourth quarter of 2013.
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

Market Overview
Overall market conditions improved in the six months ended June 30, 2013, due in part to higher levels of volatility as compared to the multi-year lows experienced in 2012. While volatility levels in the quarter were still well below 2008-2011 averages, we saw increased engagement from clients in the quarter, resulting in higher trading volumes.
GFT Transaction
On April 24, 2013, we entered into a Stock Purchase Agreement with Gary L. Tilkin and Global Futures & Forex, Ltd., or GFT, pursuant to which we have agreed to purchase all of the issued and outstanding shares of common stock of GFT from Mr. Tilkin. The transaction is subject to customary closing conditions, not all of which have been satisfied as of the date of this report. We continue to work through the issues that must be resolved in order to close the acquisition. The descriptions of the transaction below and elsewhere in this report are based on the terms and conditions set forth in the transaction documents entered into on April 24, 2013. There can be no assurance that we will be able to complete the proposed acquisition of GFT on acceptable terms, or at all, and we can offer no update at this time regarding the timing, and changes to the terms, if any, of the transaction.
The Stock Purchase Agreement provides for an aggregate purchase price consisting of (i) $40.0 million in cash to be paid upon the closing of the transaction, (ii) 4,944,165 shares of our common stock and (iii) a term loan from Mr. Tilkin to the Company in an amount equal to approximately $40.0 million. The purchase price is subject to an upwards or downwards adjustment based on GFT's working capital, cash and transaction expenses on the date the transaction closes. We intend to fund the cash portion of the purchase price through the use of cash on hand, including cash currently held by certain of our foreign operating subsidiaries.
On April 24, 2013, we entered into a Stockholders' Agreement with Mr. Tilkin, pursuant to which we agreed to appoint Mr. Tilkin to the Company's Board of Directors effective upon the closing of the GFT transaction. Under the terms of the Stockholders' Agreement, Mr. Tilkin will be entitled to remain a director, subject to certain conditions, until (i) he owns less than 20% of the total amount of common stock issued to him in connection with the GFT transaction and (ii) the outstanding principal amount of the term loan described below is less than 20% of the principal amount of such loan as of the date the GFT transaction closes. The foregoing descriptions of the Stock Purchase Agreement and Stockholders' Agreement do not purport to be complete, and are qualified in their entirety by reference to the full text of those agreements, which were filed with as exhibits to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. The representations, warranties and covenants contained in the Stock Purchase Agreement and Stockholders' Agreement have been made solely for purposes of those agreements and as of specific dates and are not intended as statements of fact to be relied upon by any party other than the parties to those agreements.
Pursuant to the terms of the Stock Purchase Agreement, on the closing date, we will enter into a Loan and Security Agreement with Mr. Tilkin, pursuant to which Mr. Tilkin will be deemed to have made the term loan to us on the closing date. The term loan will mature five years from the closing date and will bear interest at a rate of 8.0% per annum, payable quarterly. We will also make quarterly payments of principal in an amount of $1.5 million per quarter, plus additional payments of principal based on (i) certain EBITDA thresholds, (ii) excess available capital due to the elimination of regulatory requirements and (iii) availability of net cash proceeds in connection with liquidity events, subject to de minimis thresholds and certain reinvestment rights. The Loan and Security Agreement will require us to comply with a minimum debt service coverage ratio and a maximum total funded debt ratio, along with other customary negative covenants. Our obligations under the Loan and Security Agreement will be secured by substantially all of the Company's assets, including the Company's ownership interests in Gain Holdings, LLC, but excluding any intellectual property.
Following the closing of the acquisition and our payment of the cash portion of the purchase price, the amount of our cash on hand, both in the United States and abroad, will be reduced from historical levels due to the need to fund the cash portion of the purchase price and to repay the amounts outstanding under our revolving credit facility. In addition, after the closing, a portion of the cash generated by our operations going forward must be used to make payments of principal and interest on the term loan from Mr. Tilkin, such that our ability to fund capital expenditures, acquisitions and other working capital needs of our business in the future may be adversely affected. Moreover, the Loan and Security Agreement would limit our ability to incur additional indebtedness, other than principally subordinated debt and a limited amount of unsecured debt, without Mr. Tilkin's prior written consent, which may further adversely affect our ability to fund capital expenditures, acquisitions and other working capital needs of our business. In connection with the closing of the acquisition, we expect to acquire approximately $80.0 million in cash held by GFT, a substantial portion of which is required to satisfy applicable regulatory capital and/or collateral requirements. We intend to combine the operations of certain of our regulated operating subsidiaries with those acquired from GFT, and believe that we will be able to reduce the amount of GFT's cash that is currently held to satisfy our subsidiaries' applicable regulatory requirements.

Key Income Statement Line Items and Key Operating Metrics
The following table sets forth key financial metrics for our business for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue	$72,995	$45,684	$122,760	$78,930
Net income	$17,164	$4,435	$21,442	$3,187
Revenue
We generate revenue from trading revenue, commission revenue, other revenue and interest income.
Trading Revenue
Trading revenue is our largest source of revenue and is generated in our retail business. Trading revenue represented 78.7% and 75.6% of our total net revenue for the three months and six months ended June 30, 2013, respectively, and 89.4% and 89.0% of our total net revenue for the three months and six months ended June 30, 2012, respectively.
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

For the three months and six months ended June 30, 2013, approximately 97.6% and 97.8% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our wholesale forex trading partners, respectively and the remaining 2.4% and 2.2% of our average daily retail trading volume consisted of our net exposure, compared to average daily retail trading volume hedged of 97.2% and 96.4% for the three months and six months ended June 30, 2012, respectively.
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
GTX, OEC, and GAIN Securities generate revenue by earning a commission on each transaction, which is recorded under commission revenue. We act as an agent for the trades executed on the GTX platform and, therefore, do not assume any market or credit risk. Commission revenue received through GTX, OEC and GAIN Securities generally generates a lower profit margin compared to what we have historically experienced in our retail forex trading business. As noted above, GAIN Securities entered into an agreement in July 2013 to transfer substantially all of its customer accounts to TradeKing, LLC. The transaction is expected to close in the late third quarter or early fourth quarter of 2013.
Other Revenue
Other revenue is comprised of account management, transaction and performance fees related to customers who have assigned trading authority to our subsidiary Gain Capital Asset Management, or GCAM, inactivity and training fees charged to customer accounts, foreign currency transaction gains and losses and other miscellaneous items from each of our businesses.
For the three months and six months ended June 30, 2013, other revenue was $1.1 million and $4.7 million, respectively, compared to $0.6 million and $0.7 million for the three months and six months ended June 30, 2012, respectively.

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
Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term U.S. government securities or treasury bills. Such deposits and investments earned interest at an average effective rate of approximately 0.1% for the three months ended June 30, 2013 and 2012. Interest paid to customers varies among customer accounts primarily due to the net value of a customer account. From time to time, we also make available interest promotions pursuant to which we may pay certain customers higher levels of interest than that which is paid to other customers. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $0.2 million for the three months ended June 30, 2013, compared to net interest expense of less than $0.1 million for the three months ended June 30, 2012.
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
Selling and Marketing
Our marketing strategy employs a combination of direct marketing and focused branding programs, with the primary goal of raising awareness and attracting clients to our retail OTC business, FOREX.com. For the three months and six months ended June 30, 2013, selling and marketing expense was $4.7 million and $10.1 million, respectively, compared to $7.2 million and $14.4 million for the three months and six months ended June 30, 2012, respectively. The decrease in sales and marketing expenses was partly due to a decline in TV advertising costs, as well as due to the continued optimization of our direct marketing efforts and the realignment of marketing expenses to regions which have lower customer acquisition costs.
Trading Expense and Commissions
Trading expense and commissions consists of compensation paid to our white label partners and introducing brokers in connection with our retail foreign exchange and futures businesses, as well as fees paid to prime brokers in connection with our institutional GTX business. We generally provide white label partners with the platform, systems and back-office services necessary for them to offer forex trading services to their customers. Introducing brokers identify and direct potential trading customers to us. White label partners and introducing brokers generally handle marketing and the other expenses associated with attracting customers. Accordingly, we do not incur any incremental sales and marketing expense in connection with trading revenue generated by customers provided through our white label partners and introducing brokers. We do, however, pay a portion of this trading revenue to our white label partners and introducing broker partners and record this payment under trading expense and commissions. This expense is largely variable and changes principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the lower revenue generated from their customers. This situation occurred in 2011, in particular in the fourth quarter of the year, which resulted in an increase in trading expense despite a decrease in trading revenue generated by our white label and introducing broker clients. Our indirect business accounted for 35.2% and 35.0% of retail trading volume in the three months and six months ended June 30, 2013 and 36.9% and 37.4% for the three months and six months ended June 30, 2012, respectively.
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

Communications and Technology
Communications and technology consists of communications fees, data fees, product development, software and maintenance expenses.
Operating Metrics
The following table sets forth key operating metrics for our business for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Retail
Funded Accounts	96,977	74,620	96,977	74,620
Active OTC Accounts	64,144	61,746	64,144	61,746
Futures DARTs	14,382	—	13,814	—
OTC Trading Volume (billions)	$462.1	$340.8	$894.0	$725.9
Average Daily Volume (billions)	$7.1	$5.2	$6.9	$5.6
Client Assets (millions)	$476.8	$320.2	$476.8	$320.2
Institutional Trading Volume (billions)	$1,065.8	$442.5	$1,955.7	$910.5
Average Daily Volume (billions)	$16.4	$6.8	$15.2	$7.0

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
Futures DARTs, or Daily Average Revenue Trades
DARTs represents the number of futures or options on futures trades in a given period over the number of trading days in the period.
OTC Trading Volume
OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our retail customers. Approximately 30.2% and 31.4% of our customer trading volume for the three months and six months ended June 30, 2013, respectively, was generated by our retail businesses, compared to 43.5% and 44.4% for the three months and six months ended June 30, 2012, respectively.
Average Daily Volume
Average daily volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our customers in a given period over the number of trading days in the period.
Client Assets
Client assets represent amounts due to clients, including customer deposits and unrealized gains or losses arising from open positions.
Institutional Trading Volume
Trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our institutional customers. Approximately 69.8% and 68.6% of our customer trading volume for the three months and six months ended June 30, 2013, respectively, was generated by our institutional trading business, compared to 56.5% and 55.6% for the three months and six months ended June 30, 2012, respectively.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2013	2012	2013	2012
REVENUE:
Trading revenue	$57,477	$40,840	$92,790	$70,274
Commission revenue	14,254	4,282	25,087	8,087
Other revenue	1,102	599	4,710	669
Total non-interest revenue	72,833	45,721	122,587	79,030
Interest revenue	303	198	421	286
Interest expense	141	235	248	386
Total net interest revenue / (expense)	162	(37)	173	(100)
Net revenue	$72,995	$45,684	$122,760	$78,930

Our total net revenue increased $27.3 million, or 59.8%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. Our total net revenue increased $43.8 million, or 55.5%, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. Trading volumes increased for the three months ended June 30, 2013 and six months ended June 30, 2013 compared to the same periods in 2012, as a result of improvements in overall market conditions, particularly levels of volatility that were higher than the multi-year lows experienced during the year ended December 31, 2012, although still well below 2008-2011 averages.
Trading revenue increased $16.6 million, or 40.7%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. Trading revenue increased $22.5 million, or 32.0%, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.
Our commission revenue increased $10.0 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, including $6.4 million from our futures business, which we acquired in August 2012 and the results of which are not included in our June 30, 2012 result of operations, and $3.6 million from our institutional business. Commission revenue increased $17.0 million for the six months ended June 30, 2013, compared to the same period last year, comprised of $11.2 million from the futures business and $5.8 million from the institutional business.
Our other revenue increased $0.5 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and $4.0 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increases were primarily due to an increase in foreign exchange translation income.
Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2013	2012	2013	2012
Total expenses	$48,562	$39,696	$93,188	$74,801
As a percentage of net revenue	66.5%	86.9%	75.9%	94.8%
Our total expenses for the three months ended June 30, 2013 increased $8.9 million, or 22.3%, compared to the three months ended June 30, 2012. The increase was primarily due to an increase of $8.1 million in trading expenses and commissions, an increase of $2.3 million in employee compensation and benefits and an increase of $1.1 million in general and administrative expenses, which were partially offset by a $2.5 million decrease in selling and marketing expenses.
Total expenses for the six months ended June 30, 2013 increased $18.4 million, or 24.6%, compared to the six months ended June 30, 2012, respectively. The increase was primarily due to an increase of $15.1 million in trading expenses and commissions, an increase of $5.3 million in employee compensation and benefits, an increase of $2.5 million in general and administrative expenses and an increase of $1.3 million in depreciation and amortization, which were partially offset by a $4.2 million decrease in selling and marketing expenses and a $1.7 million decrease in purchased intangible asset amortization.
The changes in key expense items are described further below.
Trading Expense and Commissions

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2013	2012	2013	2012
Trading expenses and commissions	$17,324	$9,202	$33,050	$17,935
As a percentage of net revenue	23.7%	20.1%	26.9%	22.7%
Trading expenses for the three months and six months ended June 30, 2013 increased $8.1 million, or 88.3%, and $15.1 million, or 84.3%, compared to the three months and six months ended June 30, 2012, respectively. These increases were primarily due to the increase in volumes in our retail trading business and institutional trading business, as well as the acquisition of OEC in August 2012, which was not included in the comparable periods of 2012. This expense is largely variable and is directly associated with the levels of customer trading volume directed to us from our white label partners and introducing brokers.

Employee Compensation and Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2013	2012	2013	2012
Employee compensation and benefits	$15,528	$13,206	$28,806	$23,519
As a percentage of net revenue	21.3%	28.9%	23.5%	29.8%
Employee compensation for the three months and six months ended June 30, 2013 increased $2.3 million, or 17.6%, and $5.3 million, or 22.5%, compared to the three months and six months ended June 30, 2012, respectively. The increase was driven by higher bonus expense resulting from the improved our operating results in addition to the hiring of employees related to the acquisition of OEC in August 2012, members of senior management and additional institutional sales employees.
General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2013	2012	2013	2012
General and administrative	$6,453	$5,328	$11,964	$9,433
As a percentage of net revenue	8.8%	11.7%	9.7%	12.0%
General and administrative expenses for the three months and six months ended June 30, 2013 increased $1.1 million, or 21.1%, and $2.5 million, or 26.8%, compared to the three months and six months ended June 30, 2012, respectively. These increases was primarily due to an increase in professional fees in the second quarter of 2013 relating to the pending acquisition of Global Futures & Forex, Ltd., together with an increase in bank fees, driven by an increase in trading volumes.

Selling and Marketing Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2013	2012	2013	2012
Selling and marketing	$4,705	$7,241	$10,145	$14,368
As a percentage of net revenue	6.4%	15.9%	8.3%	18.2%
Selling and marketing expenses for the three months and six months ended June 30, 2013 decreased $2.5 million, or 35.0%, and $4.2 million, or 29.4%, compared to the three months and six months ended June 30, 2012, respectively. The decrease in sales and marketing expenses was partly due to a decline in TV advertising costs, as well as due to the continued optimization of our direct marketing efforts and the realignment of marketing expenses to regions which have lower customer acquisition costs.
Purchased Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2013	2012	2013	2012
Purchase intangible amortization	$566	$953	$1,202	$2,885
As a percentage of net revenue	0.8%	2.1%	1.0%	3.7%
Purchased intangible amortization for the three months and six months ended June 30, 2013 decreased $0.4 million, or 40.6%, and $1.7 million, or 58.3%, compared to the three months and six months ended June 30, 2012, respectively. The decrease was due to the purchased intangible assets acquired from Capital Market Services, LLC in October 2010 becoming fully amortized during the second quarter of 2012, partially offset by additional amortization related to the acquisition of OEC.

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2013	2012	2013	2012
Depreciation and amortization	$1,769	$1,055	$3,382	$2,108
As a percentage of net revenue	2.4%	2.3%	2.8%	2.7%
Depreciation and amortization for the three months and six months ended June 30, 2013 increased $0.7 million, or 67.7%, and $1.3 million, or 60.4%, compared to the three months and six months ended June 30, 2012, respectively. The increase was due to additional depreciation related to software capitalized during 2012.
Restructuring

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2013	2012	2013	2012
Restructuring	$—	$634	$—	$634
As a percentage of net revenue	—%	1.4%	—%	0.8%
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
As a holding company, nearly all of our funds from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. The following table shows the amount of cash held by the subsidiaries and the level of undistributed earnings (amounts in thousands) at June 30, 2013:

Entity Name	Cash	Undistributed Earnings
GAIN Capital-Forex.com U.K., Ltd.	$188,435	$43,545
Forex.com Japan Co., Ltd.	60,686	—
GAIN Capital Forex.com Australia, Pty. Ltd.	10,652	—
GAIN Capital-Forex.com Hong Kong, Ltd.	3,754	—
GAIN Global Markets, Inc.	288	—
GAIN Capital-Forex.com Canada Ltd.	4,229	—
GAIN Capital-Forex.com Singapore Ltd.	377	—
GAIN GTX Singapore Pte. Ltd.	81	31
Island Traders (Cayman) Limited	10	—
Total	$268,512	$43,576
At June 30, 2013, as reflected in the table above, we had approximately $43.6 million of undistributed earnings of our foreign subsidiaries indefinitely invested outside the United States. A substantial portion of these earnings are expected to be used to fund the cash portion of the purchase price for our acquisition of GFT, with any remaining amounts expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. No provision has been made for foreign taxes associated with these earnings, as any amounts not retained by our foreign subsidiaries will be used to fund the GFT acquisition in a manner that we believe will not result in income tax liability. If these earnings had been repatriated into the United States as of June 30, 2013, in the form of dividends or otherwise, the Company would have been subject to additional income taxes of approximately $5.7 million.
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
Regulatory requirements have remained substantially the same as those disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2013 with the exception of the requirements of GAIN Capital Forex.com Australia, Pty. Ltd. (“GCAU”). GCAU holds an Australian Financial Services License issued by the ASIC. As of January 31, 2013, the ASIC implemented changes to the Regulatory Guide 166. As a result of these changes, GCAU is required to maintain a minimum capital requirement of $0.5 million (AUD 0.5 million) or 5% of the average revenue. This change did not have a material impact on us.

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of June 30, 2013 and the actual amounts of capital that were maintained on that date (amounts in millions):

	Minimum Regulatory	Capital Levels	Excess Net
Entity Name	Capital Requirements	Maintained	Capital
GAIN Capital Group, LLC	$25.0	$45.4	$20.4
GAIN Capital Securities, Inc.	0.1	0.3	0.2
GAIN Capital-Forex.com U.K., Ltd.	18.4	38.2	19.8
Forex.com Japan Co., Ltd.	2.5	7.0	4.5
GAIN Capital Forex.com Australia, Pty. Ltd.	0.5	1.4	0.9
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.5	1.6
GAIN Global Markets, Inc.	0.1	0.3	0.2
GAIN Capital-Forex.com Canada Ltd.	0.2	1.8	1.6
Total	$48.7	$97.9	$49.2
Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC, is subject to the CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these rules, GAIN Capital Group, LLC is required to maintain adjusted net capital of $20.0 million plus 5.0% of the total payables to customers over $10.0 million, as these terms are defined under applicable rules. Net capital represents our current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets consist primarily of cash and cash equivalents reported on our balance sheet as cash, receivables from brokers and trading securities, which primarily consist of short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of June 30, 2013, GAIN Capital Group, LLC had net capital of approximately $52.4 million, adjusted net capital of $45.4 million and net capital requirements of $25.0 million. As of June 30, 2013, the excess net capital of GAIN Capital Group, LLC was $20.4 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements.
In addition to our regulatory requirements, we are required to maintain cash on deposit with our wholesale forex trading partners in order to conduct our trading activities. As of June 30, 2013, we posted $97.4 million in cash with wholesale forex trading partners, of which $45.6 million was required as collateral pursuant to our agreements for holding foreign exchange positions with such institutions, and the remaining $51.7 million represented available cash in excess of required collateral. As of June 30, 2013, total client assets were $476.8 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from our clients’ open positions. The table set forth below provides information regarding our total available liquidity as of June 30, 2013 and as of December 31, 2012. We use this non-GAAP measure to evaluate our business operations and our ability to continue to grow through acquisitions (amounts in millions):

	As of June 30, 2013	As of December 31, 2012
Cash & cash equivalents	$60.0	$36.8
Cash & securities held for customers	476.8	446.3
Short term investments(1)	0.8	1.4
Receivable from banks & brokers(2)	97.4	89.9
Total operating cash	635.0	574.4
Less: Cash & securities held for customers	(476.8)	(446.3)
Net operating cash	158.2	128.1
Less: Minimum regulatory capital requirements	(48.7)	(45.6)
Note payable	(10.0)	—
Free cash available(3)	99.5	82.5

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

(3)	Excludes current liabilities of $23.6 million and $19.9 million at June 30, 2013 and December 31, 2012, respectively.
Credit Facility
We have a $50.0 million revolving line of credit through a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank. The amount available varies from time to time due to the terms of the financial covenants contained in the credit facility agreement. As of June 30, 2013, $10.0 million was outstanding under the revolving line of credit, with a further $40.0 million available for drawdown.
On April 24, 2013, we signed a definitive agreement to acquire Global Futures & Forex, LTD, a global provider of retail forex and derivatives trading with offices in London, Singapore, Tokyo, Sydney and Grand Rapids, Michigan. The transaction is subject to customary closing conditions, not all of which have been satisfied as of the date of this report. We continue to work through the issues that must be resolved in order to close the acquisition. At or shortly before the closing of the acquisition, we intend to repay all amounts outstanding under and terminate the line of credit.
Cash Flow
The following table sets forth a summary of our cash flow for the six months ended June 30, 2013 and the six months ended June 30, 2012 (amounts in thousands):

	For the Six Months Ended June 30,
	2013	2012
Cash provided by / (used by) operating activities	$19,491	$(26,572)
Cash used for investing activities	(2,303)	(3,574)
Cash provided by / (used for) financing activities	5,961	(11,898)
Effect of exchange rate changes on cash and cash equivalents	60	4,180
Net increase / (decrease) in cash and cash equivalents	$23,209	$(37,864)
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
Cash provided by operating activities was $19.5 million for the six months ended June 30, 2013, compared to cash used by operating activities of $26.6 million for the six months ended June 30, 2012. The primary reason for the increase in cash provided by operating activities was an increase in net income of $18.3 million together with a decrease in receivables from bank and brokers of $29.0 million.
Cash used for investing activities was $2.3 million for the six months ended June 30, 2013, compared to cash used by investing activities of $3.6 million for the six months ended June 30, 2012. The reduction was a result of decreased capital spend of $0.7 million and proceeds of $0.6 million from the sale of Treasury Bills.
Cash provided by financing activities was $6.0 million for the six months ended June 30, 2013, compared to cash used by financing activities of $11.9 million for the six months ended June 30, 2012. The increase in cash provided by financing activities of $17.9 million was primarily due to a $10.0 million drawdown on the revolving line of credit in the six months ended June 30, 2013, together with a $7.9 million repayment of the revolving line of credit in the six months ended June 30, 2012.
Capital Expenditures
Capital expenditures were $2.9 million for the six months ended June 30, 2013, compared to $3.6 million for the six months ended June 30, 2012. Capital expenditures for both periods primarily related to the development of our trading platforms and websites.
Contractual Obligations
For the six months ended June 30, 2013, there were no significant changes to our vendor obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. The following table sets forth our contractual obligations for operating leases as of June 30, 2013 (amounts in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$16,390	$1,680	$3,026	$2,505	$9,179
Off-Balance-Sheet Arrangements
At June 30, 2013 and December 31, 2012, we did not have any off-balance-sheet arrangements.
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
Allowance for Doubtful Accounts
We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against Other assets on our Condensed Consolidated Balance Sheet, totaled approximately $0.4 million at June 30, 2013 and $0.1 million at December 31, 2012, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management may also change, which could affect the level of our future provision for doubtful accounts.
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
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements. Our net interest expense is directly affected by the spread between the short-term interest rates we pay our customers on their balances and the short-term interest rates we earn from re-investing their cash. These spreads can widen or narrow when interest rates change. In addition, a portion of our interest income relates to customer balances on which we do not pay interest and, therefore, is directly affected by the absolute level of short-term interest rates. As a result, a portion of our interest income will decline if interest rates fall, regardless of the interest rate spreads that affect the remaining portion of our interest income. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and customer cash held is held in cash and cash equivalents including cash at banks, deposits at wholesale forex trading partners and in money market funds, which invest in short-term U.S. government securities. The interest rates earned on these deposits and investments affects our interest revenue. In addition, the interest we pay on our notes payable is based on the prime rate plus interest of 0.5%. We estimate that as of June 30, 2013, a 100 basis point increase in short-term interest rates would result in approximately $6.0 million more in annual pretax income.
Foreign Currency Exposures
Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our assets denominated in foreign currencies as well as our earnings due to the translation of the balance sheets and income statements of our foreign subsidiaries from local currencies to United States dollars. We currently have limited exposure to currency risk. For the six months ended June 30, 2013, 84.1% of our assets, 77.0% of our liabilities, 84.1% of our revenue and 82.4% of our expenses were denominated in U.S. dollars. We currently do not take proprietary directional positions to mitigate our exposure to changes in foreign currency exchange rates.
Credit Risk
Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. As a result, we require that each trade must be collateralized in accordance with our margin policies described below. Each customer is required to have minimum funds in their account for opening positions, which we refer to as the initial margin, and for maintaining positions, which we refer to as maintenance margin, depending on the currency pair being traded. Margin requirements are expressed as a percentage of the customer’s total position in that currency, and the customer’s total margin requirement is based on the aggregate margin requirement across all of the positions that a customer holds at any one moment in time. Each net position in a particular currency pair is margined separately. Accordingly, we do not net across different currency pairs, thereby following a fairly conservative margin policy. Our systems automatically monitor each customer’s margin requirements in real time, and we confirm that each of our customers has sufficient cash collateral in his or her account before we execute their trades. If at any point in time a customer has “negative equity” because his or her trading position does not comply with the applicable margin requirement, the position may be automatically liquidated, in part or in full, in accordance with our margin policies and procedures. This policy protects both us and the customer. The incidence of negative equity in customer accounts has been immaterial to our operations in the six months ended June 30, 2013 and 2012, which we believe was attributable to our real-time margining and liquidation policies and procedures. Our margin and liquidation policies are set forth in our customer agreements.
We are also exposed to potential credit risk relating to the counter parties with which we hedge our trades and the financial institutions with which we deposit cash. We mitigate these risks by allocating our funds across several of the largest financial institutions in the market. Additionally, we have policies in place which limit the funds we hold at any given institution. In the event that our access to one or more financial institutions becomes limited, our ability to hedge may be impaired.
Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counter party to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not take proprietary directional market positions and, therefore, do not initiate market positions for our own account in anticipation of future movements in the relative prices of the products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of June 30, 2013, we maintained capital levels of $97.9 million, which represented approximately 2.0 times the capital we were required to hold.
Cash Liquidity Risk
In normal conditions, our market making business of providing online forex trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currency pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with nine financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of the available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customer’s funds. Collateral on deposit ranged from $123.3 million to $129.5 million in the aggregate for the six months ended June 30, 2013.
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

Operational Risk
Our operations are subject to a variety of risks including those resulting from technological interruptions, failures or capacity constraints in addition to risks involving human error or misconduct. Regarding technological risks, we are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations. We have established a program to monitor our computer systems, platforms and related technologies and to promptly address issues that arise. We have also established disaster recovery facilities in strategic locations to ensure that we can continue to operate with limited interruptions in the event that our primary systems are damaged. As with our technological systems, we have established policies and procedures designed to monitor and prevent both human error, such as clerical mistakes and incorrectly placed trades, as well as human misconduct, such as unauthorized trading, fraud and negligence. In addition, we seek to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies.
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
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For the six months ended June 30, 2013, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2012, filed on March 18, 2013. The following supplements and amends those discussions.
As previously disclosed, on February 16, 2012, we received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with us and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on us, the claimants requested, and we agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. We submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012, we received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. We subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to our motion on June 2, 2013 and subsequently we filed a response to this answer on July 15, 2013. A hearing on the Company’s application has been scheduled for September 2013. We can provide no assurances that this matter will be successfully resolved. This matter is currently pending. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.
As previously disclosed, through our acquisition of OEC, we became the subject of a patent infringement lawsuit originally filed against OEC on February 9, 2010 in the U.S. District Court for the Northern District of Illinois by Trading Technologies International, Inc. seeking injunctive relief and unspecified damages. As reflected in a Second Amended Complaint filed on June 15, 2011, plaintiff alleges infringement of 12 patents relating to real-time display of price quotes and market depth on OEC’s electronic trading interfaces. The case was consolidated with 11 related cases in February 2011, and the parties have exchanged infringement, non-infringement and invalidity contentions for several of the disputed patents. In June 2011 the court stayed discovery to allow summary judgment briefing on the ramifications of a recent Federal Circuit decision. On February 9, 2012, the court issued an order, which granted OEC’s motions for summary judgment, resulting in a substantial narrowing of the scope of plaintiff’s claims. Plaintiff filed a motion for reconsideration of that ruling on March 8, 2012. Plaintiff also filed a motion for certification of judgment for interlocutory appeal. The court denied plaintiff’s motion for reconsideration but granted plaintiff’s motion for certification of judgments of patent invalidity with respect to four of the asserted patents. Since that ruling, the court has continued its stay of discovery. Oral argument on plaintiffs’ appeal took place on May 8, 2013 before the U.S. Court of Appeals for the Federal Circuit and a decision is expected within the next three months. Plaintiff’s complaint does not specify the amount of damages sought. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.

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
Our proposed acquisition of Global Futures & Forex, Ltd. (“GFT”) is significant, and we may not be able to successfully complete the acquisition on acceptable terms, or at all. Completion of the acquisition is subject to customary closing conditions, not all of which have been satisfied. We can provide no assurance that such conditions will be satisfied.
We also may not be able to successfully integrate and combine the operations, personnel and technology of GFT with our operations. Because of the technical complexity of integrating GFT's trading platforms with ours, if integration is not managed successfully by our management, we may experience interruptions in our business activities, a deterioration in our employee and customer relationships, a failure to achieve expected operating synergies and increased costs of integration, all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, in connection with the acquisition, we expect to enter into a Loan and Security Agreement with Gary L. Tilkin on the closing date pursuant to which we will receive a term loan from Mr. Tilkin. The terms of the agreement limit our ability to incur additional indebtedness without Mr. Tilkin's prior written consent, which may have an adverse effect on our ability to fund capital expenditures and other working capital needs of our business, including those that may be necessary to successfully integrate GFT with our operations. If this limitation on our access to credit prevents us from obtaining sufficient funds necessary to operate our business or to properly and efficiently integrate GFT's trading platforms with ours, our business, financial condition and results of operations may be materially adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
None.
(b) Purchase of Equity Securities by the Issuer
The following table presents information regarding our purchases of our common stock in the six months ended June 30, 2013:

Period(1)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
January 1, 2013—January 31, 2013	75,000	$4.20	75,000	$1,404,436
February 1, 2013—February 28, 2013	12,706	$4.24	12,706	$1,350,443
March 1, 2013—March 31, 2013	63,390	$4.20	63,390	$1,084,020
April 1, 2013—April 30, 2013	14,999	$4.23	14,999	$1,020,339
May 1, 2013—May 31, 2013	31,398	$4.74	31,398	$15,870,742
June 1, 2013—June 30, 2013	—	—	—	$15,870,742

(1)
On May16, 2011, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $10.0 million for the purchase of the Company’s common stock. On May 7, 2012, the Company announced that the Board of Directors approved to increase the total amount available for the purchase of the Company's common stock by $15.0 million.

(2)	Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1
Stock Purchase Agreement, dated as of April 24, 2013, by and among GAIN Capital Holdings, Inc., Gary J. Tilkin and Global Futures & Forex, Ltd. (Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 10, 2013, No. 001-35008).

10.1
Stockholders’ Agreement, dated as of April 24, 2013, by and among GAIN Capital Holdings, Inc. and Gary J. Tilkin (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 10, 2013, No. 001-35008).

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

Date: August 8, 2013	/s/ Glenn H. Stevens
Glenn H. Stevens

President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2013	/s/ Daryl J. Carlough
Daryl J. Carlough

Interim Chief Financial Officer, Treasurer, Chief Accounting Officer and Corporate Controller (Principal Financial and Accounting Officer)