Form 10-Q
period 2013-09-30
GAIN Capital Holdings, Inc.
filed 2013-11-12
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 11, 2013, the registrant had 39,610,053 shares of common stock, $0.00001 par value per share, outstanding.

GAIN Capital Holdings, Inc.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION
GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheet
(Unaudited)
(in thousands, except share data)

	As of September 30, 2013	As of December 31, 2012
ASSETS:
Cash and cash equivalents	$28,323	$36,820
Cash and securities held for customers	684,071	446,311
Short term investments, at fair value	804	1,437
Receivables from banks and brokers, ($10,606) and $810, respectively, at fair value	186,438	89,916
Property and equipment, net of accumulated depreciation	18,631	11,023
Prepaid assets	11,188	7,704
Goodwill	11,406	9,030
Intangible assets, net	36,313	9,868
Other assets, net	34,970	17,153
Total assets	$1,012,144	$629,262
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers, brokers, dealers, FCMs and other regulated entities	$684,071	$446,311
Accrued compensation and benefits	11,188	6,055
Accrued expenses and other liabilities	56,032	12,585
Income tax payable	4,801	1,481
Loan payable	33,200	—
Total liabilities	789,292	466,432
GAIN Capital Holdings, Inc. shareholders’ equity
Common stock ($0.00001 par value; 60 million shares authorized; 41,331,924 shares issued and 39,548,179 shares outstanding as of September 30, 2013; 36,486,036 shares issued and 34,924,095 shares outstanding as of December 31, 2012)	—	—
Accumulated other comprehensive income	1,366	1,249
Additional paid-in capital	124,439	85,089
Treasury stock, at cost (1,783,745 shares at September 30, 2013 and 1,561,941 at December 31, 2012, respectively)	(9,267)	(8,280)
Retained earnings	106,314	84,772
Total GAIN Capital Holdings, Inc. shareholders’ equity	222,852	162,830
Total liabilities and shareholders’ equity	$1,012,144	$629,262
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE:
Trading revenue	$50,919	$34,316	$143,708	$104,590
Commission revenue	12,662	5,435	37,749	13,523
Other revenue	(3,010)	157	1,700	825
Total non-interest revenue	60,571	39,908	183,157	118,938
Interest revenue	207	119	629	405
Interest expense	180	42	428	428
Total net interest revenue/(expense)	27	77	201	(23)
Net revenue	60,598	39,985	183,358	118,915
EXPENSES:
Employee compensation and benefits	16,222	11,905	45,028	35,424
Selling and marketing	5,713	5,748	15,858	20,116
Trading expenses and commissions	18,026	8,927	51,075	26,862
General and administrative	5,710	5,261	16,669	14,694
Depreciation and amortization	1,852	1,126	5,234	3,234
Purchased intangible amortization	486	565	1,687	3,450
Communications and technology	2,249	1,891	6,503	5,607
Bad debt provision	807	46	1,193	248
Acquisition expense	451	85	1,456	85
Restructuring	439	—	439	634
Total	51,955	35,554	145,142	110,354
INCOME BEFORE INCOME TAX EXPENSE	8,643	4,431	38,216	8,561
Income tax expense	3,043	1,210	11,172	2,152
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	5,600	3,221	27,044	6,409
Other comprehensive income, net of tax:
Foreign currency translation adjustment	3,983	210	117	638
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$9,583	$3,431	$27,161	$7,047
Earnings per common share:
Basic	$0.16	$0.09	$0.76	$0.18
Diluted	$0.14	$0.08	$0.69	$0.16
Weighted average common shares outstanding used in computing earnings per common share:
Basic	36,062,659	35,250,404	35,563,701	34,893,622
Diluted	39,730,857	38,560,657	38,722,667	38,927,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total
	Shares	Amount
BALANCE—December 31, 2012	34,924,095	$—	$(8,280)	$85,089	$84,772	$1,249	$162,830
Exercise of options	864,834	—	—	1,524	—	—	1,524
Issuance of common stock	3,625,721	—	—	35,079	—	—	35,079
Conversion of restricted stock into common stock	303,074	—	—	—	—	—	—
Shares issued under employee stock purchase plan	52,259	—	—	181	—	—	181
Repurchase of shares	(221,804)	—	(987)	—	—	—	(987)
Stock compensation expense	—	—	—	2,272	—	—	2,272
Foreign currency translation adjustment	—	—	—	—	—	117	117
Tax benefit of stock options exercises	—	—	—	373	—	—	373
Other	—	—	—	(79)	(154)	—	(233)
Dividend declared ($0.05 dividend per share)	—	—	—	—	(5,348)	—	(5,348)
Net income	—	—	—	—	27,044	—	27,044
BALANCE—September 30, 2013	39,548,179	$—	$(9,267)	$124,439	$106,314	$1,366	$222,852
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,044	$6,409
Adjustments to reconcile net income to cash provided by operating activities
Gain on foreign currency exchange rates	2,243	1,908
Depreciation and amortization	6,921	6,684
Deferred taxes	2,076	(1,080)
Amortization of deferred financing costs	—	51
Bad debt provision	1,193	216
Loss on disposal of fixed assets	—	34
Stock compensation expense	2,272	2,623
Changes in operating assets and liabilities:
Cash and securities held for customers	(13,173)	(10,760)
Receivables from banks and brokers	(37,952)	1,000
Prepaid assets	(1,617)	1,637
Other assets	(5,494)	(150)
Payables to customers, brokers, dealers, FCMs and other regulated entities	13,173	10,512
Accrued compensation and benefits	5,130	(97)
Accrued expenses and other liabilities	5,364	61
Income tax payable	3,190	46
Cash provided by operating activities	10,370	19,094
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,351)	(6,486)
Purchases of Treasury Bills	—	(44,954)
Sale of Treasury Bills	606	—
Acquisition and funding of OEC, net of cash acquired	—	(6,813)
Acquisition and funding of GFT, net of cash acquired	(4,219)	—
Cash used for investing activities	(7,964)	(58,253)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquired assets	(2,420)	(1,818)
Principal payment on revolving line of credit	—	(7,875)
Proceeds from exercise of stock options	1,524	1,873
Proceeds from employee stock purchase plan	181	216
Purchase of treasury stock	(987)	(1,439)
Tax benefit from employee stock option exercises	373	(24)
Dividend payment	(5,348)	(5,212)
Cash used for financing activities	(6,677)	(14,279)
Effect of exchange rate changes on cash and cash equivalents	(4,226)	868
DECREASE IN CASH AND CASH EQUIVALENTS	(8,497)	(52,570)
CASH AND CASH EQUIVALENTS—Beginning of period	36,820	60,221
CASH AND CASH EQUIVALENTS—End of period	$28,323	$7,651
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash (paid) / received during the year for:
Interest	$(190)	$(189)
Taxes	$(5,540)	$3,279
Non-cash investing activities:
Purchase of fixed assets in accrued expense and other liabilities	$—	$835
Additional payment for OEC Accrued expenses and other liabilities	$—	$(2,593)
Non-cash financing activities:
Common stock issued as consideration for GFT	$(35,079)	$—
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
GAIN Capital Group, LLC
GAIN Capital-Forex.com U.K., Ltd.
Forex.com Japan Co., Ltd.
GAIN Capital Forex.com Australia Pty. Ltd.
GAIN Capital-Forex.com Hong Kong Ltd.
GAIN Capital-Forex.com Canada, Ltd.
GAIN GTX, LLC
Global Futures & Forex, Ltd.
GFT Global Markets UK Ltd.
GFT Global Markets Asia Pte., Ltd.
In September 2013, the Company purchased all of the outstanding share capital of Global Futures & Forex, Ltd., a Michigan corporation ("GFT"). See Note 5 "Acquisitions" for further details related to this acquisition.
During 2012, the Company purchased all of the outstanding shares of capital stock of Paragon Futures Group, Inc., a Delaware corporation. Paragon owned all of the membership interests of Open E Cry, LLC (together “OEC”), an internet based futures business subject to the regulations of the CFTC. In November 2012, OEC was merged into Group, LLC. See Note 5 "Acquisitions" for further details related to this acquisition.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company identified an error in the income tax provision recorded in the year ended December 31, 2010, and in the corresponding recognized tax assets and liabilities. The Company considered guidance in ASC 250, including ASC 250-10-S99 SEC, formerly Staff Accounting Bulletin Release Topic 1.M, Materiality (“SAB 99”), and SEC Staff Accounting Bulletin Release Topic 1.N, Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), and concluded that the error did not constitute a material change to its previously issued consolidated financial statements. However, in order to accurately reflect the tax charge in the appropriate period, the Company has restated the Other assets, net, Income tax payable and Retained earnings balances as of December 31, 2012 to reflect the adjustment as if it had been made in the correct period. The correction of this error had no impact on amounts presented on the Consolidated Statements of Operations and Comprehensive Income or Consolidated Statements of Cash Flows presented herein.

The table below describes the impact on the Consolidated Balance Sheet of the changes described above:

	As of December 31,
	Restated 2012	As reported 2012
Other assets, net	17,153	17,804
Income tax payable	1,481	1,275
Retained earnings	84,772	85,629
In the three and nine months ended September 30, 2012, the Company presented certain revenue related to its securities business in “Other revenue” on the Condensed Consolidated Statements of Operations and Comprehensive Income. However, due to the expansion of the Company’s institutional business in recent periods, and the addition of the exchange based business, OEC, the Company has reclassified revenue from these businesses from “Institutional trading revenue” and “Other Revenue” respectively to “Commission Revenue” in the Condensed Consolidated Statements of Operations and Comprehensive Income presented herein. The change in presentation had no effect on the total non-interest revenue or total net revenue.
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
Previously, the Company presented certain acquisition expenses in "General and administrative". To provide greater transparency over these costs and enable easier comparison of operating performance, the Company has reclassified these costs to "Acquisition expense". The change in presentation has no effect on the total expenses.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board, ("FASB") issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2011-13 requires presenting unrecognized tax benefits netted against deferred tax assets if such assets are sufficient and expected to replace cash payment, should an uncertain tax position not be sustained. This update is effective for annual periods beginning on or after December 15, 2013, and interim periods within those annual periods. Entities can choose to apply the update retrospectively. Management has not adopted this update early and continues to evaluate it’s effect on the Company's condensed consolidated financial statements in anticipation of the effective date.
In February 2013, the issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an entity to present information about significant items reclassified out of Accumulated Other Comprehensive Income (AOCI) by component and for items reclassified out of AOCI and into net income, an entity must disclose the effect of such items on the affected net income line item. ASU No. 2013-02 is effective for annual periods beginning on or after December 15, 2012 and interim periods within those annual periods and must be applied retrospectively. The adoption of ASU 2013-02 had no impact on the Company's condensed consolidated financial statements.
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

3. ADDITIONAL FINANCIAL INFORMATION
Fair Value Measurement
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis during the period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of September 30, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Money market accounts	$1,058	$—	$—	$1,058
Open contracts and other positions	—	(10,739)	—	(10,739)
CIBC treasury bills	721	—	—	721
Certificates of deposit	82	—	—	82
Investment in gold	133	—	—	133
Customer and broker open contracts and other positions	—	123,121	—	123,121
Total	$1,994	$112,382	$—	$114,376

	Fair Value Measurements on a Recurring Basis as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market accounts	$12,064	$—	$—	$12,064
Open contracts and other positions	810	—	—	810
U.S. treasury bills	29,998	—	—	29,998
CIBC treasury bills	1,355	—	—	1,355
Certificates of deposit	82	—	—	82
Investment in gold	168	—	—	168
Customer and broker open contracts and other positions	74,943	—	—	74,943
Total	$119,420	$—	$—	$119,420
The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period. The Company has included Open contracts and other positions and Customer and broker open contracts and other positions as Level 2 as of September 30, 2013 as these represent the fair value of the derivative contracts which are indexed to securities and commodities with quoted prices in active markets.
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

Financial Instruments Not Measured at Fair Value
The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the Condensed Consolidated Balance Sheet (amounts in thousands). The carrying values of Receivables from banks and brokers not measured at fair value approximate fair value because of the relatively short period of time between their origination and expected maturity. The carrying values of Payables to customers, brokers, dealers, FCMs, and other regulated entities include amounts deposited by these financial institutions in order for the Company to act as a clearing broker. The carrying value of Payables to customers, brokers, dealers, FCMs, and other regulated entities are based on observable market prices and approximate fair value. The carrying value of Loan payable represents the term loan entered into as part of the GFT acquisition (see note 6). The loan is at a market rate and therefore the carrying value is deemed to be the fair value. The carrying value of Accrued expense and other liabilities includes $20.0 million, referred to as the Holdback Amount, to be paid net of an amount required to settle certain liabilities of GFT after the closing date of the acquisition (see note 5). The carrying values of Accrued expense and other liabilities not measured at fair value approximate fair value because of the relatively short period of time between their origination and expected settlement date.
In April 2011, the Company acquired customer account balances and effective customer agreements from Deutsche Bank AG, relating to Deutsche Bank’s “dbFX” business, for an upfront payment and additional contractual future payments to be made to Deutsche Bank based upon volume generated from the acquired customers over a two-year period following the closing of the acquisition. In accordance with ASC 835-30, Interest, the Company accounted for the payments due to dbFX as a note payable. As such, the total payments due to dbFX under the agreement were discounted to their present value using an imputed rate of interest. This liability was settled during July 2013.

	As of September 30, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from banks and brokers	$197,044	$197,044	—	$197,044	—
Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	807,192	807,192	—	807,192	—
Loan payable	$33,200	$33,200		$33,200
Accrued expense and other liabilities	$20,000	$20,000		$20,000

	As of December 31, 2012		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from banks and brokers	$89,106	$89,106	—	$89,106	—
Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	$371,368	$371,368	—	$371,368	—
Payable to dbFX	$2,386	$2,392	—	—	$2,392
The Company’s investment in Kapitall, Inc., recorded in Other assets, is carried at cost. It is not practical to estimate the fair value of the Kapitall, Inc. stock as Kapitall, Inc. is a privately held company and there is no available market transaction data.

Receivables from Banks and Brokers
Amounts receivable from banks and brokers consisted of the following as of (amounts in thousands):

	September 30, 2013	December 31, 2012
Required collateral	$119,298	$47,595
Cash in excess of required collateral	77,746	41,343
Open positions	(10,739)	810
Investment in spot gold	133	168
	$186,438	$89,916
The Company has posted funds with banks and brokers as collateral required by agreements for holding trading positions. In addition, the Company has deposited with such banks and brokers cash in excess of required collateral. These amounts are reflected as Receivables from banks and brokers on the Condensed Consolidated Balance Sheets.
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

	September 30, 2013
	Gross amounts of assets for derivative open positions at fair value	Gross amount of liabilities for derivative open positions at fair value	Net amounts of assets/liabilities for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$134,088	$29,000	$105,088
CFD contracts	29,595	28,210	1,385
Metals contracts	10,038	4,129	5,909
Total	$173,721	$61,339	$112,382

	September 30, 2013
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from bank and brokers	$197,044	$(10,739)	$186,438
Payables to customers, brokers, dealers, FCMs and other regulated entities	$807,192	$123,121	$684,071
The Company’s derivatives include different contract types, which vary in price. Foreign exchange contracts typically have prices less than two dollars, while certain metals contracts and contracts for difference can be considerably higher priced. The table below represents the notional values of the Company’s derivative instruments reported within Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities on the accompanying Condensed Consolidated Balance Sheet (amounts in millions):

	September 30, 2013
	Notional amounts of derivative open long positions	Notional amounts of derivative open short positions
Derivative Instruments:
Foreign currency exchange contracts	$2,805	$3,713
CFD contracts	331	62
Metals contracts	1	—
Total	$3,137	$3,775

The Company did not designate any of its derivatives as hedging instruments. Net gains/(losses) with respect to derivative instruments reflected in Trading Revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2013 were as follows (amounts in thousands):

Derivative Instruments:
Foreign currency exchange contracts	$88,111
CFD contracts	11,324
Metals contracts	44,273
Total	$143,708
Property and Equipment
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	September 30, 2013	December 31, 2012
Software	$24,157	$19,757
Computer equipment	6,634	5,248
Leasehold improvements	6,518	1,863
Telephone equipment	725	725
Office equipment	1,944	1,471
Furniture and fixtures	1,107	241
Web site development costs	654	654
	41,739	29,959
Less: Accumulated depreciation and amortization	(23,108)	(18,936)
Property and equipment, net	$18,631	$11,023
As mentioned in Note 1 above, in September 2013, the Company purchased all of the outstanding share capital of GFT. The allocation of the preliminary purchase price to property and equipment is detailed below in Note 5, “Acquisition”.
Depreciation and amortization expense for property and equipment was $1.9 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and $5.2 million and $3.2 million for the nine months ended September 30, 2013 and 2012, respectively.
Intangible Assets
The Company's various finite-lived intangible assets consisted of the following as of (amounts in thousands):

	September 30, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer list	$21,974	$(13,237)	$19,356	$(12,138)
Technology	26,860	(352)	1,560	(37)
Trademark	750	(14)	430	(14)
Non-compete agreement	—	—	1,859	(1,510)
	$49,584	$(13,603)	$23,205	$(13,699)
As mentioned in Note 1 above, in September 2013, the Company purchased all of the outstanding share capital of GFT. The allocation of the preliminary purchase price to intangible assets is detailed below in Note 5, “Acquisition”.
In 2003, the Company acquired the Forex.com domain name for $0.3 million, and in 2004, the foreignexchange.com domain name was purchased for $0.1 million. Because the rights to use these domain names require the payment of a nominal annual renewal fee, management determined that there was no legal, regulatory or technological limitation on their useful lives. Accordingly, these indefinite-lived assets are not amortized. In accordance with ASC 350-10, the Company tests intangible assets for impairment on an annual basis in the fourth quarter and on an interim basis when conditions indicate impairment may have occurred.

Amortization expense for the purchased intangibles was $0.5 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively and $1.7 million and $3.4 million for the nine months ended September 30, 2013 and 2012, respectively. Intangibles arising on the GFT acquisition contributed seven days of amortization expense amounting to $0.1 million.
Goodwill
Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net identifiable assets of an acquired business. As of September 30, 2013 and December 31, 2012, the Company had recorded goodwill of approximately $11.4 million and $9.0 million, respectively.
Goodwill increased $1.7 million as a result of the acquisition of GFT. In addition, during the nine months ended September 30, 2013, the finalization of the fair value of assets acquired as a result of the OEC acquisition in 2012 resulted in an increase of $0.7 million to goodwill.
Other Assets
Other assets consisted of the following as of (amounts in thousands):

	September 30, 2013	December 31, 2012
Vendor and security deposits	$3,508	$3,647
Current tax receivable	7,125	5,549
Deferred tax assets	3,338	4,968
Investment in Kapitall, Inc.	500	500
Indemnification asset	12,077	—
Miscellaneous receivables	8,422	2,489
	$34,970	$17,153

The Company has recorded a liability of $12.3 million in Accrued expenses and other liabilities. This represents the Company's best estimate for the settlement of certain liabilities that were incurred as a result of ordinary course of operations in GFT prior to its acquisition. The actual amount required to settle these liabilities may vary from this estimate.

Under the terms of the acquisition of GFT, the selling stockholder of GFT has agreed to indemnify the Company for these liabilities that are expected to be settled after September 24, 2013. Based on the Company's best estimate of the amounts necessary to settle such liabilities, the Company recorded an indemnification asset of $12.1 million at September 30, 2013. This is included within Other current assets in the preliminary purchase price allocation of GFT, refer to note 5.

4. RELATED PARTY TRANSACTIONS
Certain officers and directors of the Company have personal funds on deposit in customer accounts with the Company, which are recorded in Payables to customers, brokers, dealers, FCMs and other regulated entities on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $2.6 million and $2.4 million at September 30, 2013 and December 31, 2012, respectively.
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

5. ACQUISITIONS

Global Futures & Forex, Ltd

On September 24, 2013, GAIN Capital Holdings, Inc., entered into an Amended and Restated Stock Purchase Agreement with Gary L. Tilkin, a natural person (the “Seller”), and GFT, pursuant to which the Company purchased all of the issued and outstanding share capital of GFT from the Seller. The acquisition was made as part of the Company's strategy to increase its offering of products and to expand its retail and institutional businesses into new markets and geographies.

The preliminary purchase price of GFT was derived as follows (amounts in thousands):

Cash	$40,000
Loan payable	33,200
Common Stock issued	35,079
Total purchase price	$108,279
The preliminary purchase price of GFT was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Cash and cash equivalents acquired	$15,781
Cash and cash equivalents held for customers acquired	228,419
Receivable from brokers	61,028
Property and equipment	7,515
Other current assets	18,928
Total tangible assets	331,671
Total liabilities assumed	253,558
Net assets	78,113
Consideration less net assets	30,165
Identifiable intangible assets:
Software	25,300
Customer relationships	3,150
Intangible assets, net	28,450
Goodwill	1,715
The foregoing purchase price allocation is preliminary. This is due to the proximity of the closing date of the acquisition to the period end. The final allocation will be based on final analyses of identifiable intangible assets, property and equipment, contingent liabilities and income taxes and will be finalized after the data necessary to complete the analyses of fair values of assets and liabilities is obtained and analyzed.
Acquisition expenses of $0.5 million and $1.5 million for the three months ended September 30, 2013 and the nine months ended September 30, 2013 respectively, were incurred. These are recorded in Acquisition expenses.
For the seven day period from acquisition to September 30, 2013, revenues generated by GFT were $2.8 million and expenses were $2.1 million generating a profit before taxes of $0.7 million.

OEC
On June 27, 2012, Group, LLC and optionsXpress Holdings, Inc., a subsidiary of The Charles Schwab Corporation, entered into a Stock Purchase Agreement whereby the Company acquired Paragon Futures Group, Inc., which owned all membership interests of OEC, an online futures broker, for a purchase price of $12.0 million. This acquisition was made as part of the Company’s plan to offer additional products to its customers and diversify its revenue streams. The transaction was completed on August 31, 2012. In addition to the $12.0 million paid at the closing, there was an additional payment made in the fourth quarter of 2012 of $2.7 million based on a contractual working capital adjustment.
The purchase price of OEC was derived as follows (amounts in thousands):

Cash paid	$12,000
Working capital adjustment	2,691
Total purchase price	$14,691

The purchase price of OEC was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Cash and cash equivalents acquired	$5,187
Cash and securities held for customers acquired	109,042
Receivables from brokers acquired	815
Other assets acquired	98
Total tangible assets acquired	$115,142
Total liabilities assumed	(109,960)
Identifiable intangible assets:
Trademark	650
Technology	1,630
Customer relationships	630
Goodwill	6,599

Acquisition expenses of $0.1 million for the three months ended September 30, 2012 and the nine months ended September 30, 2012 , were incurred. These are recorded in "Acquisition expenses".
Pro Forma Information:
The following unaudited pro forma operating data are presented as if the acquisition of GFT had occurred on January 1st of the respective fiscal years for which comparative information is presented. Additionally, the acquisition of OEC (which was consummated in August 2012) is presented as if it had consummated on January 1, 2012 for the purposes of the comparative periods. The unaudited pro forma data does not include the impact of forecasted operating expense synergies
The unaudited pro forma data is provided for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the Company and GFT and OEC operated as a combined entity for the periods presented.
Unaudited pro forma income statement line items for the three and nine months ended September 30, 2013 and 2012, were as follows (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE:
Total non-interest revenue	$81,195	$66,504	$270,027	$203,838
Interest revenue	215	231	735	838
Interest Expense	843	724	2,333	2,351
Total net interest revenue/(expense)	(628)	(493)	(1,598)	(1,513)
Net revenue	80,567	66,011	268,429	202,325
EXPENSES:
Depreciation and amortization	2,519	2,100	7,536	6,082
Purchased intangible amortization	1,215	1,444	3,997	6,057
Acquisition expense	451	85	1,456	85
Restructuring	439	—	439	634
Other expense items*	70,902	64,435	230,221	200,559
Total	75,526	68,064	243,649	213,417
INCOME BEFORE INCOME TAX EXPENSE	5,041	(2,053)	24,780	(11,092)
Income tax expense	1,890	(770)	9,293	(4,159)
Net income / (loss)	$3,151	$(1,283)	$15,487	$(6,933)
* Other expense items for the nine month period ended September 30, 2013 included a one-time, non-recurring expense of $8.8 million relating to a GFT accrual for certain liabilities to third parties.

6. TERM LOAN AND REVOLVER
As part of the acquisition of GFT, the Company's previously outstanding revolving line of credit was repaid in full, and a Loan and Security Agreement was entered into with the selling stockholder of GFT providing for a $33.2 million term loan to the Company. The loan will mature on the date that is five years from September 24, 2013, the closing date of the acquisition, and will bear interest at a rate of 8.0% per annum, payable quarterly. The Company will also make minimum quarterly payments of principal in an amount of $1.5 million per quarter, although no payments, other than scheduled interest payments, are required to be made until 80% of certain assumed liabilities of GFT are settled. Please see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - GFT Transaction" for more information about the Loan and Security Agreement.
7. SHARE BASED COMPENSATION
During the nine months ended September 30, 2013, 0.8 million shares of restricted stock and approximately 0.5 million options to purchase common stock, valued at $3.6 million and $0.6 million, respectively, were granted to employees and non-employee members of the Board of Directors, compared to 0.6 million shares of restricted stock and 0.3 million options to purchase common stock, valued at $3.1 million and $0.7 million, respectively during the nine months ended September 30, 2012.
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

	For the Nine Months Ended September 30,
	2013	2012
Valuation Assumptions
Risk-free rate	0.8%	0.9%
Expected volatility	48.8%	48.5%
Expected term (years)	4.75	4.75
Dividend yield	4.9%	—%
8. EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, vested restricted stock units which are to be delivered as soon as administratively practicable on or after December 31, 2014, unvested restricted stock units and unvested restricted stock awards. Approximately 0.6 million and 0.3 million stock options were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2013 and the nine months ended September 30, 2012, respectively, as they were anti-dilutive.
The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income applicable to GAIN Capital Holdings, Inc.	$5,600	$3,221	$27,044	$6,409
Adjustment(1)	—	—	154	—
Net income applicable to GAIN common shareholders	$5,600	$3,221	$26,890	$6,409
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	36,062,659	35,250,404	35,563,701	34,893,622
Effect of dilutive securities:
Stock options	1,620,851	1,382,802	1,244,009	1,764,568
RSUs/RSAs	2,047,347	1,927,451	1,914,957	2,269,483
Diluted weighted average common shares outstanding	39,730,857	38,560,657	38,722,667	38,927,673
Earnings per common share
Basic	$0.16	$0.09	$0.76	$0.18
Diluted	$0.14	$0.08	$0.69	$0.16

(1)
During the period an adjustment to retained earnings was made, reflecting the amounts deemed uncollectible associated with previously issued preferred stock, which was converted to common stock immediately prior to the IPO.

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
Litigation
On February 16, 2012, the Company received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with the Company and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on the Company, the claimants requested, and the Company agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. The Company submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012 the Company received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. The Company subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to the Company's motion on June 2, 2013 and subsequently the Company filed a response to this answer on July 15, 2013. A hearing was held on the Company's application for strike out and/or summary judgment on September 18 and 19, 2013.  After the hearing, the judge asked the claimants to respond in writing to his additional questions from the hearing.  The complaints had until October 11, 2013 to provide answers and the Company was given until November 1, 2013 to respond.  The Company is now waiting for the judge’s ruling on the motion.  The Company can provide no assurances that this matter will be successfully resolved. This matter is currently pending. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.
Through the Company’s acquisition of OEC, the Company became the subject of a patent infringement lawsuit originally filed against OEC on February 9, 2010 in the U.S. District Court for the Northern District of Illinois by Trading Technologies International, Inc. seeking injunctive relief and unspecified damages. As reflected in a Second Amended Complaint filed on June 15, 2011, plaintiff alleges infringement of 12 patents relating to real-time display of price quotes and market depth on OEC’s electronic trading interfaces. The case was consolidated with 11 related cases in February 2011, and the parties have exchanged infringement, non-infringement and invalidity contentions for several of the disputed patents. In June 2011 the court stayed discovery to allow summary judgment briefing on the ramifications of a recent Federal Circuit decision. On February 9, 2012, the court issued an order, which granted OEC’s motions for summary judgment, resulting in a substantial narrowing of the scope of plaintiff’s claims. Plaintiff filed a motion for reconsideration of that ruling on March 8, 2012. Plaintiff also filed a motion for certification of judgment for interlocutory appeal. The court denied plaintiff’s motion for reconsideration but granted plaintiff’s motion for certification of judgments of patent invalidity with respect to four of the asserted patents. On August 30, 2013, the Federal Circuit issued its opinion vacating the district court’s judgment of patent invalidity regarding four of the asserted patents.  On September 30, 2013, certain of the appellees filed a petition for rehearing and rehearing en banc with the Federal Circuit.  Since the district court’s certification of judgments ruling, the court has continued its stay of discovery. Plaintiff’s complaint does not specify the amount of damages sought. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.
10. INCOME TAXES
The Company’s provision for income taxes was approximately $3.0 million and $1.2 million for the three months ended September 30, 2013 and the three months ended September 30, 2012, respectively. These amounts reflect effective tax rates of 35.2% and 27.3%, respectively.
The Company’s provision for income taxes for the nine months ended September 30, 2013 and the nine months ended September 30, 2012 was $11.2 million and $2.2 million respectively.
The Company’s effective tax rates of 29.2% and 25.1% for the nine months ended September 30, 2013 and the nine months ended September 30, 2012, respectively, reflect the Company’s estimate of the annual effective tax rate, adjusted for certain discrete items. The primary reason for the difference in the effective tax rate for the nine months ended September 30, 2013 compared to the U.S. federal statutory income tax rate is due to the mix of earnings across foreign jurisdictions.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Condensed Consolidated Balance Sheet.
11. REGULATORY REQUIREMENTS
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of September 30, 2013 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GFT Global Markets UK Ltd.	$40.4	$51.9	$11.5	128%
GAIN Capital Group, LLC	24.8	44.1	19.3	178%
GAIN Capital-Forex.com U.K., Ltd.	20.9	50.5	29.6	242%
Forex.com Japan Co., Ltd.	3.5	10.8	7.3	309%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.8	1.9	200%
GFT Global Markets Asia Pte., Ltd.	1.6	1.8	0.2	113%
Global Futures & Forex, Ltd.	1.0	1.6	0.6	160%
GAIN Capital Forex.com Australia, Pty. Ltd.	0.4	2.7	2.3	675%
GAIN Capital-Forex.com Canada Ltd.	0.2	1.9	1.7	950%
GAIN Capital Securities, Inc.	0.1	0.2	0.1	200%
GAIN Global Markets, Inc.	0.1	0.3	0.2	300%
Total	$94.9	$169.6	$74.7	179%
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
For the nine months ended September 30, 2013 and the nine months ended September 30, 2012, no single customer accounted for more than 10% of the Company’s trading revenue. Although the Company allocates revenue to geographic regions for income tax purposes, the Company does not utilize this method for operational or internal reporting purposes and therefore the Company has no geographic regions for segment reporting.
13. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to September 30, 2013 to assess the need for potential recognition or disclosure in these consolidated financial statements. Such events were evaluated through November 12, 2013, the date these consolidated financial statements were issued.
In October 2013, the Company announced the payment of a $0.05 dividend per share of Common Stock payable on December 20, 2013 to stockholders of record on December 12, 2013.

In July 2013, GAIN Securities, an indirect wholly-owned subsidiary of the Company that principally offers equity products, entered into an agreement to transfer substantially all of its customer accounts to TradeKing, LLC. This transaction closed in October 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN”, the “Company”, “our”, “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. Our fiscal quarter ended on September 30, 2013.
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that we “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include those set forth in the section entitled “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and discussed elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described therein and herein are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair the business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

OVERVIEW

We are a global provider of trading services and solutions, facilitating market access across multiple asset classes to a diverse client base of retail and institutional investors. Founded in 1999, we have customers in more than 180 countries worldwide and conduct business from our offices in New York, New York; Bedminster, New Jersey; Grand Rapids, Michigan; Chicago, Illinois; Powell, Ohio; London, England; Tokyo, Japan; Sydney, Australia; Beijing, China; Hong Kong and Singapore.

Through our retail trading business we offer self-directed individuals access to a wide variety of financial markets and asset classes, including spot foreign exchange, or forex, and precious metals; “contracts-for-difference”, or CFDs, which are investment products with returns linked to the performance of an underlying commodity, equity index, interest rate product or individual security; options on forex, and exchange-traded products, including futures and options on futures. Our retail clients primarily access their accounts and trade online through our globally recognized FOREX.com brand using a suite of trading tools that we provide, including native applications for mobile and tablet devices. With the goal of delivering quality service, we also offer our retail customers access to market research and information, trader education and 24-hour customer support.
Our institutional trading business, GTX, launched in March 2010 to serve institutional market participants, including hedge funds and financial institutions. GTX offers electronic access to spot foreign exchange markets via a proprietary Electronic Communications Network, or ECN, and also facilitates more complex client orders in offline transactions via a team of execution consultants.
In September 2013, we completed our acquisition of Global Futures & Forex, Ltd., or GFT, a global provider of retail forex and derivatives trading. With the acquisition of GFT, we are able to offer customers an expanded product range totaling more than 12,500 financial products and have gained access to GFT’s extensive network of partners, through which we intend to further expand our retail and institutional businesses into new markets and geographies. Please see "GFT Transaction" below and Note 5 "Acquisitions" to our condensed consolidated financial statements for more information about the acquisition.

Market Overview
Overall market conditions improved in the nine months ended September 30, 2013, due in part to higher levels of volatility as compared to the multi-year lows experienced in 2012. While volatility levels in the quarter were still well below 2008-2011 averages, we saw increased engagement from clients in the quarter, resulting in higher trading volumes.
GFT Transaction
On September 24, 2013, we entered into an Amended and Restated Stock Purchase Agreement with Gary L. Tilkin and GFT pursuant to which we agreed to purchase all of the issued and outstanding shares of common stock of GFT from Mr. Tilkin. The transaction closed on September 24, 2013.
Pursuant to the terms of the Stock Purchase Agreement, we purchased the shares of GFT for an aggregate purchase price consisting of (i) $20.0 million in cash to be paid upon the closing date of the transaction, (ii) up to $20.0 million in cash, referred to as the Holdback Amount, to be paid upon the settlement of certain liabilities of GFT after the closing date, (iii) 3,625,721 shares of our common stock and (iv) a term loan from Mr. Tilkin in an amount equal to approximately $33.2 million. Under the terms of the Stock Purchase Agreement, Mr. Tilkin has agreed to indemnify us for certain liabilities of GFT that are expected to be settled after the closing date. Mr. Tilkin's indemnification obligation for these liabilities shall first be settled out of the Holdback Amount, with any amounts in excess of the Holdback Amount being settled directly by Mr. Tilkin or by reduction of the outstanding term loan. Upon settlement of 80% of these liabilities, the remaining Holdback Amount, if any, will be paid to Mr. Tilkin, subject to certain conditions and terms.
In connection with the closing of the acquisition, on September 24, 2013 we also entered into an Amended and Restated Stockholders' Agreement with Mr. Tilkin, pursuant to which Mr. Tilkin agreed to customary restrictions on transfer of his common stock. Among other restrictions, Mr. Tilkin may not transfer his shares of common stock until the later of (i) the six month anniversary of the closing date or (ii) the settlement of 65% of the liabilities described above, after which time Mr. Tilkin may transfer up to 16.67% of his shares every three months, subject to compliance with Rule 144 in a manner that avoids directed and block sales.
On the closing date, we also entered into a Loan and Security Agreement with Mr. Tilkin providing for the term loan. The term loan will mature five years from the closing date and will bear interest at a rate of 8.0% per annum, payable quarterly. The term loan provides that we will also make quarterly payments of principal in an amount of $1.5 million per quarter, plus additional payments of principal based on (i) certain EBITDA thresholds, (ii) excess available capital due to the elimination of regulatory requirements and (iii) availability of net cash proceeds in connection with liquidity events, subject to de minimis thresholds and certain reinvestment rights, although no payments, other than scheduled interest payments, are required to be made until 80% of the liabilities described above are settled. The Loan and Security Agreement also requires us to comply with a minimum debt service coverage ratio and a maximum total funded debt ratio, along with other customary negative covenants. Our obligations under the Loan and Security Agreement are secured by substantially all of our assets, including our ownership interests in Gain Holdings, LLC, but excluding any intellectual property.
The foregoing descriptions of the Stock Purchase Agreement, the Stockholders' Agreement and the Loan and Security Agreement do not purport to be complete, and are qualified in their entirety by reference to the full text of those agreements, The Stock Purchase Agreement was filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 25, 2013, and the Stockholders' Agreement and the Loan and Security Agreement are filed as exhibits to this Quarterly Report on Form 10-Q. The representations, warranties and covenants contained in the Stock Purchase Agreement, the Stockholders' Agreement and the Loan and Security Agreement have been made solely for purposes of those agreements and as of specific dates and are not intended as statements of fact to be relied upon by any party other than the parties to those agreements.
Key Income Statement Line Items and Key Operating Metrics
The following table sets forth key financial metrics for our business for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	$60,598	$39,985	$183,358	$118,915
Net income	$5,600	$3,221	$27,044	$6,409
Revenue

We generate revenue from trading revenue, commission revenue, other revenue and interest income.
Trading Revenue
Trading revenue is our largest source of revenue and is generated in our retail business. Trading revenue represented 84.0% and 78.4% of our total net revenue for the three months and nine months ended September 30, 2013, respectively, and 85.8% and 88.0% of our total net revenue for the three months and nine months ended September 30, 2012, respectively.
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

For the three months and nine months ended September 30, 2013, approximately 94.8% and 96.8% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our wholesale forex trading partners, respectively, and the remaining 5.2% and 3.2% of our average daily retail trading volume consisted of our net exposure, compared to average daily retail trading volume hedged of 94.6% and 94.3% for the three months and nine months ended September 30, 2012, respectively.
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
Commission Revenue
Commission revenue has historically been comprised of revenue from our GTX institutional business, revenue from our futures business, OEC, and revenue from GAIN Securities, our securities business. In October 2013, GAIN Securities transferred substantially all of its customer accounts to TradeKing, LLC.
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
For the three months and nine months ended September 30, 2013, other revenue was $(3.0) million and $1.7 million, respectively, compared to $0.2 million and $0.8 million for the three months and nine months ended September 30, 2012, respectively.
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
Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term U.S. government securities or treasury bills. Such deposits and investments earned interest at an average effective rate of approximately 0.1% for the three months ended September 30, 2013 and 2012. Interest paid to customers varies among customer accounts primarily due to the net value of a customer account. From time to time, we also make available interest promotions pursuant to which we may pay certain customers higher levels of interest than that which is paid to other customers. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $0.2 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively.
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
Selling and Marketing
Our marketing strategy employs a combination of direct marketing and focused branding programs, with the primary goal of raising awareness and attracting clients to our retail OTC business, FOREX.com. For the three months and nine months ended September 30, 2013, selling and marketing expense was $5.7 million and $15.9 million, respectively, compared to $5.7 million and $20.1 million for the three months and nine months ended September 30, 2012, respectively. The decrease in sales and marketing expenses for the nine month period was partly due to a decline in TV advertising costs, as well as due to the continued optimization of our direct marketing efforts and the realignment of marketing expenses to regions which have lower customer acquisition costs.
Trading Expense and Commissions
Trading expense and commissions consists of compensation paid to our white label partners and introducing brokers in connection with our retail foreign exchange and futures businesses, as well as fees paid to prime brokers in connection with our institutional GTX business. We generally provide white label partners with the platform, systems and back-office services necessary for them to offer forex trading services to their customers. Introducing brokers identify and direct potential trading customers to us. White label partners and introducing brokers generally handle marketing and the other expenses associated with attracting customers. Accordingly, we do not incur any incremental sales and marketing expense in connection with trading revenue generated by customers provided through our white label partners and introducing brokers. We do, however, pay a portion of this trading revenue to our white label partners and introducing broker partners and record this payment under trading expense and commissions. This expense is largely variable and changes principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the lower revenue generated from their customers. Our indirect business accounted for 35.5% and 34.6% of retail trading volume in the three months and nine months ended September 30, 2013 and 36.9% and 37.4% for the three months and nine months ended September 30, 2012, respectively.
General and Administrative
General and administrative expenses consist of bank fees, professional fees, occupancy and equipment and other miscellaneous expenses.
Depreciation and Amortization
Depreciation and amortization consists of the recognition of expense for physical assets and software purchased for use over several years and of the amortization of internally developed software.
Purchased Intangible Amortization
Purchased intangible amortization consists of amortization related to intangible assets we acquired in connection with our acquisition of customer accounts in several transactions we executed during these periods. The principal intangible assets acquired were customer assets and a non-compete agreement. These intangible assets have useful lives ranging from one year to six years.

Communications and Technology
Communications and technology consists of communications fees, data fees, product development, software and maintenance expenses.
Operating Metrics
The following table sets forth key operating metrics for our business for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Funded Accounts	131,068	82,411	131,068	82,411
Active OTC Accounts	105,536	59,166	105,536	59,166
Futures DARTs	12,483	12,350	13,364	12,350
OTC Trading Volume (billions)	$394.8	$278.7	$1,294.0	$1,004.7
OTC Average Daily Volume (billions)	$6.0	$4.3	$6.7	$5.2
Client Assets (millions)	$684.1	$426.6	$684.1	$426.6
Institutional Trading Volume (billions)	$901.3	$503.6	$2,857.0	$1,414.1
Institutional Average Daily Volume (billions)	$13.7	$7.7	$14.7	$7.6

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
Active OTC Accounts
Active OTC accounts represents customers who executed at least one trade during the prior twelve month period. We believe active OTC accounts is an important operating metric because it correlates to our trading volume and revenue.
Futures DARTs, or Daily Average Revenue Trades
DARTs represents the number of futures or options on futures trades in a given period over the number of trading days in the period.
OTC Trading Volume
OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our retail customers. Approximately 30.5% and 31.2% of our customer trading volume for the three months and nine months ended

September 30, 2013, respectively, was generated by our retail businesses, compared to 35.6% and 41.5% for the three months and nine months ended September 30, 2012, respectively.
Average Daily Volume
Average daily volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our customers in a given period over the number of trading days in the period.
Client Assets
Client assets represent amounts due to clients, including customer deposits and unrealized gains or losses arising from open positions.
Institutional Trading Volume
Trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our institutional customers. Approximately 69.5% and 68.8% of our customer trading volume for the three months and nine months ended September 30, 2013, respectively, was generated by our institutional trading business, compared to 64.4% and 58.5% for the three months and nine months ended September 30, 2012, respectively.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2013	2012	2013	2012
REVENUE:
Trading revenue	$50,919	$34,316	$143,708	$104,590
Commission revenue	12,662	5,435	37,749	13,523
Other revenue	(3,010)	157	1,700	825
Total non-interest revenue	60,571	39,908	183,157	118,938
Interest revenue	207	119	629	405
Interest expense	180	42	428	428
Total net interest revenue / (expense)	27	77	201	(23)
Net revenue	$60,598	$39,985	$183,358	$118,915
Our total net revenue increased $20.6 million, or 51.6%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Our total net revenue increased $64.4 million, or 54.2%, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Trading volumes increased for the three months ended September 30, 2013 and nine months ended September 30, 2013 compared to the same periods in 2012, as a result of improvements in overall market conditions, particularly levels of volatility that were higher than the multi-year lows experienced during the year ended December 31, 2012, although still well below 2008-2011 averages.
Trading revenue increased $16.6 million, or 48.4%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Trading revenue increased $39.1 million, or 37.4%, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.
Our commission revenue increased $7.2 million, or 133.0%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. This increase in commission revenue was comprised of increases of $2.7 million from our institutional business and $4.5 million from our futures business, which was acquired in August 2012. Commission revenue increased $24.2 million, or 179.2%, for the nine months ended September 30, 2013, compared to the same period last year. This increase in commission revenue was comprised of $8.6 million from our institutional business and $15.6 million from our futures business.
Our other revenue decreased $3.2 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, and $0.9 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The decreases were primarily due to losses on foreign exchange translation.

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2013	2012	2013	2012
Total expenses	$51,955	$35,554	$145,142	$110,354
As a percentage of net revenue	85.7%	88.9%	79.2%	92.8%
Our total expenses for the three months ended September 30, 2013 increased $16.4 million, or 46.1%, compared to the three months ended September 30, 2012. The increase was primarily due to an increase of $9.1 million in trading expenses and commissions and an increase of $4.3 million in employee compensation and benefits.
Total expenses for the nine months ended September 30, 2013 increased $34.8 million, or 31.5%, compared to the nine months ended September 30, 2012, respectively. The increase was primarily due to an increase of $24.2 million in trading expenses and commissions, an increase of $9.6 million in employee compensation and benefits, an increase of $2.0 million in general and administrative expenses and an increase of $2.0 million in depreciation and amortization, which were partially offset by a $4.3 million decrease in selling and marketing expenses and a $1.8 million decrease in purchased intangible asset amortization.
The changes in key expense items are described below.
Trading Expenses and Commissions

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2013	2012	2013	2012
Trading expenses and commissions	$18,026	$8,927	$51,075	$26,862
As a percentage of net revenue	29.7%	22.3%	27.9%	22.6%
Trading expenses and commissions for the three months and nine months ended September 30, 2013 increased $9.1 million, or 101.9%, and $24.2 million, or 90.1%, compared to the three months and nine months ended September 30, 2012, respectively. These increases were primarily due to the increase in volumes in our retail and institutional trading businesses, as well as the acquisition of OEC in August 2012, which contributed only one month of expense in the comparable periods of 2012. This expense is largely variable and is directly associated with the levels of customer trading volume directed to us from our white label partners and introducing brokers.
Employee Compensation and Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2013	2012	2013	2012
Employee compensation and benefits	$16,222	$11,905	$45,028	$35,424
As a percentage of net revenue	26.8%	29.8%	24.6%	29.8%
Employee compensation for the three months and nine months ended September 30, 2013 increased $4.3 million, or 36.3%, and $9.6 million, or 27.1%, compared to the three months and nine months ended September 30, 2012, respectively. The increases were driven by higher bonus expense resulting from our improved operating results, as well as the hiring of members of senior management, additional institutional sales employees and employees related to the acquisition of OEC in August 2012.

General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2013	2012	2013	2012
General and administrative	$5,710	$5,261	$16,669	$14,694
As a percentage of net revenue	9.4%	13.2%	9.1%	12.4%
General and administrative expenses for the three months and nine months ended September 30, 2013 increased $0.4 million, or 8.5%, and $2.0 million, or 13.4%, compared to the three months and nine months ended September 30, 2012, respectively. These increases were primarily due to an increase in bank fees, driven by an increase in trading volumes.

Selling and Marketing Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2013	2012	2013	2012
Selling and marketing	$5,713	$5,748	$15,858	$20,116
As a percentage of net revenue	9.4%	14.4%	8.6%	16.9%
Selling and marketing expenses for the three months ended September 30, 2013 were consistent with the three months ended September 30, 2012, although these expenses as a percentage of net revenue were 5% lower. Selling and marketing expense for the nine months ended September 30, 2013 decreased $4.3 million, or 21.2%, compared to the nine months ended September 30, 2012. The decrease in sales and marketing expenses for the nine month period was partly due to a decline in TV advertising costs, as well as due to the continued optimization of our direct marketing efforts and the realignment of marketing expenses to regions which have lower customer acquisition costs.
Purchased Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2013	2012	2013	2012
Purchase intangible amortization	$486	$565	$1,687	$3,450
As a percentage of net revenue	0.8%	1.4%	0.9%	2.9%
Purchased intangible amortization for the three months and nine months ended September 30, 2013 decreased $0.1 million, or 14.1%, and $1.8 million, or 51.1%, compared to the three months and nine months ended September 30, 2012, respectively. The decreases were due to the purchased intangible assets acquired from Capital Market Services, LLC in October 2010 becoming fully amortized during the second quarter of 2012, partially offset by additional amortization related to the acquisition of OEC.

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2013	2012	2013	2012
Depreciation and amortization	$1,852	$1,126	$5,234	$3,234
As a percentage of net revenue	3.1%	2.8%	2.9%	2.7%
Depreciation and amortization for the three months and nine months ended September 30, 2013 increased $0.7 million, or 64.3%, and $2.0 million, or 61.8%, compared to the three months and nine months ended September 30, 2012, respectively. The increases were due to additional depreciation related to software capitalized during 2012.
Acquisition Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2013	2012	2013	2012
Acquisition expense	$451	$85	$1,456	$85
As a percentage of net revenue	0.7%	0.2%	0.8%	0.1%
The acquisition expenses are costs directly attributable to the acquisitions of GFT in 2013 and OEC in 2012, primarily consisting of legal, accounting and other professional advisory fees.
Restructuring

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2013	2012	2013	2012
Restructuring	$439	$—	$439	$634
As a percentage of net revenue	0.7%	—%	0.2%	0.5%
The restructuring expenses reflect a $0.4 million and $0.6 million increase in compensation and benefits expense which arose in connection with headcount reductions implemented in the three months ended September 30, 2013 and June 30, 2012 respectively.
Liquidity and Capital Resources
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations, the issuance of preferred stock and access to secured lines of credit. We plan to finance our future operating liquidity and regulatory capital needs from our operations. We may also seek funds from future equity or debt financings. We expect that our capital expenditures for the next twelve months will be consistent with our historical annual spend.
We primarily hold and invest our cash at various financial institutions in various investments, including cash held at banks, deposits at our wholesale forex trading partners and money market funds, which invest in short-term U.S. government securities. In general, we believe all of our investments and deposits are of high credit quality and we have adequate liquidity to conduct our businesses.
As a holding company, nearly all of our funds from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. The following table shows the amount of cash held by our non-U.S. operating subsidiaries and the level of undistributed earnings (amounts in thousands) at September 30, 2013:

Entity Name	Cash	Undistributed Earnings
GFT Global Markets UK Ltd.	$230,923	$1,074
GAIN Capital-Forex.com U.K., Ltd.	154,048	49,072
Forex.com Japan Co., Ltd.	61,115	—
GAIN Capital Forex.com Australia, Pty. Ltd.	10,596	—
GFT Global Markets Asia Pte., Ltd.	10,213	11
GAIN Capital-Forex.com Hong Kong, Ltd.	4,021	—
GAIN Capital-Forex.com Canada Ltd.	3,167	—
GAIN GTX Singapore Pte. Ltd.	459	35
GAIN Capital-Forex.com Singapore Ltd.	223	—
GAIN Global Markets, Inc.	67	—
Island Traders (Cayman) Limited	10	—
Total	$474,842	$50,192
At September 30, 2013, as reflected in the table above, we had approximately $50.2 million of undistributed earnings of our foreign subsidiaries indefinitely invested outside the United States. These amounts are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries and, accordingly, no provision has been made for foreign taxes associated with these earnings. If these earnings had been repatriated into the United States as of September 30, 2013, in the form of dividends or otherwise, the Company would have been subject to additional income taxes of approximately $6.3 million.
Some of our operating subsidiaries are subject to requirements of various regulatory bodies, including the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”) in the United States, the Financial Conduct Authority in the United Kingdom, the Japan Ministry of Economy, Trade and Industry, the Financial Services Agency and the Japan Ministry of Agriculture, Forestry and Fisheries in Japan, or the Securities and Futures Commission in Hong Kong, the Australian Securities and Investments Commission in Australia (“ASIC”), the Cayman Islands Monetary Authority in the Cayman Islands and the Monetary Authority of Singapore in Singapore, relating to liquidity and capital standards, which limit funds available for the payment of dividends to GAIN Capital Holdings, Inc. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them.
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

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of September 30, 2013 and the actual amounts of capital that were maintained on that date (amounts in millions):

	Minimum Regulatory	Capital Levels	Excess Net
Entity Name	Capital Requirements	Maintained	Capital
GFT Global Markets UK Ltd.	40.4	51.9	11.5
GAIN Capital Group, LLC	$24.8	$44.1	$19.3
GAIN Capital-Forex.com U.K., Ltd.	20.9	50.5	29.6
Forex.com Japan Co., Ltd.	3.5	10.8	7.3
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.8	1.9
GFT Global Markets Asia Pte., Ltd.	1.6	1.8	0.2
Global Futures & Forex, Ltd.	1.0	1.6	0.6
GAIN Capital Forex.com Australia, Pty. Ltd.	0.4	2.7	2.3
GAIN Capital-Forex.com Canada Ltd.	0.2	1.9	1.7
GAIN Global Markets, Inc.	0.1	0.3	0.2
GAIN Capital Securities, Inc.	0.1	0.2	0.1
Total	$94.9	$169.6	$74.7

Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC, is subject to the CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these rules, GAIN Capital Group, LLC is required to maintain adjusted net capital of $20.0 million plus 5.0% of the total payables to customers over $10.0 million, as these terms are defined under applicable rules. Net capital represents our current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets consist primarily of cash and cash equivalents reported on our balance sheet as cash, receivables from brokers and trading securities, which primarily consist of short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of September 30, 2013, GAIN Capital Group, LLC had net capital of approximately $50.9 million, adjusted net capital of $44.1 million and net capital requirements of $24.8 million. As of September 30, 2013, the excess net capital of GAIN Capital Group, LLC was $19.3 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements.

Our futures commission merchant, Global Futures & Forex, Ltd, is subject to the CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these rules, Global Futures & Forex, Ltd is required to maintain adjusted net capital of $1.0 million, as these terms are defined under applicable rules. Net capital represents our current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets consist primarily of cash and cash equivalents reported on our balance sheet as cash, receivables from brokers and trading securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital change from day to day. As of September 30, 2013, Global Futures & Forex, Ltd had net capital of approximately $2.8 million, adjusted net capital of $1.6 million and net capital requirements of $1.0 million. As of September 30, 2013, the excess net capital of GAIN Capital Group, LLC was $0.6 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements.
In addition to our regulatory requirements, we are required to maintain cash on deposit with our wholesale forex trading partners in order to conduct our trading activities. As of September 30, 2013, we posted $186.4 million in cash with wholesale forex trading partners, of which $119.3 million was required as collateral pursuant to our agreements for holding foreign exchange positions with such institutions, and the remaining $77.7 million represented available cash in excess of required collateral. As of September 30, 2013, total client assets were $684.1 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from our clients’ open positions. The table set forth below provides information regarding our total available liquidity as of September 30, 2013 and as of December 31, 2012. We use this non-GAAP measure to evaluate our business operations and our ability to continue to grow through acquisitions (amounts in millions):

	As of September 30, 2013	As of December 31, 2012
Cash & cash equivalents	$28.3	$36.8
Cash & securities held for customers	684.1	446.3
Short term investments(1)	0.8	1.4
Receivable from banks & brokers(2)	186.4	89.9
Total operating cash	899.6	574.4
Less: Cash & securities held for customers	(684.1)	(446.3)
Net operating cash	215.5	128.1
Less: Minimum regulatory capital requirements	(94.9)	(45.6)
Free cash available(3)	120.6	82.5

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

(3)	Excludes current liabilities of $72.0 million and $20.1 million at September 30, 2013 and December 31, 2012, respectively.
Cash Flow
The following table sets forth a summary of our cash flow for the nine months ended September 30, 2013 and the nine months ended September 30, 2012 (amounts in thousands):

	For the Nine Months Ended September 30,
	2013	2012
Cash provided by operating activities	$10,370	$19,094
Cash used for investing activities	(7,964)	(58,253)
Cash used for financing activities	(6,677)	(14,279)
Effect of exchange rate changes on cash and cash equivalents	(4,226)	868
Decrease in cash and cash equivalents	$(8,497)	$(52,570)
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

Cash provided by operating activities was $10.4 million for the nine months ended September 30, 2013, compared to cash provided by operating activities of $19.1 million for the nine months ended September 30, 2012. The primary reason for the decrease in cash provided by operating activities was a decrease in receivables from bank and brokers of $38.0 million, offset by an increase of $20.1 million in net income.
Cash used for investing activities was $8.0 million for the nine months ended September 30, 2013, compared to cash used by investing activities of $58.3 million for the nine months ended September 30, 2012. The reduction was a result of $45.0 million used to purchase treasury bills in 2012.
Cash used by financing activities was $6.7 million for the nine months ended September 30, 2013, compared to cash used by financing activities of $14.3 million for the nine months ended September 30, 2012. The decrease in cash used by financing activities was due to a $7.9 million payment on the Silicon Valley Bank loan payable in 2012.
Capital Expenditures
Capital expenditures were $4.4 million for the nine months ended September 30, 2013, compared to $6.5 million for the nine months ended September 30, 2012. Capital expenditures for both periods primarily related to the development of our trading platforms and websites.
Contractual Obligations
For the nine months ended September 30, 2013, there were no significant changes to our vendor obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. The following table sets forth our contractual obligations for operating leases as of September 30, 2013 (amounts in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$23,538	$1,429	$11,087	$2,812	$8,210
Off-Balance-Sheet Arrangements
At September 30, 2013 and December 31, 2012, we did not have any off-balance-sheet arrangements.
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

Allowance for Doubtful Accounts
We must make estimates of the uncollectibility of accounts receivable. The allowance for doubtful accounts, which is netted against Other assets on our Condensed Consolidated Balance Sheet, totaled approximately $1.2 million at September 30, 2013 and $0.1 million at December 31, 2012, respectively. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management may also change, which could affect the level of our future provision for doubtful accounts.
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
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our financial statements. Our net interest expense is directly affected by the spread between the short-term interest rates we pay our customers on their balances and the short-term interest rates we earn from re-investing their cash. These spreads can widen or narrow when interest rates change. In addition, a portion of our interest income relates to customer balances on which we do not pay interest and, therefore, is directly affected by the absolute level of short-term interest rates. As a result, a portion of our interest income will decline if interest rates fall, regardless of the interest rate spreads that affect the remaining portion of our interest income. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and customer cash held is held in cash and cash equivalents including cash at banks, deposits at wholesale forex trading partners and in money market funds, which invest in short-term U.S. government securities. The interest rates earned on these deposits and investments affects our interest revenue. In addition, the interest we pay on our notes payable is based on the prime rate plus interest of 0.5%. We estimate that as of September 30, 2013, a 100 basis point increase in short-term interest rates would result in approximately $6.4 million more in annual pretax income.
Foreign Currency Exposures
Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our assets denominated in foreign currencies as well as our earnings due to the translation of the balance sheets and income statements of our foreign subsidiaries from local currencies to United States dollars. We currently have limited exposure to currency risk. For the nine months ended September 30, 2013, 88.4% of our assets, 85.8% of our liabilities, 91.2% of our revenue and 78.3% of our expenses were denominated in U.S. dollars. We currently do not take proprietary directional positions to mitigate our exposure to changes in foreign currency exchange rates.
Credit Risk
Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. As a result, we require that each trade must be collateralized in accordance with our margin policies described below. Each customer is required to have minimum funds in their account for opening positions, which we refer to as the initial margin, and for maintaining positions, which we refer to as maintenance margin, depending on the currency pair being traded. Margin requirements are expressed as a percentage of the customer’s total position in that currency, and the customer’s total margin requirement is based on the aggregate margin requirement across all of the positions that a customer holds at any one moment in time. Each net position in a particular currency pair is margined separately. Accordingly, we do not net across different currency pairs, thereby following a fairly conservative margin policy. Our systems automatically monitor each customer’s margin requirements in real time, and we confirm that each of our customers has sufficient cash collateral in his or her account before we execute their trades. If at any point in time a customer has “negative equity” because his or her trading position does not comply with the applicable margin requirement, the position may be automatically liquidated, in part or in full, in accordance with our margin policies and procedures. This policy protects both us and the customer. The incidence of negative equity in customer accounts has been immaterial to our operations in the nine months ended September 30, 2013 and 2012, which we believe was attributable to our real-time margining and liquidation policies and procedures. Our margin and liquidation policies are set forth in our customer agreements.
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
Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counter party to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not take proprietary directional market positions and, therefore, do not initiate market positions for our own account in anticipation of future movements in the relative prices of the products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of September 30, 2013, we maintained capital levels of $169.6 million, which represented approximately 1.8 times the capital we were required to hold.
Cash Liquidity Risk
In normal conditions, our market making business of providing online forex trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currency pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with nine financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of the available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customer’s funds. Collateral on deposit ranged from $123.3 million to $187.8 million in the aggregate for the nine months ended September 30, 2013.
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
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For the nine months ended September 30, 2013, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2012, filed on March 18, 2013. The following supplements and amends those discussions.

As previously disclosed, on February 16, 2012, we received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with us and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on us, the claimants requested, and we agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. We submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012, we received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. We subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to our motion on June 2, 2013 and subsequently we filed a response to this answer on July 15, 2013. A hearing was held on our application for strike out and/or summary judgment on September 18 and 19, 2013.  After the hearing, the judge asked the claimants to respond in writing to his additional questions from the hearing.  The complaints had until October 11, 2013 to provide answers and we were given until November 1, 2013 to respond.  We now are waiting for the judge’s ruling on the motion.  We can provide no assurances that this matter will be successfully resolved. This matter is currently pending. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.
As previously disclosed, through our acquisition of OEC, we became the subject of a patent infringement lawsuit originally filed against OEC on February 9, 2010 in the U.S. District Court for the Northern District of Illinois by Trading Technologies International, Inc. seeking injunctive relief and unspecified damages. As reflected in a Second Amended Complaint filed on June 15, 2011, plaintiff alleges infringement of 12 patents relating to real-time display of price quotes and market depth on OEC’s electronic trading interfaces. The case was consolidated with 11 related cases in February 2011, and the parties have exchanged infringement, non-infringement and invalidity contentions for several of the disputed patents. In June 2011, the court stayed discovery to allow summary judgment briefing on the ramifications of a recent Federal Circuit decision. On February 9, 2012, the court issued an order, which granted Defendants’ motions for summary judgment, resulting in a substantial narrowing of the scope of plaintiff’s claims. Plaintiff filed a motion for reconsideration of that ruling on March 8, 2012. Plaintiff also filed a motion for certification of judgment for interlocutory appeal. The court denied plaintiff’s motion for reconsideration but granted plaintiff’s motion for certification of judgments of patent invalidity with respect to four of the asserted patents. On August 30, 2013, the Federal Circuit issued its opinion vacating the district court’s judgment of patent invalidity regarding four of the asserted patents.  On September 30, 2013, certain of the appellees filed a petition for rehearing and rehearing en banc with the Federal Circuit.  Since the district court’s certification of judgments ruling, the court has continued its stay of discovery. Plaintiff’s complaint does not specify the amount of damages sought. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.

ITEM 1A.	RISK FACTORS
Various important risk factors facing our business are described in (i) Part I, Item 1A under the heading “Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and (ii) Part II, Item 1A under the heading "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. There have been no material changes from the risk factors disclosed in those sections of our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q, each of which is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
We reported information relating to the issuance of 3,625,721 shares of our common stock to Gary Tilkin in connection with the acquisition of Global Futures & Forex, Ltd. in Item 3.02 of our Current Report on Form 8-K, filed with the SEC on September 25, 2013.
(b) Purchase of Equity Securities by the Issuer
The following table presents information regarding our purchases of our common stock in the nine months ended September 30, 2013:

Period(1)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
January 1, 2013—January 31, 2013	75,000	$4.20	75,000	$1,404,436
February 1, 2013—February 28, 2013	12,706	$4.24	12,706	$1,350,443
March 1, 2013—March 31, 2013	63,390	$4.20	63,390	$1,084,020
April 1, 2013—April 30, 2013	14,999	$4.23	14,999	$1,020,339
May 1, 2013—May 31, 2013	31,398	$4.74	31,398	$15,870,742
June 1, 2013—June 30, 2013	—	$—	—	$15,870,742
July 1, 2013—July 31, 2013	—	$—	—	$15,870,742
August 1, 2013—August 31, 2013	24,311	$5.63	24,311	$15,733,478
September 1, 2013—September 30, 2013	—	$—	—	$15,733,478

(1)On May16, 2011, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $10.0 million for the purchase of the Company’s common stock. On May 6, 2013, the Company announced that the Board of Directors approved to increase the total amount available for the purchase of the Company's common stock by $15.0 million.
(2)Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1
Amended and Restated Stock Purchase Agreement, dated as of September 24, 2013, by and among GAIN Capital Holdings, Inc., Gary J. Tilkin and Global Futures & Forex, Ltd. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on September 25, 2013, No. 001-35008).

10.1	Amended and Restated Stockholders’ Agreement, dated as of September 24, 2013, by and between GAIN Capital Holdings, Inc. and Gary J. Tilkin.*

10.2	Loan and Security Agreement, dated as of September 24, 2013, by and between GAIN Capital Holdings, Inc. and Gary J. Tilkin.*

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*
Filed herewith. All exhibits and schedules have been removed from Exhibit 10.2 in accordance with Item 601(b) of Regulation S-K. A copy of any omitted exhibits or schedules will be furnished to the Securities and Exchange Commission upon request.

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

Date: November 12, 2013	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2013	/s/ Jason Emerson
Jason Emerson
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

2.1
Amended and Restated Stock Purchase Agreement, dated as of September 24, 2013, by and among GAIN Capital Holdings, Inc., Gary J. Tilkin and Global Futures & Forex, Ltd. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on September 25, 2013, No. 001-35008).

10.1	Amended and Restated Stockholders’ Agreement, dated as of September 24, 2013, by and between GAIN Capital Holdings, Inc. and Gary J. Tilkin.*

10.2	Loan and Security Agreement, dated as of September 24, 2013, by and between GAIN Capital Holdings, Inc. and Gary J. Tilkin.*

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*
Filed herewith. All exhibits and schedules have been removed from Exhibit 10.2 in accordance with Item 601(b) of Regulation S-K. A copy of any omitted exhibits or schedules will be furnished to the Securities and Exchange Commission upon request.

+
XBRL (Extensible Business Reporting Language) information is furnished and not filed, and is not a part of a registration statement or prospectus, for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.