Form 10-K
period 2013-12-31
GAIN Capital Holdings, Inc.
filed 2014-03-17
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to                     .
Commission File Number 001-35008
  GAIN CAPITAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4568600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bedminster One 135 Route 202/206 Bedminster, New Jersey	07921
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (908) 731-0700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, $0.00001	New York Stock Exchange

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes    ☒  No

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2013, was approximately $99 million.
As of March 17, 2014, the registrant had 39,762,579 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year is incorporated by reference into Part III of this Form 10-K.

GAIN Capital Holdings, Inc.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

FORWARD-LOOKING INFORMATION

In this Annual Report on Form 10-K, the words “GAIN,” the “Company,” “our,” “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. GAIN’s fiscal year ended on December 31, 2013.

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
OVERVIEW

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. We service retail and institutional customers in more than 180 countries worldwide and conduct business from our offices in New York, New York; Bedminster, New Jersey; Chicago, Illinois; Powell, Ohio; Grand Rapids, Michigan; London, England; Tokyo, Japan; Sydney, Australia; Beijing, China; Hong Kong and Singapore.
We offer our customers access to a diverse range of over 12,500 financial products, including foreign exchange, or forex, precious metals, “contracts for difference”, or CFDs, which are investment products with returns linked to the performance of underlying commodities, indices, individual equities, bonds and interest rate products, OTC options on forex, as well as futures and options on futures on more than 30 global exchanges. In the United Kingdom, we also offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment for residents of that country.
We have invested considerable resources since our inception to develop our proprietary trading platforms to provide our customers with advanced price discovery, trade execution and order management functions, while improving our ability to acquire and service our customers efficiently as well as manage market and credit risk associated with our customer’s trading activity. Today our customers can trade through web-based, downloadable and mobile trading platforms and have access to innovative trading tools to assist them with research and analysis, automated trading and account management.
The following table sets forth key financial data and operating metrics for our business:

	Key Financial Data
	(in millions)
	Year Ended December 31,
	2013	2012	2011	2010	2009
Net Revenue	$266.4	$151.4	$181.5	$189.1	$153.3
Net income(1)	$31.3	$2.6	$15.7	$36.943	$28.0
Adjusted net income(2)	$33.9	$4.3	$15.7	$37.8	$28.0

	Key Operating Metrics
	(Unaudited)
	Year Ended December 31,
	2013	2012	2011	2010	2009
Retail
Funded Accounts	133,056	85,099	76,485	85,562	60,168
Active OTC Accounts(3)	98,696	60,219	63,435	64,313	52,755
Futures DARTs(4)	13,785	13,581	—	—	—
OTC Trading Volume (billions)	$1,796.7	$1,303.4	$1,574.0	$1,324.8	$1,246.7
Average Daily Volume (billions)	$6.9	$5.0	$6.0	$5.1	$4.8
Client Assets (millions)	$739.3	$446.3	$310.4	$256.7	$199.8
Institutional(5)
Trading Volume (billions)	$3,961.0	$1,952.6	$853.9	$239.3	—
Average Daily Volume (billions)	$15.2	$7.5	$3.3	$0.9	—

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

(2)
Adjusted net income is a non-GAAP financial measure and represents our net income excluding restructuring, acquisition and integration-related expenses, impairment on investment and gain on extinguishment of debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Income Statement Line Items and Key Operating Metrics” and “Reconciliation of Non-GAAP Financial Metrics,” for discussion and reconciliation of non-GAAP financial metrics.

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

The following achievements demonstrate the focus on our growth strategies during 2013:

•
The acquisition of Global Futures & Forex, Ltd., or GFT, which provided new partnerships in OTC trading, significantly expanded our non-forex product offerings, and deepened our global footprint, providing us with an increased presence in key European, Middle Eastern and Asian markets. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - GFT Transaction" for more information on our acquisition of GFT;

•	The acquisition of the US-based retail forex business of FX Solutions LLC, a division of City Index Group;

•
Enhancements to our mobile trading applications, including the ability for prospective customer to initiate account opening and for existing customers to fund their accounts via a mobile device, to support the rapid adoption of our mobile trading tools by our customers; and

•	The launch of an innovative new third party platform, tradable, to our retail customers in the United States.

In addition, as part of our strategy to expand the range of non-forex products that we offer, in March 2014 we entered into purchase agreements with each of Global Asset Advisors, LLC ("GAA") and Top Third Ag Marketing LLC ("Top Third") providing for the purchase of 55% of the outstanding shares of GAA and Top Third from their major shareholders. For more information about these transactions, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" elsewhere in this Form 10-K.

Our Retail Business

Our retail businesses represented 77.0% of our net revenue for the year ended December 31, 2013. We conduct our retail business primarily through our FOREX.com brand. As of December 31, 2013, we had over 133,000 funded retail accounts.

We provide our retail customers around the world with access to an exceptionally diverse range of 12,500 global financial markets, including spot forex, precious metals and CFDs on commodities, indices, individual equities and interest rate products, OTC options on forex, as well as exchange-traded products such as futures and options on futures. In the United Kingdom, we also offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment to residents of that country. We offer these products under the diverse regulatory environments in which we operate. For example, because of U.S. regulations, neither we, nor our subsidiaries, offer CFDs or spread bets in the United States or to U.S. residents.

We seek to attract and support our customers through direct and indirect channels. Our primary direct channel for our retail OTC business is our Internet website, FOREX.com, which is available in multiple languages, including English, Chinese, Japanese, Russian and Arabic. Our indirect channel includes our relationships with introducing brokers, who solicit customers on our behalf, and white label partners, who offer our offer our trading services to their customers under their own brand. Total retail trading volume sourced through direct and indirect channels was 61% and 39%, respectively, for the year ended December 31, 2013.

Customers for our exchange traded futures services on major U.S. and European futures and options exchanges are also sourced directly through our GAIN Capital Group, LLC subsidiary, as well as indirectly through a network of introducing brokers.

We generate revenue in our retail business in three ways: (1) trading revenue from our market making activities for OTC products, earned principally from the bid/offer spread we offer our customers and any net gains and losses generated through changes in the market value of the currencies and other products held in our net exposure, (2) commission revenue from customer trades that are transacted via an exchange, and (3) fees for financing positions and accessing real-time exchange data.

The following are the key components of our retail business:
Innovative trading tools
We have made significant investment in the development and support of our award-winning proprietary trading technology in order to provide our customers with an enhanced customer experience and multiple ways to trade and manage their accounts, tailored to their level of experience and preferred mode of access. In addition, we also selectively offer third party trading tools that we believe complement our proprietary offerings. We believe that our proprietary trading technology has and will continue to provide us with a significant competitive advantage because we have the ability to adapt quickly to our customers’ changing needs, rapidly incorporate new products and features and offer our customers multiple ways to engage with us.

Competitive pricing and fast, accurate trade execution
For our OTC business, we have leveraged our extensive experience in the global OTC markets to develop highly automated processes, which allows us to deliver tight bid/offer spreads generally reflective of currently available pricing in the markets we offer and to execute our customers’ trades quickly and efficiently.
In this regard, we have longstanding relationships with a large number of institutional liquidity providers, which we believe allows us to offer our customers more competitive pricing with tighter bid/offer spreads than many of our competitors. In addition, we have developed a proprietary pricing engine that electronically aggregates quotes from our liquidity sources based on the midpoint price between the available “best bid” and “best offer.” These automated trading processes enable us to provide our customers with high-speed trade executions. In 2013, we handled over 13 million trade requests through FOREX.com's proprietary platform and executed 99.8% of trades in less than one second, with an average execution speed of .08 seconds. We have established a set of standards we use to measure execution quality for FOREX.com, and we publish execution statistics on a monthly basis. The FOREX.com execution scorecard, which is available on our website, demonstrates our ability to provide fast, accurate trade executions, as well as our commitment to transparency in our business. We believe we are the only firm in our industry to voluntarily publish a monthly execution scorecard with the level of detail that we provide.
For our exchange-traded business, we have invested in high-speed connectivity to over 30 global electronic exchanges to deliver streaming quotes and high-speed executions.
Automated customer onboarding and account management
We have developed proprietary technology to automate or otherwise facilitate operational functions that are core to our business and that we believe are important to our ability to deliver a superior customer experience. This includes a highly automated account opening and customer verification processes, fast online account funding and withdrawals with a wide variety of automated payment methods, and on-demand delivery of customer information, such as account statements and other account-related reporting. In 2013, we also added account opening and funding functions to our mobile trading applications in order to improve the experience for the increasing number of customers who trade primarily through their mobile devices. Given the highly regulated and global nature of our business, these processes are customized to each regulatory jurisdiction in which we operate, and are further tailored to customer needs and preferences in specific countries in order to make it easier for clients in these countries to open accounts with us and then to fund and trade in those accounts. As a result, we are becoming increasingly successful at acquiring clients from countries in the world where we do not have a local office, particularly in the Middle East and Asia Pacific regions.

Sophisticated risk management
Because we are exposed to market and credit risk in connection with our retail trading activities, developing and maintaining robust risk management capabilities is a high priority.

We allow our customers to trade notional amounts greater than the funds they have on deposit with us through the use of leverage, making management of credit risk is a key focus for us. The maximum leverage available to retail traders is set by the regulator in each jurisdiction. We manage customer credit risk through a combination of providing trading tools that allow our customers to avoid taking on excessive risk and automated processes that close customer positions in accordance with our policies, in the event they exceed their credit limits. For example, our customer trading platforms provide a real-time margin monitoring tool to enable customers to know when they are approaching their margin limits. If a customer’s equity falls below what is required to support one or more positions, we will automatically liquidate positions to bring the customer’s account into margin compliance.

We have also developed policies and procedures to manage market risk in our business. When a retail customer executes a trade with us, the trade may be naturally hedged against an offsetting trade from another customer, hedged through an offsetting trade with one of our wholesale trading partners or may become part of our net exposure portfolio. For naturally hedged trades, we receive the entire bid/offer spread we offer our customers on the two offsetting transactions. For immediately offset trades, we earn the difference between the retail bid/offer spread we offer our customers and the wholesale bid/offer spread we receive from our wholesale trading partners. Customer trades in our net exposure portfolio are managed pursuant to our risk-management policies and procedures, including risk limits established by the Risk Committee of our Board of Directors, and we receive the net gains or losses generated through the management of our net exposure.

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
In our exchange-traded business, we are exposed to debit/deficit risk with our clients. If an adverse market move related to a client’s position(s) occurs and we are unable to collect a margin call in a timely manner, the client account may incur a loss, resulting in a debit balance. If a client account were to incur a loss resulting in a debit balance and we were unable to collect such debit balance from our client, we would incur debit/deficit expense, which could have a material adverse effect on our results of operations. In recognition of this risk, we monitor all client accounts in near real time and have employed multiple risk mitigation measures to help ensure that our client accounts are properly margined at all times.
Our risk management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management procedures require our team of senior traders to monitor risk exposure continuously and update senior management both informally over the course of the trading day and formally through real-time, intraday and end-of-day reporting. We do not take proprietary directional market positions and therefore do not initiate market positions for our own account in anticipation of future movements in the relative prices of the products that we offer.

Demonstrated White Label Capabilities
We have significant experience in successfully negotiating and maintaining white label partnerships. White label partners are firms that enter into an arrangement with us whereby we provide all of the front- and back-office services necessary for them to provide online trading services to their customers under their own brands. Our typical white label partner is either a financial services firm or an online broker, such as a broker-dealer or Futures Commission Merchant, or FCM, seeking to offer online trading capabilities to their customers. We enter into white label partnerships in order to expand into new markets where we are not authorized to operate directly or to gain access to a partner’s existing client base. We compensate our white label partners with either a commission based on the trading volume generated by their customers or a share of net revenue generated by their customers. These relationships allow us to take advantage of market opportunities that would be costly and time-consuming to access by other means. We believe we are well-positioned to capture new partnership opportunities given our successful track record of supporting partners globally.

Customers
Our retail customers consist primarily of self-directed traders, who execute trades on their own behalf, and, to a lesser extent, managed account customers who have engaged an intermediary to make trading decisions on their behalf.
Our typical self-directed customer is generally comfortable making trading decisions and is specifically interested in trading leveraged products, which typically have a higher risk/reward profile. For the year ended December 31, 2013, self-directed customers represented approximately 96.6% of our retail trading volume.
The intermediaries engaged by our managed account customers, which we refer to as authorized traders, include professional money managers, which trade a significant amount of aggregated customer funds, and individuals that trade for a small number of customer accounts. For the year ended December 31, 2013, authorized traders collectively represented approximately 3.4% of our retail trading volume.

Sales and Marketing
In connection with our retail business, we look to acquire new customers as cost efficiently as possible, primarily through online marketing efforts such as advertising on third-party websites, search engine marketing and email marketing. Our experienced in-house marketing team creates highly targeted online campaigns tailored to experienced traders as well as marketing programs and materials designed to support and educate novice traders. We use sophisticated tracking and measurement techniques to monitor the results of individual campaigns and continually test and learn to optimize our overall marketing results.
Our principal lead-generation tool is to offer prospective customers access to free registered practice trading accounts for a 30-day trial period. From a prospective customer’s point of view, we believe the registered practice trading account serves two important functions. First, it allows the prospective customer to evaluate our trading platform, tools and services. Second, for less experienced traders, it serves as an educational tool, providing the prospective customers with the opportunity to try trading in a risk-free environment, without committing any capital. During this trial period, our customer service team is available to assist and educate the prospective customers.

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

Competition
The market for our retail services is rapidly evolving and highly competitive. Our competitors vary by region in terms of regulatory status, breadth of product offering, size and geographic scope of operations. Our main competitors can be categorized as follows:

•
Regulated Forex Firms, such as Forex Capital Markets LLC and OANDA Corporation. Like us, these firms have also expanded globally over the past several years, and we consider them to be competitors in the United States, as well as in several of our key international markets.

•
Global Multi-Product OTC Trading Firms, including firms such as Interactive Brokers, IG Group Holdings plc, City Index Group and CMC Group. These firms generally offer a broad set of asset classes and earn a significant percentage of their revenue from non-forex products, including CFD trading on equity indices and commodities and exchange-traded products, such as futures, options and listed equities.

Our Institutional Business

For our institutional customers, we provide agency execution services and operate a trading venue. We offer access to markets and self-directed trading in foreign exchange, commodities, equities, options, and futures via an electronic agency-based platform. We also offer high touch sales and trading aided by a team of sales employees. For the year ended December 31, 2013, our institutional business represented 22.8% of our net revenue.
In contrast to our retail business, in our institutional business we primarily act as agent to transactions that are executed; however, we will commit capital on behalf of clients as needed, and typically earn commission equivalents (markup/markdown) for acting as agent between the principals to the trade. Our institutional business also facilitates client orders through program and riskless principal trades.

Electronic Execution Services

We offer our institutional customers electronic execution services, providing access to markets and self-directed trading via our electronic agency-based platform.

Through our GTX platform, an electronic communications network, or ECN, we provide deep liquidity in spot and forward foreign exchange and precious metals to buy-side and sell-side firms, including banks, brokers, hedge funds, Commodity Trading Advisors, or CTAs, and asset managers. GTX’s unique centrally-cleared prime brokerage model supports true peer-to-peer trading capabilities, meaning every GTX client has an opportunity to add market liquidity to the venue by posting real-time bids and offers, as well as trade on the bid and offers of other participants. We act as an agent for the trades executed on the GTX platform and, therefore, do not assume any market or credit risk. We generate revenue by charging a commission on trades executed on the platform.

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
Institutional Sales and Trading
Our institutional sales and trading business serves a broad range of participants across several asset classes, allowing clients to interact with the market based on their specific needs and preferences. As a result, we are able to attract a base of clients with diverse investment styles and strategies.

Nearly all of our revenues from institutional sales and trading are commissions derived from transaction execution services for institutional clients, conducted on an agency basis, as well as commission-equivalents generated on riskless principal transactions. Over the past several years we have built up this business primarily through a focus of our client service and an expansion of our sales and trading team.

Sales and Marketing

We have a direct sales team that is dedicated to building relationships with potential institutional customers and expanding our institutional business. Since its inception in 2010, our institutional business has quickly expanded to include customers throughout the United States, Europe and Asia.

Competition

In general, competition for business with institutional clients is based on a variety of factors, including technology, execution quality, client relationships, client service, cost and reputation.

GTX competes with other firms offering electronic trading platforms, such as ICAP, through its EBS offering; Reuters; FX Connect and Currenex, both owned by State Street Bank, KCG, through its Hotspot offering; Integral Development Corp.; and others.

Our institutional sales and trading group competes for clients with similar groups at leading derivatives brokers, including IG Group Holdings plc, CMC Group and Saxo Bank, as well as with boutique asset management firms.

Intellectual Property

We rely on a combination of trademark, copyright, trade secret and unfair competition laws in the United States and other jurisdictions to protect our proprietary technology, intellectual property rights and our brands (e.g., FOREX.com, GAIN Capital, GFT, GTX, Open E Cry and OEC). We also enter into confidentiality and invention assignment agreements with our employees and consultants, and confidentiality agreements with other third parties. We rigorously control access to our proprietary technology. Currently, we do not have any pending or issued patents.

We use a variety of service marks that have been registered with the U.S. Patent and Trademark Office, including: GAIN Capital (registered service mark), FOREX.com GAIN Capital Group (registered service mark), Trade Real-Time (registered service mark), ForexPro (registered service mark), ForexPremier (registered service mark), Forex Insider (registered service mark), ForexTrader (registered service mark), FOREX.com (registered service mark), ForexPlus (registered service mark), It’s Your World. Trade It. (registered service mark), GFT (registered service mark),  “GFT and Lion Head” (registered service mark), “Lion Head” (registered service mark),  G3BO (registered service mark), GFT Markets (registered service mark), Dealbook (registered service mark), CFD 360 (Registered Service Mark), FX 360° (registered service mark), OEC (registered service mark), OEC One Link (registered service mark) and Open E Cry (registered service mark). We also use a variety of trademarks that have been registered with the U.S. Patent and Trademark Office, including: GFT (registered trademark),  “GFT and Lion Head” (registered trademark), “Lion Head” (registered trademark), Dealbook360 (registered trademark),  Dealbook (registered trademark), Foresight-A.I. (registered trademark) and Open E Cry (registered trademark).

Regulation

Overview
Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the United States, the United Kingdom (through which we have accessed regulatory passport rights to operate in a number of European Economic Area jurisdictions), Japan, Australia, Hong Kong, Canada, Singapore and the Cayman Islands. Government regulators and self-regulatory organizations oversee the conduct of our business in many ways, and several perform regular examinations to monitor our compliance with applicable statutes, regulations and rules. These statutes, regulations and rules cover all aspects of our business, including:

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

In some jurisdictions in which we offer our products and services, we are not subject to regulation as a result of the nature of the market or the manner in which we conduct our business. We consult with legal counsel in jurisdictions in which we operate on a regular basis as to whether we have the required authorizations, licenses or approvals or whether we may conduct our business cross-border with residents in that jurisdiction without obtaining local regulatory authorization, approval or consent. In addition, on an on-going basis we proactively evaluate our activities in jurisdictions in which we are not currently licensed or registered. To the extent that we wish to serve customers in a jurisdiction in which we determine licensing or registration is required, we may also elect to direct such customers to a licensed white label or other partner, rather than pursuing licensing or registration ourselves.

Though we conduct our business in a manner which we believe complies with applicable local law, regulators may assert authority over activities that they deem to take place within the jurisdiction they regulate, and new laws, rules or regulations may be enacted that change the regulatory landscape and result in new, or clarify preexisting, registration or licensing requirements.

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

Our exchange-traded futures business, which is carried on by our subsidiary Gain Capital Group, LLC, is subject to the CFTC Net Capital Rule (Regulation 1.17). Our OTC foreign exchange business carried on by our subsidiary Gain Capital Group, LLC under the Forex.com brand, is also subject to the CFTC Net Capital Rule (Regulation 5.7). Under applicable provisions of these regulations, Gain Capital Group, LLC is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin or $20,000,000 plus 5% of all liabilities owed to customers exceeding $10,000,000. At December 31, 2013, Gain Capital Group, LLC maintained $14.5 million more than the required minimum regulatory capital for a total of 1.6 times the required capital and at all times maintained compliance with all applicable regulations.

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

The Dodd-Frank Act also provides for additional regulation of swaps and security-based swaps, including some types of foreign exchange and metals derivatives in which we engage. The Dodd-Frank Act requires the registration of swap dealers with the CFTC and imposes significant regulatory requirements on swap dealers. Effective February 27, 2013, GAIN GTX, LLC, became registered with the CFTC and NFA as a swap dealer. Certain of our other subsidiaries may be required to register, or may register voluntarily, as swap dealers.

Swap dealers are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including adherence to risk management policies, supervisory procedures, trade record and real time reporting requirements as well as proposed rules for new minimum capital requirements. Swap dealers also are subject to additional duties, including internal and external business conduct and documentation standards with respect to their swap counterparties. Swap dealers are also subject to rules under the Dodd-Frank Act regarding segregation of customer collateral for cleared transactions, position limits, large trader reporting regimes, compensation requirements and anti-fraud and anti-manipulation requirements related to activities in swaps.

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

United Kingdom

GAIN Capital Forex.com UK Limited, or GCUK, is registered in the UK and regulated by the Financial Conduct Authority, or
FCA, as a full scope €730k BIPRU Investment Firm. GCUK is required to maintain the greater of $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. The regulatory capital held is required to be in excess of 110% of applicable requirements at all times. At December 31, 2013, GCUK maintained $37 million more than the required minimum regulatory capital for a total of 2.8 times the required capital and at all times maintained compliance with all applicable regulations.

GFT Global Markets UK Limited, or GFTUK, is registered in the UK and regulated by the FCA as a full scope €730k BIPRU Investment Firm and is subject to the same regulatory capital requirements as GCUK. At December 31, 2013, GFTUK maintained $10 million more than the required minimum regulatory capital for a total of 1.3 times the required capital and at all times maintained compliance with all applicable regulations. Effective February 28, 2014, substantially all of GFTUK's business and operations were transferred to GCUK.

Japan
Forex.com Japan Co., Ltd., or GC Japan, is a registered Type I financial instruments business firm regulated by the Financial Services Agency of Japan in accordance with Financial Instruments and Exchange Act (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 120%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GC Japan’s market, counterparty credit risk and operational risk. At December 31, 2013, GC Japan maintained $6.4 million more than the required minimum regulatory capital for a total of 3.0 times the required capital and at all times maintained compliance with all applicable regulations.

GC Japan is also regulated by the Japan Ministry of Economy, Trade and Industry, or the METI, and the Japan Ministry of Agriculture, Forestry and Fisheries, or the MAFF, and is a member of the Financial Futures Association of Japan. As required under applicable law, on January 1, 2011, we obtained a license from the METI and MAFF.

Australia
GAIN Capital Forex.com Australia, Pty. Ltd., or GCAU, is regulated under the laws of Australia, including the Corporations
Act 2001 (Commonwealth of Australia). The Australian Securities and Investments Commission, or ASIC, is the corporate, markets and financial services regulator in Australia responsible for administering aspects of the Corporations Act 2001. GCAU holds an Australian Financial Services License that has been issued by ASIC. GCAU is required to maintain a minimum capital requirement of $0.4 million (0.5 million AUD). At December 31, 2013, GCAU maintained $2.1 million more than the required minimum regulatory capital for a total of 5.8 times the required capital and at all times maintained compliance with all applicable regulations.

Effective January 31, 2014, ASIC increased the Net Tangible Assets (NTA) requirement, as part of RG166: Licensing: Financial Requirements, for OTC Derivative issuers.  ASIC requires retail OTC derivative issuers to have at all times the greater of AU$ 1,000,000 or 10% of average revenue on hand at all times.  RG166 outlines that, at the minimum, 50% of the NTA requirement is required to be held in cash or cash equivalents and 50% in liquid assets.  OTC derivative issuers must report to ASIC if their NTA falls below 110% of the requirement within 3 business days after becoming aware of the event.

ASIC has also recently implemented additional reporting regulations. As part of phase 2 of RG251 under ASIC, GAIN Capital FOREX.com Australia Ltd will be required to begin transaction reporting on October 1st, 2014 and position reporting on April 1st, 2015.  Australian Financial Service Licensees (AFSL) are required to report commodity, credit, equity, interest, and foreign exchange derivatives transactions and positions.  AFSL holders will need to report to ASIC approved trade repositories under the Corporations Act as per the reporting requirement.

Hong Kong

Our Hong Kong subsidiary, GAIN Capital Forex.com Hong Kong Limited, or GCHK, is a Type 3 leveraged foreign exchange trading firm registered with the Securities and Futures Commission, or SFC, and operates as an approved introducing agent. During the third quarter of 2011, GCHK received approval to begin offering forex and CFD trading directly to customers in Hong Kong. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of the higher of $1.9 million or the sum of 1.5% of its aggregate gross foreign currency position and 5% of its adjusted liabilities and clients’ margin calculated in accordance with applicable rules. At December 31, 2013, GCHK maintained $1.9 million more than the required minimum regulatory capital for a total of 2.0 times the required capital and at all times maintained compliance with all applicable regulations.

Cayman Islands
GAIN Global Markets, Inc., or GGMI, our Cayman Island subsidiary, is a registered securities arranger with the Cayman Islands Monetary Authority. GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or $100,000. At December 31, 2013, GGMI maintained $0.2 million more than the required minimum regulatory capital for a total of 3.0 times the required capital and at all times maintained compliance with all applicable regulations.

Canada
GAIN Capital - Forex.com Canada, Ltd., or GCCA, is a Dealer Member of the Investment Industry Regulatory Organization of Canada and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory, but generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission, or OSC. GCCA is required to maintain risk-adjusted capital in excess of the minimum capital requirement. At December 31, 2013, GCCA maintained $1.8 million more than the required minimum regulatory capital for a total of 10.0 times the required capital and at all times maintained compliance with all applicable regulations.

Singapore

Our Singapore subsidiary, GFT Global Markets Asia Pte Limited , or GFT SG, is a sole proprietorship foreign exchange trading firm registered with the Monetary Authority of Singapore, or MAS, and operates as an approved holder of Capital Markets Services License.    GFT SG is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap.289) and a Commodity Brokers License granted under the Commodity Trading Act by the International Enterprise of Singapore. Under these rules, GFT SG is required to maintain a minimum liquid capital requirement of $1.6 million (2.0 million SGD).  At December 31, 2013, GFT SG maintained $0.1 million than the required minimum regulatory capital for a total of 1.0 times the required capital and at all times maintained compliance with all applicable regulations.

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

Employees

As of December 31, 2013, we had 551 employees. None of our employees are covered by collective bargaining agreements.

Corporate Information

We were incorporated in Delaware in October 1999 as GAIN Capital, Inc. Our principal executive offices are located at Bedminster One, 135 Route 202/206, Bedminster, New Jersey 07921. We operate our trading risk management and most administrative services out of our New York, New York, Bedminster, New Jersey; Chicago, Illinois, Powell, Ohio; Grand Rapids, Michigan; London, England; Tokyo, Japan; Sydney, Australia; Beijing, China; Hong Kong and Singapore offices. A complete list of our subsidiaries can be found in Exhibit 21.1.

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

During recent years, there has been significant disruption and volatility in the global financial markets. Many countries, including the United States and some member countries of the European Union, have recently experienced recessionary conditions. Our revenue is influenced by the general level of trading activity in the global financial markets. Our revenue and operating results may vary significantly from period to period due primarily to movements and trends in the world’s financial markets and to fluctuations in trading levels. We have generally experienced greater trading volume in periods of volatile markets. In the event we experience lower levels of market volatility, our revenue and profitability will likely be negatively affected as occurred during the first, third and fourth quarters of 2012, when volatility levels were at or below previous four year lows. In addition, our customer base is primarily comprised of individual retail customers who view trading in the markets we offer as an alternative investment class. If global economic conditions limit the disposable income of our customers, our business could be materially adversely affected as our customers may choose to curtail their trading, which could result in reduced customer trading volume and trading revenue.

Like other financial services firms, our business and profitability are directly affected by elements that are beyond our control, such as economic and political conditions, broad trends in business and finance, changes in the volume of market transactions, changes in supply and demand for currencies, movements in currency exchange rates, changes in the financial strength of market participants, legislative and regulatory changes, changes in the markets in which such transactions occur, changes in how such transactions are processed and disruptions due to terrorism, war or extreme weather events. Any one or more of these factors, or other factors, may adversely affect our business and results of operations and cash flows. A weakness in equity markets, such as the current economic slowdown causing a reduction in trading volume in U.S. or foreign securities and derivatives, could result in reduced trading activity by our customers and, therefore, could have a material adverse effect on our business, financial condition and results of operations and cash flows. As a result, period-to-period comparisons of our operating results may not be meaningful and our future operating results may be subject to significant fluctuations or declines.

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

We may incur material trading losses from our trading activities.

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
In addition, competitive forces often require us to match the breadth of quotes our competitors display and to hold varying amounts and types of foreign currencies at any given time. By having to maintain positions in certain currencies, we are subjected to a high degree of risk. We may not be able to manage such risk successfully and may experience significant losses from such activities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The expansion of our trading activities into other financial products, including futures, futures options, contracts for difference, or CFDs, binaries, spread bets, over-the-counter, or OTC, currency derivatives, listed securities and gold and silver spot trading entails significant risk, and unforeseen events in such business could have an adverse effect on our business, financial condition and results of operations and cash flows.

As a result of our recent acquisition of GFT, we expect the proportion of our revenue derived from CFDs and other non-forex products to increase materially in future periods. All of the risks that pertain to our trading activities in the forex market also apply to our CFDs, binaries, spread bets, futures, futures options, OTC currency derivatives and gold and silver spot trading products and any other products we may offer in the future. These risks include market risk, counterparty risk, liquidity risk, technology risk, third-party risk and risk of human error. In addition, unexpected events can occur that can result in great financial loss to us, including our inability to effectively integrate new products into our existing trading platform or our failure to properly manage the market risks associated with making markets for new products. The profit margins for these new products may not be similar to the profit margins we have realized with respect to forex trading.

To the extent our current CFD product offerings constitute an offer or sale of securities under the U.S. federal securities laws, we will need to comply with those U.S. federal securities laws. Our CFD product offerings are not currently registered with the SEC or any other U.S. regulator. To the extent our CFD offerings constitute OTC futures contracts or other financial derivative instruments, they are prohibited under the provisions of the U.S. Commodity Exchange Act. To the extent our CFD offerings are determined to constitute swaps or security-based swaps under the Dodd-Frank Act, the Commodity Exchange Act or the federal securities laws, we would be required to comply with such U.S. laws with respect to such offerings. Failure to effectively manage these risks or properly comply with local laws or regulations relating to our product offerings, including U.S. federal securities laws, may expose us to fines, penalties or other sanctions that could have a material adverse effect upon our business, financial condition and results of operations and cash flows. Our non-U.S. operating subsidiaries offer and sell CFDs outside the United States to non-U.S. persons. CFDs are not and may not be offered in the United States by us, including by any of our U.S. and non-U.S. subsidiaries, and are not eligible for resale to U.S. persons.

In our exchange traded futures business, we are exposed to debit/deficit risk with our clients. If an adverse market move relative to a client’s position(s) occurs and we are unable to collect a margin call in a timely manner, the client account may incur a loss, resulting in a debit balance, which could be material and have a material adverse effect upon our financial condition and results of operations.

Any future acquisitions may result in significant transaction expenses, integration and consolidation risks and risks associated with entering new markets, and we may be unable to profitably operate our consolidated company.

We intend to continue to pursue acquisitions as part of our strategy to increase the range of products that we offer, especially into non-forex products, and to expand our businesses into new markets and geographies. Any future acquisitions may result in significant transaction expenses and present new risks associated with offering new products or entering new markets and integrating the acquired companies. Other areas where we may face risks include:

•	diversion of management time and focus from operating our business to address challenges that may arise in integrating the acquired business;

•	transition of operations, users and customers onto our existing platforms or onto platforms of the acquired company;

•	failure to successfully further develop the acquired business;

•	failure to realize anticipated operational or financial synergies;

•	implementation or remediation of controls, procedures, and policies at the acquired company;

•
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;

•	liability for activities of the acquired company before the acquisition, such as violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and

•	integration of the acquired business’ accounting, human resource and other administrative systems, and coordination of trading and sales and marketing functions.

Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, amortization expenses, impairment of goodwill and purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results. Additionally, any new businesses that we may acquire, once integrated with our existing operations, may not produce expected or intended results. Our failure to address these risks or other problems encountered in connection with our future acquisitions could cause us to fail to realize the anticipated benefits of such acquisitions or incur unanticipated liabilities, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The accounting method for convertible debt securities that may be settled in cash, such as our 4.125% Convertible Senior Notes due 2018, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and was reflected as a liability in our consolidated balance sheet in an amount equal to the fair value. The equity component of the notes is included in the additional paid-in capital section of our stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of non-cash interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our consolidated income statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the debt discount and the notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as our 4.125% Convertible Senior Notes) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share unless the conversion value of the notes exceeds their principal amount at the end of the relevant reporting period. If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, were issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 4.125% Convertible Senior Notes that were issued in November 2013, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt because of factors beyond our control. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Any restriction in the availability of credit and debit cards as a payment option for our customers could adversely affect our business, financial condition and results of operations and cash flows.

We currently allow our customers to use credit and debit cards to fund their accounts with us. For the year ended December 31, 2013, approximately 59% of the notional value of our U.S. customer deposits were funded through credit and debit cards. The National Futures Association, or NFA, has recently requested comments from its members, including our company, about a proposed prohibition on the use of credit cards to fund retail trading accounts in the U.S. If the NFA’s proposed prohibitions, or other similar regulations elsewhere in the world, are adopted, or if credit card issuing institutions restrict the use of credit and debit cards as a means to fund retail accounts, then the elimination or reduction in the availability of credit cards as a means to fund customer accounts, or any increase in the fees associated with such use, would deprive our customers of a secure and convenient method of funding their accounts, particularly during non-banking hours. If customers are unable or unwilling to utilize alternative methods of funding their accounts, the resulting reduction in trading volume by our customers could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

The forex market has only recently become accessible to retail investors and is a rapidly evolving industry characterized by intense competition and evolving domestic and global regulatory oversight and rules. Tighter spreads and increased competition could make our business less profitable. Our prospects may be materially adversely affected by our ability to adapt to these changes and effectively manage the risks, expenses and difficulties frequently encountered in the operation of a business in a rapidly evolving industry. We face similar competitive pressure in the other industries in which we operate, including with regard to our institutional and exchange traded futures products.

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

The market for Internet-based and mobile trading is characterized by:

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

In 2013, we generated approximately 79% of our retail trading volume from customers outside the United States. Expanding our business in new markets is an important part of our growth strategy. Due to certain cultural, regulatory and other challenges relevant to those markets, however, we may be at a competitive disadvantage in those regions relative to local firms or to international firms that have a well-established local presence. These challenges include:

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

Substantially all of our operations involving the execution and clearing of transactions in foreign currencies, CFDs, gold and silver and securities are conducted through subsidiaries that are regulated by governmental bodies or self-regulatory organizations, including in the United States, the United Kingdom, Japan, Australia, Hong Kong, Canada, Singapore and the Cayman Islands. Many of the regulations we are governed by are intended to protect the public, our customers and the integrity of the markets, and not necessarily our shareholders.

Among other things, we are subject to regulation with regard to:

•	sales and marketing activities, including our interaction with, and solicitation of, customers;

•	trading practices, including the types of investment products we may offer;

•	treatment of customer assets, including custody, control, safekeeping and, in certain countries, segregation of our customer funds and securities;

•	maintaining specified minimum amounts of capital and limiting withdrawals of funds from our regulated operating subsidiaries;

•	continuing education requirements for our employees;

•	anti-money laundering practices;

•	record keeping and reporting; and

•	supervision regarding the conduct of directors, officers and employees.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, enacted in July 2010, has had and is expected to continue to have a significant effect on our U.S. retail business. For example, the Dodd-Frank Act further amended the Commodity Exchange Act to prohibit essentially all OTC retail transactions in any commodity other than foreign currency after July 15, 2011. As a result, after such date, we are not permitted to offer our U.S. retail customers leveraged spot metals trading or any product other than forex. The Dodd-Frank Act also includes a requirement that federal banking regulators and the SEC adopt new rules regarding the conduct and operation of forex businesses by banks and broker-dealers, respectively. As a result of these new regulations, the ability of our wholesale forex trading partners, many of which are regulated banks and/or broker-dealers, to do business with us could be significantly curtailed, which could materially adversely affect our ability to provide liquidity to our customers. In addition, the new rules could adversely affect the structure, size, depth and liquidity of forex markets generally. The Dodd-Frank Act also provides for additional regulation of swaps and security-based swaps, including some types of foreign exchange and metals derivatives in which we engage. Swap dealers are required to register with the CFTC and are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including, among other things, new capital requirements, a new margin regime for uncleared swaps and a new segregation regime for collateral of counterparties to uncleared swaps. Swap execution facilities, as defined by the Commodity Exchange Act, are also required to register with the CFTC with respect to transactions involving swaps that are subject to mandatory clearing requirements and are subject to a comprehensive regulatory regime with new obligations for cleared swap activities for which they are registered, including, among other things, a variety of core principles and other requirements, such as maintaining a rule book defining the rules of the swap execution facility and its members. Areas covered in the rule book include, but are not limited to: governance, participants, participant obligations, trading practices, reporting, clearing, business conduct, disciplinary rules, arbitration and other matters. While the specific parameters of these swap dealer and swap execution facility requirements are still being developed by the relevant regulators, it is likely that any of our subsidiaries that are required to register as swap dealers (such as GAIN GTX, LLC and GTX SEF, LLC, which have registered with the CFTC and NFA as a swap dealer and a swap execution facility, respectively) will face increased costs due to the registration and regulatory requirements listed above. Any of these new regulatory developments, alone or in combination, could have a material adverse effect on our business and profitability.

In the European Union, government officials have announced the intention to propose new laws to regulate OTC derivatives. The new laws would, among other things, require mandatory central clearing of some derivatives, higher collateral requirements and higher capital charges for certain OTC derivatives. In February 2014, the European Market Infrastructure Regulation (“EMIR”) enacted reporting requirements requiring any open trade positions under the applicable asset classes, including all over-the-counter and exchange traded derivatives will need to be reported on a back-dated basis from August 2012 to the present to an approved trade repository. Many of these initiatives are still at the consultation stage and details for many aspects of the legislative proposals have not yet been published. If the products that we offer are subjected to mandatory central clearing, exchange trading, higher collateral requirements or higher capital charges, our business, financial condition and results of operations could be materially adversely affected. In Japan, regulations, which became effective in August 2011, prohibit our ability to offer Japanese residents leverage for forex products in excess of 25-to-1. For spot gold that we offer in Japan, beginning July 1, 2011, the maximum allowable leverage became 20-to-1. These changes may result in a decrease in Japanese customer trading volume, which may in turn materially adversely affect our financial condition, results of operations and cash flows.

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

As we operate in many jurisdictions without local registration, licensing or authorization, we may be subject to possible enforcement action and sanction for our operations in such jurisdictions if our operations are determined to have violated regulations in those jurisdictions. Further, our growth may be limited by various restrictions and we remain at risk that we may be required to cease operations if we become subject to regulation by local government bodies.

For the year ended December 31, 2013, approximately 50% of our trading volume was attributable to customers resident in a jurisdiction where we or our white label partners are licensed, regulated or deal with customers cross-border in a manner that we believe does not require us to be regulated in that jurisdiction. The remaining 50% of our retail trading volume was attributable to customers in jurisdictions in which we or our white label partners are not currently licensed or authorized by the local government or applicable self-regulatory organization. We determine the nature and extent of services we can offer and the manner in which we conduct our business in the various jurisdictions in which we serve customers based on a variety of factors, including legal advice received from local counsel, our review of applicable U.S. and local laws and regulations and, in some cases, our discussions with local regulators. In cases in which we operate in jurisdictions based on local legal advice, we are exposed to the risk that our legal and regulatory analysis is subsequently determined by a local regulatory agency or other authority to be incorrect and that we have not been in compliance with local laws or regulations, including local licensing or authorization requirements, and to the risk that the regulatory environment in a jurisdiction may change, including in a circumstance where laws or regulations or licensing or authorization requirements that previously were not enforced become subject to enforcement.

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

Our regulators have stringent rules requiring that we maintain specific minimum levels of regulatory capital in our operating subsidiaries that conduct our spot foreign exchange, CFDs, binaries, spread bets, gold and silver spot trading and securities businesses. In the United States, as a Futures Commission Merchant, or FCM, and a Retail Forex Exchange Dealer, or RFED, we are required to maintain adjusted net capital of $20.0 million plus 5.0% of the amount of customer liabilities over $10.0 million. On a worldwide basis, as of December 31, 2013, we were required to maintain approximately $84.1 million minimum capital in the aggregate across all jurisdictions, representing a $38.5 million, or an 84.4% increase from our minimum regulatory capital requirement at December 31, 2012. Regulators continue to evaluate and modify regulatory capital requirements from time to time in response to market events and to improve the stability of the international financial system. Additional revisions to this framework or new capital adequacy rules applicable to us may be proposed and ultimately adopted, which could further increase our minimum capital requirements in the future.

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

We rely on third-party financial institutions to provide us with forex market liquidity. We maintain relationships with three established global prime brokers, Deutsche Bank AG, UBS AG and the Royal Bank of Scotland plc, as well as relationships with a number of additional wholesale forex trading partners, and we have access to liquidity through third-party trading platforms. We depend on these relationships for our access to a pool of forex liquidity to ensure that we are able to execute our customers’ trades in any of the currency pairs, equity indices and commodity products we offer and in the notional amount our customers request. These prime brokers and wholesale forex trading partners, although under contract with us, may terminate our arrangements at any time. In the event that we no longer have access to the competitive wholesale forex pricing spreads and/or levels of liquidity that we currently have, we may be unable to provide competitive forex trading services, which would materially adversely affect our business, financial condition and results of operations and cash flows.

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

We rely on certain third-party computer systems or third-party service and software providers, including trading platforms, back-office systems, Internet service providers, software development partners and communications facilities. For example, for the year ended December 31, 2013, 47.3% of our retail trading volume was derived from trades utilizing the MetaTrader platform, a third-party trading platform we license that is particularly popular in the international retail trading community and offers our customers a choice in trading interfaces. Any interruption in these third-party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find an alternative systems or services provider on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

We have relationships with white label partners who provide forex trading to their customers by using our trading platform and other services and, therefore, provide us with an additional source of revenue. For the year ended December 31, 2013, approximately 11% of our retail trading volume was derived from white label partners. Many of our relationships with white label partners are non-exclusive or may be terminated by them on short notice. In addition, our white label partners have no obligation to provide us with minimum levels of transaction volume. Our failure to maintain our relationships with these white label partners, the failure of these white label partners to continue to offer online forex trading services to their customers using our trading platform, the loss of requisite licenses by our white label partners or our inability to enter into new relationships with white label partners would result in a loss of revenue, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. To the extent any of our competitors offers more attractive compensation terms to one or more of our white label partners, we could lose the white label partnerships or be required to increase the compensation we pay to retain the white label partners.

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

We have relationships with introducing brokers who direct new customers to us and provide marketing and other services for these customers. In certain jurisdictions, we are only able to provide our services through introducing brokers. For the year ended December 31, 2013, approximately 31.2% of our retail trading volume was derived from introducing brokers. Many of our relationships with introducing brokers are nonexclusive or may be terminated by the brokers on short notice. In addition, under our agreements with introducing brokers, they have no obligation to provide us with new customers or minimum levels of transaction volume. Our failure to maintain our relationships with these introducing brokers, the failure of the introducing brokers to provide us with customers or our failure to create new relationships with introducing brokers would result in a loss of revenue, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. To the extent any of our competitors offers more attractive compensation terms to one or more of our introducing brokers, we could lose the brokers’ services or be required to increase the compensation we pay to retain the brokers. In addition, we may agree to set the compensation for one or more introducing brokers at a level where, based on the transaction volume generated by customers directed to us by such brokers, it would have been more economically attractive to seek to acquire the customers directly rather than through the introducing broker.

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

Risks Related to our Common Stock

The Market Price of Our Common Stock May Be Volatile.

Our results of operations and cash flows have fluctuated significantly from period to period in the past based on a variety of factors, including some that are beyond our control, such as currency volatility and fluctuations in trading volume. These variations, along with any failure to achieve operating results that meet or exceed the expectations of our investors and the market as a whole, could result in significant price and volume fluctuations in our common stock. Other factors that could affect the market price of our common stock include:

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

If securities analysts stop publishing research or reports about us or our business or if they downgrade our common stock, the market price of our common stock could decline.

The market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If any analyst who covers us downgrades our stock or lowers its future stock price targets or estimates of our operating results, our stock price could decline rapidly. Furthermore, if any analyst ceases to cover us, we could lose visibility in the market, which in turn could cause the market price of our common stock to decline.

Our stockholder rights plan may prevent efforts by our stockholders to effect a change of control of our company or a change in our management.

We have adopted a stockholder rights plan, commonly referred to as a poison pill. The rights plan is intended to deter an attempt to acquire us in a manner or on terms not approved by our Board of Directors. The rights plan will not prevent an acquisition that is approved by our Board of Directors. Our rights plan could substantially impede the ability of public stockholders to benefit from a change in control and, as a result, may reduce the market price of our common stock and the ability of holders of our common stock to realize any potential change of control premium.

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

As of December 31, 2013, our executive officers, directors and other affiliates together beneficially owned over 40% of our outstanding capital stock. VantagePoint Venture Partners IV(Q), L.P., VantagePoint Venture Partners IV, L.P., VantagePoint Venture Partners IV Principals Fund, L.P., VP New York Venture Partners, L.P., referred to herein as the VPVP Funds, and Edison Venture Fund IV SBIC, L.P., together beneficially owned approximately 37% of our outstanding capital stock as of

December 31, 2013. Two of our directors, Messrs. Sugden and Bevilacqua, are affiliated with the Edison and VPVP Funds, respectively. As a result, these stockholders, acting together, are able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in our control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

Our common stock is relatively illiquid. As of March 11, 2014, we had 42,083,652 shares of common stock outstanding (excluding shares held by us as treasury stock). The average daily trading volume in our common stock during the 60 calendar days ended March 1, 2013 was approximately 0.3 million shares. A more active public market for our common stock may not develop, which could continue to adversely affect the liquidity of our common stock and adversely affect the trading price of our common stock. Moreover, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile than that of other companies or the market as a whole. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in us at a satisfactory price.

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

Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions, conversion of our 4.125% Convertible Senior Notes or otherwise.

As of December 31, 2013, we had approximately 18.1 million shares of common stock authorized but unissued. Our certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions, in future common stock offerings or otherwise. As of December 31, 2013, we have reserved an aggregate of 7.1 million shares for issuance under our equity incentive compensation plans 1.5 million to be issued pursuant to future awards and grants under the 2010 Omnibus Incentive Compensation Plan, or the 2010 plan, 5.2 million shares that are subject to outstanding grants under a predecessor plan and the 2010 Plan, and 0.4 million shares to be issued pursuant to the 2011 Employee Stock Purchase Plan). In addition, our 4.125% Convertible Senior Notes are convertible into shares of our common stock, although we may, at our election and subject to certain limitations, choose to settle any conversion by the payment or delivery of cash, shares of our common stock, or a combination thereof. Prior to June 1, 2018, the notes may be converted only upon the occurrence of specified events set forth in the indenture pursuant to which they were issued, while on or after June 1, 2018, holders may convert their notes at any time. Any common stock that we issue, including under our 2010 Omnibus Incentive Compensation Plan, 2011 Employee Stock Purchase Plan or other equity incentive plans that we may adopt in the future, or upon conversion of our 4.125% Convertible Senior Notes will dilute the percentage ownership held by investors who own our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. We service retail and institutional customers in more than 180 countries worldwide and conduct business from our offices in New York, New York, Bedminster, New Jersey; Chicago, Illinois, Powell, Ohio; Grand Rapids, Michigan; London, England; Tokyo, Japan; Sydney, Australia; Beijing, China; Hong Kong and Singapore. All of our office space was leased as of December 31, 2013.

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

On February 16, 2012, we received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority (now known as the Financial Conduct Authority). The investment firm, Cameron Farley Ltd, had opened a corporate account with us and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on us, the claimants requested, and we agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. We submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012 we received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. We subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to our motion on June 2, 2013 and subsequently we filed a response to this answer on July 15, 2013. A hearing was held on our application for strike out and/or summary judgment on September 18 and 19, 2013.  After the hearing, the judge asked the claimants to respond in writing to his additional questions from the hearing.  The claimants had until October 11, 2013 to provide answers and we were given until November 1, 2013 to respond.  On February 26, 2014, the judge denied our motion for strike out/summary judgment.  We can provide no assurances that this matter will be successfully resolved. This matter is currently pending. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.

Through our acquisition of OEC, we became the subject of a patent infringement lawsuit originally filed against OEC on February 9, 2010 in the U.S. District Court for the Northern District of Illinois by Trading Technologies International, Inc. seeking injunctive relief and unspecified damages. As reflected in a Second Amended Complaint filed on June 15, 2011, plaintiff alleges infringement of 12 patents relating to real-time display of price quotes and market depth on OEC’s electronic trading interfaces. The case was consolidated with 11 related cases in February 2011, and the parties have exchanged infringement, non-infringement and invalidity contentions for several of the disputed patents. In June 2011, the court stayed discovery to allow summary judgment briefing on the ramifications of a recent Federal Circuit decision. On February 9, 2012, the court issued an order, which granted Defendants' motions for summary judgment, resulting in a substantial narrowing of the scope of plaintiff’s claims. Plaintiff filed a motion for reconsideration of that ruling on March 8, 2012. Plaintiff also filed a motion for certification of judgment for interlocutory appeal. The court denied plaintiff’s motion for reconsideration but granted plaintiff’s motion for certification of judgments of patent invalidity with respect to four of the asserted patents. On August 30, 2013, the Federal Circuit issued its opinion vacating and remanding the court’s judgment of patent invalidity regarding four of the asserted patents.  On remand, Defendants renewed their motion for summary judgment of patent invalidity and the court is currently considering when to revisit the invalidity issue. Since the court’s certification of judgments ruling, the court has continued its stay of discovery. Plaintiff’s complaint does not specify the amount of damages sought. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK

Our common stock began trading on the New York Stock Exchange under the symbol “GCAP” on December 15, 2010. Prior to that date, there was no established trading market for our common stock. As of March 11, 2014, we estimate that we had approximately 94 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

The following table details the high and low closing prices for the common stock as reported by the New York Stock Exchange for the periods indicated.

	2013		2012
Quarter	High	Low	High	Low
First Quarter	4.61	4.06	$6.87	$5.02
Second Quarter	6.45	4.27	$5.36	$4.37
Third Quarter	14.31	5.44	$5.30	$4.42
Fourth Quarter	12.32	7.15	$4.89	$3.94

DIVIDEND POLICY
Prior to the fourth quarter of 2011, we retained all earnings for investment in our business. In October 2011, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination by our Board of Directors of the amount. Each quarter since, the Company has paid a $0.05 per share dividend to holders of the Company’s common stock. The latest dividend of $0.05 per share was declared on February 27, 2014, payable on March 20, 2014 to stockholders of record on March 17, 2014.

Although we intend to continue our policy of paying quarterly dividends, any declaration and payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our Board of Directors deems relevant. The Board’s ability to declare a dividend is also subject to limits imposed by Delaware corporate law. In addition, our subsidiaries are permitted to pay dividends to us subject to (i) certain regulatory restrictions related to the maintenance of minimum net capital in those of our subsidiaries that are subject to net capital requirements imposed by applicable law or regulation and (ii) general restrictions imposed on dividend payments under the jurisdiction of incorporation or organization of each subsidiary.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

REPURCHASES OF COMMON STOCK

During the year ended December 31, 2013, we repurchased approximately 0.9 million shares of our common stock pursuant to the terms of our approved stock repurchase plan.

			Total	Maximum Number
			Number of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	Total Number		Announced	Yet Be Purchased
	of Shares	Average Price	Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs(1)	Programs(1)(2)
January 2013	75,000	4.20	75,000	1,404,755
February 2013	12,706	4.24	12,706	1,348,417
March 2013	63,390	4.20	63,390	873,896
April 2013	14,999	4.23	14,999	810,114
May 2013	31,398	4.69	31,398	15,662,206
June 2013	—	—	—	15,662,206
July 2013	—	—	—	15,662,206
August 2013	24,311	5.67	24,311	15,523,884
September 2013	—	—	—	15,523,884
October 2013	—	—	—	15,523,884
November 2013	612,430	8.87	612,430	10,084,757
December 2013	100,000	7.62	100,000	9,321,167

(1)
In May of 2013, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $15.0 million for the purchase of the Company’s common stock.

(2)    Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

STOCK PERFORMANCE GRAPH

The following performance chart assumes an investment of $100 on December 15, 2010 (the date the Company’s shares began trading on the NYSE) and compares the change at December 31, 2010 through December 31, 2013 in the market price for our common stock with the Russell 2000 Index, the NASDAQ Composite Index, and a peer group identified by the Company (the “Selected Peer Group Index”). The Selected Peer Group Index was selected to include publicly-traded companies engaging in one or more of the Company’s lines of business.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2013.

Number of
securities remaining
	Number of	Weighted-average	available for future
	securities to be	exercise price	issuance under
	issued upon exercise	of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a)
Plan category	(a)	(b)	(c)(1)
Equity compensation plans approved by security holders	3,763,959	$4.36	2,825,080

(1)
In accordance with the 2010 Omnibus Incentive Compensation Plan, an additional 1.3 million shares were made available for issuance on the first trading day of 2014; these shares are excluded from this calculation.

ITEM 6. SELECTED FINANCIAL DATA

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements as of December 31, 2013 and December 31, 2012 and for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, included in this annual report on Form 10-K. The selected Consolidated Statement of Operations data for the years ended December 31, 2010 and 2009 and the selected Consolidated Balance Sheet data as of December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results of operations are not necessarily indicative of future results.

Selected Consolidated Statement of Operations

	(in thousands, except share and per share data)
	Year Ended December 31,
	2013	2012	2011(1)	2010(1)(4)	2009(1)
Consolidated Statement of Operations Data:
Net Revenue	$266,391	$151,360	$181,465	$189,098	$153,319
Total expense	$223,286	$150,218	$158,221	$131,646	$113,090
Income before income tax expense and equity in earnings of equity method investment	$45,105	$1,142	$23,244	$57,452	$40,229
Net Income applicable to GAIN Capital Holdings, Inc.	$31,311	$2,621	$15,698	$36,988	$27,994
Earnings/(loss) per common share:(2)
Basic	$0.85	$0.08	$0.46	$8.42	$9.47
Diluted	$0.79	$0.07	$0.40	$0.98	$0.75
Weighted average common shares outstanding used in computing earnings/(loss) per common share(2)
Basic	36,551,246	34,940,800	34,286,840	4,392,798	2,956,377
Diluted(3)	39,632,878	37,880,208	38,981,792	37,742,902	37,282,069
Cash dividends per share	$0.20	$0.20	$0.05	$—	$—

Selected Consolidated Balance Sheet

	(in thousands unless otherwise stated)
	Year Ended December 31,
	2013	2012(4)	2011(4)	2010(4)	2009
Consolidated Balance Sheet Data:
Cash and cash equivalents	$39,871	$36,820	$60,221	$27,536	$22,770
Cash and cash equivalents held for customers	$739,318	$446,311	$310,447	$256,674	$199,754
Receivables from banks and brokers	$227,630	$89,916	$85,401	$98,135	$76,391
Total assets	$1,111,135	$629,262	$504,930	$442,420	$351,940
Payables to customers, brokers, dealers, FCMs and other regulated entities	$739,318	$446,311	$310,447	$256,674	$199,754
Convertible redeemable preferred stock embedded derivative	$—	$—	$—	$—	$81,098
Notes payable	$—	$—	$7,875	$18,375	$28,875
Convertible senior notes	$65,360	$—	$—	$—	$—
Total GAIN Capital Holdings, Inc. shareholders' equity	$234,401	$162,830	$163,974	$148,993	$(139,890)

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

(4)
In the year ended December 31, 2010 there was an immaterial error in the income tax provision (see Note 1 on the Consolidated Financial Statements). Accordingly, the net income and earnings per share have been retroactively restated for that year. In addition total assets and total shareholders' equity have been retroactively restated for the subsequent years through December 31, 2012 inclusive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto provided pursuant to “Item 8. Financial Statements and Supplementary Data” contained within this Annual Report on Form 10-K.

Overview

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. We service retail and institutional customers in more than 180 countries worldwide and conduct business from our offices in New York, New York, Bedminster, New Jersey; Chicago, Illinois, Powell, Ohio; Grand Rapids, Michigan; London, England; Tokyo, Japan; Sydney, Australia; Beijing, China; Hong Kong and Singapore.

We offer our customers access to a diverse range of over 12,500 financial products, including foreign exchange, or forex, precious metals, “contracts for difference”, or CFDs, which are investment products with returns linked to the performance of underlying commodities, indices, individual equities, bonds and interest rate products, OTC options on forex, as well as futures and options on futures on more than 30 global exchanges and binaries. In the United Kingdom, we also offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment to residents of that country.

We have invested considerable resources over the past 14 years to develop our proprietary trading platforms to provide our customers with advanced price discovery, trade execution and order management functions, while improving our ability to acquire and service our customers efficiently, as well as manage market and credit risk associated with our customer’s trading activity. Today our customers can trade through web-based, downloadable and mobile trading platforms and have access to innovative trading tools to assist them with research and analysis, automated trading and account management.

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

Market Environment and Trading Volatility
Our revenue and operating results may vary significantly from period to period due primarily to movements and trends in the world’s financial markets and to fluctuations in market volatility. As a general rule, our businesses typically benefit from volatility in the markets that we serve, as periods of increased volatility often coincide with higher levels of trading by our clients and a higher volume of transactions. However, periods of extreme volatility may result in significant market dislocations that can also lead clients to reduce their trading activity. In addition, volatility that results in trading within a relatively narrow band of prices may lead to less profitable trading activity. Also, low or extremely high market volatility can adversely affect our ability to profitably manage our net exposure, which represents the unhedged portion of the trading positions we enter into with our customers.

Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macroeconomic conditions. Weakness in equity markets, which occurred in much of 2011 and several of the previous years, can result in reduced overall trading activity. The European sovereign debt crisis, which arose in the second quarter of 2010 and continued throughout 2011 and 2012, created economic uncertainty, adversely affecting the equities and other securities markets for much of this period, leading investors to, at times, reduce their trading activity, and also resulted in anomalous and challenging market conditions over several significant periods during 2011 and 2012.

Overall market conditions improved in the twelve months ended December 31, 2013, due in part to higher levels of volatility as compared to the multi-year lows experienced in 2012. While volatility levels for the year were still well below 2008-2011 averages, we saw increased engagement from clients during the year, resulting in higher trading volumes.

Competition
The forex market has been accessible to retail investors for a significantly shorter period than many other securities markets, such as equities, and is a rapidly evolving industry characterized by intense competition. Entering new markets often requires us to lower our pricing in order to attract customers and compete with other companies who have already established customer bases in such markets. In addition, in existing markets, on occasion we make short-term decisions to be more aggressive regarding the pricing we offer our customers, or we may decide to offer additional services at reduced rates, or free of charge, in order to attract customers and take market share from our competitors. We expect we will face similar competitive pressure as we expand our non-forex product offerings, including futures, futures options and CFDs.

Regulatory Environment
In recent years, the financial markets have experienced a major global regulatory overhaul, as regulators and legislators in the U.S. and abroad have proposed and, in some instances, adopted, a wide range of regulatory changes that have had a significant effect on the manner in which we operate our business. In particular, as a result of the Dodd-Frank Act’s requirement that essentially all transactions in commodities be executed on an exchange, after July 15, 2011, we were no longer permitted to offer leveraged spot metal transactions in the United States. For the period from January 1, 2011 through July 15, 2011, our leveraged spot metals trading business with U.S. customers generated approximately $20.7 million in net revenue.

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

GFT Transaction

On September 24, 2013, we entered into an Amended and Restated Stock Purchase Agreement with Gary L. Tilkin and Global Futures & Forex, Ltd., or GFT, pursuant to which we agreed to purchase all of the issued and outstanding shares of common stock of GFT from Mr. Tilkin. The transaction closed on September 24, 2013.

Pursuant to the terms of the Stock Purchase Agreement, we purchased the shares of GFT for an aggregate purchase price consisting of (i) $20.0 million in cash to be paid upon the closing date of the transaction, (ii) up to $20.0 million in cash, referred to as the Holdback Amount, to be paid upon the settlement of certain liabilities of GFT after the closing date, (iii) 3,625,721 shares of our common stock and (iv) a term loan from Mr. Tilkin in an amount equal to approximately $33.2 million. Under the terms of the Stock Purchase Agreement, Mr. Tilkin has agreed to indemnify us for certain liabilities of GFT that are expected to be settled after the closing date. Mr. Tilkin's indemnification obligation for these liabilities shall first be settled out of the Holdback Amount, with any amounts in excess of the Holdback Amount being settled directly by Mr. Tilkin or by reduction of s previously outstanding term loan. Upon settlement of 80% of these liabilities, the remaining Holdback Amount, if any, will be paid to Mr. Tilkin, subject to certain conditions and terms. The purchase price is subject to a post-closing adjustment based on the amount of cash and working capital in GFT as of the closing date. Although the amount of the adjustment has not been finalized, we currently expect to make an adjustment payment of approximately $2.2 million to Mr. Tilkin based on the amount of cash at GFT as of the closing.

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

On the closing date, we also entered into a Loan and Security Agreement with Mr. Tilkin providing for a term loan. The term loan had a term of five years and bore interest at a rate of 8.0% per annum, payable quarterly. In connection with the issuance of our 4.125% Convertible Senior Notes due in November 2013, we entered into an agreement with Mr. Tilkin to settle all outstanding obligations under the term loan for a payment of approximately $31.7 million.

The foregoing descriptions of the Stock Purchase Agreement, the Stockholders' Agreement and the Loan and Security Agreement do not purport to be complete, and are qualified in their entirety by reference to the full text of those agreements. The Stock Purchase Agreement was filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 25, 2013, and the Stockholders' Agreement and the Loan and Security Agreement are filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. The representations, warranties and covenants contained in the Stock Purchase Agreement, the Stockholders' Agreement and the Loan and Security Agreement have been made solely for purposes of those agreements and as of specific dates and are not intended as statements of fact to be relied upon by any party other than the parties to those agreements.

The acquisition of GFT was made as part of our strategy to increase the range of products that we offer, especially into non-forex products, and to expand our businesses into new markets and geographies.  In particular, as a result of the acquisition, we added significant new partnerships in OTC trading, substantially expanded our the non-forex products we offer, especially in CFDs, binaries and spread bets, and deepened our global footprint, providing us with an increased presence in key European, Middle Eastern and other markets.  As discussed below in "- Key Income Statement Line Items and Key Operating Metrics" and " - Results of Operations," the acquisition of GFT has had a significant impact on our financial condition and results of operations when compared to prior periods.  Accordingly, our past results of operations should not be read as indicative of expected future performance.

Subsequent Events

On March 12, 2014, we announced that we had entered into purchase agreements with each of Global Asset Advisors, LLC ("GAA") and Top Third Ag Marketing LLC ("Top Third") providing for the purchase of 55% of the outstanding shares of GAA and Top Third from their major shareholders. The acquisitions are part of our strategy to expand the range of non-forex products that we offer. Once the transactions close, we will have call options to acquire the remaining 45% of each company. The parties to each agreement are subject to customary covenants between the date of the agreements and their respective closing dates, and the subject of each agreement is subject to the satisfaction of customary closing conditions.

Key Income Statement Line Items and Key Operating Metrics

The following section briefly describes the key components of our revenues and expenses, our use of non-GAAP financial metrics, and key operating metrics we use to evaluate the performance of our business.

Revenue
We generate revenue from trading revenue, commission revenue, other revenue and interest income.

Trading Revenue
Trading revenue is our largest source of revenue and has traditionally been generated primarily in our retail forex business. Following our acquisition of GFT, we expect trading revenue generated by non-forex products, particularly CFDs, to materially increase in future periods. Trading revenue represented 77.0% of our total net revenue for the year ended December 31, 2013, and 84.2% of our total net revenue for the year ended December 31, 2012.

We generate trading revenue as follows:

•	for trades that are naturally hedged against an offsetting trade from another customer, we receive the entire retail bid/offer spread we offer our customers on the two offsetting transactions;

•
for trades that are hedged with one of our wholesale trading partners, we receive the difference between the retail bid/offer spread we offer our customers and the wholesale bid/offer spread we receive from the wholesale trading partners; and

•
with respect to the remaining customer trades, which we refer to as our net exposure, we receive the net gains or losses generated through changes in the market value of the currencies held in our net exposure.

For the year ended December 31, 2013, approximately 96% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our wholesale forex trading partners, and the remaining 4% of our average daily retail trading volume consisted of our net exposure, compared to average daily retail trading volume hedged of approximately 96% and 97% in 2012 and 2011, respectively.

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

Commission Revenue

Commission revenue has historically been comprised of revenue from our GTX business, revenue from our futures business, and revenue from GAIN Securities, our securities business. In October 2013, GAIN Securities transferred substantially all of its customer accounts to TradeKing, LLC.  Since we acquired GFT in September 2013, we have also realized commission revenue from the sales trader business acquired from GFT.  Our sales traders offer high-touch trading services to high net worth individuals.

The businesses discussed above generally generate revenue by earning a commission on each transaction, which is recorded under commission revenue.  This commission revenue generally generates a lower profit margin compared to what we have historically experienced in our trading business.

Other Revenue
Other revenue is comprised of account management, transaction and performance fees related to customers who have assigned trading authority to our subsidiary Gain Capital Asset Management, or GCAM; inactivity and training fees charged to customer accounts; foreign currency transaction gains and losses; and other miscellaneous items from each of our businesses.

Net Interest Revenue / Expense
Net interest revenue/expense consists primarily of the revenue generated by our cash and customer cash held by us at banks and on deposit as collateral with our wholesale forex trading partners, less interest expense on our 4.125% Convertible Senior Notes.

Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term U.S. government securities or treasury bills. Such deposits and investments earned interest at an average effective rate of approximately 0.1% for the year ended December 31, 2013 and 2012. Interest paid to customers varies among customer accounts primarily due to the net value of a customer account. A customer’s net account value equals cash on deposit plus the mark to market of open positions as of the measurement date. From time to time, we also make available interest promotions pursuant to which we may pay certain customers higher levels of interest than that which is paid to other customers. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest expense was $0.6 million for the year ended December 31, 2013, compared to net interest revenue of $0.1 million for the year ended 2012.

Expenses

Our expenses are principally comprised of employee compensation and benefits, selling and marketing, trading expenses and commissions, purchased intangible amortization and other expenses.

Employee Compensation and Benefits
Employee compensation and benefits includes salaries, bonuses, stock-based compensation, contributions to benefit programs and other related employee costs.

Selling and Marketing
Our marketing strategy employs a combination of direct online marketing and focused branding programs, with the goal of raising awareness of our trading Internet website, FOREX.com, and attracting customers in a cost-efficient manner. For the year ended December 31, 2013, selling and marketing expense was $22.3 million, compared to $27.0 million for the year ended December 31, 2012.

Trading Expense and Commissions
Trading expense and commissions consists of compensation paid to our white label partners and introducing brokers and commissions paid to certain employees.

We generally provide white label partners with the platform, systems and back-office services necessary for them to offer trading services to their customers. Introducing brokers identify and direct potential trading customers to us. White label partners and introducing brokers generally handle marketing and the other expenses associated with attracting customers. Accordingly, we do not incur any incremental sales and marketing expense in connection with trading revenue generated by customers provided through our white label partners and introducing brokers. We do, however, pay a portion of this trading revenue to our white label partners and introducing broker partners and record this payment under trading expense and commissions. This expense is largely variable and changes principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from their customers. This situation occurred in 2011, in particular in the fourth quarter of the year, which resulted in an increase in trading expense despite a decrease in trading revenue generated by our white label and introducing broker clients. Our indirect business accounted for 38.6%, 37.8% and 38.9% of retail trading volume in the years ended December 31, 2013, 2012 and 2011, respectively. As a result of our acquisition of GFT, we expect that our indirect business will account for an increased percentage of our retail trading volume in future periods.

Trading expense and commission also includes commissions paid to certain of our employees. These commissions are variable and fluctuate principally based on the level of commission revenue generated by clients that the employees cover or introduced to the business.

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

Purchased Intangible Amortization
Purchased intangible amortization consists of amortization related to intangible assets we acquired in 2013, 2012 and 2011 in connection with our acquisition of customer accounts in several transactions we executed during these periods. The principal intangible assets acquired were customer assets and a non-compete agreement. These intangible assets have useful lives ranging from one year to six years.

Communications and Technology
Communications and technology consists of communications fees, data fees, product development, software and maintenance expenses.

Bad debt provision
Bad debt provision represents the amounts estimated for the uncollectibility of certain outstanding balances during the period.

Restructuring Expenses
In 2013 and 2012, we incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with ASC 420 and ASC 712.

Acquisition Expenses
In 2013 and 2012, we incurred acquisition related expenses, which included non-recurring costs, such as legal, accounting, valuation and other costs specified in ASC 805. These costs are expensed as incurred.

Integration Expenses
In 2013, we incurred integration expenses, which are non-recurring acquisition related costs that do not meet the definition of acquisition costs specified in ASC 805.

Impairment of Investment
In 2013, our investment in Kapitall, Inc., a cost basis minority interest originating in 2011, became impaired.

Non-GAAP Financial Metrics

We use adjusted net income and adjusted earnings per common share, each of which is a non-GAAP financial metric, to evaluate our business. We believe our reporting of adjusted net income and adjusted earnings per share assists investors in evaluating our operating performance. Adjusted net income and adjusted earnings per common share are not measures of financial performance calculated in accordance with GAAP. They should be considered in addition to, but not as a substitute for, other measures of our financial performance reported in accordance with GAAP, such as net income and earnings per common share. Below is a discussion and reconciliation of these non-GAAP financial metrics.

Adjusted Net Income
Adjusted net income is a non-GAAP financial measure and represents our net income/(loss) excluding restructuring and other non-recurring expenses, which include deal-related acquisition costs, such as legal, accounting and valuation expenses, the acceleration of amortization of our TRADE platform, gain on extinguishment of debt and other expenses incurred in connection with, or as a result of, merger and acquisition transactions. We believe this financial metric assists our investors in evaluating our operating performance. This non-GAAP financial measure has certain limitations, including that it does not have a standardized meaning. Therefore, our definition may be different from similar non-GAAP financial measures used by other companies or analysts, and it may be difficult to compare our financial performance to that of other companies.

Adjusted Earnings Per Share
Adjusted earnings per share is a non-GAAP financial measure and represents our net income/(loss) per share excluding restructuring and other non-recurring expenses, which include deal-related acquisition costs such as legal, accounting and valuation expenses, and the acceleration of amortization of our TRADE platform. We believe this financial metric assists investors in evaluating our operating performance. This non-GAAP financial measure has certain limitations, including that it does not have a standardized meaning. Therefore, our definition may be different from similar non-GAAP financial measures used by other companies or analysts, and it may be difficult to compare our financial performance to that of other companies.

Reconciliation of Non-GAAP Financial Metrics

The following table provides a reconciliation of GAAP net income to adjusted net income and adjusted earnings per common share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net income applicable to GAIN Capital Holdings, Inc.	$31,311	$2,621	$15,698
Restructuring, net of tax	1,090	1,455	—
Other non-recurring items, net of tax	1,544	195	$—
Adjusted net income	$33,945	$4,271	$15,698
Adjusted earnings per common share:
Basic	$0.93	$0.12	$0.46
Diluted	$0.86	$0.11	$0.40

Other Financial Metrics

In addition to the financial metrics discussed above, we review various key operating metrics, which are described below, to evaluate the performance of our businesses.

	Key Operating Metrics
	(Unaudited)
	Year Ended December 31,
	2013	2012	2011	2010	2009
Retail
Funded Accounts	133,056	85,099	76,485	85,562	60,168
Active OTC Accounts	98,696	60,219	63,435	64,313	52,755
Futures DARTS	13,785	13,581	—	—	—
OTC Trading Volume (billions)	$1,796.7	$1,303.4	$1,574.0	$1,324.8	$1,246.7
Average Daily Volume (billions)	$6.9	$5.0	$6.0	$5.1	$4.8
Client Assets (millions)	$739.3	$446.3	$310.4	$256.7	$199.8
Institutional
Trading Volume (billions)	$3,961.0	$1,952.6	$853.9	$239.3	—
Average Daily Volume (billions)	$15.2	$7.5	$3.3	$0.9	—

We believe that our customer trading volumes are driven by eight main factors. Four of these factors are broad external factors outside of our control that generally impact the market for leveraged trading, as well as customer trading volumes, and include:

•	overall economic conditions and outlook;

•	volatility of financial markets;

•	legislative changes; and

•	regulatory changes.
The volatility of financial markets has generally been positively correlated with customer trading volume. Our customer trading volume is also affected by the following additional factors:

•	the effectiveness of our sales activities;

•	the competitiveness of our products and services;

•	the effectiveness of our customer service team; and

•	the effectiveness of our marketing activities.

In order to increase customer trading volume, we focus our marketing and our customer service and education activities on attracting new customers and increasing overall customer trading activity.

For the years ended December 31, 2013 and December 31, 2012, no single retail customer accounted for more than 2.0% of our retail trading volume for the period.

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

Futures DART’s, or Daily Average Revenue Trades
DARTs represents the number of futures or options on futures trades in a given period divided by the number of trading days in the given period.

OTC Trading Volume (Retail)
OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our retail customers. Approximately 31.2% of our overall customer trading volume for the year ended December 31, 2013 was generated by our retail businesses, compared to 40.0% for the year ended December 31, 2012.

Average Daily Volume
Average daily volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our customers in a given period divided by the number of trading days in the given period.

Client Assets
Client assets represent amounts due to clients, including customer deposits and unrealized gains or losses arising from open positions.

Trading Volume (Institutional)
Trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our institutional customers. Approximately 68.8% and 60.0% of our overall customer trading volume for the years ended December 31, 2013 and 2012, respectively, was generated by our institutional trading business.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue (amounts in thousands)

	Year Ended December 31,
	2013	2012
REVENUE:
Trading revenue	205,133	127,520
Commission revenue	60,727	21,373
Other revenue	1,099	2,331
Total non-interest revenue	266,959	151,224
Interest revenue	821	627
Interest expense	1,389	491
Total net interest (expense) / revenue	(568)	136
Net Revenue	266,391	151,360

Our total net revenue increased $115.0 million, or 76.0%, for the year ended December 31, 2013, compared to the year ended December 31, 2012.

Trading revenue increased $77.6 million, or 60.9%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. GFT, which was acquired in September 2013, contributed $16.4 million, or 21.1% to the increase, with the remaining increase primarily driven by increased trading volume principally due to higher volatility levels in the foreign exchange markets. While volatility levels for the year ended December 31, 2013 were higher when compared to the multi-year lows experienced in 2012, they were still well below 2008-2011 averages.

Commission revenue increased $39.4 million, or 184.3%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase was primarily due to an additional $14.6 million from our GTX business, as well as an increase of $14.3 million from our futures business, reflecting a full year contribution in 2013. The sales trader business acquired from GFT contributed an additional $10.4 million in commission.

Other revenue decreased $1.2 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to a foreign currency translation loss of $1.5 million in 2013.

Our net interest (expense)/revenue decreased from $0.1 million of revenue for the year ended December 31, 2012 to $0.6 million of interest expense for the year ended December 31, 2013, primarily due to the interest expenses on the 4.125% Convertible Senior Notes issued in the fourth quarter of 2013.

Expenses

	Year Ended December 31,
	2013	2012
Total expenses (amounts in thousands)	223,286	150,218
As a percentage of net revenue	83.8%	99.2%

Our total expenses increased $73.1 million, or 48.6%, for the year ended December 31, 2013, compared to the year ending December 31, 2012. The increase was primarily due to an increase in trading expense and commissions of $39.7 million, an increase in compensation and benefits of $19.7 million, an increase in general and administrative expenses of $6.9 million, an increase in restructuring, acquisition and integration costs of $4.7 million, and an increase in communications and technology of $3.6 million.

Employee Compensation and Benefits

	Year Ended December 31,
	2013	2012
Employee compensation and benefits (amounts in thousands)	67,134	47,469
As a percentage of net revenue	25.2%	31.4%

Employee compensation and benefits expenses increased $19.7 million, or 41.4%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The GFT acquisition contributed $11.9 million to the increase, with salary and benefits (excluding bonus) otherwise increasing by $3.1 million in 2013 due to the increase in results of operations, the inclusion of a full year of our futures business and the hiring of several senior executives and additional sales employees. Bonus expenses increased $4.7 million in 2013 due to the increase in results of operations compared to the prior year.

Selling and Marketing Expenses

	Year Ended December 31,
	2013	2012
Selling and marketing (amounts in thousands)	22,337	26,969
As a percentage of net revenue	8.4%	17.8%

Selling and marketing expenses decreased $4.6 million, or 17.2%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. This decrease was due to a combination of efforts to increase the efficiency of marketing programs and the targeting of geographic markets that we believe produce a higher return on investment.

Trading Expenses and Commissions

	Year Ended December 31,
	2013	2012
Trading expenses and commissions (amounts in thousands)	77,718	38,047
As a percentage of net revenue	29.2%	25.1%

Trading expenses and commissions increased $39.7 million, or 104.3%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The GFT acquisition contributed $11.7 million of the increase, while commissions and fees paid to introducing brokers increased by $17.0 million as a result of increased levels of customer trading volume directed to us from our white label partners and introducing brokers. Clearing and exchange fees associated with our GTX and futures businesses increased $5.7 million compared to the year ended December 31, 2012, principally due to a large increase in GTX trading volume and the inclusion of a full year of operations for our futures business in 2013. In addition, sales commissions paid to employees increased $5.1 million in 2013 due to the increase in results of operations of our businesses.

General and Administrative

	Year Ended December 31,
	2013	2012
General and administrative (amounts in thousands)	26,813	19,865
As a percentage of net revenue	10.1%	13.1%

General and administrative expense increased $6.9 million, or 35.0%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. This increase was primarily due to an increase in professional fees of $3.4 million, an increase in occupancy and equipment expenses of $1.2 million, primarily due to the additional locations acquired in the GFT transaction and other locations added during 2012 being included for the full year in 2013, and an increase in bank fees of $1.7 million primarily attributable to an increase in customer activity and accounts acquired from GFT.

Depreciation and Amortization

	Year Ended December 31,
	2013	2012
Depreciation and amortization (amounts in thousands)	7,768	4,921
As a percentage of net revenue	2.9%	3.3%

Depreciation and amortization increased by $2.8 million, or 57.9%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The acquisition of GFT contributed approximately $1.0 million of depreciation and amortization expense. The remaining increase was primarily due to an increase in the amortization of software purchased or developed internally during 2012.

Purchased Intangible Amortization

	Year Ended December 31,
	2013	2012
Purchased intangible amortization (amounts in thousands)	2,906	4,134
As a percentage of net revenue	1.1%	2.7%

Purchased intangible amortization decreased $1.2 million, or 29.7%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease was principally due to the intangible assets acquired from Capital Market Services, LLC in October 2010, becoming fully amortized during the second quarter of 2012, partially offset by additional amortization relating to the acquisitions of OEC and GFT.

Communications and Technology

	Year Ended December 31,
	2013	2012
Communication and technology (amounts in thousands)	11,315	7,736
As a percentage of net revenue	4.2%	5.1%

Communications and technology expenses increased $3.6 million, or 46.3%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. This increase was principally attributed to the acquisition of GFT.

Restructuring expense

	Year Ended December 31,
	2013	2012
Restructuring (amounts in thousands)	1,570	634
As a percentage of net revenue	0.6%	0.4%

Restructuring expenses reflect severance payments and related expenses of $1.6 million and $0.6 million that arose in connection with headcount reductions implemented in the years ended December 31, 2013 and December 31, 2012, respectively.

Acquisition expense

	Year Ended December 31,
	2013	2012
Acquisition expense (amounts in thousands)	1,824	85
As a percentage of net revenue	0.7%	0.1%

Acquisition expenses are costs directly attributable to the acquisitions of GFT in 2013 and OEC in 2012, primarily consisting of legal, accounting and other professional advisory fees.

Integration expense

	Year Ended December 31,
	2013	2012
Integration (amounts in thousands)	1,950	—
As a percentage of net revenue	0.7%	—%

In 2013, we incurred $2.0 million of integration expenses, principally attributable to retention payments to GFT employees and accelerated amortization of assets acquired in the GFT transaction.

Income Taxes

	Year Ended December 31,
	2013	2012
Income tax expense/(benefit) (amounts in thousands)	$13,794	$(1,479)
Effective tax rate	30.6%	(129.4)%

Income tax expense increased $15.3 million resulting in a tax expense of $13.8 million for the year ended December 31, 2013, compared to income tax benefit of $1.5 million for the year ended December 31, 2012. Our effective tax rate in the year ended December 31, 2013 was 30.6%. This is lower than the 35% U.S. statutory rate, primarily due to the foreign rate differential from our international operations, where tax rates for those operations are generally lower than the U.S. statutory rate. As such, the proportion of our consolidated taxable earnings originating in foreign jurisdictions impacts our consolidated tax rate. Please see Note 12 to our audited consolidated financial statements for more information on our effective tax rate.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue (amounts in thousands)

	Year Ended December 31,
	2012	2011
REVENUE:
Trading revenue	$127,520	$175,854
Commission revenue	21,373	4,691
Other revenue	2,331	1,790
Total non-interest revenue	151,224	182,335
Interest revenue	627	544
Interest expense	491	1,414
Total net interest revenue/(expense)	136	(870)
Net Revenue	$151,360	$181,465

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

Expenses

	Year Ended December 31,
	2012	2011
Total expenses (amounts in thousands)	150,218	158,221
As a percentage of net revenue	99.2%	87.2%

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

The changes in key operating expense items are described further below.

Employee Compensation and Benefits

	Year Ended December 31,
	2012	2011
Employee compensation and benefits (amounts in thousands)	47,469	46,362
As a percentage of net revenue	31.4%	25.5%

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

Selling and Marketing Expenses

	Year Ended December 31,
	2012	2011
Selling and marketing (amounts in thousands)	26,969	36,195
As a percentage of net revenue	17.8%	19.9%

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

Trading Expenses and Commissions

	Year Ended December 31,
	2012	2011
Trading expenses and commissions (amounts in thousands)	38,047	33,040
As a percentage of net revenue	25.1%	18.2%
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

General and Administrative

	Year Ended December 31,
	2012	2011
General and administrative (amounts in thousands)	19,865	21,842
As a percentage of net revenue	13.1%	12.0%

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

Depreciation and Amortization

	Year Ended December 31,
	2012	2011
Depreciation and amortization (amounts in thousands)	4,921	3,898
As a percentage of net revenue	3.3%	2.1%

Depreciation and amortization increased by $1.0 million, or 26.2%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. This increase was primarily due to an increase in the amortization of software purchased or developed internally, which was placed into service at the end of 2011 or during 2012, including the company’s trading platform, TRADE, which was launched in September 2012.

Purchased Intangible Amortization

	Year Ended December 31,
	2012	2011
Purchased intangible amortization (amounts in thousands)	4,134	8,893
As a percentage of net revenue	2.7%	4.9%

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

Communications and Technology

	Year Ended December 31,
	2012	2011
Communication and technology (amounts in thousands)	7,736	7,139
As a percentage of net revenue	5.1%	3.9%

Communications and technology expenses increased $0.6 million, or 8.4%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. The increase was primarily due to higher costs incurred in 2012 in connection with development efforts associated with our TRADE platform and an increase of $0.2 million in data processing costs.

Income Taxes

	Year Ended December 31,
	2012	2011
Income tax(benefit)/expense (amounts in thousands)	(1,479)	7,546
As a percentage of net revenue	(1.0)%	4.2%

Income tax expense decreased $9.0 million resulting in a tax benefit of $1.5 million for the year ended December 31, 2012, compared to income tax expense of $7.5 million for the year ended December 31, 2011. Our consolidated effective tax rate is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate. The decrease in our effective tax rate for fiscal 2012 was primarily attributable to the foreign rate differential from our international operations, where tax rates for these operations are generally lower than the U.S. statutory rate, as well as the reversal of previously established valuation allowances of approximately $0.6 million in the aggregate due to an increase in reported income in certain foreign jurisdictions. The increased tax benefit from foreign operations was due primarily to an increase in foreign earnings, reducing our effective tax rate by 121.1%. Please see Note 12 to our audited consolidated financial statements for more information on our effective tax rate. As our foreign earnings are generally taxed at lower statutory rates than our 35% U.S. statutory rate, changes in the proportion of our consolidated taxable earnings originating in foreign jurisdictions will impact our consolidated tax rate.

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations, the issuance of debt and equity securities, including the 4.125% Convertible Senior Notes due 2018 that we issued in the fourth quarter of 2013,and access to secured lines of credit. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. We expect that our capital expenditures for the next 12 months will be consistent with our historical annual spend.

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

As a holding company, nearly all of our cash flow is generated from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through the receipt of dividends from these subsidiaries. The following table shows the amount of cash held by our subsidiaries and the amount of undistributed earnings at December 31, 2013 (amounts in millions):

		Undistributed
Entity Name	Cash Held	Earnings
GAIN Capital-Forex.com U.K., Ltd.	$169.0	$53.7
Forex.com Japan Co., Ltd.	53.1	(4.6)
GAIN Capital Forex.com Australia, Pty. Ltd.	8.0	(0.8)
GAIN Capital-Forex.com Hong Kong, Ltd.	3.9	(0.9)
GAIN Global Markets, Inc.	0.1	(1.0)
GAIN Capital-Forex.com Canada Ltd.	3.4	(0.3)
GAIN Capital-Forex.com Singapore Ltd.	0.2	(0.7)
GAIN GTX Singapore Pte. Ltd.	0.3	—
Island Traders (Cayman) Limited	—	—
GFT Global Markets UK, Ltd.	241.9	(1.9)

At December 31, 2013, as reflected in the table above, we had approximately $53.7 million held in undistributed earnings of our foreign subsidiaries that was indefinitely invested outside the United States. These earnings are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. No provision has been made for U.S. taxes that would arise if these earnings were repatriated to the United States. If these earnings had been repatriated into the United States as of December 31, 2013, in the form of dividends or otherwise, the Company would have been subject to additional income taxes of approximately $6.2 million.

Some of our operating subsidiaries are subject to requirements of various regulatory bodies, including the CFTC and NFA in the United States, the Financial Conduct Authority in the United Kingdom, the Japan Ministry of Economy, Trade and Industry, the Financial Services Agency and the Japan Ministry of Agriculture, Forestry and Fisheries in Japan, or the Securities and Futures Commission in Hong Kong, the Australian Securities and Investments Commission in Australia, and the Cayman Islands Monetary Authority in the Cayman Islands, relating to liquidity and capital standards, which limit funds available for the payment of dividends to GAIN Capital Holdings, Inc. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GAIN Capital Group, LLC’s net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of December 31, 2013 and the actual amounts of capital that were maintained on that date (amounts in millions):

	Minimum Regulatory	Capital Levels	Excess Net
Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	24.6	39.1	14.5
GAIN Capital Securities, Inc.	0.1	0.5	0.4
GAIN Global Markets, Inc.	0.1	0.3	0.2
GAIN Capital Forex.com Australia, Pty. Ltd.	0.3	2.6	2.3
GAIN Capital-Forex.com U.K., Ltd.	20.5	57.5	37.0
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.8	1.9
GAIN Capital-Forex.com Canada Ltd.	0.2	2.0	1.8
Forex.com Japan Co., Ltd.	3.1	9.5	6.4
Global Futures & Forex, Ltd.	1.0	9.0	8.0
GFT Global Markets UK Ltd.	32.3	57.2	24.9
GFT Global Markets Asia Pte., Ltd.	1.6	1.7	0.1
Total	$85.7	$183.2	$97.5

Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC, is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements. Sections 11 and 12. Under applicable provisions of these regulations, Gain Capital Group, LLC is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin, or $20,000,000 plus 5% of all liabilities owed to customers exceeding $10,000,000. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets primarily consist of cash and cash equivalents reported on our balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of December 31, 2013, GAIN Capital Group, LLC had net capital of approximately $39.1 million and net capital requirements of $24.6 million. As of December 31, 2013, GAIN Capital Group’s excess net capital was $14.5 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements.

We are required to maintain cash on deposit with our wholesale forex trading partners in order to conduct our hedging activities. As of December 31, 2013, we posted $227.6 million in cash with wholesale forex trading partners, of which $148.7 was required as collateral pursuant to our agreements for holding securities positions with such institutions, with $84.1 million representing the available cash in excess of required collateral. As of December 31, 2013, our total client assets were $739.3 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from open positions.

The table set forth below provides information regarding our total available liquidity as of December 31, 2013 and as of December 31, 2012. We use this non-GAAP measure to evaluate our business operations and our ability to continue to grow through acquisitions (amounts in millions):

	As of	As of
	December 31,	December 31,
	2013	2012
Cash and cash equivalents	39.9	36.8
Cash and cash equivalents held for customers	739.3	446.3
Short term investments(1)	0.8	1.4
Receivable from bank and brokers(2)	227.6	89.9
Total operating cash	1,007.6	574.4
Less: Cash and cash equivalents held for customers	(739.3)	(446.3)
Net operating cash	268.3	128.1
Less: Minimum regulatory requirements	(85.7)	(45.6)
Convertible Senior Notes(3)	(80.0)	—
Free cash available(4)	102.6	82.5
Add: Available credit facility(5)	—	17.0
Available Liquidity	102.6	99.5

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

(3)	The note payable amount reflects the aggregate principal amount of the notes outstanding, rather than solely the debt portion that is carried on our consolidated balance sheets at December 31, 2013.

(4)	Excludes current liabilities of $62.8 million and capital charges associated with open positions.

(5)	The revolving line of credit was terminated in September 2013.

Convertible Senior Notes

On November 27, 2013, we issued $80 million aggregate principal amount of our 4.125% Convertible Senior Notes due 2018 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the note offering were approximately $77.2 million, after deducting discounts to the initial purchasers and estimated offering expenses payable by the company.
The notes bear interest at a fixed rate of 4.125% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2014. The semi-annual interest payment on the notes will equal approximately $1.7 million for June and December 2014. The notes are convertible into cash, shares of our common stock, or a combination thereof, at our election, subject to certain limitations. The notes will mature on December 1, 2018, unless earlier converted, redeemed or repurchased. We may not redeem the notes prior to December 1, 2016.
In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and was reflected as a liability in our consolidated balance sheet in an amount equal to the fair value, which, as of December 31, 2013, was $65.4 million. The equity component of the notes is included in the additional paid-in capital section of our stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of December 31, 2013, was $12.1 million. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of non-cash interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our consolidated income statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the debt discount and the notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as our 4.125% Convertible Senior Notes) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share unless the conversion value of the notes exceeds their principal amount at the end of the relevant reporting period. If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, were issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.
Credit Facility

As of December 31, 2012, we had a $50.0 million revolving line of credit through a loan and security agreement with Silicon Valley Bank and JPMorgan Chase Bank. There were no outstanding borrowings under the revolving line of credit as of December 31, 2012. As part of our acquisition of GFT in September 2013, all outstanding obligations under the revolving line of credit were satisfied and the line of credit was terminated.

Cash Flow

The following table sets forth a summary of our cash flow for the three years ended December 31, 2013 (amounts in thousands):

	Year ended December 31,
	2013	2012	2011
Cash (used for) / provided by operating activities	$(18,329)	$12,149	$59,596
Cash used for investing activities	(9,807)	(19,217)	(7,065)
Cash provided / (used for) by financing activities	33,633	(17,983)	(17,616)
Effect of exchange rate changes on cash and cash equivalents	(2,446)	1,650	(2,229)
Net increase / (decrease) in cash and cash equivalents	$3,051	$(23,401)	$32,686

The primary drivers of our cash flow (used for) / provided by operating activities are net income, amounts posted as collateral with wholesale forex trading partners and amounts paid to fund our operations.

Amounts posted as collateral with wholesale foreign exchange trading partners are classified on our balance sheet as receivables from banks and brokers and represent collateral required to be deposited with our wholesale trading partners in order for us to hold securities positions, as well as the cash posted with wholesale forex trading partners in excess of required collateral. We post cash with wholesale trading partners in excess of required collateral to allow for adverse security price moves relative to our positions, which would raise our level of required collateral. We receive interest on amounts we have posted as collateral with wholesale trading partners. The amount of collateral required by our wholesale trading partners in the future will be commensurate with the amount of securities positions that they hold on our behalf. The amount of cash posted with wholesale trading partners in excess of required collateral is discretionary and may increase or decrease in future periods as we determine the most efficient uses of our cash.

Our largest operating expenses are employee compensation and benefits, selling and marketing expenses and trading expenses and commissions. Employee compensation and benefits include salaries, bonuses and other employee related costs. Selling and marketing expenses include online and search engine advertising and print and television advertising. Trading expenses and commissions consist primarily of compensation paid to our white label partners and introducing brokers, as well as commissions paid to certain sales personnel.

Unrealized gains and losses on cash positions revalued at prevailing foreign currency exchange rates are included in trading revenue but have no direct impact on cash flow from operations. Gains and losses become realized and impact cash flow from operations when customer transactions are liquidated. To some extent, the amount of net deposits made by our customer in any given period is influenced by unrealized gains and losses because our customers’ trading positions are impacted by unrealized gains and losses and our customers may be required to post additional funds to maintain open positions or may choose to withdraw excess funds on open positions.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Cash used by operating activities was $18.3 million for the year ended December 31, 2013, compared to $12.1 million provided by operating activities for the year ended December 31, 2012. The primary reasons for the decrease in cash provided by operating activities were a decrease of $73.0 million in receivables from banks and brokers, a decrease of $43.3 million in cash and securities held for customers, and a decrease of $2.0 million in gain on extinguishment of debt. These decreases were partially offset by an increase in payables to customers, brokers, dealers, FCMs, and other regulated entities of $43.3 million; an increase in accrued compensation and benefits of $6.1 million; an increase in income tax payable of $3.4 million; an increase in gain/loss on foreign currency translation of $2.3 million; an increase in accrued expenses and other liabilities of $3.4 million; an increase in depreciation and amortization of $2.1 million; and an increase in net income of $28.7 million.

Cash used in investing activities was $9.8 million for the year ended December 31, 2013, compared to $19.2 million for the year ended December 31, 2012. The decrease in cash used in investing activities was principally caused by a $5.3 million reduction in acquisitions, a decrease of $2.2 million in the purchase of property and equipment, and a decrease in purchased treasury bills of $1.4 million.

Cash provided by financing activities was $33.6 million for the year ended December 31, 2013, compared to cash used by financing activities of $17.9 million for the year ended December 31, 2012. The increase in cash provided by financing activities principally resulted from the proceeds of the convertible senior note of $77.9 million, partially offset by a decrease in principal payments on notes payable of $23.3 million, and a decrease in treasury stock purchases of $4.0 million.

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

Capital Expenditures

Capital expenditures were $6.2 million for the year ended December 31, 2013, compared to $8.4 million for the year ended December 31, 2012. Capital expenditures for the years ended December 31, 2013 and 2012 were primarily related to the development of our trading platforms and websites.

Off-Balance-Sheet Arrangements

At December 31, 2013 and 2012 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2013. Amounts in thousands:

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Purchase Obligations	15,591	12,362	2,357	872	—
Operating Leases	21,884	4,194	6,388	3,517	7,785
Total	37,475	16,556	8,745	4,389	7,785

The amounts reported above for "Purchase Obligations" are calculated based upon mandatory pre-cancellation notice periods, if any.

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

Revenue Recognition

Revenue is recognized at trade-date.

Retail revenue is determined by the change in the price of the underlying. Unrealized gains or losses on positions revalued at prevailing rates (the difference between contract price and market price) at the date of the balance sheet are included in Receivables from brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities on the Consolidated Balance Sheet. Changes in net unrealized gains or losses are recorded in Trading revenue on the Consolidated Statements of Operations and Comprehensive Income.

Commission revenue is determined by the volume of trades. Commission revenue is derived from our GTX business, our futures business and our sales trader business.

Income Taxes

Current income tax is calculated on the basis of the tax laws enacted or substantially enacted at the year end in the countries where we operate and generate taxable income.

Deferred income tax expenses are provided using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the consolidated financial statements and the income tax basis, using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in our Consolidated Statements of Operations and Comprehensive Income in the period of enactment. We routinely evaluate all deferred tax assets to determine the likelihood of their realization.

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

We operate a permanent reinvestment strategy, under which earnings derived from foreign business remain invested in the Company’s foreign subsidiaries. We have no plans to repatriate these earnings.
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

Convertible Senior Notes

In November 2013, we issued $80 million aggregate principal amount of our 4.125% Convertible Senior Notes due 2018. These notes are hybrid instruments, having both a debt and an equity component, and we accounted for them in accordance with relevant guidance for such instruments. The debt component includes an initial discount determined by the notes' coupon rate and prevailing market interest rates. The equity component equals the initial discount and is included in Additional Paid in Capital. The discount will amortize over the life of the notes, as we record interest expense. The notes will mature on December 1, 2018, unless earlier converted redeemed or repurchased.

Business Combinations

In September 2013, we completed our acquisition of GFT. We accounted for this transaction in accordance with accounting guidance for business combinations, which required identifying the acquirer, determining the acquisition date, determining the purchase price and determining fair values for assets and liabilities assumed, as well as calculating goodwill. We disclosed acquisition, restructuring, and integration expenses separately. Please see "Note 5 - Acquisitions" to our audited consolidated financial statements for more information.

Goodwill and Intangible Assets

Relevant accounting guidance requires purchased intangible assets other than goodwill to be amortized over their useful lives unless the useful lives are determined to be indefinite. If the assets are determined to have a finite life in the future, we will amortize the carrying value over the remaining useful life at that time. Our URLs (foreignexchange.com and forex.com) are indefinite life intangible assets and are, therefore, not amortized. We compare the recorded value of the indefinite life intangible assets to their fair value on an annual basis and whenever circumstances arise that indicate that an impairment may have occurred. In accordance with relevant accounting guidance, we test goodwill for impairment on an annual basis during the fourth quarter and on an interim basis when conditions indicate impairment may have occurred. Goodwill impairment is determined by comparing the estimated fair value of the reporting unit with its respective book value. We performed our annual test for goodwill impairment in the fourth quarter of 2013 and noted there was no impairment.

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

Derivatives

Forex, metals and CFDs allow for the exchange of the difference in value of a particular asset such as a stock index, energy product, or gold contracts, between the time at which a contract is opened and the time at which it is closed. Our open positions and those of our retail customer are considered derivatives under FASB ASC 815. Therefore, they are accounted for at fair value and are included in Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities in the consolidated balance sheets.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, ("FASB") issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2011-13 requires presenting unrecognized tax benefits netted against deferred tax assets, if such assets are sufficient and expected to replace cash payment, should an uncertain tax position not be sustained. This update is effective for annual periods beginning on or after December 15, 2013, and interim periods within those annual periods. Entities may choose to apply this update retrospectively. Management has not adopted this update early and continues to evaluate its effect on the Company's consolidated financial statements in advance of the effective date.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an entity to present information about significant items reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. For items reclassified out of AOCI and into net income, an entity must disclose the effect of such items on the affected line item. ASU No. 2013-02 is effective for annual periods beginning on or after December 15, 2012 and interim periods within those annual periods. It must be applied retrospectively. The adoption of ASU 2013-02 had no impact on the Company's consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements mandate that entities disclose, in the consolidated balance sheet, both gross and net information about instruments and transactions eligible for offset, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. In January 2013, the FASB issued ASU 2013-01 Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update addresses implementation issues related to ASU 2011-11. The adoption of ASU 2011-11 and ASU 2013-01 had no impact on the Company’s consolidated statement of operations and comprehensive income or its consolidated balance sheet.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our consolidated financial statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customer’s cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents is held in cash and cash equivalents including cash at banks, deposits at wholesale trading partners, in money market funds that invest in short-term

U.S. government securities and in United States and Canadian Imperial Bank of Commerce treasury bills. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of December 31, 2013, an immediate 100 basis point increase in short-term interest rates would result in approximately $7.2 million more in annual pretax income.

Foreign Currency Risk

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our earnings and assets. Entities that have assets and liabilities denominated in currencies other than the primary economic environment in which the entity operates are subject to re-translation.

We do monitor our exchange rate exposure and may make settlements to reduce our exposure. We do not take proprietary directional market positions.

Historically we have experienced relatively small impacts due to the composition of our balance sheets and the lack of volatility between exchanges rates in the jurisdictions in which we operate. Our exposure to foreign currency exchange rates may increase in the future and we may consider entering into hedging transactions to mitigate our exposure to foreign currency exchange rates. These hedging transactions may not be successful.

Credit Risk

Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. As a result, we require that each trade must be collateralized in accordance with our margin policies described below. Each customer is required to have minimum funds in their account for opening positions, which we refer to as the initial margin, and for maintaining positions, which we refer to as maintenance margin, depending on the product being traded. Margin requirements are expressed as a percentage of the customer’s total position in that product, and the customer’s total margin requirement is based on the aggregate margin requirement across all of the positions that a customer holds at any one moment in time. Each net position in a particular product is margined separately. Accordingly, we do not net across different positions, thereby following a fairly conservative margin policy. Our systems automatically monitor each customer’s margin requirements in real time, and we confirm that each of our customers has sufficient cash collateral in his or her account before we execute their trades. If at any point in time a customer has “negative equity” because his or her trading position does not comply with the applicable margin requirement, the position may be automatically liquidated, partially or entirely, in accordance with our margin policies and procedures. This policy protects both us and the customer. The incidence of negative equity in customer accounts has been immaterial to our operations in the year ended December 31, 2013, which we believe was attributable to our real-time margining and liquidation policies and procedures. Our margin and liquidation policies are set forth in our customer agreements.

We are also exposed to potential credit risk relating to the counterparties with which we hedge our trades and the financial institutions with which we deposit cash. We mitigate these risks by transacting with several of the largest financial institutions in the world. In the event that our access to one or more financial institutions becomes limited, our ability to hedge may be impaired.

Market Risk

We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of December 31, 2013, we maintained capital levels of $181.5 million, which represented approximately 2.2 times the capital we were required to hold under applicable regulations.

Cash Liquidity Risk

In normal conditions, our market making business of providing online forex trading and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currencies pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with nine financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds. Collateral on deposit ranged from $123.3 million to $227.7 million in the aggregate, during the year ended December 31, 2013.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENT DATA

Our consolidated financial statements are included in pages F-1 to F-39 of this annual report on Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The Company acquired GFT on September 24, 2013. Aligning GFT with the Company's internal controls began in 2013, but will not conclude until 2014. Therefore, management's opinion does not include judgment on internal controls over financial reporting related to GFT for 2013. GFT constituted 47% of Net Assets, 35% of Total Assets, 10% of Net Revenues, and (16)% of Net Income applicable to GAIN Capital Holdings, Inc. as of December 31, 2013.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management, including the Company’s CEO and CFO, concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which appears below.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)  Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
GAIN Capital Holdings, Inc.
Bedminster, New Jersey

We have audited the internal control over financial reporting of GAIN Capital Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report On Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Global Futures & Forex, Ltd., which was acquired on September 24, 2013 and whose consolidated financial statements constitute 47% of Net Assets, 35% of Total Assets, 10% of Net Revenues, and (16)% of Net Income applicable to GAIN Capital Holdings, Inc. relative to the consolidated financial statement amounts of the Company as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Global Futures & Forex, Ltd. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2013, the related consolidated statements of operations and comprehensive income, changes in shareholder’s equity and cash flows for the year then ended, and the financial statement schedule listed in the Index at Item 15, and our report dated March 17, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
New York, New York
March 17, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be included in this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which we intend to file within 120 days of the end of our fiscal year.

Our Code of Business Conduct and Ethics (the “Code”) applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. We make the Code available free of charge through our investor relations website, which is located at ir.gaincapital.com. We intend to disclose any amendments to, or waivers from, the Code that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange in filings with the SEC and by posting such information on our website.

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
1. Financial Statements
The following financial statements and reports of independent registered public accounting firm are included herein:
2. Financial Statement Schedules
The following supplemental schedule is filed herewith:

Schedule I - Consolidated Financial Information of GAIN Capital Holdings, Inc.
  (Parent Company Only) as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013
F-36
Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3. Exhibit index

Exhibit No.	Description

2.1†
Asset Purchase Agreement dated as of April 20, 2011 by and among GAIN Capital Group, LLC and Deutsche Bank AG, acting through is London Branch (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2011, filed on May 16, 2011, No. 001-35008).

2.2
Stock Purchase Agreement, dated as of April 24, 2013, by and among GAIN Capital Holdings, Inc., Gary J. Tilkin and Global Futures & Forex, Ltd. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2013, filed on May 10, 2013, No 001-35008).

2.3
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

3.2
Certificate of Designation of Series A Participating Cumulative Preferred Stock of GAIN Capital Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on April 10, 2013, No. 001-35008).

3.3	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

4.1	Specimen Certificate evidencing shares of common stock (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

4.2
Investor Rights Agreement, dated January 11, 2008, by and among the Company, the Investors and the Founding Stockholders, as defined therein (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

4.3*	Amendment to Investor Rights Agreement, dated as of November 18, 2013, by and among the Company, the Investors named therein and the Founding Stockholder, as defined therein.

4.4
Rights Agreement, dated as of April 9, 2013, between GAIN Capital Holdings, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on April 10, 2013, No. 001-35008).

4.5
Indenture, dated as of November 27, 2013, between GAIN Capital Holdings, Inc. and The Bank of New York Mellon (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on November 27, 2013, No. 001-35008).

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

10.33*	Employment Agreement, dated as of September 9, 2013, by and between GAIN Capital Holdings, Inc. and Jason Emerson. **

10.34
Asset Purchase Agreement, dated as of October 5, 2010, by and among GAIN Capital Group, LLC, GAIN Capital-Forex.com U.K., and GAIN Capital Forex.com Japan, Co. Ltd., and Capital Market Services, LLC, Capital Market Services UK Ltd., Capital Market Services International - BM, Ltd., and CMS Japan K.K. (Incorporated by reference to Exhibit 10.64 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.35
Amendment No. 1 to Asset Purchase Agreement, dated as of November 23, 2010, by and among GAIN Capital Group, LLC, GAIN Capital-Forex.com U.K., and GAIN Capital Forex.com Japan, Co. Ltd., and Capital Market Services, LLC, Capital Market Services UK Ltd., Capital Market Services International - BM, Ltd., and CMS Japan K.K. (Incorporated by reference to Exhibit 10.65 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

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

10.39
Stockholders’ Agreement, dated as of April 24, 2013, by and among GAIN Capital Holdings, Inc. and Gary J. Tilkin (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2013, filed on May 10, 2013, No 001-35008).

10.40
Amended and Restated Stockholders’ Agreement, dated as of September 24, 2013, by and between GAIN Capital Holdings, Inc. and Gary J. Tilkin (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2013, filed on November 12, 2013, No 001-35008).

10.41
Loan and Security Agreement, dated as of September 24, 2013, by and between GAIN Capital Holdings, Inc. and Gary J. Tilkin (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2013, filed on November 12, 2013, No 001-35008)..

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Compensation related contract.

†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

+
XBRL (Extensible Business Reporting Language) information is furnished and not filed, and is not a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of March, 2014.

GAIN CAPITAL HOLDINGS, INC.
By:	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Glenn H. Stevens	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2014
Glenn H. Stevens

/s/ Jason Emerson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2014
Jason Emerson

/s/ Peter Quick	Chairman of the Board of Directors	March 17, 2014
Peter Quick

/s/ Joseph A. Schenk	Director	March 17, 2014
Joseph A. Schenk

/s/ Christopher W. Calhoun	Director	March 17, 2014
Christopher W. Calhoun

/s/ Thomas Bevilacqua	Director	March 17, 2014
Thomas Bevilacqua

/s/ Christopher S. Sugden	Director	March 17, 2014
Christopher S. Sugden

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GAIN Capital Holdings, Inc.
Bedminster, New Jersey

We have audited the accompanying consolidated balance sheets of GAIN Capital Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GAIN Capital Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
March 17, 2014

GAIN CAPITAL HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31, 2013	As of December 31, 2012
ASSETS:
Cash and cash equivalents	39,871	36,820
Cash and securities held for customers	739,318	446,311
Short term investments, at fair value	788	1,437
Receivables from banks and brokers, net, ($9,784) and $978, respectively, at fair value	227,630	89,916
Property and equipment, net of accumulated depreciation	17,118	11,023
Prepaid assets	8,790	7,704
Goodwill	14,183	9,030
Intangible assets, net	34,828	9,868
Other assets, net	28,609	17,153
Total assets	1,111,135	629,262
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers, brokers, dealers, FCMs and other regulated entities	739,318	446,311
Accrued compensation and benefits	12,985	6,055
Accrued expenses and other liabilities	55,268	12,585
Income tax payable	3,803	1,481
Convertible senior notes	65,360	—
Total liabilities	876,734	466,432
Commitments and contingent liabilities (see Note 11)
GAIN Capital Holdings, Inc. shareholders’ equity
Common stock ($0.00001 par value; 60 million shares authorized; 41,921,609 shares issued and 39,425,434 shares outstanding as of December 31, 2013; 36,486,036 shares issued and 34,924,095 shares outstanding as of December 31, 2012)	—	—
Accumulated other comprehensive income	2,576	1,249
Additional paid-in capital	138,691	85,089
Treasury stock, at cost (2,496,175 shares at December 31, 2013 and 1,561,941 at December 31, 2012, respectively)	(15,469)	(8,280)
Retained earnings	108,603	84,772
Total GAIN Capital Holdings, Inc. shareholders’ equity	234,401	162,830
Total liabilities and shareholders’ equity	1,111,135	629,262
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	For the Fiscal Year Ended December 31,
	2013	2012	2011
REVENUE:
Trading revenue	$205,133	$127,520	$175,854
Commission revenue	60,727	21,373	4,691
Other revenue	1,099	2,331	1,790
Total non-interest revenue	266,959	151,224	182,335
Interest revenue	821	627	544
Interest expense	1,389	491	1,414
Total net interest (expense) / revenue	(568)	136	(870)
Net revenue	266,391	151,360	181,465
EXPENSES:
Employee compensation and benefits	67,134	47,469	46,362
Selling and marketing	22,337	26,969	36,195
Trading expenses and commissions	77,718	38,047	33,040
General and administrative	26,813	19,865	21,842
Depreciation and amortization	7,768	4,921	3,898
Purchased intangible amortization	2,906	4,134	8,893
Communications and technology	11,315	7,736	7,139
Bad debt provision	1,501	358	852
Acquisition expense	1,824	85	—
Restructuring	1,570	634	—
Integration	1,950	—	—
Impairment of investment	450	—	—
Total Operating Expense	223,286	150,218	158,221
OPERATING PROFIT	43,105	1,142	23,244
Gain on extinguishment of debt	2,000	—	—
INCOME BEFORE INCOME TAX EXPENSE	45,105	1,142	23,244
Income tax expense / (benefit)	13,794	(1,479)	7,546
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	31,311	2,621	15,698
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,327	933	(112)
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$32,638	$3,554	$15,586
Earnings per common share:
Basic	$0.85	$0.08	$0.46
Diluted	$0.79	$0.07	$0.40
Weighted average common shares outstanding used in computing earnings per common share:
Basic	36,551,246	34,940,800	34,286,840
Diluted	39,632,878	37,880,208	38,981,792
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE—January 1, 2011	31,174,651	$—	$—	$73,381	$75,183	$428	$148,992
Exercise of options	452,881	—	—	853	—	—	853
Exercise of warrants	3,261,575	—		1,270			1,270
Conversion of restricted stock into common stock	214,800	—	—	—	—	—	—
Shares issued under employee stock purchase plan	28,458	—	—	165	—	—	165
Repurchase of shares	(850,121)	—	(5,017)	—	—	—	(5,017)
Stock compensation expense	—	—	—	4,018	—	—	4,018
Tax benefit of stock options exercises	—	—	—	(136)	—	—	(136)
Dividend declared ($0.05 dividend per share)	—	—	—	—	(1,758)	—	(1,758)
Foreign currency translation adjustment	—	—	—	—	—	(112)	(112)
Net income	—	—	—	—	15,698	—	15,698
BALANCE—January 1, 2012	34,282,244	$—	$(5,017)	$79,551	$89,123	$316	$163,973

Exercise of options	1,032,096	—		1,969	—	—	1,969
Conversion of restricted stock into common stock	276,387	—	—	—	—	—	—
Shares issued under employee stock purchase plan	45,188	—	—	216	—	—	216
Repurchase of shares	(711,820)	—	(3,263)	—	—	—	(3,263)
Stock compensation expense	—	—	—	3,325	—	—	3,325
Tax benefit of stock options exercises	—	—	—	28	—	—	28
Dividend declared ($0.20 dividend per share)	—	—	—	—	(6,972)	—	(6,972)
Foreign currency translation adjustment	—	—	—	—	—	933	933
Net income	—	—	—	—	2,621	—	2,621
BALANCE—January 1, 2013	34,924,095	$—	$(8,280)	$85,089	$84,772	$1,249	$162,830

Exercise of options	1,394,975	—	—	2,539	—	—	2,539
Issuance of common stock	3,625,721	—	—	34,771	—	—	34,771
Conversion of restricted stock into common stock	339,686	—	—	—	—	—	—
Shares issued under employee stock purchase plan	75,191	—	—	302	—	—	302
Repurchase of shares	(934,234)	—	(7,189)	—	—	—	(7,189)
Stock compensation expense	—	—	—	2,896	—	—	2,896
Foreign currency translation adjustment	—	—	—	—	—	1,327	1,327
Tax benefit of stock options exercises	—	—	—	1,026	—	—	1,026
Other	—	—	—	(79)	(154)	—	(233)
Convertible note issuance	—	—	—	12,147	—	—	12,147
Dividend declared ($0.20 dividend per share)	—	—	—	—	(7,326)	—	(7,326)
Net income	—	—	—	—	31,311	—	31,311
BALANCE—December 31, 2013	39,425,434	$—	$(15,469)	$138,691	$108,603	$2,576	$234,401
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	For the Fiscal Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,311	$2,621	$15,698
Adjustments to reconcile net income to cash provided by operating activities
Loss/(gain) on foreign currency exchange rates	3,641	1,315	(145)
Depreciation and amortization	11,837	9,055	12,791
Deferred taxes	39	(1,013)	(2,107)
Interest income	—	—	60
Amortization of deferred financing costs	—	51	87
Bad debt provision	1,501	358	852
Impairment of cost method investment	450	—	—
Convertible note discount amortization	175	—	—
Loss on disposal of fixed assets	—	33	3
Gain on extinguishment of debt	(2,000)	—	—
Stock compensation expense	2,896	3,325	4,018
Changes in operating assets and liabilities:
Cash and securities held for customers	(74,608)	(31,285)	(53,617)
Trading securities	—	—	19,993
Receivables from banks and brokers	(78,336)	(5,333)	12,734
Prepaid assets	318	2,372	39
Other assets	(383)	1,065	(5,428)
Payables to customers, brokers, dealers, FCMs and other regulated entities	74,608	31,285	52,765
Accrued compensation and benefits	7,118	1,047	(151)
Accrued expenses and other liabilities	973	(1,444)	1,976
Income tax payable	2,131	(1,303)	28
Cash (used for) / provided by operating activities	(18,329)	12,149	59,596
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,187)	(8,358)	(4,018)
Purchases of treasury bills	—	(1,355)	—
Sale of treasury bills	599	—	—
Purchase of intangible assets	—	—	(2,547)
Purchase of cost method investment	—	—	(500)
Acquisition and funding of OEC, net of cash acquired	—	(9,504)	—
Acquisition and funding of GFT, net of cash acquired	(4,219)	—	—
Cash used for investing activities	(9,807)	(19,217)	(7,065)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquired assets	(2,419)	(2,030)	(3,050)
Proceeds from issuance of convertible senior note, net	77,900	—	—
Principal payment on notes payable	(31,200)	(7,875)	(10,500)
Proceeds from exercise of stock options	2,539	1,969	853
Proceeds from exercise of warrants	—	—	1,270
Proceeds from employee stock purchase plan	302	216	165
Purchase of treasury stock	(7,189)	(3,263)	(5,017)
Tax benefit from employee stock option exercises	1,026	(28)	421
Dividend payment	(7,326)	(6,972)	(1,758)
Cash provided by / (used for) financing activities	33,633	(17,983)	(17,616)
Effect of exchange rate changes on cash and cash equivalents	(2,446)	1,650	(2,229)
INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	3,051	(23,401)	32,686
CASH AND CASH EQUIVALENTS—Beginning of period	36,820	60,221	27,535
CASH AND CASH EQUIVALENTS—End of period	$39,871	$36,820	$60,221

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash (paid) / received during the year for:
Interest	$(655)	$(230)	$(1,037)
Taxes	$(8,376)	$260	$(14,090)
Non-cash investing activities:
Purchase of fixed assets in accrued expense and other liabilities	—	95	121
Non-cash financing for the GFT acquisition:
Senior loan issued by seller	$33,200	$—	$—
Common stock issued as consideration for GFT	$34,771	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

GAIN Capital Holdings, Inc., together with its subsidiaries (the “Company”) is a Delaware corporation formed and incorporated on March 24, 2006. GAIN Holdings, LLC is a wholly-owned subsidiary of GAIN Capital Holdings, Inc., and it owns all outstanding membership units in GAIN Capital Group, LLC (“Group, LLC”), the primary regulated entity in the United States of America.
Group, LLC is a retail foreign exchange dealer (“RFED”) and a registered Futures Commission Merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”). As such, it is subject to the regulations of the CFTC, an agency of the U.S. Government, and the rules of the National Futures Association (“NFA”), an industry self-regulatory organization.

GAIN Capital Forex.com UK Ltd. (“GCUK”) is registered in the UK and regulated by the Financial Services Authority
(“FSA”) as a full scope €730k BIPRU Investment Firm.
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

Basis of Presentation and Principles of Consolidation

In connection with the preparation of its Form 10-Q in the third quarter of 2013, the Company identified an error in the income tax provision and in the corresponding recognized tax assets and liabilities recorded in the year ended December 31, 2010. The Company considered guidance in ASC 250, including ASC 250-10-S99 SEC, formerly Staff Accounting Bulletin Release Topic 1.M, Materiality (“SAB 99”), and SEC Staff Accounting Bulletin Release Topic 1.N, Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), and concluded that the error did not constitute a material change to its previously issued consolidated financial statements. However, in order to accurately reflect the tax charge in the appropriate period, the Company has restated the Other assets, net, Income tax payable and Retained earnings balances as of December 31, 2012 to reflect the adjustment as if it had been made in the correct period.

The table below describes the impact on the Consolidated Balance Sheet of the changes described above:

	As of December 31,
	Restated 2012	As reported 2012
Other assets, net	17,153	17,804
Income tax payable	1,481	1,275
Retained earnings	84,772	85,629

Previously, the Company presented certain acquisition expenses in "General and administrative". To provide greater transparency into these costs and enable easier comparison of operating performance, the Company has reclassified these costs to "Acquisition expense". The change in presentation has no effect on the total expenses.
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The Company applies relevant accounting standards governing consolidations in determining its own principles of consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In presenting the consolidated financial statements, management makes estimates regarding:

•	Valuation of assets and liabilities requiring fair value estimates;

•	The allowance for doubtful accounts;

•	The realization of deferred taxes;

•	The carrying amount of goodwill and other intangible assets;

•	The amortization period of intangible assets and other long-lived assets with finite lives;

•	Incentive based compensation accruals and valuation of share-based payment arrangements;

•	Transfer pricing; and

•	Other matters that affect the reported amounts and disclosure of contingencies in the consolidated financial statements.
Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the consolidated financial statements, and it is possible that such changes could occur in the near term.
Revenue Recognition
Revenue is recognized in accordance with revenue recognition guidance. The Company generates revenue from forex trading, metals trading, futures trading, Contracts-for-difference (“CFDs”) in markets which do not prohibit such transactions and other financial products. The Company categorizes revenue as Trading revenue, Commission revenue, Other revenue and Interest revenue.

Trading revenue is generated from the bid/offer spread the Company offers its customers and any net gains and losses generated through changes in the market value of the currencies and other products held in the Company’s net exposure.

Gains or losses are realized when customer transactions are liquidated. Unrealized gains or losses on trading positions are revalued at prevailing foreign currency exchange rates (the difference between contract price and market price) at the date of the balance sheet and are included in Receivables from banks and brokers as well as Payables to customers, brokers, dealers, FCMs and other regulated entities on the Consolidated Balance Sheets. Changes in net unrealized gains or losses are recorded in Trading revenue on the Consolidated Statements of Operations and Comprehensive Income.

The Company receives Commission revenue for customers' use of its platform or services, without taking any market or credit risk. Commission revenue is determined by the volume of trades. Commission revenue has historically been comprised of revenue from our GTX business, revenue from our futures business, and revenue from GAIN Securities, our securities business. In October 2013, GAIN Securities transferred substantially all of its customer accounts to TradeKing, LLC.  Since we acquired GFT in September 2013, we have also realized commission revenue from the sales trader business acquired from GFT.  Our sales traders offer high-touch trading services to high net worth individuals.

Other revenue, on the Consolidated Statements of Operations and Comprehensive Income, is comprised of account management, transaction, and performance fees related to customers who have assigned trading authority to the Company’s subsidiary Gain Capital Asset Management, (“GCAM”); inactivity and training fees charged to customer accounts; foreign currency transaction gains and losses and other miscellaneous items from each of our businesses.

Interest revenue and interest expense are recorded when earned and incurred, respectively. Net interest (expense) revenue consists primarily of the revenue generated by Company cash and customer cash held and invested at banks, money market funds, in U.S. treasury bills, in Canadian Imperial Bank of Commerce (“CIBC”) treasury bills and on deposit as collateral with the Company’s wholesale forex trading partners, less interest paid to customers on their balances, interest expense on our term loan and revolver, interest expense on the amounts payable to dbFX per the terms of the asset acquisition and interest expense on our convertible senior notes.
Selling and marketing
Selling and marketing costs are incurred for the production and communication of advertising, as well as other marketing activities. The total amount charged to selling and marketing was $22.3 million, $27.0 million and $36.2 million for the years ended December 31 2013, 2012 and 2011, respectively.
Restructuring expenses
In 2013 and 2012, the Company incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with relevant accounting guidance.

Acquisition expenses

In 2013 and 2012, the Company incurred acquisition related expenses, which included non-recurring costs, such as legal, accounting, valuation and other costs specified in accounting guidance. These costs are expensed as incurred.

Integration expenses

In 2013, the Company incurred integration expenses, which are non-recurring acquisition related costs that do not meet the definition of acquisition costs specified in accounting guidance. These costs include incentive payments to employees to remain through the acquisition, as well as accelerated amortization of assets due to the consolidation of trading platforms, resulting from the GFT acquisition.

Impairment of investment

In 2013, the Company’s investment in Kapitall, Inc., a cost basis minority interest originating in 2011, became impaired.

Gain on extinguishment of debt

The Company settled its GFT acquisition financing for less than the principal amount, in exchange for early payment. The difference between the principal and payment constituted Gain on extinguishment of debt.

Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of acquisition to be cash equivalents. At December 31, 2013 and 2012, the Company’s cash and cash equivalents consisted of money market accounts and U.S. Treasury Bills with a maturity of 90 days or less. Cash equivalents are recorded at fair value.
Cash and securities held for customers
Cash and securities held for customers represents cash held to fund customer liabilities in connection with trading positions. Included in this balance are funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company records a corresponding liability in connection with this amount in Payables to customers, brokers, dealers, FCMs and other regulated entities. A portion of the balance is not available for general use due to legal restrictions in accordance with certain jurisdictional regulatory requirements.
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

Fair Value
The carrying amounts of assets, excluding goodwill and intangibles, and liabilities approximate their fair values due to the short term maturities. Some of the Company’s financial instruments are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value. Such financial assets and liabilities include: cash, receivables from banks and brokers, other assets, payables to brokers, dealers, FCMs and other regulated entities, payables to customers and accrued expenses and other liabilities. These receivables and payables include open trading positions, hedging and customer respectively, which change in value as the price of the underlying product changes. The prices approximate the amounts at which the Company can settle the positions at the balance sheet date. The fair value of the convertible senior notes incorporates the unamortized discount and is assessed against prevailing interest rates.
Concentrations of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash equivalents. The Company’s credit risk is managed by investing cash and cash equivalents primarily in high-quality money market and U.S. and Canadian Government instruments. The majority of the Company’s cash and cash equivalents are held at ten financial institutions.
The Company also has credit risk related to receivables from banks and brokers. As of December 31, 2013 and 2012, 20% and 52%, respectively, of the Company’s Receivables from banks and brokers balance, included in the Consolidated Balance Sheet, was from one large, global financial institution.
Receivables from Banks and Brokers
The Company has posted funds with brokers as collateral as required by agreements for holding hedging positions. In addition, the Company has cash in excess of required collateral. These amounts are reflected as Receivables from banks and brokers on the Consolidated Balance Sheet and include gains or losses realized on liquidated contracts, as well as unrealized gains or losses on open positions.
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
The Company accounts for costs incurred to develop its trading platform and related software in accordance with ASC 350-40, Intangible-Goodwill and Other-Internal-Use Software. ASC 350-40 requires that such technology be capitalized in the application and infrastructure development stages. Costs related to training, administration and non-value-added maintenance are charged to expense as incurred. Capitalized software development costs are being amortized over the useful life of the software, which the Company has estimated at three years.

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
 Foreign Currencies
Items included in the financial statements of each of the Company's entities are measured using the currency of the primary environment in which the entity operates ("the functional currency"). The Company has determined that its functional currency is U.S. dollars (“USD”). The Company’s Accumulated other comprehensive income, consists of foreign currency translation adjustments from subsidiaries not using the U.S. dollar as their functional currency.
Foreign currency transactions are translated into functional currency using the exchange rates prevailing at the dates of the of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in Other revenue on the Consolidated Statements of Operations and Comprehensive Income. The Company recorded a loss of $3.6 million for the year ended December 31, 2013, a loss of $1.3 million for the year ended December 31, 2012 and a gain of $0.2 million for the year ended December 31, 2011.
Intangible Assets
Accounting guidance addressing intangible assets requires purchased intangible assets other than goodwill to be amortized over their useful lives unless their lives are determined to be indefinite. If the assets are determined to have a finite life in the future, the Company will amortize the carrying value over the remaining useful life at that time.
The Company compares the recorded value of its indefinite lived intangible assets to their fair value on an annual basis and whenever circumstances arise that indicate that an impairment may have occurred. This qualitative assessment indicated that it is more likely than not that our indefinite lived intangible assets are not impaired. See Note 3 for additional information.
Goodwill
In accordance with relevant guidance, the Company tests goodwill for impairment on an annual basis during the fourth quarter and on an interim basis when conditions indicate impairment has occurred. Goodwill impairment is determined by comparing the estimated fair value of the reporting unit with its respective book value. At the date of the latest test, in the fourth quarter of 2013, the fair value of the reporting unit was significantly in excess of its book value. See Note 3 for additional information.
Other Assets
The Company recorded receivables from vendors, security deposits, current and deferred tax assets and miscellaneous receivables in Other assets on the Consolidated Balance Sheets. See Note 3 for additional information.
Derivatives
Forex, metals, and CFDs allow for exchanging the difference in value of a particular asset such as stock index, energy product, or gold contracts, between the time at which a contract is opened and the time at which it is closed. The company's retail customer open positions are considered derivatives under derivatives accounting guidance. Therefore, they are accounted for at fair value, as included in Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities in the consolidated balance sheets.

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

Balance as of January 1, 2011	$(74)
Addition to provision	(852)
Amounts written off	871
Balance as of December 31, 2011	(55)
Addition to provision	(358)
Amounts written off	265
Balance as of December 31, 2012	(148)
Addition to provision	(1,501)
Amounts written off	491
Balance as of December 31, 2013	$(1,158)
Payables to Customers, Brokers, Dealers, FCMs and Other Regulated Entities
Payables to customers, brokers, dealers, FCM's and other regulated entities, included on the Consolidated Balance Sheets, include amounts due on cash and margin transactions. These transactions include deposits, commissions and gains or losses arising from settled trades. The Payables to customers balance also reflects unrealized gains or losses arising from open positions in customer accounts. The Company engages in white label, or omnibus relationships, with other regulated financial institutions. The payables balance includes amounts deposited by these financial institutions in order for the Company to act as clearing broker. The payables balance includes deposits from all NFA registered entities.
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
Income Taxes
Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. The Company operates a permanent reinvestment strategy, under which earnings derived from foreign business remain invested in the Company’s foreign subsidiaries. In accordance with ASC 740, the Company does not recognize domestic tax expense related to the permanently reinvested earnings. The Company has no plans to repatriate these earnings.
Share Based Payment
In accordance with stock compensation guidance, the Company recognizes expense for all share-based payments to employees, including grants of employee stock options as well as restricted stock units, in the Statements of Operations and Comprehensive Income based on their fair values. The Company estimates fair value using the Black Scholes model for stock options and market value on grant date for restricted stock units. For each type of award, the Company reduces expense by an estimated forfeiture rate. See Note 8 for additional share based payment disclosure.
Treasury Shares
In accordance with ASC 505-30, Equity - Treasury Stock, the Company treats the cost of acquired shares purchased as a deduction from shareholders’ equity and as a reduction of the total shares outstanding when calculating adjusted earnings per share.
Earnings Per Common Share
Basic earnings per common share is calculated using the weighted average common shares outstanding during the year. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be anti-dilutive.

Risk Management
The Company offers its customers access to a diverse range of over 12,500 financial products, including foreign exchange, or forex, precious metals, “contracts for difference”, or CFDs, which are investment products with returns linked to the performance of underlying commodities, indices, individual equities, bonds and interest rate products, OTC options on forex, as well as futures and options on futures on more than 30 global exchange. In the United Kingdom, we also offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment for residents of that country. The Company actively trades currencies in the spot market, earning a dealer spread. The Company seeks to manage its market risk by generally entering into offsetting contracts in the interbank market, also on a margin basis. The Company deposits margin collateral with large money center banks and other major financial institutions. The Company is subject to credit risk or loss from counterparty nonperformance. The Company seeks to control the risks associated with its customers’ activities by requiring its customers to maintain margin collateral. The Company's trading platform does not allow customers to enter into trades if sufficient margin collateral is not on deposit with the Company.
The Company developed risk-management systems and procedures that allow it to manage the market and credit risk associated with managed flow activities in real-time. The Company does not actively initiate directional market positions in anticipation of future movements in the relative prices of currencies and evaluates market risk exposure on a continuous basis. As a result of the Company’s hedging activities, the Company is likely to have open positions in various currencies at any given time. An additional component of the risk-management approach is that levels of capital are maintained in excess of those required under applicable regulations. The Company also maintains liquidity relationships with three established, global prime brokers and at least six other wholesale trading partners, providing the Company with access to a liquidity pool.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board, ("FASB") issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires presenting unrecognized tax benefits netted against deferred tax assets, if such assets are sufficient and expected to replace cash payment, should an uncertain tax position not be sustained. This update is effective for annual periods beginning after December 15, 2013, and interim periods within those annual periods. Entities may choose to apply this update retrospectively. Management has not adopted this update early and continues to evaluate its potential effect on the Company's consolidated financial statements in advance of the effective date.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an entity to present information about significant items reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. For items reclassified out of AOCI and into net income, an entity must disclose the effect of such items on the affected line item. ASU No. 2013-02 is effective for annual periods beginning after December 15, 2012 and interim periods within those annual periods. It must be applied retrospectively. The adoption of ASU 2013-02 had no impact on the Company's consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements mandate that entities disclose, in the consolidated balance sheet, both gross and net information about instruments and transactions eligible for offset, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. In January 2013, the FASB issued ASU 2013-01 Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update addresses implementation issues related to ASU 2011-11. The adoption of ASU 2011-11 and ASU 2013-01 had no impact on the Company’s consolidated statement of operations and comprehensive income or its consolidated balance sheet.

3. ADDITIONAL FINANCIAL INFORMATION
Fair Value Measurement
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis during the period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Money market accounts	$21,019	$—	$—	$21,019
Open contracts and other positions	—	(9,904)	—	(9,904)
CIBC treasury bills	706	—	—	706
Certificates of deposit	82	—	—	82
Investment in gold	120	—	—	120
Customer and broker open contracts and other positions	—	129,224	—	129,224
Total	$21,927	$119,320	$—	$141,247

	Fair Value Measurements on a Recurring Basis as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market accounts	$12,064	$—	$—	$12,064
Open contracts and other positions	810	—	—	810
U.S. treasury bills	29,998	—	—	29,998
CIBC treasury bills	1,355	—	—	1,355
Certificates of deposit	82	—	—	82
Investment in gold	168	—	—	168
Customer and broker open contracts and other positions	74,943	—	—	74,943
Total	$119,420	$—	$—	$119,420
The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period. The Company has included Open contracts and other positions and Customer and broker open contracts and other positions as Level 2 as of December 31, 2013 as these represent the fair value of the derivative contracts which are indexed to securities and commodities with quoted prices in active markets.
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
Financial Instruments Not Measured at Fair Value
The table below presents the carrying value, fair value, and fair value hierarchy category of certain financial instruments that are not measured at fair value in the Consolidated Balance Sheet (amounts in thousands). The carrying value of Receivables from banks and brokers not measured at fair value approximates fair value because of the relatively short period of time between their origination and expected maturity. The carrying value of Payables to customers, brokers, dealers, FCMs, and other regulated entities includes amounts deposited by these financial institutions in order for the Company to act as a clearing broker. The carrying value of Payables to customers, brokers, dealers, FCMs, and other regulated entities includes cash and open margin positions. The open positions are based on observable market prices. The carrying value of Convertible senior note represents the notes’ principal amounts net of unamortized discount (see note 7). We assessed the notes' fair value against prevailing interest rates as of the balance sheet date. The carrying value of Accrued expense and other liabilities includes $20.0 million, referred to as the Holdback Amount, to be paid net of an amount required to settle certain liabilities of GFT after the closing date of the acquisition (see note 3). The carrying values of Accrued expense and other liabilities not measured at fair value approximate fair value because of the relatively short period of time between their origination and expected settlement date.

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

	As of December 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from banks and brokers	$237,414	$237,414	—	$237,414	—
Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	868,542	868,542	—	868,542	—
Convertible senior notes	$65,360	$64,372		$64,372
Accrued expense and other liabilities	$20,000	$20,000		$20,000

	As of December 31, 2012		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from banks and brokers	$88,938	$88,938	—	$88,938	—
Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	$371,368	$371,368	—	$371,368	—
Payable to dbFX	$2,386	$2,392	—	—	$2,392
The Company’s investment in Kapitall, Inc., recorded in Other assets, is carried at cost, less impairment. The Company recognized an impairment of $0.5 million in the current year. The carrying value of the investment at December 31, 2013 was $0.1 million.

Receivables from Banks and Brokers
Amounts receivable from banks and brokers consisted of the following as of (amounts in thousands):

	December 31, 2013	December 31, 2012
Required collateral	$148,731	$47,595
Excess from futures broker - Restricted	4,575	—
Cash in excess of required collateral	84,108	41,343
Open positions	(9,904)	810
Investment in spot gold	120	168
	$227,630	$89,916
The Company has posted funds with banks and brokers as collateral required by agreements for holding trading positions. In addition, the Company has deposited with such banks and brokers cash in excess of required collateral. These amounts are reflected as Receivables from banks and brokers on the Consolidated Balance Sheets.
Derivatives
The Company's contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities on the accompanying Consolidated Balance Sheet (amounts in thousands):

	December 31, 2013
	Gross amounts of assets for derivative open positions at fair value	Gross amount of liabilities for derivative open positions at fair value	Net amounts of assets/liabilities for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$152,326	$47,631	$104,695
CFD contracts	50,169	45,735	4,434
Metals contracts	16,485	6,294	10,190
Total	$218,980	$99,660	$119,320

	December 31, 2013
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from bank and brokers	$237,414	$(9,904)	$227,630
Payables to customers, brokers, dealers, FCMs and other regulated entities	$868,542	$129,224	$739,318
The Company’s derivatives include different underlyings, which vary in price. Foreign exchange contracts typically have prices less than two dollars, while certain metals contracts and contracts for difference can be considerably higher priced. The table below represents the notional values of the Company’s derivative instruments reported within Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities on the accompanying Consolidated Balance Sheet (amounts in thousands):

	December 31, 2013
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,031,742	4,000,937
CFD contracts	514,058	19,201
Metals contracts	1,069	680
Total	3,546,869	4,020,818

The Company did not designate any of its derivatives as hedging instruments. Net gains/(losses) with respect to derivative instruments reflected in Trading Revenue in the accompanying Consolidated Statements of Operations and Comprehensive Income for the twelve months ended December 31, 2013 were as follows (amounts in thousands):

Derivative Instruments:
Foreign currency exchange contracts	$130,668
CFD contracts	21,162
Metals contracts	53,303
Total	$205,133
Property and Equipment
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	December 31, 2013	December 31, 2012
Software	$25,913	$19,757
Computer equipment	6,649	5,248
Leasehold improvements	6,560	1,863
Telephone equipment	714	725
Office equipment	1,994	1,471
Furniture and fixtures	1,108	241
Web site development costs	626	654
	43,564	29,959
Less: Accumulated depreciation and amortization	(26,446)	(18,936)
Property and equipment, net	$17,118	$11,023
As mentioned in Note 1 above, in September 2013, the Company purchased all of the outstanding share capital of GFT. The allocation of the preliminary purchase price to property and equipment is detailed below in Note 5, “Acquisition”.
Depreciation and amortization expense for property and equipment was $7.8 million, $4.9 million and $3.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Intangible Assets
The Company's various finite-lived intangible assets consisted of the following as of (amounts in thousands):

	December 31, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer list	$21,556	$(13,594)	$19,356	$(12,138)
Technology	26,930	(910)	1,560	(37)
Trademark	650	(173)	430	(14)
Non-compete agreement	1,859	(1,852)	1,859	(1,510)
	$50,995	$(16,529)	$23,205	$(13,699)

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

Balance at January 1, 2011	$9,089
Purchase of dbFX Customer assets and non-compete	9,701
Amortization and foreign currency transaction gains/losses	(8,019)
Balance at December 31, 2011	$10,771
Customer list acquired in acquisition of OEC	1,580
Trademark acquired	430
Technology acquired	1,560
Amortization and foreign currency transaction gains/losses	(4,473)
Balance at December 31, 2012	$9,868
Technology acquired	25,300
Customer list acquired	3,150
Finalization in fair value of OEC intangibles (1)	(660)
Amortization and foreign currency transaction gains/losses	(2,830)
Balance at December 31, 2013	34,828
(1)    To finalize its valuation of OEC acquisition intangibles, the Company reduced the intangibles by $0.7 million, with a corresponding adjustment to goodwill.
Amortization expense for the purchased intangibles was $2.9 million, $4.1 million and $8.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Future annual estimated amortization expense for the next five years is as follows (amounts in thousands):

Years Ended December 31:
2014	4,823
2015	4,823
2016	4,823
2017	3,963
2018	3,213
Goodwill
Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net identifiable assets of an acquired business. As of December 31, 2013 and December 31, 2012, the Company had recorded goodwill of approximately $14.2 million and $9.0 million, respectively.
Goodwill increased $4.8 million during the year as a result of the acquisition of GFT. In addition, during the twelve months ended December 31, 2013, the finalization of the fair value of assets acquired as a result of the OEC acquisition in 2012 resulted in an increase of $0.4 million to goodwill.

Other Assets
Other assets consisted of the following as of (amounts in thousands):

	December 31, 2013	December 31, 2012
Vendor and security deposits	$3,344	$3,647
Current tax receivable	4,547	4,898
Deferred tax assets	4,922	5,619
Investment in Kapitall, Inc.	50	500
Indemnification asset	8,596	—
GTX Trade Receivables	4,704	1,335
Miscellaneous receivables, net	2,446	1,154
	$28,609	$17,153

The Company has recorded a liability of $8.6 million in Accrued expenses and other liabilities. This represents the Company's best estimate for the settlement of certain liabilities that were incurred as a result of ordinary course of operations in GFT prior to its acquisition. The actual amount required to settle these liabilities may vary from this estimate.

Under the terms of the acquisition of GFT, the selling stockholder of GFT has agreed to indemnify the Company for these liabilities that are expected to be settled after September 24, 2013. Based on the Company's best estimate of the amounts necessary to settle such liabilities, the Company recorded an indemnification asset of $8.6 million at December 31, 2013. This is included within Other current assets in the preliminary purchase price allocation of GFT, refer to note 5.

4. RELATED PARTY TRANSACTIONS
Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company. These accounts are recorded in Payables to customers, brokers, dealers, FCMs and other regulated entities on the Consolidated Balance Sheets. The aggregate amount of these funds was $3.0 million and $2.4 million at December 31, 2013 and December 31, 2012, respectively.
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

5. ACQUISITIONS

Global Futures & Forex, Ltd

On September 24, 2013, the Company entered into an Amended and Restated Stock Purchase Agreement with Gary L. Tilkin, a natural person (the “Seller”), and GFT, pursuant to which the Company purchased all of the issued and outstanding share capital of GFT from the Seller. The acquisition was made as part of the Company's strategy to increase its offering of products and to expand its retail and institutional businesses into new markets and geographies.

The preliminary purchase price of GFT was derived as follows (amounts in thousands):

Cash	$40,000
Payment for excess cash adjustment	2,160
Loan payable	33,200
Common Stock issued	34,771
Total purchase price	$110,131
The preliminary purchase price of GFT was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Cash and cash equivalents acquired	$15,781
Cash and cash equivalents held for customers acquired	228,419
Receivable from brokers	61,028
Property and equipment	7,515
Other current assets	15,002
Total tangible assets	327,745
Total liabilities assumed	250,833
Net assets	76,912
Consideration less net assets	33,219
Identifiable intangible assets:
Software	25,300
Customer relationships	3,150
Intangible assets, net	28,450
Goodwill	4,769
The foregoing purchase price allocation is preliminary due to the proximity of the closing date of the acquisition to the period end. The final allocation will be based on final analyses of identifiable intangible assets, property and equipment, contingent liabilities and income taxes and will be finalized after the data necessary to complete the analyses of fair values of assets and liabilities is obtained and analyzed.
Acquisition expenses were $1.8 million for the twelve months ended December 31, 2013. They are recorded in Acquisition expense.
For the period from acquisition to December 31, 2013, revenues generated by GFT were $26.9 million and expenses were $32.0 million generating a loss before taxes of $5.1 million.

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

Pro Forma Information (unaudited):
The following unaudited pro forma operating data are presented as if the acquisition of GFT had occurred on January 1st of the respective fiscal years for which comparative information is presented. Additionally, the acquisition of OEC (which was consummated in August 2012) is presented as if it had consummated on January 1, 2012 for the purposes of the comparative periods. The unaudited pro forma data does not include the impact of forecasted operating expense synergies.
The unaudited pro forma data is provided for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the Company and GFT and OEC operated as a combined entity for the periods presented.
Unaudited pro forma income statement line items for the twelve months ended December 31, 2013 and 2012, were as follows (amounts in thousands):

	For the Twelve Months Ended December 31,
	2013	2012
REVENUE:	$355,489	$256,114
Total non-interest revenue	$355,489	$256,114
Interest revenue	927	1,118
Interest expense	1,865	993
Total net interest (expense) / revenue	(938)	125
Net revenue	354,551	256,239
EXPENSES:
Other expense items (1)	299,658	269,704
Depreciation and amortization	11,012	8,354
Purchased intangible amortization	5,157	7,488
Acquisition expense	1,824	85
Restructuring	1,570	634
Integration	1,950	—
Total	321,172	286,263
INCOME / (LOSS) BEFORE INCOME TAX EXPENSE	33,379	(30,024)
Income tax expense / (benefit)	12,517	(11,259)
Net income / (loss)	$20,862	$(18,765)

(1)    Other expenses items for the year ended December 31, 2013, included a one-time, non-recurring expense of $5.1 million relating to a GFT accrual for certain liabilities to third parties.

Restructuring

In 2013, the Company incurred Restructuring expenses, which reflected the cost of reducing global headcount following the GFT acquisition. This category includes charges for employees who left the Company in October and employees on a transition plan, most of whom will leave in the first quarter of 2014.
In 2012, the Company incurred Restructuring expenses in connection with an related headcount reduction.
2013 expenses were $1.6 million, with an additional $0.2 expected to be recorded in 2014, related to this particular restructuring event. Restructuring expenses were $0.6 million in 2012.
These expenses are recorded in Restructuring expense in the Consolidated Statements of Operations and Comprehensive Income.

For the Twelve Months Ended December 31,
2013
Restructuring liability as of January 1, 2013	—
2013 restructuring expenses	1,570
Payments made in 2013	986
Liability as of December 31, 2013	584

6. SHAREHOLDERS EQUITY

Common Stock — At December 31, 2013 and 2012, the Company had authorized 60,000,000 shares of Common Stock (“Common Stock”), of which 41,921,609 and 39,425,434 shares were issued and outstanding, respectively as of December 31, 2013 and 36,486,036 and 34,924,095 shares were issued and outstanding, respectively as of December 31, 2012.

Treasury Stock — As of December 31, 2013, the Company had repurchased 2.5 million shares of outstanding Common Stock for an aggregate cost of $15.5 million reducing the number of shares outstanding.

Dividends — In February, May, July and November 2013, the Company announced the payment of a $0.05 quarterly dividend per share of Common Stock. The dividend payments announced in February, May, July and November were paid in March, June, September and December 2013, respectively, for an aggregate amount of $7.3 million, which was applied against Retained Earnings. In February 2014, the Company announced the payment of a $0.05 dividend per share of Common Stock payable in March 2014.

7. CONVERTIBLE SENIOR NOTES

Convertible Senior Notes due 2018

On November 27, 2013, the Company issued $80.0 million principal amount of 4.125% Convertible Senior Notes maturing on December 1, 2018. The Company received net proceeds of $77.9 million, after deducting the initial purchasers' discount. The Convertible Notes pay interest semi-annually on June 1 and December 1 at a rate of 4.125% per year, commencing June 1, 2014.

The Convertible Notes will be convertible at an initial conversion rate of 83.33 shares of the Company's common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $12.00. In addition, following certain corporate transactions occurring prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder electing to convert notes in connection with such corporate transaction. Upon conversion, the Company will deliver cash up to the principal amount. With respect to any conversion value in excess of the principal amount, the Company will deliver shares of its common stock, unless it elects to deliver cash in lieu of all or a portion of such shares.

Holders may convert notes in integral multiples of $1,000 principal amount, at any time prior to the close of business on the business day immediately preceding June 1, 2018, but only in the following circumstances:

•
During any calendar quarter commencing after the calendar quarter ending on March 31, 2014 (and only during such quarter), the last reported sale price of the Company’s common stock for each of at least 20 of the preceding 30 trading days, ending on and including the last trading day of the quarter exceeds 130% of the conversion price. These days need not be consecutive;

•
During the five consecutive business day period immediately after any five consecutive trading day period, if the aggregate share cap does not apply, or ten consecutive trading day period, if the aggregate share cap does apply (such five or ten consecutive trading day period, as applicable, being referred to as the “measurement period”), in which the trading price (as defined in the offering memorandum) per $1,000 principal amount of the notes, as determined following a request by a holder of the notes in the manner described in the offering memorandum, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day;

•	Upon the occurrence of specified corporate events (as described in the offering memorandum);

•	If we have called the notes for redemption (as described in the offering memorandum);

In addition, regardless of the foregoing circumstances, holders may convert their notes at any time on or after June 1, 2018 until the close of business on the business day immediately preceding the maturity date.

In addition, if the Company undergoes a fundamental change (as defined in the Note indenture), holders may, subject to certain conditions, require the Company to repurchase their notes for cash at a price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest.

Under ASC 470, an entity must separately account for the liability and equity components of a convertible debt instruments that may be settled entirely or partially in cash upon conversion. The separate accounting must reflect the issuer's economic interest cost. The fair value of the equity component, net of pro-rata initial purchasers’ discounts, is included in the additional paid-in capital section of stockholders' equity in the Company's consolidated statement of financial condition. The principal amount of the Convertible Notes is reduced by unamortized original issue discount, which reflects the Convertible Notes fair value. At issuance, the equity component of the Convertible Notes was valued at $12.6 million before pro-rata initial purchasers' commissions of $0.3 million and related additional costs of $0.1 million. The Convertible Notes were valued at $67.4 million consisting of $80.0 million of principal net of $12.6 million allocated to equity, not including pro-rata initial purchasers' commissions of $1.8 million and additional related costs of $0.5 million. The original issue discount will be amortized over the life of the Convertible Notes using the effective interest rate of 8.0%.

Relevant accounting guidance requires entities to disclose the dilutive effects of convertible instruments. As of December 31, 2013, the Company’s common stock had not met the convertibility criteria noted in the offering memorandum. Therefore, the Convertible Senior Notes were not dilutive as of December 31, 2013.

The balances of the liability and equity components as of December 31, 2013, were as follows, with amounts in thousands:

December 31,
2013
Liability component - principal	$80,000
Deferred bond discount	(14,640)
Liability component - net carrying value	$65,360

Additional paid in capital	$12,572
Discount attributable to equity	(425)
Equity component	$12,147

Interest expense related to the Convertible Notes, included in Interest on borrowings in the condensed consolidated statements of operations was as follows, with amounts in thousands:

Twelve Months Ended
December 31,
2013
Interest expense - stated coupon rate	$275
Interest expense - amortization of deferred bond discount and costs	213
Total interest expense - convertible note	$488

The Company incurred $2.7 million of Convertible Notes issuance cost and additional related fees. Amortization of Convertible Notes issuance costs included in Interest expense in the consolidated statements of operations was $0.2 million for the twelve months ended December 31, 2013. Unamortized Convertible Notes issuance discount was $1.9 million at December 31, 2013 and is included in Convertible senior notes and Additional paid in capital in the Consolidated balance sheets.

8. SHARE BASED COMPENSATION

Share Based Payment

On November 22, 2010, the Company’s board of directors adopted the GAIN Capital Holdings, Inc. 2010 Omnibus Incentive Compensation Plan, (the “2010 Plan”), which became effective December 13, 2010. Initially, the 2010 Plan made available 7.1 million shares (1.5 million to be issued pursuant to future awards and grants under the 2010 Omnibus Incentive Compensation plan, 5.2 million shares that are subject to outstanding grants under a predecessor plan, and 0.4 million shares to be issued pursuant to the 2011 Employee Stock Purchase Plan) for awards to employees, nonemployee directors, consultants, and advisors in the form of incentive stock options, nonqualified stock options, stock awards, stock units, stock appreciation rights and other stock-based awards. In addition, as of the first trading day of January during the term of the 2010 Plan, beginning with calendar year 2012, an additional positive number of shares of the Company’s stock shall be added to the number of shares of the Company stock authorized to be issued or transferred under the 2010 Plan equal to (1) three percent (3%) of the total number of shares of Company stock outstanding (on a fully diluted basis) as of the last trading day in December of the immediately preceding calendar year, or (2) such lesser number of shares as the Company’s board of directors may determine. On January 1, 2013 the Company authorized an additional 1.2 million shares to be issued or transferred under the 2010 Plan. On January 1, 2014, the Company authorized an additional 1.3 million shares to be issued or transferred under the 2010 Plan pursuant to the terms of the 2010 Plan.

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

Stock Options

The following table summarizes the stock option activity under all plans from January 1, 2013 through December 31, 2013:

	Options Outstanding
			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Life (Years)	Intrinsic Value
Outstanding January 1, 2013	3,588,900	$2.32	1.09
Granted	496,000	$5.30	6.17
Exercised	(1,394,977)	$1.83	1.99
Forfeited	(66,798)	$4.85	7.84
Outstanding December 31, 2013	2,623,125	$4.10	4.60	9,111,804
Vested and expected to vest options	2,554,173	$4.07	4.18	8,929,214
Exercisable, December 31, 2013	1,614,240	$3.51	3.92	6,535,178

Fair market value of common stock at exercise date	$7,279,641
Cost to exercise	2,538,979
Net value of Stock options exercised	$4,740,662

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2013:

	Options Outstanding			Options Exercisable
			Weighted
			Average
		Weighted	Remaining	Number of	Weighted
	Number	Average	Contractual	Options	Average
Exercise Price	Outstanding	Exercise Price	Life (Years)	Exercisable	Exercise Price
$1.11	11,660	1.11	0.42	11,660	1.11
$1.55	374	1.55	1.02	374	1.55
$1.99	462,488	1.99	1.41	462,488	1.99
$2.43	262,161	2.43	1.86	262,161	2.43
$2.87	38,135	2.87	1.81	38,135	2.87
$3.83	767,574	3.83	6.31	603,526	3.83
$4.4	481,000	4.40	8.90	—	—
$5.30	293,563	5.30	7.86	78,312	5.3
$8.02	306,170	8.02	6.94	157,584	8.02
	2,623,125	$4.10	4.60	1,614,240	$3.51

The weighted-average remaining contractual life for the 2.6 million outstanding options as of December 31, 2013, is approximately 4.60 years. There were 1.6 million stock options exercisable as of December 31, 2013. The total intrinsic value of stock options exercised during 2013, 2012 and 2011 respectively were $4.7 million, $3.3 million and $2.0 million. During 2013, the Company had 0.3 million stock options vest. The Company received $2.5 million, $2.0 million, and $0.9 million from stock option exercises in 2013, 2012 and 2011, respectively.

In March 2013, the Company granted 0.5 million options to employees. In 2012, the Company granted 0.3 million options to employees. In 2011, 0.4 million options were granted to employees.

The Compensation Committee of the Company's Board of Directors approved stock option grants with a fair market value estimated under a Black-Scholes option pricing valuation model using the following assumptions:

	For the Twelve Months Ended December 31,
	2013	2012	2011
Valuation Assumptions
Risk-free rate	0.80%	0.90%	2.30%
Expected volatility	48.80%	48.50%	47.60%
Expected term (years)	4.8 years	4.8 years	4.8 years
Dividend yield	4.9%	4.9%	—%

The expected volatility was calculated based upon the volatility of public companies in similar industries or financial service companies. The average risk free rate is based upon the risk free rate of the U.S. Treasury bond rate with a maturity commensurate with the expected term. The options granted during 2013 were granted on March 1, 2013. For any future grants, the Company’s current history of paying cash dividends on a quarterly basis will be considered in assessing a market participant view of the appropriate expected dividend yield in the related option pricing valuation model.

The Company recorded stock-based compensation expense related to options in accordance with ASC 718-10 of $0.7 million, $0.8 million and $0.8 million in 2013, 2012 and 2011, respectively. The stock-based compensation expense is recorded in Employee compensation and benefits on the Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock Units and Restricted Stock Awards

The 2010 Plan provides for the issuance of RSUs that are convertible on a 1:1 basis into shares of the Company’s common stock. The Company maintains a restricted unit account for each grantee. Restrictions typically lapse over four years, with 25% lapsing on each anniversary date of the grant. After the restrictions lapse, the grantee shall receive payment in the form of cash, shares of the Company’s common stock, or in a combination of the two, as determined by the Company. Payment shall be made upon the date the restrictions lapse, upon a predetermined delivery date, upon a change in control of the Company. or upon the employee leaving the Company. The Company has historically settled these awards through the issuance of common stock to recipients and intends to continue to do so. The Company may also issue performance grants which have restrictions lapsing immediately, but delivery of the common stock deferred until a later date. RSUs are assigned the value of the Company’s common stock at date of grant issuance, and the grant date fair value is amortized over a four year period. During 2013, 0.8 million RSUs were granted to employees and members of the Board of Directors. During 2012, 0.6 million RSUs were granted to employees and members of the Board of Directors.

The 2010 Plan also provides for the issuance of restricted stock awards, or RSAs, which represent shares of the Company’s common stock. The Company maintains a restricted stock award account for each grantee. Restrictions typically lapse over four years, with 25% lapsing on each anniversary date of the grant. After the restrictions lapse, or upon a change in control of the Company the grantee shall receive payment in the form of cash, shares of the Company’s common stock, or in a combination of the two, as determined by the Company. The Company has historically settled these awards through the issuance of common stock to recipients and intends to continue to do so. The Company may also issue performance grants which have immediate vesting. There were no RSAs granted during 2013 or 2012. During 2011, 0.2 million RSAs were granted to employees and members of the Board of Directors.

The Company recorded $2.2 million, $2.5 million and $3.2 million in stock-based compensation expense related to restricted stock for the year ended December 31, 2013, 2012 and 2011, respectively.

A summary of the status of the Company’s nonvested shares of restricted stock units and restricted stock awards as of December 31, 2013 and changes during the year ended December 31, 2013, is presented below:

		Weighted Average		Weighted Average
	Number	Grant Date	Number	Grant Date
Non-Vested Shares	of RSUs	Fair Value	of RSAs	Fair Value
Non-vested at January 1, 2013	586,096	$5.8	181,888	$7.2
Granted	812,442	4.40	—	—
Vested	(276,466)	6.00	(63,220)	7.22
Forfeited	(92,677)	4.75	(7,229)	6.71
Non-vested at December 31, 2013	1,029,395	$4.70	111,439	$7.28

As of December 31, 2013 there was $4.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2010 Plan. The cost is expected to be recognized over a weighted-average period of approximately two years. The fair market value on the grant date for RSUs and RSAs vested during the years ended December 31, 2013, 2012 and 2011 was $1.7 million, $3.1 million and $3.9 million, respectively. The total intrinsic value of the RSUs and RSAs that became unrestricted during the year ended December 31, 2013 was $1.8 million at the date they became unrestricted. RSUs and RSAs that were vested and outstanding as of December 31, 2013 had a value at grant date of $21.5 million. The Company granted RSUs during the year ended December 31, 2013 which had a value of $3.6 million at grant date. The fair market value of RSUs and RSAs at the date of grant during the year ended December 31, 2012 was $3.1 million.

Employee Stock Purchase Plan

The 2011 Employee Stock Purchase Plan, or the ESPP, was adopted by the Company’s board of directors on November 22, 2010. The ESPP became effective on January 1, 2011. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the interim purchase date through after-tax payroll deductions. Shares reserved for issuance under the ESPP was initially 500,000. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. For the year ended December 31, 2013, 0.08 million shares were issued under the plan. For the year ended December 31, 2012, 0.05 million shares were issued under the ESPP.

9. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, vested restricted stock units which are to be delivered as soon as administratively practicable on or after December 31, 2013, unvested restricted stock units and unvested restricted stock awards. Approximately 0.3 million and 0.6 million stock options were excluded from the calculation of diluted earnings per share for the twelve months ended December 31, 2013 and the twelve months ended December 31, 2012, respectively, as they were anti-dilutive.
The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the years ended December 31,
	2013	2012	2011
Net income applicable to GAIN Capital Holdings, Inc.	$31,311	$2,621	$15,698
Series E correction(1)	(154)	—	—
Net income after correction	31,157	2,621	15,698
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	36,551,246	34,940,800	34,286,840
Effect of dilutive securities:
Warrants	—	—	160,529
Stock options	1,214,370	1,490,089	2,732,302
RSUs/RSAs	1,867,262	1,449,319	1,802,121
Diluted weighted average common shares outstanding	39,632,878	37,880,208	38,981,792
Earnings per common share
Basic	$0.85	$0.08	$0.46
Diluted	$0.79	$0.07	$0.40

(1)
During the period an adjustment to retained earnings was made, reflecting the amounts deemed uncollectible associated with previously issued preferred stock, which was converted to common stock immediately prior to the IPO.

10. LEGAL
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
Litigation

On February 16, 2012, the Company received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority (now known as the Financial Conduct Authority). The investment firm, Cameron Farley Ltd, had opened a corporate account with the Company and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on the Company, the claimants requested, and the Company agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. The Company submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012 the Company received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. The Company subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to the Company's motion on June 2, 2013 and subsequently the Company filed a response to this answer on July 15, 2013. A hearing was held on the Company's application for strike out and/or summary judgment on September 18 and 19, 2013.  After the hearing, the judge asked the claimants to respond in writing to his additional questions from the hearing.  The complaints had until October 11, 2013 to provide answers and the Company was given until November 1, 2013 to respond.  On February 26, 2014, the judge denied the Company’s motion for strike out/summary judgment.  The Company can provide no assurances that this matter will be successfully resolved. This matter is currently pending. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.

Through the Company’s acquisition of OEC, the Company became the subject of a patent infringement lawsuit originally filed against OEC on February 9, 2010 in the U.S. District Court for the Northern District of Illinois by Trading Technologies International, Inc. seeking injunctive relief and unspecified damages. As reflected in a Second Amended Complaint filed on June 15, 2011, plaintiff alleges infringement of 12 patents relating to real-time display of price quotes and market depth on OEC’s electronic trading interfaces. The case was consolidated with 11 related cases in February 2011, and the parties have exchanged infringement, non-infringement and invalidity contentions for several of the disputed patents. In June 2011, the court stayed discovery to allow summary judgment briefing on the ramifications of a recent Federal Circuit decision. On February 9, 2012, the court issued an order, which granted Defendants' motions for summary judgment, resulting in a substantial narrowing of the scope of plaintiff’s claims. Plaintiff filed a motion for reconsideration of that ruling on March 8, 2012. Plaintiff also filed a motion for certification of judgment for interlocutory appeal. The court denied plaintiff’s motion for reconsideration but granted plaintiff’s motion for certification of judgments of patent invalidity with respect to four of the asserted patents. On August 30, 2013, the Federal Circuit issued its opinion vacating and remanding the court’s judgment of patent invalidity regarding four of the asserted patents.  On remand, Defendants renewed their motion for summary judgment of patent invalidity and the court is currently considering when to revisit the invalidity issue. Since the court’s certification of judgments ruling, the court has continued its stay of discovery. Plaintiff’s complaint does not specify the amount of damages sought. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.

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

Years Ended December 31:
2014	$4,193
2015	3,550
2016	2,838
2017	2,045
2018 and beyond	9,258
$21,884

Rent expense was $3.7 million, $2.6 million, and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

12. INCOME TAXES
The following table presents the U.S. and non-U.S. components of income before income tax expense / (benefit) for the years ended December 31, 2013, 2012, and 2011 (amounts in thousands):

	For the Fiscal Year Ended
	December 31,
	2013	2012	2011
U.S.	$17,375	$(10,795)	$9,766
Non-U.S.	27,730	11,937	13,478
	$45,105	$1,142	$23,244

The provision for income tax expense / (benefit) consisted of (amounts in thousands):

	For the Fiscal Year Ended
	December 31,
	2013	2012	2011
Current
Federal	$6,651	$(2,880)	$4,803
State	170	34	1,453
UK	6,917	2,750	3,396
Japan	14	14	—
Other non-U.S.	3	3	1
	13,755	(79)	9,653
Deferred
Federal	(565)	(865)	(1,953)
State	328	(1)	(338)
Japan	121	126	184
Other non-U.S.	(235)	(30)	—
Change in valuation allowance	390	(630)	—
	39	(1,400)	(2,107)
Total income tax expense / (benefit)	$13,794	$(1,479)	$7,546

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Consolidated Balance Sheets. The net change in valuation allowance for the year ended December 31, 2013 was $0.4 million. Significant components of the Company’s deferred tax assets and liabilities were as follows (amounts in thousands):

	December 31,
	2013	2012
Deferred tax assets
Net foreign exchange operating losses	$2,006	$1,893
Stock-based compensation expense	6,334	6,608
Intangible assets	2,777	3,414
Other	942	588
Total deferred tax assets	12,059	12,503
Valuation allowance	(493)	(103)
Total deferred tax assets after valuation allowance	$11,566	$12,400

Deferred tax liabilities
Unrealized trading differences	$(5,653)	$(4,867)
Unrealized foreign currency	—	(152)
Basis difference in property and equipment	(333)	(1,546)
State taxes	(26)	(78)
Other	(632)	(138)
Total deferred liabilities	(6,644)	(6,781)
Net deferred tax assets	$4,922	$5,619

The Company has restated the 2012 deferred tax assets to reflect an error. See Note 1 for details.

The following table reconciles the provision to the U.S. federal statutory income tax rate:

	2013	2012	2011
Federal income tax at statutory rate	35.00%	35.00%	35.00%
Increase/(decrease) in taxes resulting from:
State income tax	0.75%	2.47%	3.06%
Foreign rate differential	(6.45)%	(121.09)%	(4.24)%
Meals & entertainment	0.16%	5.65%	0.4%
R&D credit	—%	7.47%	(0.7)%
Establishment/(release) of valuation allowance	0.87%	(51.34)%	—%
Uncertain tax positions	(0.05)%	(9.04)%	—%
Other permanent differences	0.3%	1.46%	(1.06)%
Effective Tax Rate	30.58%	(129.42)%	32.46%

The Company has $7.9 million in foreign net operating loss (“NOL”) carry forwards as of December 31, 2013. These NOLs begin to expire in 2019. The Company has a deferred tax asset of $2.0 million relating to these NOLs for which it has established a valuation allowance of $0.5 million.

At December 31, 2013, undistributed earnings of our foreign subsidiaries indefinitely invested outside the United States amounted to approximately $53.7 million. No provision has been made for foreign taxes associated with the cumulative undistributed earnings of foreign subsidiaries, as these earnings are expected to be reinvested in working capital and other business needs. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to income taxes of approximately $6.2 million, subject to an adjustment for the participation exemption.

The Company has recorded a liability of $0.1 million related to uncertain tax positions at December 31, 2013 in accordance with ASC 740-10, Income Taxes.

The following table summarizes the activity to the gross unrecognized Tax benefits from uncertain tax positions (amounts in thousands):

	As of December 31,
	2013	2012	2011
Beginning balance as of January 1	$78	$189	$126
Increases based on tax positions related to the current period	—	3	39
Increases based on tax positions related to prior periods	—		56
Decreases based on tax positions related to prior periods	(21)	(20)	—
Decreases related to a lapse of applicable statute of limitations	—	(94)	(32)
Ending balance as of December 31	$57	$78	$189

The Company’s open tax years range from 2010 through 2012 for its U.S. federal returns, from 2009 through 2012 for the U.K., from March 2012 through March 2013 for Japan and from 2009 through 2012 for its major state jurisdictions.

Included in the total unrecognized tax benefits at December 31, 2013, 2012, and 2011 is $0.1 million, $0.1 million, and $0.2 million, respectively, that if recognized would favorably affect the effective tax rate. No unrecognized tax benefits were recorded at December 31, 2013. It is reasonably possible that the amount of liability for unrecognized tax benefits could change during the next 12 months. An estimate of the range of the possible change cannot be made until issues are further developed or examinations closed.

13. RETIREMENT PLANS

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

The expense recorded to employee compensation and benefits on the Consolidated Statements of Operations and Comprehensive Income by the Company for its employees’ participation in the respective plans during the years ended December 31, 2013, 2012 and 2011 was $0.9 million, $0.5 million, and $0.7 million, respectively.

14. REGULATORY REQUIREMENTS
Regulatory requirements have remained substantially the same as those disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2013 with the exception of the requirements of GAIN Capital Forex.com Australia, Pty. Ltd. (“GCAU”). GCAU holds an Australian Financial Services License issued by the Australian Securities & Investments Commission (“ASIC”). As of January 31, 2013, the ASIC implemented changes to the Regulatory Guide 166. As a result of these changes, GCAU is required to maintain a minimum capital requirement of $0.4 million (AUD 0.5 million) or 5% of the average revenue. This change did not have a material impact on the Company or GCAU.
Group, LLC, the Company’s FCM and RFED subsidiary, is subject to the CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these rules, Group, LLC is required to maintain adjusted net capital of $20.0 million plus 5.0% of the total payables to customers over $10.0 million. At December 31, 2013, Group LLC maintained $14.5 million more than the minimum required regulatory capital for a total of 1.6 times the required capital and at all times maintained compliance with all applicable regulations.
GCSI is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended. GCSI is a member of the Financial Industry Regulatory Authority (“FINRA”), Municipal Securities Rulemaking Board (“MSRB”), and Securities Investor Protection Corporation (“SIPC”). Pursuant to the SEC’s Uniform Net Capital Rule 15c3-1, GCSI is required to maintain a minimum net capital balance (as defined) of $0.05 million. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. At December 31, 2013, GCSI maintained $0.4 million more than the minimum required regulatory capital for a total of 9 times the required capital and at all times maintained compliance with all applicable regulations.

GAIN Capital Forex.com UK Ltd. (“GCUK”) is registered in the UK and regulated by the Financial Conduct Authority (“FCA”) as a full scope €730k BIPRU Investment Firm. GCUK is required to maintain the greater of $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. The regulatory capital held is required to be in excess of 110% of its requirements at all times. At December 31, 2013, GCUK maintained $37.0 million more than the minimum required regulatory capital for a total of 2.8 times the required capital and at all times maintained compliance with all applicable regulations.

GFT Global Markets UK Limited, or GFTUK, is registered in the UK and regulated by the FCA as a full scope €730k BIPRU Investment Firm and is subject to the same regulatory capital requirements as GCUK. At December 31, 2013, GFTUK maintained $10 million more than the required minimum regulatory capital for a total of 1.3 times the required capital and at all times maintained compliance with all applicable regulations. Effective February 28, 2014, substantially all of GFTUK's business and operations were transferred to GCUK.

Forex.com Japan Co., Ltd. (“GC Japan”) is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 120%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GC Japan’s market, counterparty credit risk and operational risk. At December 31, 2013, GC Japan maintained $6.4 million more than the minimum required regulatory capital for a total of 3 times the required capital and at all times maintained compliance with all applicable regulations.

GCAU holds an Australian Financial Services License issued by the Australian Securities & Investments Commission (“ASIC”). GCAU is required to maintain a minimum capital requirement of $0.05 million (0.05 million AUD) plus 5% of adjusted liabilities between $1.02 million (1 million AUD) and $101.6 million (100 million AUD). At December 31, 2013, GCAU maintained $2.3 million more than the minimum required regulatory capital for a total of 8.7 times the required capital and at all times maintained compliance with all applicable regulations.

GCHK is licensed by the Securities and Futures Commission (“SFC”) to carry out Type 3 Regulated Activity, Leveraged Foreign Exchange Trading. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of the higher of $1.9 million or the sum of 1.5% of its aggregate gross foreign currency position and 5% of its adjusted liabilities and clients’ margin calculated in accordance with applicable rules. At December 31, 2013, GCHK maintained $1.9 million more than the minimum required regulatory capital for a total of 2 times the required capital and at all times maintained compliance with all applicable regulations.

GAIN Global Markets, Inc. (“GGMI”), the Company’s Cayman Island subsidiary, is a registered securities arranger with the Cayman Islands Monetary Authority (“CIMA”). GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or $100,000. At December 31, 2013, GGMI maintained $0.2 million more than the minimum required regulatory capital for a total of 3 times the required capital and at all times maintained compliance with all applicable regulations.

Gain Capital-Forex.com Canada Ltd (“GCC”) became registered as an investment dealer with the Investment Industry Regulatory Organization of Canada (“IIROC”) in May 2012. GCC is required to maintain a minimum capital requirement of $0.25 million (0.25 million CAD) and comply with applicable margin and securities concentration charges. At December 31, 2013, GCC maintained $1.8 million more than the minimum required regulatory capital for a total of 10 times the required capital and at all times maintained compliance with all applicable regulations.

GFT Global Markets Asia Pte Limited , or GFT SG, is a sole proprietorship foreign exchange trading firm registered with the Monetary Authority of Singapore, or MAS, and operates as an approved holder of Capital Markets Services License.    GFT SG is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap.289) and a Commodity Brokers License granted under the Commodity Trading Act by the International Enterprise of Singapore. Under these rules, GFT SG is required to maintain a minimum liquid capital requirement of $1.6 million (2.0 million SGD).  At December 31, 2013, GFT SG maintained $0.1 million than the required minimum regulatory capital for a total of 1.0 times the required capital and at all times maintained compliance with all applicable regulations.
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of December 31, 2013 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GFT Global Markets UK Ltd.	$32.3	$57.2	$24.9	177%
GAIN Capital Group, LLC	24.6	39.1	14.5	159%
GAIN Capital-Forex.com U.K., Ltd.	20.5	57.5	37.0	280%
Forex.com Japan Co., Ltd.	3.1	9.5	6.4	306%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.8	1.9	200%
Global Futures & Forex, Ltd.	1.0	9.0	8.0	900%
GAIN Capital Forex.com Australia, Pty. Ltd.	0.3	2.6	2.3	867%
GAIN Capital-Forex.com Canada Ltd.	0.2	2.0	1.8	1,000%
GAIN Capital Securities, Inc.	0.1	0.5	0.4	500%
GAIN Global Markets, Inc.	0.1	0.3	0.2	300%
GFT Global Markets Asia Pte., Ltd.	1.6	1.7	0.1	106%
Total	$85.7	$183.2	$97.5	214%

15. SEGMENT INFORMATION
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
For the twelve months ended December 31, 2013 and the twelve months ended December 31, 2012, no single retail or institutional customer accounted for more than 3% of the Company’s total net revenue.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for 2013 and 2012 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the Year Ended December 31, 2013
Gross revenue	$49,754	$72,833	$60,571	$83,801
Net revenue	$49,765	$72,995	$60,598	$83,033
Income before income tax expense	$5,140	$24,433	$8,643	$6,889
Net income	$4,279	$17,164	$5,600	$4,268
Basic net income per share	$0.12	$0.48	$0.16	$0.11
Diluted net income per share	$0.11	$0.44	$0.14	$0.10

For the Year Ended December 31, 2012
Gross revenue	$33,309	$45,721	$39,908	$32,286
Net revenue	$33,246	$45,684	$39,985	$32,445
(Loss) / income before income tax expense	$(1,859)	$5,988	$4,431	$(7,418)
Net (loss) / income	$(1,247)	$4,435	$3,221	$(3,787)
Basic net (loss) / income per share	$(0.04)	$0.13	$0.09	$(0.11)
Diluted net (loss) / income per share	$(0.04)	$0.11	$0.08	$(0.11)

17. SUBSEQUENT EVENTS

In February 2014, the Company announced the payment of a $0.05 dividend per share of Common Stock payable on March 20, 2014 to stockholders of record on March 17, 2014.

On March 12, 2014, the Company announced that it had entered into purchase agreements with each of Global Asset Advisors, LLC ("GAA") and Top Third Ag Marketing LLC ("Top Third") providing for the purchase of 55% of the outstanding shares of GAA and Top Third from their major shareholders.

The Company has evaluated events subsequent to December 31, 2013 to assess the need for potential recognition or disclosure in these consolidated financial statements. Such events were evaluated through March 17, 2014, the date these consolidated financial statements were issued.

GAIN CAPITAL HOLDINGS, INC.
(Parent Company Only)
Consolidated Balance Sheet
(in thousands, except share data)

	As of December 31,
	2013	2012
ASSETS:
Cash and cash equivalents	$39,871	$49
Equity investments in subsidiaries	280,506	153,840
Receivables from affiliates	(14,468)	3,213
Prepaid Assets	127	—
Current tax receivable	3,493	5,549
Other assets	12,529	3,205
Total assets	$322,058	$165,856
LIABILITIES AND SHAREHOLDERS EQUITY:
Liabilities
Accrued expenses and other liabilities	23,673	3,025
Accrued compensation and benefits	72	—
Convertible senior note	65,360	—
Deferred taxes	(1,448)	—
Total liabilities	87,657	3,025
Shareholders' Equity
Common stock ($0.00001 par value; 60 million shares authorized; 41,921,609 shares issued and 39,425,434 shares outstanding as of December 31, 2013; 36,486,036 shares issued and 34,924,095 shares outstanding as of December 31, 2012)	—	—
Accumulated other comprehensive income	2,576	1,249
Additional paid-in capital	138,691	85,089
Treasury stock, at cost (2,496,175 shares at December 31, 2013 and 1,561,941 at December 31, 2012, respectively)	(15,469)	(8,280)
Retained earnings	108,603	84,773
Total GAIN Capital Holdings, Inc. shareholders' equity	234,401	162,831
Total liabilities and shareholders' equity	$322,058	$165,856

GAIN CAPITAL HOLDINGS, INC.
(Parent Company Only)
Consolidated Statements of Operations and Comprehensive Income
(in thousands)

	For the Fiscal Year Ended
	December 31,
	2013	2012	2011
REVENUES:
Dividend income from subsidiaries	37,099	—	—
Revenues, interest and other	181	—	—
Total	37,280	—	—
EXPENSES:
Interest expense	$1,199	$—	$—
Employee compensation and benefits	$187	$3,094	$779
General and administrative	6,075	2,913	3,579
Total	7,461	6,007	4,358
Gain on extinguishment of debt	2,000
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	31,819	(6,007)	(4,358)
Income tax expense / (benefit)	6,736	(3,682)	4,150
NET INCOME/(LOSS) BEFORE UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	25,083	(2,325)	(8,508)
Undistributed earnings of subsidiaries	6,228	4,946	24,206
NET INCOME	$31,311	$2,621	$15,698
Other comprehensive income, net of tax
Foreign currency translation adjustment	$1,327	$933	$(112)
NET COMPREHENSIVE INCOME	$32,638	$3,554	$15,586
Net income applicable to GAIN Capital Holdings, Inc. common shareholders	32,638	2,621	15,698

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
(Parent Company Only)
Consolidated Statements of Cash Flows
(in thousands)

	For the Fiscal Year Ended
	December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,311	$2,621	$15,698
Adjustments to reconcile net income to cash provided by operating activities
Equity in income of subsidiaries	6,228	5,280	24,426
Gain on extinguishment of debt	(2,000)	—	—
(Gain)/Loss on foreign currency exchange rates	(274)	217	(285)
Deferred taxes	(1,448)	145	(2,291)
Amortization of deferred finance costs	175	—	87
Stock compensation expense	2,896	3,325	491
Tax benefit from employee stock option exercises	—	—	—
Change in fair value of preferred stock embedded derivative	—	—	—
Changes in operating assets and liabilities:
Receivables from affiliates	17,681	12,828	(6,100)
Prepaid assets	(127)	—	—
Other assets	(7,835)	(657)	1,811
Current tax receivable	2,055	1,213	(4,936)
Accrued expenses and other liabilities	(3,456)	1,934	(913)
Income tax payable	—	—	—
Cash provided by operating activities	45,206	26,906	27,988
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment and funding of subsidiaries	(42,764)	(12,778)	(12,304)
Purchase of cost method investment	—	—	(500)
Cash used for investing activities	(42,764)	(12,778)	(12,804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note issuance, net	77,900	—	—
Repayment of senior loan	(31,200)	—	—
Deferred initial public offering costs	—	—	—
Payment on notes payable	—	(7,875)	(10,500)
Proceeds from exercise of stock options	2,539	1,969	853
Proceeds from exercise of warrants	—	—	1,270
Proceeds from ESPP Purchase	302	216	165
Repurchase of common shares	(7,189)	(3,263)	(5,017)
Tax benefit from employee stock option exercises	1,026	(28)	421
Dividends paid	(7,326)	(6,972)	(1,758)
Cash provided by/(used for) financing activities	36,052	(15,953)	(14,566)
Effect of exchange rate changes on cash and cash equivalents	1,328	854	86
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,822	(971)	704
CASH AND CASH EQUIVALENTS — Beginning of year	49	1,020	315
CASH AND CASH EQUIVALENTS — End of year	$39,871	$49	$1,019

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (paid)	$(556)	$(153)	$(460)
Taxes (paid)/refunds received, net	$(5,562)	$4,303	$(10,714)
Non-cash financing activities related to GFT acquisition:
Senior loan	33,200	—	—
Stock issued	34,771	—	—

SCHEDULE I —
GAIN CAPITAL HOLDINGS, INC.
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
1.    Basis of Presentation

Basis of Financial Information — The accompanying financial statements of GAIN Capital Holdings, Inc. (“Parent Company”), including the notes thereto, should be read in conjunction with the consolidated financial statements of GAIN Capital Holdings, Inc. and Subsidiaries (the “Company”) and the notes thereto found on pages F-8 to F-35.

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

2.    Transactions with Subsidiaries

The Parent Company has transactions with its subsidiaries determined on an agreed upon basis. Cash dividends from its subsidiaries totaled $37.1 million, $3.0 million and $38.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

3.    Income Taxes

ASC 740-10-65, Income Taxes, provides measurement and recognition guidance related to accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions. ASC 740-10-65 also requires extensive disclosures about uncertainties in the income tax positions taken.

The Parent Company’s open tax years for its federal returns range from 2010 through 2012 and from 2009 through 2012 for its major state jurisdictions.

The Parent Company classifies interest expense and potential penalties related to unrecognized tax benefits as a component of income tax expense.

The following table reconciles the provision to the U.S. federal statutory income tax rate:

2013
Federal income tax at statutory rate	35.00%
Increase/(decrease) in taxes resulting from:
State income tax	0.95%
Impact of pass through of earnings of subsidiaries	(15.05)%
Other permanent differences	0.27%
Effective Tax Rate	21.17%

4.    Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 11 to the Company’s consolidated financial statements.