Form 10-Q
period 2014-03-31
GAIN Capital Holdings, Inc.
filed 2014-05-12
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 12, 2014, the registrant had 40,140,302 shares of common stock, $0.00001 par value per share, outstanding.

GAIN Capital Holdings, Inc.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION
GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of March 31, 2014	As of December 31, 2013
ASSETS:
Cash and cash equivalents	$39,976	$39,871
Cash and securities held for customers	805,930	739,318
Short term investments, at fair value	752	788
Receivables from banks and brokers, ($10,730) and ($9,784), respectively, at fair value	211,434	227,630
Property and equipment, net of accumulated depreciation	16,973	17,118
Prepaid assets	7,988	8,790
Goodwill	26,114	14,183
Intangible assets, net	41,830	34,828
Other assets, net	35,823	28,609
Total assets	$1,186,820	$1,111,135
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers, brokers, dealers, FCMs and other regulated entities	$805,930	$739,318
Accrued compensation and benefits	6,230	12,985
Accrued expenses and other liabilities	55,511	55,268
Income tax payable	5,508	3,803
Convertible senior notes	66,474	65,360
Total liabilities	939,653	876,734
Commitments and contingent liabilities
Redeemable non-controlling interest	8,433	—
GAIN Capital Holdings, Inc. shareholders’ equity
Common stock ($0.00001 par value; 60 million shares authorized; 42,460,947 shares issued and 39,964,772 shares outstanding as of March 31, 2014; 41,921,609 shares issued and 39,425,434 shares outstanding as of December 31, 2013)	—	—
Accumulated other comprehensive income	3,878	2,576
Additional paid-in capital	142,064	138,691
Treasury stock, at cost (2,496,175 shares at March 31, 2014 and 2,496,175 at December 31, 2013, respectively)	(15,469)	(15,469)
Retained earnings	108,261	108,603
Total GAIN Capital Holdings, Inc. shareholders’ equity	238,734	234,401
Total liabilities and shareholders’ equity	$1,186,820	$1,111,135
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
REVENUE:
Trading revenue	$47,050	$35,313
Commission revenue	29,800	10,833
Other revenue	83	3,608
Total non-interest revenue	76,933	49,754
Interest revenue	363	118
Interest expense	1,512	107
Total net interest (expense)/revenue	(1,149)	11
Net revenue	75,784	49,765
EXPENSES:
Employee compensation and benefits	21,842	15,028
Selling and marketing	6,116	5,440
Trading expenses	6,307	3,790
Referral fees	19,640	10,186
General and administrative	9,207	5,510
Depreciation and amortization	2,710	1,613
Purchased intangible amortization	1,039	636
Communications and technology	3,994	2,235
Bad debt provision	580	187
Acquisition expense	426	—
Restructuring	359	—
Integration	1,450	—
Total expense	73,670	44,625
INCOME BEFORE INCOME TAX EXPENSE	2,114	5,140
Income tax expense	438	861
NET INCOME	1,676	4,279
Net income attributable to non-controlling interest	38	—
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	1,638	4,279
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,302	(3,133)
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$2,940	$1,146
Earnings per common share:
Basic	$0.04	$0.12
Diluted	$0.04	$0.11
Weighted average common shares outstanding used in computing earnings per common share:
Basic	39,543,586	35,052,375
Diluted	42,627,628	37,331,592
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCE—December 31, 2013	39,425,434	$—	$(15,469)	$138,691	$108,603	$2,576	$234,401
Exercise of options	101,208	—	—	211	—	—	211
Issuance of common stock	116,801	—	—	1,241	—	—	1,241
Conversion of restricted stock into common stock	321,329	—	—	—	—	—	—
Stock compensation expense	—	—	—	1,005	—	—	1,005
Foreign currency translation adjustment	—	—	—	—	—	1,302	1,302
Tax benefit of stock options exercises	—	—	—	916	—	—	916
Dividend declared ($0.05 dividend per share)	—	—	—	—	(1,980)	—	(1,980)
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	1,638	—	1,638
BALANCE—March 31, 2014	39,964,772	$—	$(15,469)	$142,064	$108,261	$3,878	$238,734
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,676	$4,279
Adjustments to reconcile net income to cash provided by operating activities
Loss/(Gain) on foreign currency exchange rates	634	(2,556)
Depreciation and amortization	4,910	2,249
Deferred taxes	(1,990)	(1,093)
Interest income	—	28
Amortization of deferred financing costs	88	—
Convertible note discount amortization	524	—
Bad debt provision	580	187
Stock compensation expense	1,005	856
Changes in operating assets and liabilities:
Cash and securities held for customers	(71,893)	(4,915)
Receivables from banks and brokers	16,764	(34,229)
Prepaid assets	565	304
Other assets	(5,554)	(1,636)
Payables to customers, brokers, dealers, FCMs and other regulated entities	71,893	4,915
Accrued compensation and benefits	(6,747)	(600)
Accrued expenses and other liabilities	(4,088)	(1,713)
Income tax payable	1,728	1,692
Cash provided by/(used for) operating activities	10,095	(32,232)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,164)	(1,040)
Sale of treasury bills	63	—
Acquisitions, net of cash acquired	(6,501)	—
Cash used for investing activities	(9,602)	(1,040)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquired assets	—	(208)
Drawdown on notes payable	—	10,000
Proceeds from exercise of stock options	211	587
Proceeds from employee stock purchase plan	—	58
Purchase of treasury stock	—	(636)
Tax benefit from employee stock option exercises	916	11
Dividend payment	(1,980)	(1,776)
Other	—	(78)
Cash (used for)/provided by financing activities	(853)	7,958
Effect of exchange rate changes on cash and cash equivalents	465	556
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	105	(24,758)
CASH AND CASH EQUIVALENTS—Beginning of period	39,871	36,820
CASH AND CASH EQUIVALENTS—End of period	$39,976	$12,062
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash (paid) / received during the year for:
Interest	$—	$(25)
Taxes	$(2,493)	$(213)
Non-cash investing activities:
Purchase of fixed assets in accrued expense and other liabilities	$—	$297
Non-cash financing activities:
Common stock issued as consideration for GAA	$1,241	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
GAIN Capital Holdings, Inc., together with its subsidiaries (the “Company”), is a Delaware corporation formed and incorporated on March 24, 2006. GAIN Holdings, LLC is a wholly-owned subsidiary of GAIN Capital Holdings, Inc., and owns all outstanding membership units in GAIN Capital Group, LLC (“Group, LLC”), the primary regulated entity in the United States of America.
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
GAIN Capital Group, LLC
GAIN Capital-Forex.com U.K., Ltd.
Forex.com Japan Co., Ltd.
GAIN Capital Forex.com Australia Pty. Ltd.
GAIN Capital-Forex.com Hong Kong Ltd.
GAIN Capital-Forex.com Canada, Ltd.
GAIN GTX, LLC
GAIN GTX SEF, LLC
Global Futures & Forex, Ltd.
GFT Global Markets UK Ltd.
GFT Global Markets Asia Pte., Ltd.
In March 2014, the Company acquired controlling interests in Global Asset Advisors, LLC ("GAA") and Top Third Ag Marketing LLC ("TT").
In September 2013, the Company purchased all of the outstanding share capital of Global Futures & Forex, Ltd., a Michigan corporation ("GFT").
See note 5 "Acquisitions" for further details related to these acquisitions.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements reflect all adjustments, all of which are normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC") for interim financial statements, and, in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 17, 2014 (the “2013 Form 10-K”). There have been no changes in the significant accounting policies from those included in the 2013 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after the elimination of inter-company transactions and balances.

In an effort to align the presentation of expenses with competitors in the industry in order to enable easier comparisons, the Company has presented commissions paid to employees, previously presented in "Trading expenses and commissions" under "Employee compensation and benefits." Additionally, the Company has presented compensation paid to its white label partners and introducing brokers, which was also previously presented in "Trading expenses and commissions," under the new caption of "Referral fees." The remaining items that were previously presented in "Trading expenses and commissions," including exchange fees, fees for news services and prime broker fees, are now presented under a new caption, "Trading expenses." These changes in presentation had no effect on the total expenses.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board, ("FASB") issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires presenting unrecognized tax benefits netted against deferred tax assets, if such assets are sufficient and expected to replace cash payment, should an uncertain tax position not be sustained. This update is currently in effect. The Company has applied this update in 2014. The Company believes that it does not materially affect the three months ending March 31, 2014.
3. ADDITIONAL FINANCIAL INFORMATION
Fair Value Measurement
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis during the period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Money market accounts	$29,720	$—	$—	$29,720
Open contracts and other positions	—	(10,858)	—	(10,858)
CIBC treasury bills	670	—	—	670
Certificates of deposit	82	—	—	82
Investment in gold	128	—	—	128
Customer and broker open contracts and other positions	—	125,257	—	125,257
Total	$30,600	$114,399	$—	$144,999

	Fair Value Measurements on a Recurring Basis as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market accounts	$21,019	$—	$—	$21,019
Open contracts and other positions	—	(9,904)	—	(9,904)
CIBC treasury bills	706	—	—	706
Certificates of deposit	82	—	—	82
Investment in gold	120	—	—	120
Customer and broker open contracts and other positions	—	129,224	—	129,224
Total	$21,927	$119,320	$—	$141,247
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
Financial Instruments Not Measured at Fair Value
The table below presents the carrying value, fair value, and fair value hierarchy category of certain financial instruments that are not measured at fair value in the Condensed Consolidated Balance Sheet (amounts in thousands). The carrying value of Receivables from banks and brokers not measured at fair value approximates fair value because of the relatively short period of time between their origination and expected maturity. The carrying value of Payables to customers, brokers, dealers, FCMs, and other regulated entities includes amounts deposited by these customers and financial institutions in order for the Company to act as a clearing broker. The carrying value of Payables to customers, brokers, dealers, FCMs, and other regulated entities includes cash and open positions. The carrying value of Convertible senior notes represents the notes’ principal amounts net of unamortized discount (see note 7). We assessed the notes' fair value against prevailing interest rates as of the balance sheet date. The carrying value of Accrued expense and other liabilities includes $20.0 million, referred to as the Holdback Amount, to be paid net of an amount required to settle certain liabilities of GFT after the closing date of the acquisition (see note 5). The carrying values of Accrued expense and other liabilities not measured at fair value approximate fair value because of the relatively short period of time between their origination and expected settlement date.

	As of March 31, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from banks and brokers	$222,164	$222,164	—	$222,164	—
Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	$931,187	$931,187	—	$931,187	—
Convertible senior notes	$66,474	$66,382	—	$66,382	—
Accrued expense and other liabilities	$20,000	$20,000	—	$20,000	—

	As of December 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from banks and brokers	$237,414	$237,414	—	$237,414	—
Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	$868,542	$868,542	—	$868,542	—
Convertible senior notes	$65,360	$64,372	—	64,372	—
Accrued expense and other liabilities	$20,000	$20,000	—	20,000	—

Receivables from Banks and Brokers
Amounts receivable from banks and brokers consisted of the following as of (amounts in thousands):

	March 31, 2014	December 31, 2013
Required collateral	$123,417	$148,731
Excess from futures broker - Restricted	13,456	4,575
Cash in excess of required collateral	85,291	84,108
Open positions	(10,858)	(9,904)
Investment in spot gold	128	120
	$211,434	$227,630
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

	March 31, 2014
	Gross amounts of assets for derivative open positions at fair value	Gross amount of liabilities for derivative open positions at fair value	Net amounts of assets/liabilities for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$240,940	$141,147	$99,793
CFD contracts	41,337	34,584	6,753
Metals contracts	12,757	4,904	7,853
Total	$295,034	$180,635	$114,399

	March 31, 2014
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from bank and brokers[1]	$222,164	$(10,858)	$211,434
Payables to customers, brokers, dealers, FCMs and other regulated entities	$931,187	$125,257	$805,930

	December 31, 2013
	Gross amounts of assets for derivative open positions at fair value	Gross amount of liabilities for derivative open positions at fair value	Net amounts of assets/liabilities for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$152,326	$47,631	$104,695
CFD contracts	50,169	45,735	4,434
Metals contracts	16,485	6,294	10,191
Total	$218,980	$99,660	$119,320

	December 31, 2013
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from bank and brokers[1]	$237,414	$(9,904)	$227,630
Payables to customers, brokers, dealers, FCMs and other regulated entities	$868,542	$129,224	$739,318
1. The amount on the unaudited condensed consolidated balance sheets include the Company's investment in gold, which is neither a derivative nor collateral.
The Company’s derivatives include different underlyings, which vary in price. Foreign exchange contracts typically have prices less than two dollars, while certain metals contracts and contracts for difference can be considerably higher priced. The table below represents the number of contracts reported within Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities on the accompanying Condensed Consolidated Balance Sheet (amounts in thousands):

	March 31, 2014
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,176,785	3,742,539
CFD contracts	611,108	27,460
Metals contracts	927	208
Total	3,788,820	3,770,207

	December 31, 2013
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,031,742	4,000,937
CFD contracts	514,058	19,201
Metals contracts	1,069	680
Total	3,546,869	4,020,818

The Company did not designate any of its derivatives as hedging instruments. Net gains with respect to derivative instruments reflected in Trading Revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2014 and the three months ended March 31, 2013 were as follows (amounts in thousands):

Derivative Instruments:	March 31, 2014	March 31, 2013
Foreign currency exchange contracts	$36,585	$27,204
Metals contracts	6,261	5,610
CFD contracts	4,204	2,499
Total	$47,050	$35,313
Property and Equipment
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	March 31, 2014	December 31, 2013
Software	$28,797	$25,913
Computer equipment	6,874	6,649
Leasehold improvements	6,562	6,560
Telephone equipment	721	714
Office equipment	2,100	1,994
Furniture and fixtures	1,122	1,108
Web site development costs	646	626
	46,822	43,564
Less: Accumulated depreciation and amortization	(29,849)	(26,446)
Property and equipment, net	$16,973	$17,118
As mentioned in Note 1 above, in March, 2014, the Company purchased controlling interests in Global Assets Advisors, LLC ("GAA") and Top Third Ag Marketing LLC ("TT"); in September 2013, the Company purchased all of the outstanding share capital of GFT.
The preliminary purchase price allocations to property and equipment are detailed below in Note 5, “Acquisition”.
Depreciation and amortization expense for property and equipment was $2.7 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. In the three months ended March 31, 2014, $1.2 million was included in integration costs.
Intangible Assets
The Company's various finite-lived intangible assets consisted of the following as of (amounts in thousands):

	March 31, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer list[1]	$18,873	$(4,392)	$21,556	$(13,594)
Technology	26,960	(1,611)	26,930	(910)
Trademark	1,010	(173)	650	(173)
Non-compete agreement[1]	103	(96)	1,859	(1,852)
	$46,946	$(6,272)	$50,995	$(16,529)
1. Fully amortized intangible assets have been removed from both the cost and accumulated amortization columns at March 31, 2014.
As mentioned in Note 1 above, in March 2014, the Company purchased controlling interests in GAA and TT; in September 2013, the Company purchased all of the outstanding share capital of GFT.
The preliminary purchase price allocations to intangible assets are detailed below in Note 5, “Acquisition”.
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
Amortization expense for the purchased intangibles was $1.0 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.
Goodwill
Goodwill is calculated as the difference between the cost of acquisition and the fair value     of the net identifiable assets of an acquired business. As of March 31, 2014 and December 31, 2013, the Company had recorded goodwill of approximately $26.1 million and $14.2, respectively.
Goodwill increased $5.5 million as a result of the GAA acquisition, $4.7 million as a result of the TT acquisition, and $6.2 million as a result of the acquisition of GFT. The $6.2 million arising from the GFT acquisition was adjusted from the amount reported at December 31, 2013, as part of preliminary purchase accounting.
Other Assets
Other assets consisted of the following as of (amounts in thousands):

	March 31, 2014	December 31, 2013
Vendor and security deposits	$3,765	$3,344
Current tax receivable	8,354	4,547
Deferred tax assets	6,342	4,922
Investment in Kapitall, Inc.	50	50
Indemnification asset	8,596	8,596
GTX Trade Receivables	5,803	4,704
Miscellaneous receivables	2,913	2,446
	$35,823	$28,609

The Company has recorded a liability of $5.4 million in Accrued expenses and other liabilities. This represents the Company's best estimate for the settlement of certain liabilities that were incurred as a result of ordinary course of operations in GFT prior to its acquisition. $3.2 million of these liabilities have been settled between acquisition date and March 31, 2014. The actual amount required to settle the remaining liabilities may vary from this estimate.

Under the terms of the acquisition of GFT, the selling stockholder of GFT has agreed to indemnify the Company for these liabilities that are expected to be settled after September 24, 2013. Based on the Company's best estimate of the amounts necessary to settle such liabilities, the Company recorded an indemnification asset of $8.6 million at March 31, 2014. This is included within Other current assets in the preliminary purchase price allocation of GFT, refer to note 5.

4. RELATED PARTY TRANSACTIONS
Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company, which are recorded in Payables to customers, brokers, dealers, FCMs and other regulated entities on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $3.2 million and $3.0 million at March 31, 2014 and December 31, 2013, respectively.

5. ACQUISITIONS

Global Assets Advisors, LLC

In March, 2014, the Company acquired a 55% interest in GAA. The purchase price was $5.5 million. This acquisition was made to strengthen the Company's futures business.

The preliminary purchase price was derived as follows (amounts in thousands):

Cash	$4,270
Common Stock issued	1,241
Total purchase price	$5,511
The preliminary purchase price of GAA was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Non-controlling interest	$4,509

Cash and cash equivalents acquired	$934
Receivable from brokers	438
Property and equipment	184
Prepaid assets	157
Other current assets	3
Total tangible assets	1,716
Total liabilities assumed	561
Net assets	1,155
Identifiable intangible assets:
Customer list	3,100
Trade name	270
Intangible assets, net	3,370
Goodwill	$5,495

The foregoing purchase price allocation is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, property and equipment, contingent liabilities and income taxes and will be finalized after the data necessary to complete the analyses of fair values of assets and liabilities is obtained and analyzed.

Top Third Ag Marketing LLC

In March, 2013, the Company acquired a 55% interest in TT. The purchase prices was $4.7 million. This acquisition was made as part of the Company's strategy to diversify its revenue base.

Cash	$3,178
Funds payable	1,571
Total purchase price	$4,749

The preliminary purchase price of TT was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Non-controlling interest	$3,886

Cash and cash equivalents acquired	$13
Receivable from brokers	300
Total tangible assets	313
Total liabilities assumed	364
Net assets	(51)
Identifiable intangible assets:
Customer list	3,900
Trade name	90
Intangible assets, net	3,990
Goodwill	$4,696

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

The preliminary purchase price of GFT, which has been updated since December 31, 2013, was derived as follows (amounts in thousands):

Cash	$40,000
Payment for excess cash adjustment	2,160
Loan payable	33,200
Common Stock issued	34,771
Total purchase price	$110,131
The preliminary purchase price was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Cash and cash equivalents acquired	$15,781
Cash and cash equivalents held for customers acquired	228,419
Receivable from brokers	61,028
Property and equipment	7,515
Other current assets	15,002
Total tangible assets	327,745
Total liabilities assumed	252,258
Net assets	75,487
Consideration less net assets	34,644
Identifiable intangible assets:
Software	25,300
Customer relationships	3,150
Intangible assets, net	28,450
Goodwill	$6,194
The foregoing purchase price and its allocation are preliminary. The final allocation will be based on final analyses of identifiable intangible assets, property and equipment, contingent liabilities and income taxes and will be finalized after the data necessary to complete the analyses of fair values of assets and liabilities is obtained and analyzed.

Pro Forma Information:
The following unaudited pro forma operating data is presented as if the acquisition of GFT had occurred on January 1, 2013. The unaudited pro forma data does not include the impact of forecasted operating expense synergies
The unaudited pro forma data is provided for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the Company and GFT operated as a combined entity for the periods presented.
Unaudited pro forma income statement line items for the three months ended March 31, 2013 were as follows (amounts in thousands):

For the Three Months Ended March 31,
2013
REVENUE:
Total non-interest revenue	82,054
Interest revenue	202
Interest Expense	110
Total net interest revenue	92
Net revenue	82,146
EXPENSES:
Depreciation and amortization	2,137
Purchased intangible amortization	1,426
Other expense items	75,062
Total	78,625
INCOME BEFORE INCOME TAX EXPENSE	3,521
Income tax expense	1,320
Net income	$2,201

Restructuring

The Company incurred Restructuring expenses, which reflected the cost of reducing global headcount following the GFT acquisition.
These expenses are recorded in Restructuring expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

For the Three Months Ended March 31,
2014
Restructuring liability as of January 1, 2014	$584
2014 restructuring expenses	359
Payments made in 2014	468
Liability as of March 31, 2014	$475

6. NON-CONTROLLING INTEREST

Non-controlling interests
In March 2014, the Company acquired controlling interests in GAA and TT. The Company purchased 55% of each entity, and the respective sellers maintained a 45% interest in each entity. The 45% interests are redeemable at prices determined by applying a contractually agreed upon formula to the respective acquired company's financial results. The Company owns immediately vested call options to purchase the remaining interests in each company. The minority owners hold put options, which vest in 2017 or upon the occurrence of certain events, to compel the Company to purchase the remaining interests.

The non-controlling interests are not classified as liabilities, because redemption is not mandatory or at fixed prices. They are not classified as equity, because their redemption is not exclusively in the Company's control. Therefore, the non-controlling interests are held in temporary equity in the Condensed Consolidated Balance Sheets.

The non-controlling interests' carrying value is determined by the Company's purchase prices and the non-controlling interests' share of the Company's subsequent net income. This value is benchmarked against the redemption value of the sellers' put options. The carrying value is adjusted to the latter, provided that it does not fall below the initial carrying values, as determined by the Company's purchase prices allocation. The Company has made a policy election to reflect any changes caused by such an adjustment in retained earnings, rather than in current earnings. The Company recorded no such adjustment for the three months ended March 31, 2014.

The table below reflects the non-controlling interests effects on the Company's financial statements:

Redeemable non-controlling interests
December 31, 2013	—
Non-controlling interests related to 2014 acquisitions	8,395
Net income attributable to non-controlling interests	38
March 31, 2014	8,433

7. CONVERTIBLE SENIOR NOTES
Convertible Senior Notes due 2018
On November 27, 2013, the Company issued $80.0 million aggregate principal amount of its 4.125% Convertible Senior Notes maturing on
December 1, 2018. The Company received net proceeds of $77.9 million, after deducting the initial purchasers' discount. The
Convertible Notes pay interest semi-annually on June 1 and December 1 at a rate of 4.125% per year, commencing June 1,
2014.

Under ASC 470, an entity must separately account for the liability and equity components of a convertible debt instruments that may be settled entirely or partially in cash upon conversion. The separate accounting must reflect the issuer's economic interest cost.

The balances of the liability and equity components as of March 31, 2014, and December 31, 2013 were as follows, with amounts in thousands:

	March 31,	December 31,
	2014	2013
Liability component - principal	$80,000	$80,000
Deferred bond discount	(13,526)	(14,640)
Liability component - net carrying value	$66,474	$65,360

Additional paid in capital	$12,572	$12,572
Discount attributable to equity	(425)	(425)
Equity component	$12,147	$12,147

Interest expense related to the Convertible Senior Notes, included in Interest on borrowings in the condensed consolidated statements of operations was as follows, with amounts in thousands:

Three Months Ended
March 31,
2014
Interest expense - stated coupon rate	$825
Interest expense - amortization of deferred bond discount and costs	612
Total interest expense - convertible note	$1,437

8. SHARE BASED COMPENSATION
During the three months ended March 31, 2014, 0.4 million shares of restricted stock and approximately 0.1 million options to purchase common stock, valued at $3.7 million and $0.4 million, respectively, were granted to employees and non-employee members of the Board of Directors, compared to 0.8 million shares of restricted stock and 0.3 million options to purchase common stock, valued at $3.6 million and $0.6 million, respectively during the three months ended March 31, 2013.
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

	For the Three Months Ended March 31,
	2014	2013
Valuation Assumptions
Risk-free rate	1.4%	0.8%
Expected volatility	51.8%	48.8%
Expected term (years)	4.75	4.75
Dividend yield	2.0%	4.9%
9. EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, vested restricted stock units which are to be delivered as soon as administratively practicable on or after December 31, 2014, unvested restricted stock units and unvested restricted stock awards. Approximately 1.1 million and 0.6 million stock options were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2014 and the three months ended March 31, 2013, respectively, as they were anti-dilutive.
The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the Three Months Ended March 31,
	2014	2013
Net income applicable to GAIN Capital Holdings, Inc.	$1,638	$4,279
Adjustment(1)	—	(154)
Net income applicable to GAIN common shareholders	$1,638	$4,125
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	39,543,586	35,052,375
Effect of dilutive securities:
Stock options	956,445	851,451
RSUs/RSAs	2,127,597	1,427,766
Diluted weighted average common shares outstanding	42,627,628	37,331,592
Earnings per common share
Basic	$0.04	$0.12
Diluted	$0.04	$0.11

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
Litigation
On February 16, 2012, the Company received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with the Company and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on the Company, the claimants requested, and the Company agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. The Company submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012 the Company received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. The Company subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to the Company's motion on June 2, 2013 and subsequently the Company filed a response to this answer on July 15, 2013. A hearing was held on the Company's application for strike out and/or summary judgment on September 18 and 19, 2013.  After the hearing, the judge asked the claimants to respond in writing to his additional questions from the hearing.  The complaints had until October 11, 2013 to provide answers and the Company was given until November 1, 2013 to respond.  On February 26,

2014, the judge denied the Company's motion for strike out/ summary judgment. The Company can provide no assurances that this matter will be successfully resolved. This matter is currently pending. As of the date of this report, a potential loss or a potential range of loss cannot be reasonably estimated.

Through the Company's acquisition of OEC, the Company became the subject of a patent infringement lawsuit originally filed against OEC on February 9, 2010 in the U.S. District Court for the Northern District of Illinois by Trading Technologies International, Inc. seeking injunctive relief and unspecified damages. As reflected in a Second Amended Complaint filed on June 15, 2011, plaintiff alleges infringement of 12 patents relating to real-time display of price quotes and market depth on OEC's electronic trading interfaces. The case was consolidated with 11 related cases in February 2011, and the parties have exchanged infringement, non-infringement and invalidity contentions for several of the disputed patents. In June 2011, the court stayed discovery to allow summary judgment briefing on the ramifications of a recent Federal Circuit decision. On February 9, 2012, the court issued an order, which granted defendants' motions for summary judgment, resulting in a substantial narrowing of the scope of plaintiff's claims. Plaintiff filed a motion for reconsideration of that ruling on March 8, 2012. Plaintiff also filed a motion for certification of judgment for interlocutory appeal. The court denied plaintiff's motion for reconsideration but granted plaintiff's motion for certification of judgments of patent invalidity with respect to four of the asserted patents. On August 30, 2013, the Federal Circuit issued its opinion vacating and remanding the court's judgment of patent invalidity regarding four of the asserted patents. On remand, defendants renewed their motion for summary judgment of patent invalidity. In April 2014, the court deferred its consideration of defendants' renewed motion for summary judgment and signaled its intent to re-start the litigation by requesting that the parties submit a proposed pre-trial schedule. Plaintiff's complaint does not specify the amount of damages sought. As of the date of this report, a potential loss or a potential range of loss cannot be reasonably estimated.

11. INCOME TAXES
The Company’s provision for income taxes was approximately $0.4 million and $0.9 million for the three months ended March 31, 2014 and the three months ended March 31, 2013, respectively. These amounts reflect effective tax rates of 20.7% and 16.9%, respectively. The Company's effective tax rate of 20.7% for the three months ended March 31, 2014 reflects the Company's estimate of the annual effective tax rate adjusted for certain discrete items. For the three months ended March 31, 2014 there was a $0.6 million reduction in the provision for income taxes resulting from the conclusion of a NJ State tax audit.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Condensed Consolidated Balance Sheet.

12. REGULATORY REQUIREMENTS
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of March 31, 2014 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GFT Global Markets UK Ltd.	$10.8	$47.6	$36.8	442%
GAIN Capital Group, LLC	24.7	35.4	10.7	143%
GAIN Capital-Forex.com U.K., Ltd.	28.8	35.7	6.9	124%
Forex.com Japan Co., Ltd.	3.1	9.2	6.1	297%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.8	1.9	197%
GFT Global Markets Asia Pte., Ltd.	—	2.0	2.0	—%
Global Futures & Forex, Ltd.	1.0	7.0	6.0	700%
GAIN Capital Forex.com Australia, Pty. Ltd.	0.9	2.7	1.8	297%
GAIN Capital-Forex.com Canada Ltd.	0.2	1.7	1.5	736%
GAIN Capital Securities, Inc.	0.1	0.5	0.4	966%
GAIN Global Markets, Inc.	0.1	0.3	0.2	306%
Global Assets Advisors, LLC	0.1	0.2	0.1	174%
Total	$71.7	$146.1	$74.4	204%
As compared to amounts reported in the Company’s Annual Report on Form 10-K filed on March 17, 2014, regulatory requirements decreased approximately $12.5 million, primarily related to due capital charges at the Company's UK regulated affiliates.
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
14. SUBSEQUENT EVENTS
In May 2014, the Company announced the payment of a $0.05 dividend per share of Common Stock payable on June 20, 2014 to stockholders of record on June 12, 2014.
On April 7, 2014, the Company announced that it had entered into an agreement to acquire Galvan Research and Trading Limited, a UK CFD advisory business. The closing of the transaction is subject to regulatory approval and customary closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN”, the “Company”, “our”, “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. Our fiscal quarter ended on March 31, 2014.
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that we “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include those set forth in the section entitled “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and discussed elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described therein and herein are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair the business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

OVERVIEW

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. We service retail and institutional customers in more than 180 countries worldwide and conduct business from our offices in New York, New York: Bedminster, New Jersey; Chicago, Illinois: Powell, Ohio; Grand Rapids, Michigan; London, England; Tokyo, Japan; Sydney, Australia; Beijing, China; Hong Kong and Singapore.

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

Market Overview

Overall market conditions were challenging during the three months ended March 31, 2014.  During this period, volatility in several of the major currencies decreased and reached 5-year lows, and trading in these currencies generally occurred within narrow price ranges.  In general, lower levels of market volatility negatively impact our ability to generate revenue on trading volumes in our retail OTC business.  To a lesser degree, we believe these market conditions decreased client engagement in our institutional and exchange-traded futures businesses.  Notwithstanding the challenges we faced during the first quarter in terms of financial results, most of our key operating metrics experienced strong growth, which we believe is a positive indicator of our ability to generate increased trading revenues when market conditions improve.

Global Asset Advisors, LLC and Top Third Ag Marketing LLC Acquisitions

On March 7, 2014, we entered into a Membership Interest Purchase Agreement (the "GAA Agreement") with Global Asset Advisors, LLC ("GAA"), Lucky Good Dog, L.L.C. ("LGD"), Glenn A. Swanson and Andrew W. Daniels (as sellers' representative). On March 21, 2014, upon the terms and subject to the conditions set forth in the GAA Agreement, we purchased 55% of the outstanding membership interests in GAA from LGD and Mr. Swanson (collectively, the "GAA Sellers") for an aggregate purchase price consisting of (i) $4,420,240 in cash and (ii) 116,801 shares of the Company's common stock. The purchase price is subject to upwards or downwards adjustment based on GAA's working capital and cash at the closing date. Under the terms of the GAA Agreement, LGD and Mr. Swanson are also entitled to receive, for a period of seven years after the closing of the acquisition, annual payments of a portion of the net interest earned on the assets of clients of GAA at the time of the closing. Under the terms of the Amended and Restated Operating Agreement of GAA, which was executed at the closing of the acquisition, we have, for a period of six years after the closing, a call right to purchase the remaining membership interests in GAA for a price based on a multiple of GAA's trailing twelve month EBITDA. From the third anniversary through the sixth anniversary of the closing date, the GAA Sellers may put their remaining interests in GAA to us on the same terms.

Also on March 7, 2014, we entered into a Membership Interest Purchase Agreement (the "Top Third Agreement") with Top Third Ag Marketing LLC ("Top Third"), LGD, Mark Gold and Glenn A. Swanson. On March 21, 2014, upon the terms and subject to the conditions set forth in the Top Third Agreement, we purchased 55% of the outstanding membership interests in Top Third from LGD and Messrs. Gold and Swanson (collectively, the "Top Third Sellers") for an aggregate purchase price consisting of $4,749,289, a portion of which will be payable to Mr. Gold contingent upon satisfying certain requirements over the three year period following the closing date of the acquisition. The purchase price is subject to upwards or downwards adjustment based on Top Third's cash at the closing date. Under the terms of the Amended and Restated Operating Agreement of Top Third, which was executed on the closing of the acquisition, we have, for a period of six years after the closing, a call right to purchase the remaining membership interests in Top Third for a price based on a multiple of Top Third's trailing twelve month EBITDA. From the third anniversary through the sixth anniversary of the closing date, the Top Third Sellers may put their remaining interests in Top Third to us on the same terms.

Key Income Statement Line Items and Key Operating Metrics
The following table sets forth key financial metrics for our business for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
Net revenue	$75,784	$49,765
Net income applicable to Gain Capital Holdings, Inc.	$1,638	$4,279
Revenue
We generate revenue from trading revenue, commission revenue, other revenue and interest income.
Trading Revenue
Trading revenue is our largest source of revenue and has traditionally been primarily generated in our retail forex business. Trading revenue represented 62.1% of our total net revenue for the three months ended March 31, 2014 and 71.0% of our total net revenue for the three months ended March 31, 2013.

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

For the three months ended March 31, 2014, approximately 94% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our wholesale forex trading partners, and the remaining 6% of our average daily retail trading volume consisted of our net exposure, compared to average daily retail trading volume hedged of approximately 98% for the three months ended March 31, 2013.
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

Commission Revenue
Commission revenue has historically been comprised of revenue from our GTX business, revenue from our futures business, and revenue from GAIN Securities, our securities business. In October 2013, GAIN Securities transferred substantially all of its customer accounts to TradeKing, LLC.  As a result of acquiring GFT in September 2013, we have also realized commission revenue from the sales trader business acquired from GFT.  Our sales traders offer high-touch trading services to high net worth individuals.

The businesses discussed above generally generate revenue by earning a commission on each transaction, which is recorded under commission revenue. On a volume basis, the revenue generated by our commission business is typically lower than that of our trading business.

Other Revenue
Other revenue is comprised of account management, transaction and advisory fees; inactivity and training fees charged to customer accounts; foreign currency transaction gains and losses; and other miscellaneous items from each of our businesses.

Net Interest Revenue / Expense
Net interest revenue/expense consists primarily of the revenue generated by our cash and customer cash held by us at banks and on deposit as collateral with our wholesale forex trading partners, less interest expense on our Convertible Senior Notes.
Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term U.S. government securities or treasury bills. Such deposits and investments earned interest at an average effective rate of approximately 0.1% for the three months ended March 31, 2014 and 2013. Interest paid to customers varies among customer accounts primarily due to the net value of a customer account. From time to time, we also make available interest promotions pursuant to which we may pay certain customers higher levels of interest than that which is paid to other customers. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest expense was $1.1 million for the three months ended March 31, 2014. There was no net interest in the three months ended March 31, 2013.
Expenses
Our expenses are principally comprised of employee compensation and benefits, selling and marketing, referral fees, trading expenses and other expenses.

In an effort to align the presentation of expenses with competitors in the industry in order to enable easier comparisons, we have presented commissions paid to employees, previously presented in "Trading expenses and commissions" under "Employee compensation and benefits." Additionally, we have presented compensation paid to our white label partners and introducing brokers, which was also previously presented in "Trading expenses and commissions," under the new caption of "Referral fees." The remaining items that were previously presented in "Trading expenses and commissions", including exchange fees, fees for news services and prime broker fees, are now presented under a new caption, "Trading expenses." These changes in presentation had no effect on the total expenses.

Employee Compensation and Benefits
Employee compensation and benefits includes salaries, commissions, bonuses, stock-based compensation, contributions to benefit programs and other related employee costs.

Selling and Marketing
Our marketing strategy employs a combination of direct online marketing and focused branding programs, with the goal of raising awareness and cost-effectively acquiring customers for our products and services. For the three months ended March 31, 2014, selling and marketing expense was $6.1 million, compared to $5.4 million for the three months ended March 31, 2013.
Referral Fees
Referral fees consists of compensation paid to our white label partners and introducing brokers. We generally provide white label partners with the platform, systems, and back-office services necessary for them to offer trading services to their customers. Introducing brokers identify and direct trading customers to us. White labels and introducing brokers market to and locate customers, while providing us with trade flow.
Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from their customers.  Our indirect business accounted for 48.0% of retail trading volume in the three months ended March 31, 2014 and 34.8% for the three months ended March 31, 2013.

Trading expenses
Trading expenses consists of exchange fees paid to stock exchanges and other third-parties for exchange market data that we provide to our customers or use to create our own derived data products, as well as fees for news services and fees paid to prime brokers in connection with our institutional GTX business and futures business.

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

Communications and Technology
Communications and technology consists of communications fees, product development, software and maintenance expenses.

Bad debt provision
Bad debt provision represents the amounts estimated for the uncollectibility of certain outstanding balances during the period.

Restructuring Expenses
For the three months ended March 31, 2014, we incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with ASC 420 and ASC 712.

Acquisition Expenses
For the three months ended March 31, 2014, we incurred acquisition related expenses, which included non-recurring costs, such as legal, accounting, valuation and other costs specified in ASC 805. These costs are expensed as incurred.

Integration Expenses
For the three months ended March 31, 2014, we incurred integration expenses, which are non-recurring acquisition related costs that do not meet the definition of acquisition costs specified in ASC 805. These costs include retention bonuses paid to employees and the cost of retiring redundant assets.
Operating Metrics
The following table sets forth key operating metrics for our business for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
Retail
Funded Accounts	134,685	100,016
Active OTC Accounts	97,253	62,595
Futures Contracts	1,609,796	1,282,066
OTC Trading Volume (billions)	$566.3	$431.8
OTC Average Daily Volume (billions)	$9.0	$6.7
Client Assets (millions)	$805.9	$456.9
Institutional
Institutional Trading Volume (billions)	$1,348.4	$889.9
Institutional Average Daily Volume (billions)	$21.4	$13.9

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

For the three months ended March 31, 2014 and March 31, 2013, no single retail customer accounted for more than 2.0% of our retail trading volume for the period.

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

Futures Contracts
Futures contracts represent the total number of contracts transacted by customers of our futures division.

OTC Trading Volume
OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our retail customers. Approximately 29.6% of our customer trading volume for the three months ended March 31, 2014 was generated by our retail businesses, compared to 32.7% for the three months ended March 31, 2013, respectively.

Average Daily Volume
Average daily volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our customers in a given period divided by the number of trading days in the given period.

Client Assets
Client assets represent amounts due to clients, including customer deposits and unrealized gains or losses arising from open positions.
Institutional Trading Volume
Trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our institutional customers. Approximately 70.4% of our customer trading volume for the three months ended March 31, 2014, respectively, was generated by our institutional trading business, compared to 67.3% for the three months ended March 31, 2013.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended March 31,
	(amounts in thousands)
	2013	2012
REVENUE:
Trading revenue	$47,050	$35,313
Commission revenue	29,800	10,833
Other revenue	83	3,608
Total non-interest revenue	76,933	49,754
Interest revenue	363	118
Interest expense	1,512	107
Total net interest (expense) / revenue	(1,149)	11
Net revenue	$75,784	$49,765
Our total net revenue increased $26.0 million, or 52.3%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.
Trading revenue increased $11.7 million, or 33.2%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The increase was primarily attributable to our acquisition of GFT in September 2013, partially offset by decreased retail revenue capture resulting from challenging trading conditions during the quarter ended March 31, 2014, with currency volatility levels reaching 5-year lows.
Commission revenue increased $19.0 million, or 175.1%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The increase was due to an additional $2.7 million from our GTX business, as well as an increase of $1.7 million from our futures business. Our sales trader business, acquired from GFT, contributed an additional $14.5 million.
Our other revenue decreased $3.5 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to the impact of foreign currency translation.

Expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Total expenses	$73,670	$44,625
As a percentage of net revenue	97.2%	89.7%
Our total expenses for the three months ended March 31, 2014 increased $29.0 million, or 65.1%, compared to the three months ended March 31, 2013. The increase is primarily due to the impact of including GFT's business in our results for the three months ended March 31, 2014. We acquired GFT in September 2013 and its results, therefore, are not included for the three months ended March 31, 2013. The increase in expenses consisted primarily of an increase of $9.4 million in referral fees, an increase of $6.8 million in employee compensation and benefits, an increase of $2.6 million in trading expenses, an increase of $3.6 million in general and administrative expenses, an increase of $2.3 million in acquisition, restructuring and integration expense, an increase of $1.8 million in communications and technology expense and an increase of $1.1 million in depreciation expense.

Employee Compensation and Benefits

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Employee compensation and benefits	$21,842	$15,028
As a percentage of net revenue	28.8%	30.2%
Employee compensation and benefits expenses increased $6.8 million, or 45.3%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Salaries and benefits (excluding commissions and bonus) increased $4.7 million for the three months ended March 31, 2014, primarily due to the GFT acquisition. Commissions increased $3.0 million during that period, primarily due to our sales trader business, acquired from GFT, as well as increased performance in our GTX business. Bonus expenses decreased $0.9 million due to the results of operations compared to the prior year period.
Referral fees

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Referral fees	$19,640	$10,186
As a percentage of net revenue	25.9%	20.5%
Referral fees for the three months ended March 31, 2014 increased $9.5 million, or 92.8%, compared to the three months ended March 31, 2013. The increase was the result of greater customer trading volume directed to us by our white label partners and introducing brokers, primarily due to partner relationships acquired as part of the GFT acquisition. Our indirect business accounted for 48.0% of retail trading volume in the three months ended March 31, 2014, as compared to 34.8% for the three months ended March 31, 2013. As a result of our acquisition of GFT, we expect that our indirect business will account for an increased percentage of our retail trading volume in future periods.

Trading expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Trading expenses	$6,307	$3,790
As a percentage of net revenue	8.3%	7.6%
Trading expenses for the three months ended March 31, 2014 increased $2.5 million, or 66.4%, compared to the three months ended March 31, 2013. The increase in trading expense consisted primarily of increased exchange fees for our retail business resulting from greater trading volume following the acquisition of GFT. Exchange fees are fees paid to stock exchanges and other third-parties for exchange market data that we provide to our customers or use to create our own derived data products. Clearing and exchange fees associated with our GTX and futures businesses increased $0.5 million for the three months ended March 31, 2014 as compared to the comparable period in 2013.
Communications and technology

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Communications and technology	$3,994	$2,235
As a percentage of net revenue	5.3%	4.5%
Communications and technology expenses for the three months ended March 31, 2014 increased $1.8 million, or 79%, compared to the three months ended March 31, 2013. The increase was principally attributable to the acquisition of GFT.
General and Administrative

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
General and administrative	$9,207	$5,510
As a percentage of net revenue	12.1%	11.1%
General and administrative expenses for the three months ended March 31, 2014 increased $3.7 million, or 67.1%, compared to the three months ended March 31, 2013. This increase was principally due to an increase of $1.4 million in bank fees, primarily attributable to an increase in customer activity and accounts acquired in the GFT transaction, a $0.9 million increase in occupancy and equipment, primarily due to the additional locations acquired in the GFT transaction, and a $0.5 million increase in professional fees.

Selling and Marketing Expense

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Selling and marketing	$6,116	$5,440
As a percentage of net revenue	8.1%	10.9%
Selling and marketing expenses for the three months ended March 31, 2014 increased $0.7 million compared to the three months ended March 31, 2013. The increase is primarily a result of legacy GFT marketing contracts.

Purchased Intangible Amortization

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Purchase intangible amortization	$1,039	$636
As a percentage of net revenue	1.4%	1.3%
Purchased intangible amortization for the three months ended March 31, 2014 increased $0.4 million, or 63.4%, compared to the three months ended March 31, 2013. This increase was primarily due to an increase in amortization relating to the acquisition of GFT.
Depreciation and Amortization

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Depreciation and amortization	$2,710	$1,613
As a percentage of net revenue	3.6%	3.2%
Depreciation and amortization for the three months ended March 31, 2014 increased $1.1 million, or 68.0%, compared to the three months ended March 31, 2013. The increase was principally attributable to the acquisition of GFT.
Acquisition Expense

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Acquisition expense	$426	$—
As a percentage of net revenue	0.6%	—%
Acquisition expenses are costs directly attributable to the acquisitions in 2014, primarily consisting of legal, accounting and other professional advisory fees.
Restructuring

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Restructuring	$359	$—
As a percentage of net revenue	0.5%	—%
Restructuring expenses reflect severance payments and related expenses that arose in connection with headcount reductions initiated in the year ended December 31, 2013.
Integration

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Integration	$1,450	$—
As a percentage of net revenue	1.9%	—%

Integration expenses relate to retention payments to GFT employees and accelerated amortization of assets acquired in the GFT transaction.

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations, the issuance of debt and equity securities, including the Convertible Senior Notes that we issued in the fourth quarter of 2013, and access to secured lines of credit. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. We expect that our capital expenditures for the next 12 months will be consistent with our historical annual spend.

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
As a holding company, nearly all of our funds from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. The following table shows the amount of cash held by our non-U.S. operating subsidiaries and the level of undistributed earnings (amounts in thousands) at March 31, 2014:

Entity Name	Cash	Undistributed Earnings
GAIN Capital-Forex.com U.K., Ltd.	$429,091	61,161
Forex.com Japan Co., Ltd.	53,938	-
GAIN Capital Forex.com Australia, Pty. Ltd.	31,140	-
GFT Global Markets UK Ltd.	30,956	55,089
GFT Global Markets Asia Pte., Ltd.	9,681	-
GAIN Capital-Forex.com Hong Kong, Ltd.	3,988	-
GAIN Capital-Forex.com Canada Ltd.	3,590	-
GAIN GTX Singapore Pte. Ltd.	314	40
GAIN Capital-Forex.com Singapore Ltd.	222	-
GAIN Global Markets, Inc.	69	-
Island Traders (Cayman) Limited	8	-
Total	$562,997	$116,290
At March 31, 2014, as reflected in the table above, we had approximately $116.3 million of undistributed earnings of our foreign subsidiaries indefinitely invested outside the United States. These earnings are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. No provision has been made for U.S. taxes that would arise if these earnings were repatriated to the United States. If these earnings had been repatriated into the United States as of March 31, 2014, in the form of dividends or otherwise, the Company would have been subject to additional income taxes of approximately $7.2 million.
Some of our operating subsidiaries are subject to requirements of various regulatory bodies, including the CFTC and NFA in the United States, the Financial Conduct Authority in the United Kingdom, the Japan Ministry of Economy, Trade and Industry, the Financial Services Agency and the Japan Ministry of Agriculture, Forestry and Fisheries in Japan, the Securities and Futures Commission in Hong Kong, the Australian Securities and Investments Commission in Australia, and the Cayman Islands Monetary Authority in the Cayman Islands, relating to liquidity and capital standards, which limit funds available for the payment of dividends to GAIN Capital Holdings, Inc. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GAIN Capital Group, LLC’s net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.
As compared to amounts reported in our Annual Report on Form 10-K ,filed on March 17, 2014, regulatory requirements decreased approximately $12.5 million, primarily due to reduced capital charges at our UK regulated affiliates.

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of March 31, 2014 and the actual amounts of capital that were maintained on that date (amounts in millions):

	Minimum Regulatory	Capital Levels	Excess Net
Entity Name	Capital Requirements	Maintained	Capital
GFT Global Markets UK Ltd.	$10.8	$47.6	$36.8
GAIN Capital Group, LLC	24.7	35.4	10.7
GAIN Capital-Forex.com U.K., Ltd.	28.8	35.7	6.9
Forex.com Japan Co., Ltd.	3.1	9.2	6.1
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.8	1.9
GFT Global Markets Asia Pte., Ltd.	—	2.0	2.0
Global Futures & Forex, Ltd.	1.0	7.0	6.0
GAIN Capital Forex.com Australia, Pty. Ltd.	0.9	2.7	1.8
GAIN Capital-Forex.com Canada Ltd.	0.2	1.7	1.5
GAIN Global Markets, Inc.	0.1	0.3	0.2
GAIN Capital Securities, Inc.	0.1	0.5	0.4
Global Assets Advisors, LLC	0.1	0.2	0.1
Total	$71.7	$146.1	$74.4

Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC, is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements. Sections 11 and 12. Under applicable provisions of these regulations, Gain Capital Group, LLC is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin, or $20,000,000, plus 5% of all liabilities owed to customers exceeding $10,000,000. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets primarily consist of cash and cash equivalents reported on our balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of March 31, 2014, GAIN Capital Group, LLC had net capital of approximately $35.4 million and net capital requirements of $24.7 million. As of March 31, 2014, the excess net capital of GAIN Capital Group, LLC was $10.7 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements.

In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. A number of significant provisions contained in the law affect, or will affect once implementing regulations are adopted by the appropriate federal agencies, our business.  Among other things, the Dodd-Frank Act provides for additional regulation of swaps and security-based swaps, including some types of foreign exchange and metals derivatives in which we engage. The Dodd-Frank Act requires the registration of swap dealers with the CFTC and imposes significant regulatory requirements on swap dealers. Effective February 27, 2013, GAIN GTX, LLC, became registered with the CFTC and NFA as a swap dealer. Certain of our other subsidiaries may be required to register, or may register voluntarily, as swap dealers. Swap dealers are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including adherence to risk management policies, supervisory procedures, trade record and real time reporting requirements as well as proposed rules for new minimum capital requirements. The specific parameters of these swap dealer requirements are being developed by the CFTC and other regulators. The full impact of the regulation on GAIN GTX and any other of our subsidiaries that register as a swap dealer remains unclear. It is likely, however, that these entities will face increased costs due to the registration and regulatory requirements listed above. Complying with the proposed regulation of swap dealers could require us to restructure our businesses, require extensive systems changes, require personnel changes or raise additional potential liabilities and regulatory oversight. Compliance with swap-related regulatory capital requirements may require us to devote more capital to our GTX business. The increased costs associated with compliance, and the changes that will be required in our OTC and clearing businesses, may adversely impact our results of operations, cash flows, or financial condition.
We are required to maintain cash on deposit with our wholesale forex trading partners in order to conduct our hedging activities. As of March 31, 2014, we posted $211.4 million in cash with wholesale forex trading partners, of which $123.4 million was required as collateral pursuant to our agreements for holding securities positions with such institutions, with $85.3 million representing the available cash in excess of required collateral. As of March 31, 2014, total client assets were $805.9 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from our clients’ open positions.
The table set forth below provides information regarding our total available liquidity as of March 31, 2014 and as of December 31, 2013. We use this non-GAAP measure to evaluate our business operations and our ability to continue to grow through acquisitions (amounts in millions):

	As of March 31, 2014	As of December 31, 2013
Cash & cash equivalents	$40.0	$39.9
Cash & securities held for customers	805.9	739.3
Short term investments(1)	0.8	0.8
Receivable from banks & brokers(2)	211.4	227.6
Total operating cash	1,058.1	1,007.6
Less: Cash & securities held for customers	805.9	(739.3)
Net operating cash	252.2	268.3
Less: Minimum regulatory capital requirements	(71.7)	(85.7)
Convertible Senior Notes(3)	(80.0)	(80.0)
Free cash available(4)	100.5	102.6

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

(3)	The note payable amount reflects the aggregate principal amount of the notes outstanding, rather than solely the debt portion that is carried on our consolidated balance sheets at March 31, 2014.

(4)	Does not reflect reduction for current liabilities of $67.2 million and $72.1 million at March 31, 2014 and December 31, 2013, respectively.

Convertible Senior Notes

On November 27, 2013, we issued $80 million aggregate principal amount of our 4.125% Convertible Senior Notes due 2018 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the note offering were approximately $77.2 million, after deducting discounts and commissions to the initial purchasers and estimated offering expenses payable by the company.
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
In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and was reflected as a liability in our consolidated balance sheet in an amount equal to the fair value, which, as of March 31, 2014, was $67.4 million. The equity component of the notes is included in the additional paid-in capital section of our stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of March 31, 2014, was $12.6 million. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of non-cash interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our consolidated income statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the debt discount and the notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
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
Cash Flow
The following table sets forth a summary of our cash flow for the three months ended March 31, 2014 and the three months ended March 31, 2013 (amounts in thousands):

	For the Three Months Ended March 31,
	2014	2013
Cash provided by/(used for) operating activities	$10,095	$(32,232)
Cash used for investing activities	(9,602)	(1,040)
Cash (used for)/provided by financing activities	(853)	7,958
Effect of exchange rate changes on cash and cash equivalents	465	556
Increase/(Decrease) in cash and cash equivalents	$105	$(24,758)
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
Our largest operating expenses are employee compensation and benefits and referral fees. Employee compensation and benefits include salaries, bonuses and other employee related costs. Referral fees consist primarily of compensation paid to our white label partners and introducing brokers.

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
Cash provided by operating activities was $10.1 million for the three months ended March 31, 2014, compared to cash used by operating activities of $32.2 million for the three months ended March 31, 2013. The primary reason for the increase in cash provided by operating activities was a decrease in receivables from bank and brokers of $16.8 million, offset by decreases of $6.7 million in accrued compensation and benefits, as well as $5.6 million in other assets.
Cash used for investing activities was $9.6 million for the three months ended March 31, 2014, compared to cash used by investing activities of $1.0 million for the three months ended March 31, 2013. The increase in cash used was primarily a result of $4.3 million used to purchase GAA and $3.2 million used to purchase TT.

Cash used by financing activities was $0.9 million for the three months ended March 31, 2014, compared to cash provided by financing activities of $8.0 million for the three months ended March 31, 2013. The decrease in cash provided by financing activities results from a $10.0 million drawdown on our revolving credit line in 2013.
Capital Expenditures
Capital expenditures were $3.2 million for the three months ended March 31, 2014, compared to $1.0 million for the three months ended March 31, 2013. Capital expenditures for both periods primarily related to the development of our trading platforms and websites.
Contractual Obligations
For the three months ended March 31, 2014, there were no significant changes to our vendor or operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance-Sheet Arrangements
At March 31, 2014 and December 31, 2013, we did not have any off-balance-sheet arrangements.
Critical Accounting Policies and Estimates
Our Unaudited Condensed Consolidated Financial Statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on the information currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur periodically could materially impact the financial statements. While our significant accounting policies are described in more detail in the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, we believe the following accounting policies to be critical to the estimates and assumptions used in the preparation of our Unaudited Condensed Consolidated Financial Statements.
Revenue Recognition

Revenue is recognized at trade-date.

Retail revenue is determined by the change in the price of the underlying. Unrealized gains or losses on positions revalued at prevailing rates (the difference between contract price and market price) at the date of the balance sheet are included in Receivables from brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities on the Consolidated Balance Sheet. Changes in net unrealized gains or losses are recorded in Trading revenue on the Unaudited Consolidated Statements of Operations and Comprehensive Income.

Commission revenue is determined by the volume of trades. Commission revenue is derived from our GTX business, our futures business and our sales trader business.

Income Taxes

Current income tax is calculated on the basis of the tax laws enacted or substantially enacted at the year end in the countries where we operate and generate taxable income.

Deferred income tax expenses are determined using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the consolidated financial statements and the income tax basis, using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in our Consolidated Statements of Operations and Comprehensive Income in the period of enactment. We routinely evaluate all deferred tax assets to determine the likelihood of their realization.

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

Business Combinations

In March 2014, we completed our acquisition of GAA and TT. We accounted for these transactions in accordance with accounting guidance for business combinations, which required identifying the acquirer, determining the acquisition date, determining the purchase price and determining fair values for assets and liabilities assumed, as well as calculating goodwill. We disclosed acquisition, restructuring, and integration expenses separately. Please see "Note 5 - Acquisitions" to our audited consolidated financial statements for more information.

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
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our consolidated financial statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customer’s cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents is held in cash and cash equivalents including cash at banks, deposits at wholesale trading partners, in money market funds that invest in short-term U.S. government securities and in United States and Canadian Imperial Bank of Commerce treasury bills. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of March 31, 2014, an immediate 100 basis point increase in short-term interest rates would result in approximately $10.9 million more in annual pretax income.
Foreign Currency Exposures
Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our earnings and assets. Entities that have assets and liabilities denominated in currencies other than the primary economic environment in which the entity operates are subject to re-translation.
We monitor our exchange rate exposure and may make settlements to reduce our exposure. We do not currently take proprietary directional market positions.
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
Credit Risk
Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. As a result, we require that each trade must be collateralized in accordance with our margin policies described below. Each customer is required to have minimum funds in their account for opening positions, which we refer to as the initial margin, and for maintaining positions, which we refer to as maintenance margin, depending on the product being traded. Margin requirements are expressed as a percentage of the customer’s total position in that product, and the customer’s total margin requirement is based on the aggregate margin requirement across all of the positions that a customer holds at any one moment in time. Each net position in a particular product is margined separately. Accordingly, we do not net across different positions, thereby following a fairly conservative margin policy. Our systems automatically monitor each customer’s margin requirements in real time.  We typically confirm that each of our customers has sufficient cash collateral in his or her account before we execute their trades, although we may execute trades for certain of our futures clients that are not fully collateralized if we are otherwise reasonably satisfied with their creditworthiness. If at any point in time a customer has “negative equity” because his or her trading position does not comply with the applicable margin requirement, the position may be automatically liquidated, partially or entirely, in accordance with our margin policies and procedures. This policy protects both us and the customer. The incidence of negative equity in customer accounts has been immaterial to our operations in the three months ended March 31, 2014, which we believe was attributable to our real-time margining and liquidation policies and procedures. Our margin and liquidation policies are set forth in our customer agreements.
We are also exposed to potential credit risk relating to the counterparties with which we hedge our trades and the financial institutions with which we deposit cash. We mitigate these risks by transacting with several of the largest financial institutions in the world. In the event that our access to one or more financial institutions becomes limited, our ability to hedge may be impaired.
Market Risk
Because we act as counterparty to our retail OTC customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of March 31, 2014, we maintained capital levels of $146.1 million, which represented approximately 2.0 times the capital we were required to hold under applicable regulations.
Cash Liquidity Risk
In normal conditions, our market making business of providing online forex trading and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currencies pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with nine financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds. Collateral on deposit ranged from $202.3 million to $239.2 million in the aggregate, during the three months ended March 31, 2014.
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
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For the three months ended March 31, 2014, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2013, filed on March 17, 2014. The following supplements and amends those discussions.

As previously disclosed, on February 16, 2012, we received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with us and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on us, the claimants requested, and we agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. We submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012, we received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. We subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to our motion on June 2, 2013 and subsequently we filed a response to this answer on July 15, 2013. A hearing was held on our application for strike out and/or summary judgment on September 18 and 19, 2013.  After the hearing, the judge asked the claimants to respond in writing to his additional questions from the hearing.  The complaints had until October 11, 2013 to provide answers and we were given until November 1, 2013 to respond.  On February 26, 2014, the judge denied our motion for strike out/summary judgment.  We can provide no assurances that this matter will be successfully resolved. This matter is currently pending. As of the date of this report, a potential loss or a potential range of loss cannot be reasonably estimated.
As previously disclosed, through our acquisition of OEC, we became the subject of a patent infringement lawsuit originally filed against OEC on February 9, 2010 in the U.S. District Court for the Northern District of Illinois by Trading Technologies International, Inc. seeking injunctive relief and unspecified damages. As reflected in a Second Amended Complaint filed on June 15, 2011, plaintiff alleges infringement of 12 patents relating to real-time display of price quotes and market depth on OEC's electronic trading interfaces. The case was consolidated with 11 related cases in February 2011, and the parties have exchanged infringement, non-infringement and invalidity contentions for several of the disputed patents. In June 2011, the court stayed discovery to allow summary judgment briefing on the ramifications of a recent Federal Circuit decision. On February 9, 2012, the court issued an order, which granted defendants' motions for summary judgment, resulting in a substantial narrowing of the scope of plaintiff's claims. Plaintiff filed a motion for reconsideration of that ruling on March 8, 2012. Plaintiff also filed a motion for certification of judgment for interlocutory appeal. The court denied plaintiff's motion for reconsideration but granted plaintiff's motion for certification of judgments of patent invalidity with respect to four of the asserted patents. On August 30, 2013, the Federal Circuit issued its opinion vacating and remanding the court's judgment of patent invalidity regarding four of the asserted patents. On remand, defendants renewed their motion for summary judgment of patent invalidity. In April 2014, the court deferred its consideration of defendants' renewed motion for summary judgment and signaled its intent to re-start the litigation by requesting that the parties submit a proposed pre-trial schedule. Plaintiff's complaint does not specify the amount of damages sought. As of the date of this report, a potential loss or a potential range of loss cannot be reasonably estimated.

ITEM 1A.	RISK FACTORS
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 describes the various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” There have been no material changes from the risk factors disclosed in that section of our Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities

On March 7, 2014, the Company entered into a Membership Interest Purchase Agreement (the "GAA Agreement") with Global Asset Advisors, LLC ("GAA"), Lucky Good Dog, L.L.C. ("LGD"), Glenn A. Swanson and Andrew W. Daniels (as sellers' representative). Upon the terms and subject to the conditions set forth in the GAA Agreement, the Company agreed to purchase 55% of the outstanding membership interests in GAA from LGD and Mr. Swanson (collectively, the "GAA Sellers"). On March 21, 2014, in connection with the closing of the transactions contemplated by the GAA Agreement, the Company issued an aggregate 116,801 shares of the Company's common stock to the GAA Sellers. The common stock was offered and sold in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
(b) Purchase of Equity Securities by the Issuer

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1
Membership Interest Purchase Agreement, dated as of March 7, 2014, by and among GAIN Capital Holdings, Inc., Global Asset Advisors, LLC, Lucky Good Dog, L.L.C., Glenn A. Swanson and Andrew W. Daniels (as sellers' representative)*

10.2	Membership Interest Purchase Agreement, dated as of March 7, 2014, by and among GAIN Capital Holdings, Inc., Top Third Ag Marketing LLC, Lucky Good Dog, L.L.C., Mark Gold and Glenn A. Swanson*
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*
Filed herewith. All exhibits and schedules have been removed from Exhibits 10.1 and 10.2 in accordance with Item 601(b) of Regulation S-K. A copy of any omitted exhibits or schedules will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2014	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2014	/s/ Jason Emerson
Jason Emerson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Membership Interest Purchase Agreement, dated as of March 7, 2014, by and among GAIN Capital Holdings, Inc., Global Asset Advisors, LLC, Lucky Good Dog, L.L.C., Glenn A. Swanson and Andrew W. Daniels (as sellers' representative)*

10.2	Membership Interest Purchase Agreement, dated as of March 7, 2014, by and among GAIN Capital Holdings, Inc., Top Third Ag Marketing LLC, Lucky Good Dog, L.L.C., Mark Gold and Glenn A. Swanson*
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*
Filed herewith. All exhibits and schedules have been removed from Exhibits 10.1 and 10.2 in accordance with Item 601(b) of Regulation S-K. A copy of any omitted exhibits or schedules will be furnished to the Securities and Exchange Commission upon request.