Form 10-Q/A
period 2014-03-31
GAIN Capital Holdings, Inc.
filed 2014-08-11
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q/A
Amendment No.1

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 8, 2014, the registrant had 41,196,167 shares of common stock, $0.00001 par value per share, outstanding.

EXPLANATORY NOTE
As used in this Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2014 (the “Form 10-Q/A”), the terms “Company,” “our,” “us”, or “we” refer to GAIN Capital Holdings, Inc., a Delaware corporation and its consolidated subsidiaries.
This Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2014 (the “Original Filing”). This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements for the quarter ended March 31, 2014 and to make corresponding revisions to certain other disclosures in the Original Filing. As further described in Note 14, the restated unaudited condensed consolidated financial statements reflect changes to certain revenue and expense items, the net result of which is to increase net income for the three months ended March 31, 2014 from $1.7 million to $3.8 million and diluted earnings per share for the three months ended March 31, 2014 from $0.04 to $0.09.
This Form 10-Q/A amends and restates in its entirety each section of the Original Filing that was required to be revised as a result of the restatement, but each section that has been restated has been updated solely to reflect the changes described in Note 14. Except as provided above, this Form 10-Q/A does not include sections of the Original Filing that were not required to be updated as a result of the restatement. In addition, this Form 10-Q/A has not been updated to reflect events occurring after May 12, 2014, the date of the Original Filing. Therefore, this Form 10-Q/A should be read in conjunction with filings we have made with the SEC subsequent to May 12, 2014.

GAIN Capital Holdings, Inc.
FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION
GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of March 31, 2014 (As Restated See Note 14)	As of December 31, 2013
ASSETS:
Cash and cash equivalents	$44,890	$39,871
Cash and securities held for customers	801,016	739,318
Short term investments, at fair value	752	788
Receivables from banks and brokers, ($10,730) and ($9,784), respectively, at fair value	211,434	227,630
Property and equipment, net of accumulated depreciation	17,473	17,118
Prepaid assets	7,988	8,790
Goodwill	26,114	14,183
Intangible assets, net	41,830	34,828
Other assets, net	35,823	28,609
Total assets	$1,187,320	$1,111,135
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers, brokers, dealers, FCMs and other regulated entities	$801,016	$739,318
Accrued compensation and benefits	6,230	12,985
Accrued expenses and other liabilities	57,900	55,268
Income tax payable	6,346	3,803
Convertible senior notes	66,474	65,360
Total liabilities	937,966	876,734
Commitments and contingent liabilities
Redeemable non-controlling interest	8,433	—
GAIN Capital Holdings, Inc. shareholders’ equity
Common stock ($0.00001 par value; 60 million shares authorized; 42,460,947 shares issued and 39,964,772 shares outstanding as of March 31, 2014; 41,921,609 shares issued and 39,425,434 shares outstanding as of December 31, 2013)	—	—
Accumulated other comprehensive income	3,878	2,576
Additional paid-in capital	142,064	138,691
Treasury stock, at cost (2,496,175 shares at March 31, 2014 and 2,496,175 at December 31, 2013, respectively)	(15,469)	(15,469)
Retained earnings	110,448	108,603
Total GAIN Capital Holdings, Inc. shareholders’ equity	240,921	234,401
Total liabilities and shareholders’ equity	$1,187,320	$1,111,135
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014 (As Restated See Note 14)	2013
REVENUE:
Trading revenue	$51,204	$35,313
Commission revenue	29,800	10,833
Other revenue	83	3,608
Total non-interest revenue	81,087	49,754
Interest revenue	363	118
Interest expense	1,512	107
Total net interest (expense)/revenue	(1,149)	11
Net revenue	79,938	49,765
EXPENSES:
Employee compensation and benefits	21,842	15,028
Selling and marketing	6,116	5,440
Trading expenses	6,888	3,790
Referral fees	20,688	10,186
General and administrative	9,207	5,510
Depreciation and amortization	2,210	1,613
Purchased intangible amortization	1,039	636
Communications and technology	3,994	2,235
Bad debt provision	580	187
Acquisition expense	426	—
Restructuring	359	—
Integration	1,450	—
Total expense	74,799	44,625
INCOME BEFORE INCOME TAX EXPENSE	5,139	5,140
Income tax expense	1,276	861
NET INCOME	3,863	4,279
Net income attributable to non-controlling interest	38	—
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	3,825	4,279
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,302	(3,133)
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$5,127	$1,146
Earnings per common share:
Basic	$0.10	$0.12
Diluted	$0.09	$0.11
Weighted average common shares outstanding used in computing earnings per common share:
Basic	39,543,586	35,052,375
Diluted	42,627,628	37,331,592
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCE—December 31, 2013	39,425,434	$—	$(15,469)	$138,691	$108,603	$2,576	$234,401
Exercise of options	101,208	—	—	211	—	—	211
Issuance of common stock	116,801	—	—	1,241	—	—	1,241
Conversion of restricted stock into common stock	321,329	—	—	—	—	—	—
Stock compensation expense	—	—	—	1,005	—	—	1,005
Foreign currency translation adjustment	—	—	—	—	—	1,302	1,302
Tax benefit of stock options exercises	—	—	—	916	—	—	916
Dividend declared ($0.05 dividend per share)	—	—	—	—	(1,980)	—	(1,980)
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	3,825	—	3,825
BALANCE—March 31, 2014 (As Restated see Note 14)	39,964,772	$—	$(15,469)	$142,064	$110,448	$3,878	$240,921
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014 (As Restated See Note 14)	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,863	$4,279
Adjustments to reconcile net income to cash provided by operating activities
Loss/(Gain) on foreign currency exchange rates	634	(2,556)
Depreciation and amortization	4,410	2,249
Deferred taxes	(1,990)	(1,093)
Interest income	—	28
Amortization of deferred financing costs	88	—
Convertible note discount amortization	524	—
Bad debt provision	580	187
Stock compensation expense	1,005	856
Changes in operating assets and liabilities:
Cash and securities held for customers	(66,979)	(4,915)
Receivables from banks and brokers	16,764	(34,229)
Prepaid assets	565	304
Other assets	(5,554)	(1,636)
Payables to customers, brokers, dealers, FCMs and other regulated entities	66,979	4,915
Accrued compensation and benefits	(6,747)	(600)
Accrued expenses and other liabilities	(1,699)	(1,713)
Income tax payable	2,566	1,692
Cash provided by/(used for) operating activities	15,009	(32,232)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,164)	(1,040)
Sale of treasury bills	63	—
Acquisitions, net of cash acquired	(6,501)	—
Cash used for investing activities	(9,602)	(1,040)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquired assets	—	(208)
Drawdown on notes payable	—	10,000
Proceeds from exercise of stock options	211	587
Proceeds from employee stock purchase plan	—	58
Purchase of treasury stock	—	(636)
Tax benefit from employee stock option exercises	916	11
Dividend payment	(1,980)	(1,776)
Other	—	(78)
Cash (used for)/provided by financing activities	(853)	7,958
Effect of exchange rate changes on cash and cash equivalents	465	556
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	5,019	(24,758)
CASH AND CASH EQUIVALENTS—Beginning of period	39,871	36,820
CASH AND CASH EQUIVALENTS—End of period	$44,890	$12,062
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash (paid) / received during the year for:
Interest	$—	$(25)
Taxes	$(2,493)	$(213)
Non-cash investing activities:
Purchase of fixed assets in accrued expense and other liabilities	$—	$297
Non-cash financing activities:
Common stock issued as consideration for GAA	$1,241	$—
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

	As of March 31, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from banks and brokers	$222,164	$222,164	—	$222,164	—
Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	$926,273	$926,273	—	$926,273	—
Convertible senior notes	$66,474	$66,382	—	$66,382	—
Accrued expense and other liabilities	$20,000	$20,000	—	$20,000	—

	As of December 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from banks and brokers	$237,414	$237,414	—	$237,414	—
Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	$868,542	$868,542	—	$868,542	—
Convertible senior notes	$65,360	$64,372	—	64,372	—
Accrued expense and other liabilities	$20,000	$20,000	—	20,000	—

Receivables from Banks and Brokers
Amounts receivable from banks and brokers consisted of the following as of (amounts in thousands):

	March 31, 2014	December 31, 2013
Required collateral	$123,417	$148,731
Excess from futures broker - Restricted	13,456	4,575
Cash in excess of required collateral	85,291	84,108
Open positions	(10,858)	(9,904)
Investment in spot gold	128	120
	$211,434	$227,630
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

	March 31, 2014
	Gross amounts of assets for derivative open positions at fair value	Gross amount of liabilities for derivative open positions at fair value	Net amounts of assets/liabilities for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$240,940	$141,147	$99,793
CFD contracts	41,337	34,584	6,753
Metals contracts	12,757	4,904	7,853
Total	$295,034	$180,635	$114,399

	March 31, 2014
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from bank and brokers[1]	$222,164	$(10,858)	$211,434
Payables to customers, brokers, dealers, FCMs and other regulated entities	$926,273	$125,257	$801,016
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

The Company did not designate any of its derivatives as hedging instruments. Net gains with respect to derivative instruments reflected in Trading Revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2014 and the three months ended March 31, 2013 were as follows (amounts in thousands):

Derivative Instruments:	March 31, 2014	March 31, 2013
Foreign currency exchange contracts	$40,739	$27,204
Metals contracts	6,261	5,610
CFD contracts	4,204	2,499
Total	$51,204	$35,313
Property and Equipment
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	March 31, 2014	December 31, 2013
Software	$28,797	$25,913
Computer equipment	6,874	6,649
Leasehold improvements	6,562	6,560
Telephone equipment	721	714
Office equipment	2,100	1,994
Furniture and fixtures	1,122	1,108
Web site development costs	646	626
	46,822	43,564
Less: Accumulated depreciation and amortization	(29,349)	(26,446)
Property and equipment, net	$17,473	$17,118
As mentioned in Note 1 above, in March, 2014, the Company purchased controlling interests in Global Assets Advisors, LLC ("GAA") and Top Third Ag Marketing LLC ("TT"); in September 2013, the Company purchased all of the outstanding share capital of GFT.
The preliminary purchase price allocations to property and equipment are detailed below in Note 5, “Acquisition”.
Depreciation and amortization expense for property and equipment was $2.2 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. In the three months ended March 31, 2014, $1.2 million was included in integration costs.
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
Goodwill increased $5.5 million as a result of the GAA acquisition, $4.7 million as a result of the TT acquisition, and $6.2 million as a result of the GFT acquisition. The $6.2 million arising from the GFT acquisition was adjusted from the amount reported at December 31, 2013, as part of preliminary purchase accounting.
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

Top Third Ag Marketing LLC

In March 2014, the Company acquired a 55% interest in TT. The purchase prices was $4.7 million. This acquisition was made as part of the Company's strategy to diversify its revenue base.

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
Unaudited pro forma income statement line items for the three months ended March 31, 2013 were as follows (amounts in thousands):

For the Three Months Ended March 31,
2013
REVENUE:
Total non-interest revenue	$82,054
Interest revenue	202
Interest Expense	110
Total net interest revenue	92
Net revenue	82,146
EXPENSES:
Depreciation and amortization	2,137
Purchased intangible amortization	1,426
Other expense items	75,062
Total	78,625
INCOME BEFORE INCOME TAX EXPENSE	3,521
Income tax expense	1,320
Net income	$2,201

Restructuring

The Company incurred restructuring expenses, which reflected the cost of reducing global headcount following the GFT acquisition.
These expenses are recorded in Restructuring in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

The table below reflects the non-controlling interests effects on the Company's financial statements:

Redeemable non-controlling interests
December 31, 2013	$—
Non-controlling interests related to 2014 acquisitions	8,395
Net income attributable to non-controlling interests	38
March 31, 2014	$8,433

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

Interest expense related to the Convertible Senior Notes, included in interest expense in the condensed consolidated statements of operations was as follows, with amounts in thousands:

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

The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the Three Months Ended March 31,
	2014	2013
Net income applicable to GAIN Capital Holdings, Inc. (As Restated see Note 14)	$3,825	$4,279
Adjustment(1)	—	(154)
Net income applicable to GAIN common shareholders	$3,825	$4,125
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	39,543,586	35,052,375
Effect of dilutive securities:
Stock options	956,445	851,451
RSUs/RSAs	2,127,597	1,427,766
Diluted weighted average common shares outstanding	42,627,628	37,331,592
Earnings per common share
Basic	$0.10	$0.12
Diluted	$0.09	$0.11

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

11. INCOME TAXES
The Company’s provision for income taxes was approximately $1.3 million and $0.9 million for the three months ended March 31, 2014 and the three months ended March 31, 2013, respectively. The 2014 amount has been adjusted from the originally filed amount to properly account for amendments to the Company's condensed consolidated statement of operations. These amounts reflect effective tax rates of 24.8% and 16.9%, respectively. The Company's effective tax rate of 24.8% for the three months ended March 31, 2014 reflects the Company's estimate of the annual effective tax rate adjusted for certain discrete items. For the three months ended March 31, 2014 there was a $0.6 million reduction in the provision for income taxes resulting from the conclusion of a NJ State tax audit.
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
As compared to amounts reported in the Company’s Annual Report on Form 10-K filed on March 17, 2014, regulatory requirements decreased approximately $12.5 million, primarily related to capital charges at the Company's UK regulated affiliates.
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

14. RESTATEMENT

Subsequent to the date of the Original Filing, the Company concluded that it was required to restate its unaudited interim condensed consolidated financial statements as of and for the quarter ended March 31, 2014 to make the following changes to the Original Filing:

•
Trading activity from some of the Company's omnibus partners that took place on March 31, 2014 was incorrectly recorded on April 1, 2014. Such trading activity should have been included in the first quarter's results, because the revenue was earned and realizable as of March 31, 2014. As a result of this omission, the Company understated its trading revenue for the first quarter of 2014 by $4.2 million.

•
Expenses are recorded when goods are received or services performed; this is often in advance of payment, resulting in the recording of a corresponding liability. The Company operates a payment process that automatically results in an expense being recorded when cash is paid. To prevent double counting of expenses the original liability is released at that time. On March 31, 2014, the Company incorrectly assumed a payment to a partner had taken place for services performed in the first quarter of 2014 and therefore incorrectly released the related liability. The payment was actually made on April 1, 2014. As a result, the Company understated referral fees and the related accrual in the first quarter of 2014 by $1.0 million.

•
The Company provides its customers market data received from various exchanges and uses the data to derive prices for certain of its products. The Company pays various fees to these exchanges based on the use of market data by the Company and, in some cases, its customers. These fees are based on a number of factors. In estimating these expenses for the first quarter of 2014, the Company did not utilize all relevant information available at the time and, as a result, understated its trading expenses and the related accrual by $0.6 million.

•
The Company incorrectly recorded depreciation on an asset that was under construction and not yet in service. As a result, the Company overstated its depreciation expense in the first quarter of 2014 by $0.5 million.

The previously filed unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2014 have been restated to reflect the changes described above and their applicable income tax effects. The following tables reflect the financial statement line items impacted, together with the adjusted amounts. For the avoidance of doubt, the following tables include only those line items impacted by the restatement:
Restated Condensed Consolidated Balance Sheet Amounts

	As of March 31, 2014
	As Previously Reported	Restatement Adjustments	Restated
		(in thousands)
Cash and cash equivalents	$39,976	$4,914	$44,890
Cash and securities held for customers	805,930	(4,914)	801,016
Property and equipment, net of accumulated depreciation	16,973	500	17,473
Total assets	1,186,820	500	1,187,320
Payables to customers, brokers, dealers, FCMs and other regulated entities	805,930	(4,914)	801,016
Accrued expenses and other liabilities	55,511	2,389	57,900
Income tax payable	5,508	838	6,346
Total liabilities	939,653	(1,687)	937,966

Retained earnings	108,261	2,187	110,448
Total GAIN Capital Holdings, Inc. shareholders’ equity	238,734	2,187	240,921
Total liabilities and shareholders’ equity	$1,186,820	$500	$1,187,320

Restated Condensed Consolidated Statement of Operations Amounts

	Three Months Ended March 31,
	As Previously Reported	Restatement Adjustments	Restated
Trading revenue	$47,050	$4,154	$51,204
Total non-interest revenue	76,933	4,154	81,087
Net revenue	75,784	4,154	79,938
Trading expenses	6,307	581	6,888
Referral fees	19,640	1,048	20,688
Depreciation and amortization	2,710	(500)	2,210
Total Expense	73,670	1,129	74,799
INCOME BEFORE INCOME TAX EXPENSE	2,114	3,025	5,139
Income tax expense	438	838	1,276
NET INCOME	1,676	2,187	3,863
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	1,638	2,187	3,825
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$2,940	$2,187	$5,127
Earnings per common share:
Basic	$0.04	$0.06	$0.10
Diluted	$0.04	$0.05	$0.09

Restated Condensed Consolidated Statement of Changes in Shareholders' Equity

	Retained Earnings	Restatement Adjustments	Restated

BALANCE—December 31, 2013	$108,603	$—	$108,603
Net income applicable to Gain Capital Holdings, Inc.	1,638	2,187	3,825
BALANCE—March 31, 2014 (As Restated See Note 14)	$108,261	$2,187	$110,448

Restated Condensed Consolidated Statements of Cash Flows Amounts
The correction of the errors described above did not impact the Company's total cash flows from operating activities, investing activities or financing activities within its consolidated statement of cash flows, but did result in corrections of the following line items within cash flows from operating activities:

	Three Months Ended March 31,
	As Previously Reported	Restatement Adjustments	Restated
Net income	$1,676	$2,187	$3,863
Depreciation and amortization	4,910	(500)	4,410
Cash and securities held for customers	(71,893)	4,914	(66,979)
Payables to customers, brokers, dealers, FCMs and other regulated entities	71,893	(4,914)	66,979
Accrued expenses and other liabilities	(4,088)	2,389	(1,699)
Income tax payable	1,728	838	2,566
Cash provided by operating activities	10,095	4,914	15,009
Increase in cash and cash equivalents	105	4,914	5,019
Cash and cash equivalents - end of period	$39,976	$4,914	$44,890

15. SUBSEQUENT EVENTS
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
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q/A, the words “GAIN”, the “Company”, “our”, “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. Our fiscal quarter ended on March 31, 2014.
This 10-Q/A amends the 10-Q originally filed on May 12, 2014. The following discussion incorporates the amended results.
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q/A. This Quarterly Report on Form 10-Q/A contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that we “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include those set forth in the section entitled “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and discussed elsewhere in this Quarterly Report on Form 10-Q/A. The risks and uncertainties described therein and herein are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair the business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

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

Key Income Statement Line Items and Key Operating Metrics
The following table sets forth key financial metrics for our business for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
Net revenue	$79,938	$49,765
Net income applicable to Gain Capital Holdings, Inc.	$3,825	$4,279
Revenue
We generate revenue from trading revenue, commission revenue, other revenue and interest income.
Trading Revenue
Trading revenue is our largest source of revenue and has traditionally been primarily generated in our retail forex business. Trading revenue represented 64.1% of our total net revenue for the three months ended March 31, 2014 and 71.0% of our total net revenue for the three months ended March 31, 2013.

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
Operating Metrics
The following table sets forth key operating metrics for our business for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
Retail
Funded Accounts	134,685	100,016
Active OTC Accounts	97,253	62,595
Futures Contracts	1,609,796	1,282,066
OTC Trading Volume (billions)	$566.3	$431.8
OTC Average Daily Volume (billions)	$9.0	$6.7
Client Assets (millions)	$801.0	$456.9
Institutional
Institutional Trading Volume (billions)	$1,348.4	$889.9
Institutional Average Daily Volume (billions)	$21.4	$13.9

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
RESULTS OF OPERATIONS
Revenue

	Three Months Ended March 31,
	(amounts in thousands)
	2013	2012
REVENUE:
Trading revenue	$51,204	$35,313
Commission revenue	29,800	10,833
Other revenue	83	3,608
Total non-interest revenue	81,087	49,754
Interest revenue	363	118
Interest expense	1,512	107
Total net interest (expense) / revenue	(1,149)	11
Net revenue	$79,938	$49,765
Our total net revenue increased $30.2 million, or 60.6%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.
Trading revenue increased $15.9 million, or 45.0%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The increase was primarily attributable to our acquisition of GFT in September 2013, partially offset by decreased retail revenue capture resulting from challenging trading conditions during the quarter ended March 31, 2014, with currency volatility levels reaching 5-year lows.
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

Expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Total expenses	$74,799	$44,625
As a percentage of net revenue	93.6%	89.7%
Our total expenses for the three months ended March 31, 2014 increased $30.2 million, or 67.6%, compared to the three months ended March 31, 2013. The increase is primarily due to the impact of including GFT's business in our results for the three months ended March 31, 2014. We acquired GFT in September 2013 and its results, therefore, are not included for the three months ended March 31, 2013. The increase in expenses consisted primarily of an increase of $10.5 million in referral fees, an increase of $6.8 million in employee compensation and benefits, an increase of $3.1 million in trading expenses, an increase of $3.6 million in general and administrative expenses, an increase of $2.3 million in acquisition, restructuring and integration expense, an increase of $1.8 million in communications and technology expense and an increase of $0.6 million in depreciation expense.

Employee Compensation and Benefits

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Employee compensation and benefits	$21,842	$15,028
As a percentage of net revenue	27.3%	30.2%
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
Referral fees

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Referral fees	$20,688	$10,186
As a percentage of net revenue	25.9%	20.5%
Referral fees for the three months ended March 31, 2014 increased $10.5 million, or 103.1%, compared to the three months ended March 31, 2013. The increase was the result of greater customer trading volume directed to us by our white label partners and introducing brokers, primarily due to partner relationships acquired as part of the GFT acquisition. Our indirect business accounted for 48.0% of retail trading volume in the three months ended March 31, 2014, as compared to 34.8% for the three months ended March 31, 2013. As a result of our acquisition of GFT, we expect that our indirect business will account for an increased percentage of our retail trading volume in future periods.

Trading expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Trading expenses	$6,888	$3,790
As a percentage of net revenue	8.6%	7.6%
Trading expenses for the three months ended March 31, 2014 increased $3.1 million, or 81.7%, compared to the three months ended March 31, 2013. The increase in trading expense consisted primarily of increased exchange fees for our retail business resulting from greater trading volume following the acquisition of GFT. Exchange fees are fees paid to stock exchanges and other third-parties for exchange market data that we provide to our customers or use to create our own derived data products. Clearing and exchange fees associated with our GTX and futures businesses increased $0.5 million for the three months ended March 31, 2014 as compared to the comparable period in 2013.
Communications and technology

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Communications and technology	$3,994	$2,235
As a percentage of net revenue	5.0%	4.5%
Communications and technology expenses for the three months ended March 31, 2014 increased $1.8 million, or 79%, compared to the three months ended March 31, 2013. The increase was principally attributable to the acquisition of GFT.
General and Administrative

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
General and administrative	$9,207	$5,510
As a percentage of net revenue	11.5%	11.1%
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

Selling and Marketing Expense

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Selling and marketing	$6,116	$5,440
As a percentage of net revenue	7.7%	10.9%
Selling and marketing expenses for the three months ended March 31, 2014 increased $0.7 million compared to the three months ended March 31, 2013. The increase is primarily a result of legacy GFT marketing contracts.

Purchased Intangible Amortization

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Purchase intangible amortization	$1,039	$636
As a percentage of net revenue	1.3%	1.3%
Purchased intangible amortization for the three months ended March 31, 2014 increased $0.4 million, or 63.4%, compared to the three months ended March 31, 2013. This increase was primarily due to an increase in amortization relating to the acquisition of GFT.
Depreciation and Amortization

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Depreciation and amortization	$2,210	$1,613
As a percentage of net revenue	2.8%	3.2%
Depreciation and amortization for the three months ended March 31, 2014 increased $0.6 million, or 68.0%, compared to the three months ended March 31, 2013. The increase was principally attributable to the acquisition of GFT.
Acquisition Expense

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Acquisition expense	$426	$—
As a percentage of net revenue	0.5%	—%
Acquisition expenses are costs directly attributable to the acquisitions in 2014, primarily consisting of legal, accounting and other professional advisory fees.
Restructuring

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Restructuring	$359	$—
As a percentage of net revenue	0.4%	—%
Restructuring expenses reflect severance payments and related expenses that arose in connection with headcount reductions initiated in the year ended December 31, 2013.
Integration

	Three Months Ended March 31,
	(amounts in thousands)
	2014	2013
Integration	$1,450	$—
As a percentage of net revenue	1.8%	—%

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
As a holding company, nearly all of our funds from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. The following table shows the amount of cash held by our non-U.S. operating subsidiaries and the level of undistributed earnings (amounts in thousands) at March 31, 2014:

Entity Name	Cash	Undistributed Earnings
GAIN Capital-Forex.com U.K., Ltd.	$429,091	65,281
Forex.com Japan Co., Ltd.	53,938	-
GAIN Capital Forex.com Australia, Pty. Ltd.	31,140	-
GFT Global Markets UK Ltd.	30,956	55,089
GFT Global Markets Asia Pte., Ltd.	9,681	-
GAIN Capital-Forex.com Hong Kong, Ltd.	3,988	-
GAIN Capital-Forex.com Canada Ltd.	3,590	-
GAIN GTX Singapore Pte. Ltd.	314	40
GAIN Capital-Forex.com Singapore Ltd.	222	-
GAIN Global Markets, Inc.	69	-
Island Traders (Cayman) Limited	8	-
Total	$562,997	$120,410
At March 31, 2014, as reflected in the table above, we had approximately $116.3 million of undistributed earnings of our foreign subsidiaries indefinitely invested outside the United States. These earnings are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. No provision has been made for U.S. taxes that would arise if these earnings were repatriated to the United States. If these earnings had been repatriated into the United States as of March 31, 2014, in the form of dividends or otherwise, the Company would have been subject to additional income taxes of approximately $7.4 million.
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
We are required to maintain cash on deposit with our wholesale forex trading partners in order to conduct our hedging activities. As of March 31, 2014, we posted $211.4 million in cash with wholesale forex trading partners, of which $123.4 million was required as collateral pursuant to our agreements for holding securities positions with such institutions, with $85.3 million representing the available cash in excess of required collateral. As of March 31, 2014, total client assets were $801.0 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from our clients’ open positions.
The table set forth below provides information regarding our total available liquidity as of March 31, 2014 and as of December 31, 2013. We use this non-GAAP measure to evaluate our business operations and our ability to continue to grow through acquisitions (amounts in millions):

	As of March 31, 2014	As of December 31, 2013
Cash & cash equivalents	$44.9	$39.9
Cash & securities held for customers	801.0	739.3
Short term investments(1)	0.8	0.8
Receivable from banks & brokers(2)	211.4	227.6
Total operating cash	1,058.1	1,007.6
Less: Cash & securities held for customers	805.9	(739.3)
Net operating cash	252.2	268.3
Less: Minimum regulatory capital requirements	(71.7)	(85.7)
Convertible Senior Notes(3)	(80.0)	(80.0)
Free cash available(4)	100.5	102.6

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

(3)	The note payable amount reflects the aggregate principal amount of the notes outstanding, rather than solely the debt portion that is carried on our consolidated balance sheets at March 31, 2014.

(4)	Does not reflect reduction for current liabilities of $70.5 million and $72.1 million at March 31, 2014 and December 31, 2013, respectively.

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
Cash Flow
The following table sets forth a summary of our cash flow for the three months ended March 31, 2014 and the three months ended March 31, 2013 (amounts in thousands):

	For the Three Months Ended March 31,
	2014	2013
Cash provided by/(used for) operating activities	$15,009	$(32,232)
Cash used for investing activities	(9,602)	(1,040)
Cash (used for)/provided by financing activities	(853)	7,958
Effect of exchange rate changes on cash and cash equivalents	465	556
Increase/(Decrease) in cash and cash equivalents	$5,019	$(24,758)
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
Cash provided by operating activities was $15.0 million for the three months ended March 31, 2014, compared to cash used by operating activities of $32.2 million for the three months ended March 31, 2013. The primary reason for the increase in cash provided by operating activities was a decrease in receivables from bank and brokers of $16.8 million, offset by decreases of $6.7 million in accrued compensation and benefits, as well as $5.6 million in other assets.
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

ITEM 4.	CONTROLS AND PROCEDURES
In connection with the Original Filing, management of the Company, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014 and concluded that the disclosure controls and procedures were effective. In connection with the restatement of the Company’s unaudited condensed consolidated financial statements for the quarter ended March 31, 2014, which is discussed in Note 14 to the Company’s unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q/A, management of the Company, with the participation of its chief executive officer and chief financial officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014. Based on that re-evaluation, and in light of the material weakness in internal control over financial reporting described below, the chief executive officer and the chief financial officer have concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were not effective to ensure that information the Company is required to disclose in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, or reported, within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In light of the need to restate the Company’s unaudited condensed consolidated financial statements, management of the Company has concluded that a material weakness in internal control over financial reporting existed as of March 31, 2014. Management of the Company has identified the material weakness as resulting from human error in the booking of certain revenue and expense items following the combination of the operations of the Company's subsidiaries in the United Kingdom that was not prevented by the Company's risk assessment procedures and manual controls at the time of the combination. In addition, although a monitoring control ultimately assisted the Company in identifying that the booking of such items had not occurred, as a result of human error, the matter was not addressed prior to the date of the Original Filing.

Remediation Plan

Since identifying the material weakness in our internal control over financial reporting discussed above, the Company’s management has implemented an automated process to replace and/or supplement the manual process previously relied upon. In addition, the monitoring internal control process will be expanded and the frequency adjusted to take effect monthly. The Company is also reviewing resource requirements and capabilities in its UK finance team to determine whether roles and responsibilities need to be realigned or new personnel added. The management of the Company is continuing to review these matters to ensure that similar failures of internal control over financial reporting do not recur.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1
Membership Interest Purchase Agreement, dated as of March 7, 2014, by and among GAIN Capital Holdings, Inc., Global Asset Advisors, LLC, Lucky Good Dog, L.L.C., Glenn A. Swanson and Andrew W. Daniels (as sellers' representative)**

10.2	Membership Interest Purchase Agreement, dated as of March 7, 2014, by and among GAIN Capital Holdings, Inc., Top Third Ag Marketing LLC, Lucky Good Dog, L.L.C., Mark Gold and Glenn A. Swanson**
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	Previously filed with the Company's original Quarterly Report on From 10-Q for the quarter ended March 31, 2014, as filed with the Securities and Exchange Commission on May 12, 2014

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2014	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2014	/s/ Jason Emerson
Jason Emerson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Membership Interest Purchase Agreement, dated as of March 7, 2014, by and among GAIN Capital Holdings, Inc., Global Asset Advisors, LLC, Lucky Good Dog, L.L.C., Glenn A. Swanson and Andrew W. Daniels (as sellers' representative)**

10.2	Membership Interest Purchase Agreement, dated as of March 7, 2014, by and among GAIN Capital Holdings, Inc., Top Third Ag Marketing LLC, Lucky Good Dog, L.L.C., Mark Gold and Glenn A. Swanson**
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	Previously filed with the Company's original Quarterly Report on From 10-Q for the quarter ended March 31, 2014, as filed with the Securities and Exchange Commission on May 12, 2014