Form 10-Q
period 2014-06-30
GAIN Capital Holdings, Inc.
filed 2014-08-11
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

GAIN Capital Holdings, Inc.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION
GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of June 30, 2014	As of December 31, 2013
ASSETS:
Cash and cash equivalents	$12,933	$39,871
Cash and securities held for customers	839,958	739,318
Short term investments, at fair value	791	788
Receivables from banks and brokers, ($5,729) and ($9,784), respectively, at fair value	233,219	227,630
Property and equipment, net of accumulated depreciation	18,289	17,118
Prepaid assets	8,116	8,790
Goodwill	25,335	14,183
Intangible assets, net	39,596	34,828
Other assets, net	37,114	28,609
Total assets	$1,215,351	$1,111,135
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers, brokers, dealers, FCMs and other regulated entities, $127,909 and $129,224, respectively, at fair value	$839,958	$739,318
Accrued compensation and benefits	7,188	12,985
Accrued expenses and other liabilities	50,230	55,268
Income tax payable	5,417	3,803
Convertible senior notes	67,093	65,360
Total liabilities	969,886	876,734
Commitments and contingent liabilities
Redeemable non-controlling interest	8,773	—
GAIN Capital Holdings, Inc. shareholders’ equity
Common stock ($0.00001 par value; 60 million shares authorized; 42,841,665 shares issued and 40,245,490 shares outstanding as of June 30, 2014; 41,921,609 shares issued and 39,425,434 shares outstanding as of December 31, 2013)	—	—
Accumulated other comprehensive income	5,295	2,576
Additional paid-in capital	144,557	138,691
Treasury stock, at cost (2,596,175 shares at June 30, 2014 and 2,496,175 at December 31, 2013, respectively)	(16,263)	(15,469)
Retained earnings	103,103	108,603
Total GAIN Capital Holdings, Inc. shareholders’ equity	236,692	234,401
Total liabilities and shareholders’ equity	$1,215,351	$1,111,135
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE:
Trading revenue	$36,442	$57,477	$87,646	$92,790
Commission revenue	32,424	14,254	62,224	25,087
Other revenue	638	1,102	721	4,710
Total non-interest revenue	69,504	72,833	150,591	122,587
Interest revenue	401	303	764	421
Interest expense	142	48	222	79
Total net interest revenue	259	255	542	342
Total net revenue	69,763	73,088	151,133	122,929
EXPENSES:
Employee compensation and benefits	24,093	17,547	45,935	32,576
Selling and marketing	5,199	4,705	11,315	10,145
Trading expenses	7,169	4,333	14,057	8,122
Referral fees	20,537	10,972	41,225	21,158
General and administrative	9,850	6,453	19,057	11,964
Depreciation and amortization	1,798	1,769	4,008	3,382
Purchased intangible amortization	1,574	566	2,613	1,202
Communications and technology	3,829	2,018	7,823	4,253
Bad debt provision	582	199	1,162	386
Acquisition expense	202	—	628	—
Restructuring	212	—	571	—
Integration	269	—	1,719	—
Total operating expense	75,314	48,562	150,113	93,188
OPERATING (LOSS)/PROFIT	(5,551)	24,526	1,020	29,741
Interest on long term borrowings	1,462	93	2,894	169
(LOSS)/INCOME BEFORE INCOME TAX EXPENSE	(7,013)	24,433	(1,874)	29,572
Income tax (benefit)/expense	(2,021)	7,269	(745)	8,130
NET (LOSS)/INCOME	(4,992)	17,164	(1,129)	21,442
Net income attributable to non-controlling interest	164	—	202	—
NET (LOSS)/INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	(5,156)	17,164	(1,331)	21,442
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,417	(734)	2,719	(3,867)
NET COMPREHENSIVE (LOSS)/INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$(3,739)	$16,430	$1,388	$17,575
Earnings per common share:
Basic	$(0.13)	$0.48	$(0.04)	$0.60
Diluted	$(0.13)	$0.44	$(0.04)	$0.56
Weighted average common shares outstanding used in computing earnings per common share:
Basic	40,135,820	35,570,587	39,839,012	35,309,364
Diluted	40,135,820	38,795,951	39,839,012	38,213,715
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE—December 31, 2013	39,425,434	$—	$(15,469)	$138,691	$108,603	$2,576	$234,401
Exercise of options	359,066	—	—	1,113	—	—	1,113
Issuance of common stock	116,801	—	—	1,242	—	—	1,242
Conversion of restricted stock into common stock	382,127	—	—	—	—	—	—
Employee stock purchase plan	62,062	—	—	461	—	—	461
Repurchase of shares	(100,000)	—	(794)	—	—	—	(794)
Stock compensation expense		—	—	1,837	—	—	1,837
Foreign currency translation adjustment		—	—	—	—	2,719	2,719
Tax benefit of stock options exercises		—	—	1,213	—	—	1,213
Dividend declared ($0.05 quarterly dividend per share)		—	—	—	(3,993)	—	(3,993)
Net loss applicable to Gain Capital Holdings, Inc.		—	—	—	(1,331)	—	(1,331)
Adjustment to the redemption value of put options					(176)		(176)
BALANCE—June 30, 2014	40,245,490	$—	$(16,263)	$144,557	$103,103	$5,295	$236,692
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gain Capital Holdings, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(1,129)	$21,442
Adjustments to reconcile net income to cash provided by operating activities
Gain on foreign currency exchange rates	(441)	(2,437)
Depreciation and amortization	6,621	4,617
Deferred taxes	(3,379)	(284)
Amortization of deferred financing costs	177	—
Convertible note discount amortization	1,054	—
Bad debt provision	1,162	386
Stock compensation expense	1,837	1,582
Changes in operating assets and liabilities:
Cash and securities held for customers	(103,732)	(24,354)
Receivables from banks and brokers	(5,187)	(5,872)
Prepaid assets	153	135
Other assets	(5,034)	(2,700)
Payables to customers, brokers, dealers, FCMs and other regulated entities	103,732	24,354
Accrued compensation and benefits	(5,802)	3,817
Accrued expenses and other liabilities	(8,962)	(3,166)
Income tax payable	1,624	1,971
Cash (used for)/provided operating activities	(17,306)	19,491
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,311)	(2,897)
Sale of Treasury Bills	(2)	594
Funding of acquisitions, net of cash acquired	(6,501)	—
Cash used for investing activities	(10,814)	(2,303)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquired assets	—	(479)
Drawdown on revolving line of credit	—	10,000
Proceeds from exercise of stock options	1,113	783
Proceeds from employee stock purchase plan	461	182
Purchase of treasury stock	(793)	(849)
Tax benefit from employee stock option exercises	1,213	(121)
Dividend payment	(3,993)	(3,555)
Cash (used for)/provided by financing activities	(1,999)	5,961
Effect of exchange rate changes on cash and cash equivalents	3,181	60
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(26,938)	23,209
CASH AND CASH EQUIVALENTS—Beginning of period	39,871	36,820
CASH AND CASH EQUIVALENTS—End of period	$12,933	$60,029
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash (paid) / received during the year for:
Interest	$(1,687)	$173
Taxes	$(5,179)	$4,004
Non-cash financing activities:
Common stock issued as consideration for GAA	$1,241	$—
Adjustment to redemption value of put options	$(173)	$—

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
The following list includes each of the Company’s significant U.S. and international regulated subsidiaries as of June 30, 2014:
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
In the first quarter of 2014, the Company combined the operations of GFT's U.K.-based subsidiary with the operations of GAIN Capital-Forex.com U.K., Ltd.
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

In an effort to align the presentation of expenses with competitors in the industry in order to enable easier comparisons, the Company has presented the interest expense incurred on borrowings and debt, previously presented in "Interest expense" in net revenue under a separate income statement line item, "Interest on long term borrowings", which is shown below operating expenses. Also, commissions paid to employees, previously presented in "Trading expenses and commissions", are now under "Employee compensation and benefits." Additionally, the Company has presented compensation paid to its white label partners and introducing brokers, which was also previously presented in "Trading expenses and commissions," under the new caption of "Referral fees." The remaining items that were previously presented in "Trading expenses and commissions" including exchange fees, fees for news services and prime broker fees, are now presented under a new caption, "Trading expenses." These changes in presentation had no effect on the Company's net income.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. The guidance requires a company to recognize revenue when it transfers promised services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services and requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not permitted. The Company is currently assessing the impact of adopting this guidance on its financial statements.

3. ADDITIONAL FINANCIAL INFORMATION
Fair Value Measurement
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis during the period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Money market accounts	$19,886	$—	$—	$19,886
Open contracts and other positions	—	(5,862)	—	(5,862)
CIBC treasury bills	709	—	—	709
Certificates of deposit	82	—	—	82
Investment in gold	133	—	—	133
Customer and broker open contracts and other positions	—	127,909	—	127,909
Total	$20,810	$122,047	$—	$142,857

	Fair Value Measurements on a Recurring Basis as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Money market accounts	$21,019	$—	$—	$21,019
Open contracts and other positions	—	(9,904)	—	(9,904)
CIBC treasury bills	706	—	—	706
Certificates of deposit	82	—	—	82
Investment in gold	120	—	—	120
Customer and broker open contracts and other positions	—	129,224	—	129,224
Total	$21,927	$119,320	$—	$141,247
The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.
Level 1 Financial Assets
The Company has money market accounts, CIBC treasury bills, certificates of deposit and an investment in gold that are Level 1 financial instruments that are recorded based upon listed or quoted market rates. The money market accounts are recorded in Cash and cash equivalents and Cash and securities held for customers, the treasury bills are recorded in Cash and cash equivalents and Short term investments, based upon their maturity, the certificates of deposit are recorded in Short term investments and the investment in gold is recorded in Receivables from banks and brokers.
Level 2 Financial Assets and Liabilities
The Company has open contracts and other positions that are Level 2 financial instruments that are recorded in Receivables from banks and brokers.
The Company has customer and broker open contracts and other positions that are Level 2 financial instruments that are recorded in Payables to customers, brokers, dealers, FCMs and other regulated entities.
These Level 2 financial instruments are based upon directly observable values for underlying instruments.
Financial Instruments Not Measured at Fair Value
The table below presents the carrying value, fair value, and fair value hierarchy category of certain financial instruments that are not measured at fair value in the Condensed Consolidated Balance Sheet (amounts in thousands). The carrying value of Receivables from banks and brokers not measured at fair value approximates fair value because of the relatively short period of time between their origination and expected maturity. The carrying value of Payables to customers, brokers, dealers, FCMs, and other regulated entities includes amounts deposited by these customers and financial institutions in order for the Company to act as a clearing broker. The carrying value of Payables to customers, brokers, dealers, FCMs, and other regulated entities includes cash and open positions, with relatively short time periods between origination and expected maturity.. The carrying value of Convertible senior notes represents the notes’ principal amounts net of unamortized discount (see note 7). We assessed the notes' fair value against prevailing interest rates as of the balance sheet date. The carrying value of Accrued expenses and other liabilities includes $20.0 million, referred to as the Holdback Amount, to be paid net of an amount required to settle certain liabilities of GFT after the closing date of the acquisition (see note 5). The carrying values of Accrued expense and other liabilities not measured at fair value approximate fair value because of the relatively short period of time between their origination and expected settlement date.

	As of June 30, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from banks and brokers	238,948	238,948	—	$238,948	—
Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	967,867	967,867	—	$967,867	—
Convertible senior notes	$67,093	$66,709	—	$66,709	—
Accrued expense and other liabilities	$20,000	$20,000	—	$20,000	—

	As of December 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from banks and brokers	$237,414	$237,414	—	$237,414	—
Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	$868,542	$868,542	—	$868,542	—
Convertible senior notes	$65,360	$64,372	—	64,372	—
Accrued expense and other liabilities	$20,000	$20,000	—	20,000	—

Receivables from Banks and Brokers
Amounts receivable from banks and brokers consisted of the following as of (amounts in thousands):

	June 30, 2014	December 31, 2013
Required collateral	$159,026	$148,731
Excess from futures broker - Restricted	17,804	4,575
Cash in excess of required collateral	62,118	84,108
Open positions	(5,862)	(9,904)
Investment in spot gold	133	120
	$233,219	$227,630
The Company has posted funds with banks and brokers as collateral required by agreements for holding trading positions. In addition, the Company has deposited with such banks and brokers cash in excess of required collateral. These amounts are reflected as Receivables from banks and brokers on the Condensed Consolidated Balance Sheets.
Derivatives
The Company's contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities on the accompanying Condensed Consolidated Balance Sheets (amounts in thousands):

	June 30, 2014
	Gross amounts of assets for derivative open positions at fair value	Gross amount of liabilities for derivative open positions at fair value	Net amounts of assets/liabilities for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$228,470	$133,426	$95,044
CFD contracts	46,354	28,644	17,710
Metals contracts	13,645	4,352	9,293
Total	$288,469	$166,422	$122,047

	June 30, 2014
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from bank and brokers[1]	$238,948	$(5,862)	$233,219
Payables to customers, brokers, dealers, FCMs and other regulated entities	$967,867	$127,909	$839,958

	December 31, 2013
	Gross amounts of assets for derivative open positions at fair value	Gross amount of liabilities for derivative open positions at fair value	Net amounts of assets/liabilities for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$152,326	$47,631	$104,695
CFD contracts	50,169	45,735	4,434
Metals contracts	16,485	6,294	10,191
Total	$218,980	$99,660	$119,320

	December 31, 2013
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from bank and brokers[1]	$237,414	$(9,904)	$227,630
Payables to customers, brokers, dealers, FCMs and other regulated entities	$868,542	$129,224	$739,318
1. The amount on the unaudited condensed consolidated balance sheets include the Company's investment in gold, which is neither a derivative nor collateral.
The Company’s derivatives include different underlyings, which vary in price. Foreign exchange contracts typically have prices less than two dollars, while certain metals contracts and contracts for difference can be considerably higher priced. The table below represents the number of contracts reported within Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities on the accompanying Condensed Consolidated Balance Sheets (amounts in thousands):

	June 30, 2014
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	4,896,272	5,759,648
CFD contracts	682,852	12,797
Metals contracts	728	527
Total	5,579,852	5,772,972

	December 31, 2013
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,031,742	4,000,937
CFD contracts	514,058	19,201
Metals contracts	1,069	680
Total	3,546,869	4,020,818

The Company did not designate any of its derivatives as hedging instruments at June 30,2014 or December 31, 2013. Net gains with respect to derivative instruments reflected in Trading Revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2014 were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivative Instruments:
Foreign currency exchange and CFD contracts	28,762	27,946	74,465	57,649
Metals contracts	7,680	29,531	13,181	35,141
Total	36,442	57,477	87,646	92,790
Property and Equipment
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	June 30, 2014	December 31, 2013
Software	$30,663	$25,913
Computer equipment	7,319	6,649
Leasehold improvements	6,608	6,560
Telephone equipment	602	714
Office equipment	2,464	1,994
Furniture and fixtures	1,150	1,108
Web site development costs	646	626
	49,452	43,564
Less: Accumulated depreciation and amortization	(31,163)	(26,446)
Property and equipment, net	$18,289	$17,118
As mentioned in Note 1 above, in March 2014, the Company purchased controlling interests in Global Assets Advisors, LLC ("GAA") and Top Third Ag Marketing LLC ("TT"); in September 2013, the Company purchased all of the outstanding share capital of GFT.
The preliminary purchase price allocations to property and equipment for these transactions are detailed below in Note 5, “Acquisition”.
Depreciation and amortization expense for property and equipment was $1.8 million and $1.8 million for the three months ended June 30, 2014 and 2013, respectively and $4.0 million and $3.4 million for the six months ended June 30, 2014, and 2013, respectively.
Intangible Assets
The Company's various finite-lived intangible assets consisted of the following as of (amounts in thousands):

	June 30, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer list[1]	$18,873	$(5,078)	$21,556	$(13,594)
Technology	26,960	(2,252)	26,930	(910)
Trademark	1,010	(256)	650	(173)
Non-compete agreement[1]	103	(96)	1,859	(1,852)
	$46,946	$(7,682)	$50,995	$(16,529)
1. Fully amortized intangible assets have been removed from both the cost and accumulated amortization columns at June 30, 2014.
The preliminary purchase price allocations to intangible assets for the acquisitions of GAA, TT and GFT are detailed below in Note 5, “Acquisition”.
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
Amortization expense for the purchased intangibles was $1.6 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively and $2.6 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively.
Goodwill
Goodwill is calculated as the difference between the cost of acquisition and the fair value     of the net identifiable assets of an acquired business. As of June 30, 2014 and December 31, 2013, the Company had recorded goodwill of approximately $25.3 million and $14.2 million, respectively.
Goodwill increased $6.1 million as a result of the GAA acquisition and $3.3 million as a result of the TT acquisition. An additional $6.2 million arising from the GFT acquisition was adjusted from the amount reported at December 31, 2013, as part of preliminary purchase accounting.
Other Assets
Other assets consisted of the following as of (amounts in thousands):

	June 30, 2014	December 31, 2013
Vendor and security deposits	$3,875	$3,344
Current tax receivable	9,222	4,547
Deferred tax assets	8,190	4,922
Investment in Kapitall, Inc.	50	50
Indemnification asset	8,596	8,596
GTX Trade Receivables	4,197	4,704
Miscellaneous receivables	2,984	2,446
	$37,114	$28,609

The Company has recorded a liability of $5.1 million in Accrued expenses and other liabilities. This represents the Company's best estimate for the settlement of certain liabilities that were incurred as a result of ordinary course of operations in GFT prior to its acquisition. Between the acquisition date and June 30, 2014 $3.5 million of these liabilities have been settled. The actual amount required to settle the remaining liabilities may vary from the accrued liability.

Under the terms of the acquisition of GFT, the selling stockholder of GFT has agreed to indemnify the Company for these liabilities that are expected to be settled after September 24, 2013. Based on the Company's best estimate of the amounts necessary to settle such liabilities, the Company recorded an indemnification asset of $8.6 million at June 30, 2014. This is included within Other current assets in the preliminary purchase price allocation of GFT, refer to note 5.

4. RELATED PARTY TRANSACTIONS
Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company, which are recorded in Payables to customers, brokers, dealers, FCMs and other regulated entities on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $3.3 million and $3.0 million at June 30, 2014 and December 31, 2013, respectively.

5. ACQUISITIONS

Global Assets Advisors, LLC

In March 2014, the Company acquired a 55% interest in GAA. The purchase price was $5.5 million. This acquisition was made to strengthen the Company's futures business.

The preliminary purchase price was derived as follows (amounts in thousands):

Cash	$4,270
Common Stock issued	1,241
Total purchase price	$5,511
The preliminary purchase price of GAA was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Non-controlling interest	$4,509

Cash and cash equivalents acquired	$360
Receivable from brokers	438
Property and equipment	184
Prepaid assets	157
Other current assets	3
Total tangible assets	1,142
Total liabilities assumed	561
Net assets	581
Identifiable intangible assets:
Customer list	3,100
Trade name	270
Intangible assets, net	3,370
Goodwill	$6,069

The foregoing purchase price allocation is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, property and equipment, contingent liabilities and income taxes and will be finalized after the data necessary to complete the analyses of fair values of assets and liabilities is obtained and analyzed.

Top Third Ag Marketing LLC

In March, 2014, the Company acquired a 55% interest in TT. The purchase price was $3.2 million. This acquisition was made as part of the Company's strategy to diversify its revenue base.

Cash	$3,178
Total purchase price	$3,178

The preliminary purchase price of TT was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Non-controlling interest	$3,886

Cash and cash equivalents acquired	$13
Receivable from brokers	300
Total tangible assets	313
Total liabilities assumed	583
Net assets	(270)
Identifiable intangible assets:
Customer list	3,900
Trade name	90
Intangible assets, net	3,990
Goodwill	$3,344

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
Unaudited pro forma income statement line items for the three and six months ended June 30, 2013 were as follows (amounts in thousands):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2013	2013
REVENUE:
Total non-interest revenue	$106,778	$188,832
Interest revenue	318	520
Interest expense	48	82
Total net interest revenue	270	438
Net revenue	107,048	189,270
EXPENSES:
Depreciation and amortization	2,293	4,430
Purchased intangible amortization	1,356	2,782
Other expense items	76,834	151,896
Total operating expense	80,483	159,108
OPERATING PROFIT	26,565	30,162
Interest on long term borrowings	93	169
INCOME BEFORE INCOME TAX EXPENSE	26,472	29,993
Income tax expense	9,927	11,247
NET INCOME/(LOSS)	$16,545	$18,746

Restructuring

The Company incurred Restructuring expenses, which reflected the cost of reducing global headcount following the GFT acquisition.
These expenses are recorded in Restructuring expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

For the Six Months Ended June 30,
2014
Restructuring liability as of January 1, 2014	$584
2014 restructuring expenses	571
Payments made in 2014	1,155
Liability as of June 30, 2014	$—

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

The non-controlling interests' carrying value is determined by the Company's purchase prices and the non-controlling interests' share of the Company's subsequent net income. This value is benchmarked against the redemption value of the sellers' put options. The carrying value is adjusted to the latter, provided that it does not fall below the initial carrying values, as determined by the Company's purchase prices allocation. The Company has made a policy election to reflect any changes caused by such an adjustment in retained earnings, rather than in current earnings. The Company recorded an adjustment of for the six months ended June 30, 2014.

The table below reflects the non-controlling interests effects on the Company's financial statements:

Redeemable non-controlling interests
December 31, 2013	$—
Non-controlling interests related to 2014 acquisitions	8,395
Adjustment to the redemption value of put options	176
Net income attributable to non-controlling interests	202
June 30, 2014	$8,773

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

The balances of the liability and equity components as of June 30, 2014, and December 31, 2013 were as follows, with amounts in thousands:

	June 30, 2014	December 31, 2013
Liability component - principal	$80,000	$80,000
Deferred bond discount	(12,907)	(14,640)
Liability component - net carrying value	$67,093	$65,360

Additional paid in capital	$12,572	$12,572
Discount attributable to equity	(425)	(425)
Equity component	$12,147	$12,147

Interest expense related to the Convertible Senior Notes, included in Interest on long term borrowings in the condensed consolidated statements of operations was as follows, with amounts in thousands:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Interest expense - stated coupon rate	$825	$1,650
Interest expense - amortization of deferred bond discount and costs	531	1,054
Total interest expense - convertible note	$1,356	$2,704

8. SHARE BASED COMPENSATION
During the six months ended June 30, 2014, 0.4 million shares of restricted stock and approximately 0.1 million options to purchase common stock, valued at $3.7 million and $0.4 million, respectively, were granted to employees and non-employee members of the Board of Directors, compared to 0.8 million shares of restricted stock and 0.3 million options to purchase common stock, valued at $3.6 million and $0.6 million, respectively during the six months ended June 30, 2013.
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
9. EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, vested restricted stock units which are to be delivered as soon as administratively practicable on or after December 31, 2014, unvested restricted stock units and unvested restricted stock awards. Because of the year to date loss, no shares were dilutive for the six months ended June 30, 2014. Anti-dilutive stock options of 0.6 million were excluded from the calculation for the six months ended June 30, 2013, respectively.
The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income applicable to GAIN Capital Holdings, Inc.	$(5,156)	$17,164	$(1,331)	$21,442
Adjustment(1)(2)	(176)	—	(176)	(154)
Net income available to GAIN common shareholders	$(5,332)	$17,164	$(1,507)	$21,288
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	40,135,820	35,570,587	39,839,012	35,309,364
Effect of dilutive securities:
Stock options	—	1,165,054	—	1,055,588
RSUs/RSAs	—	2,060,310	—	1,848,763
Diluted weighted average common shares outstanding	40,135,820	38,795,951	39,839,012	38,213,715
Earnings per common share
Basic	$(0.13)	$0.48	$(0.04)	$0.60
Diluted	$(0.13)	$0.44	$(0.04)	$0.56

(1)
During the six months ended June 30, 2013, an adjustment to retained earnings was made, reflecting the amounts deemed uncollectible associated with previously issued preferred stock, which was converted to common stock immediately prior to the IPO.

(2)
During the six months ended June 30, 2014, the Company concluded that the carrying fair value of put options related to the Company's acquisitions was less than fair value. The adjustment to increase carrying value reduces earnings available to the Company's shareholders.

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
Litigation
On February 16, 2012, the Company received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with the Company and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on the Company, the claimants requested, and the Company agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. The Company submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012 the Company received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. The Company subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to the Company's motion on June 2, 2013 and subsequently the Company filed a response to this answer on July 15, 2013. A hearing was held on the Company's application for strike out and/or summary judgment on September 18 and 19, 2013.  After the hearing, the judge asked the claimants to respond in writing to his additional questions from the hearing.  The complaints had until October 11, 2013 to provide answers and the Company was given until November 1, 2013 to respond.  On February 26, 2014, the judge denied the Company's motion for strike out/ summary judgment. A case management conference has been scheduled by the Court for October 17, 2014. The Company can provide no assurances that this matter will be successfully resolved. This matter is currently pending. As of the date of this report, a potential loss or a potential range of loss cannot be reasonably estimated.

Through the Company's acquisition of OEC, the Company became the subject of a patent infringement lawsuit originally filed against OEC on February 9, 2010 in the U.S. District Court for the Northern District of Illinois by Trading Technologies International, Inc. seeking injunctive relief and unspecified damages. As reflected in a Second Amended Complaint filed on June 15, 2011, plaintiff alleges infringement of 12 patents relating to real-time display of price quotes and market depth on OEC's electronic trading interfaces. The case was consolidated with 11 related cases in February 2011, and the parties have exchanged infringement, non-infringement and invalidity contentions for several of the disputed patents. In June 2011, the court stayed discovery to allow summary judgment briefing on the ramifications of a recent Federal Circuit decision. On February 9, 2012, the court issued an order, which granted defendants' motions for summary judgment, resulting in a substantial narrowing of the scope of plaintiff's claims. Plaintiff filed a motion for reconsideration of that ruling on March 8, 2012. Plaintiff also filed a motion for certification of judgment for interlocutory appeal. The court denied plaintiff's motion for reconsideration but granted plaintiff's motion for certification of judgments of patent invalidity with respect to four of the asserted patents. On August 30, 2013, the Federal Circuit issued its opinion vacating and remanding the court's judgment of patent invalidity regarding four of the asserted patents. On remand, defendants renewed their motion for summary judgment of patent invalidity. In April 2014, the court deferred its consideration of defendants' renewed motion for summary judgment and signaled its intent to re-start the litigation by requesting that the parties submit a proposed pre-trial schedule. Soon thereafter, one of the defendants filed Certified Business Method (“CBM”) review petitions with the United States Patent and Trademark Office concerning five of the asserted patents.  The court is currently considering a request to stay the case based on the filing of those CBM petitions. Plaintiff's complaint does not specify the amount of damages sought. As of the date of this report, a potential loss or a potential range of loss cannot be reasonably estimated.

11. INCOME TAXES
The Company’s benefit for income taxes was approximately $2.0 million and $0.7 million for the three months ended June 30, 2014 and the six months ended June 30, 2014, respectively. The Company’s provision for income taxes was approximately $7.3 million and $8.1 million for the three months ended June 30, 2013, and the six months ended June 30, 2013, respectively. These amounts reflect effective tax rates of 28.8% and 29.8% for the three months ended June 30, 2014 and the three months ended June 30, 2013, respectively. The Company's effective tax rates of 39.8% and 27.5% for the six months ended June 30, 2014 and the six months ended June 30, 2013, respectively, reflect the Company's estimate of the annual effective tax rate adjusted for certain discrete items.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Condensed Consolidated Balance Sheet.

12. REGULATORY REQUIREMENTS
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of June 30, 2014 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GFT Global Markets UK Ltd.	$9.9	$51.4	$41.5	520%
GAIN Capital Group, LLC	24.8	41.1	16.3	166%
GAIN Capital-Forex.com U.K., Ltd.	27.2	59.6	32.4	219%
Forex.com Japan Co., Ltd.	3.3	7.8	4.5	237%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.5	1.5	179%
GFT Global Markets Asia Pte., Ltd.	—	1.7	1.7	—%
Global Futures & Forex, Ltd.	1.0	4.7	3.7	468%
GAIN Capital Forex.com Australia, Pty. Ltd.	0.9	2.8	1.9	301%
GAIN Capital-Forex.com Canada Ltd.	0.2	1.7	1.5	722%
GAIN Capital Securities, Inc.	0.1	0.5	0.4	934%
GAIN Global Markets, Inc.	0.1	0.3	0.2	296%
Global Assets Advisors, LLC	0.1	0.2	0.1	216%
Total	$69.5	$175.3	$105.7	252%

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
14. SUBSEQUENT EVENTS
In August 2014, the Company announced the payment of a $0.05 dividend per share of Common Stock payable on September 19, 2014 to stockholders of record on September 12, 2014.
On July 1, 2014, the Company closed the acquisition of Galvan Research and Trading Limited, a UK CFD advisory business.
On July 10, 2014, the Company entered into an asset purchase agreement with Valaquenta Intellectual Property Limited and an asset purchase agreement with Forexster Limited, pursuant to which the Company agreed to purchase from Valaquenta and Forexster the software and other intellectual property assets utilized to operate the electronic trading platform offered to customers in the Company's GTX business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN”, the “Company”, “our”, “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. Our fiscal quarter ended on June 30, 2014.
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

OVERVIEW

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. We service retail and institutional customers in more than 180 countries worldwide and conduct business from our offices in New York, New York; Bedminster, New Jersey; Jersey City, New Jersey; Chicago, Illinois: Powell, Ohio; Grand Rapids, Michigan; London, England; Tokyo, Japan; Sydney, Australia; Beijing, China; Hong Kong and Singapore.

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

Market Overview

Overall market conditions were challenging during the three months ended June 30, 2014.  During this period, volatility in the major currencies remained deflated with 10-year lows eclipsing those seen in the first quarter. Currency trading occurred within narrow price ranges, which together with the low levels of market volatility continued to negatively impact our ability to generate revenue on trading volumes in our retail OTC business.  To a lesser degree, we believe these market conditions decreased client engagement in our institutional and exchange-traded futures businesses.  Our key operating metrics remained broadly stable in the second quarter, despite the challenging market conditions.

Key Income Statement Line Items and Key Operating Metrics
The following table sets forth key financial metrics for our business for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$69,763	$73,088	$151,133	$122,929
Net (loss)/income applicable to GAIN Capital Holdings, Inc.	$(4,992)	$17,164	$(1,129)	$21,442
Revenue
We generate revenue from trading revenue, commission revenue, other revenue and interest income.
Trading Revenue
Trading revenue is our largest source of revenue and has traditionally been primarily generated in our retail forex business. Trading revenue represented 52.2% and 58.0% of our total net revenue for the three and six months ended June 30, 2014 and 78.6% and 75.5% of our total net revenue for the three and six months ended June 30, 2013, respectively.

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

For the three and six months ended June 30, 2014, approximately 94.0% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our wholesale forex trading partners, and the remaining 6.0% of our average daily retail trading volume consisted of our net exposure, compared to average daily retail trading volume hedged of approximately 97.6% and 97.8% for the three and six months ended June 30, 2013, respectively.
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

Net Interest Revenue / Expense
Net interest revenue/expense consists primarily of the revenue generated by our cash and customer cash held by us at banks and on deposit as collateral with our wholesale forex trading partners, less interest expense on customer accounts.
Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term U.S. government securities or treasury bills. Such deposits and investments earned interest at an average effective rate of approximately 0.1% for the three months ended June 30, 2014 and 2013. Interest paid to customers varies among customer accounts primarily due to the net value of a customer account. From time to time, we also make available interest promotions pursuant to which we may pay certain customers higher levels of interest than that which is paid to other customers. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $0.3 million for the three months ended June 30, 2014. Net interest revenue was $0.3 million interest for the three months ended June 30, 2013.
Expenses
Our expenses are principally comprised of employee compensation and benefits, selling and marketing, referral fees, trading expenses, interest on long term borrowings and other expenses.

In an effort to align the presentation of expenses with competitors in the industry in order to enable easier comparisons, we have presented the interest expense incurred on borrowings and debt, previously presented in "Interest expense" in net revenue, under a separate income statement line item, "Interest on long term borrowings", which is shown below operating expenses. Also, commissions paid to employees, previously presented in "Trading expenses and commissions" are now under "Employee compensation and benefits." Additionally, the Company has presented compensation paid to its white label partners and introducing brokers, which was also previously presented in "Trading expenses and commissions," under the new caption of "Referral fees." The remaining items that were previously presented in "Trading expenses and commissions" including exchange fees, fees for news services and prime broker fees, are now presented under a new caption, "Trading expenses." These changes in presentation had no effect on our net income.

Employee Compensation and Benefits
Employee compensation and benefits includes salaries, commissions, bonuses, stock-based compensation, contributions to benefit programs and other related employee costs.

Selling and Marketing
Our marketing strategy employs a combination of direct online marketing and focused branding programs, with the goal of raising awareness and cost-effectively acquiring customers for our products and services. For the three and six months ended June 30, 2014, selling and marketing expense was $5.2 million and $11.3 million respectively, compared to $4.7 million and $10.1 million for the three and six months ended June 30, 2013, respectively. The fluctuations relate to current corporate strategies.
Referral Fees
Referral fees consist of compensation paid to our white label partners and introducing brokers. We generally provide white label partners with the platform, systems, and back-office services necessary for them to offer trading services to their customers. Introducing brokers identify and direct trading customers to us. White labels and introducing brokers market to and locate customers, while providing us with trade flow.
Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from their customers.  Our indirect business accounted for 49.0% of retail trading volume in each of the three and six months ended June 30, 2014, and 35.2% and 35.0% for the three and six months ended June 30, 2013, respectively.

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

Purchased Intangible Amortization
Purchased intangible amortization consists of amortization related to intangible assets we acquired in 2014, 2013, 2012 and 2011 in connection with our acquisition of customer accounts in several transactions we executed during these periods. The principal intangible assets acquired were customer assets and a non-compete agreement. These intangible assets have useful lives ranging from one year to six years.

Communications and Technology
Communications and technology consists of communications fees, product development, software and maintenance expenses.

Bad debt provision
Bad debt provision represents the amounts estimated for the uncollectibility of certain outstanding balances during the period.

Restructuring Expenses
For the three and six months ended June 30, 2014, we incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with ASC 420 and ASC 712.

Acquisition Expenses
For the three and six months ended June 30, 2014, we incurred acquisition related expenses, which included non-recurring costs, such as legal, accounting, valuation and other costs specified in ASC 805. These costs are expensed as incurred.

Integration Expenses
For the three and six months ended June 30, 2014, we incurred integration expenses, which are non-recurring acquisition related costs that do not meet the definition of acquisition costs specified in ASC 805. These costs include retention bonuses paid to employees and the cost of retiring redundant assets.

Interest on long term borrowings
Interest on long term borrowings consists of interest expense on our 4.125% Convertible Senior Notes due 2018, which were issued in November 2013.
Operating Metrics
The following table sets forth key operating metrics for our business for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Retail
Funded Accounts	130,840	96,977	130,840	96,977
Active OTC Accounts	94,261	64,144	94,261	64,144
Futures Contracts	1,710,944	1,434,478	3,283,409	2,716,544
OTC Trading Volume (billions)	$522.2	$462.1	$1,094.5	$899.1
OTC Average Daily Volume (billions)	$8.0	$7.2	$8.6	$7.0
Client Assets (millions)	$840.0	$739.3	$840.0	$739.3
Institutional
Institutional Trading Volume (billions)	$1,348.7	$1,065.8	$2,702.2	$1,955.7
Institutional Average Daily Volume (billions)	$20.7	$16.4	$21.1	$15.2

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

In order to increase customer trading volume, we focus our marketing, customer service and education activities on attracting new customers and increasing overall customer trading activity.

For the three and six months ended June 30, 2014 and June 30, 2013, no single retail customer accounted for more than 3.0% of our retail trading volume for the period.

Funded Accounts
Funded accounts represent retail customers who maintain cash balances with us. We believe the number of funded retail accounts is an important indicator of our ability to attract new retail customers that can potentially lead to trading volume and revenue in the future; however, it does not represent actual trades executed.

Active OTC Accounts
Active OTC accounts represent customers who executed at least one trade during the relevant period. We believe active OTC accounts is an important operating metric because it correlates to our trading volume and revenue.

Futures Contracts
Futures contracts represent the total number of contracts transacted by customers of our futures division.
OTC Trading Volume
OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our retail customers. Approximately 27.9% and 28.8% of our customer trading volume for the three and six months ended June 30, 2014 was generated by our retail businesses, compared to 30.2% and 31.5% for the three and six months ended June 30, 2013, respectively.

Average Daily Volume
Average daily volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our customers in a given period divided by the number of trading days in the given period.

Client Assets
Client assets represent amounts due to clients, including customer deposits and unrealized gains or losses arising from open positions.
Institutional Trading Volume
Trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our institutional customers. Approximately 72.1% and 71.2% of our customer trading volume for the three and six months ended June 30, 2014, respectively, was generated by our institutional trading business, compared to 69.8% and 68.5% for the months ended June 30, 2013, respectively.
RESULTS OF OPERATIONS
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
REVENUE:
Trading revenue	$36,442	$57,477	$87,646	$92,790
Commission revenue	32,424	14,254	62,224	25,087
Other revenue	638	1,102	721	4,710
Total non-interest revenue	69,504	72,833	150,591	122,587
Interest revenue	401	303	764	421
Interest expense	142	48	222	79
Total net interest revenue	259	255	542	342
Total net revenue	$69,763	$73,088	$151,133	$122,929
Our total net revenue decreased $3.3 million, or 4.6%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Total net revenue increased $28.0 million, or 22.8% for the six months ended June 30, 2014, compared to the six months ended June 30, 2013.
Trading revenue for the three and six months ended June 30, 2014 decreased $21.0 million, or 36.6%, and $5.1 million, or 5.5% compared to the three and six months ended June 30, 2013, respectively. These decreases were primarily a result of decreased revenue capture resulting from challenging market conditions, partially offset by our acquisition of GFT in September 2013.
Commission revenue increased $18.2 million, or 127.5%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The increase was due to an additional $2.5 million from our futures business, as well as an increase of $1.0 million from our GTX business. Our sales trader business, acquired from GFT, contributed an additional $14.7 million.
Commission revenue increased $37.1 million, or 148.0% for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The increase was due to an additional $3.6 million from our GTX business, as well as an increase of $4.3 million from our futures business. Our sales trader business, acquired from GFT, contributed an additional $29.2 million.
Our other revenue decreased $0.5 million, or 42.1% and $4.0 million, or 84.7% for the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. These decreases were primarily due to the impact of foreign currency translation.

Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Total Expenses	$75,314	$48,562	$150,113	$93,188
As a percentage of net revenue	108.0%	66.4%	99.3%	75.8%
Our total expenses for the three months ended June 30, 2014 increased $26.8 million, or 55.1%, compared to the three months ended June 30, 2013. The increase is primarily due to the impact of including GFT's business in our results for the three months ended June 30, 2014. We acquired GFT in September 2013 and its results, therefore, are not included for the three months ended June 30, 2013. The increases in expenses consisted primarily of an increase of $9.6 million in referral fees, an increase of $6.5 million in employee compensation and benefits, and increase of $3.4 million in general and administrative expenses, an increase of $2.8 million in trading expense, an increase of $1.8 million in communication and technology expense, and an increase of $1.0 million purchased intangible amortization.
Our total expenses for the six months ended June 30, 2014 increased $56.9 million, or 61.1%, compared to the six months ended June 30, 2013. The increase is primarily due to the impact of including GFT's business in our results for the six months ended June 30, 2014. We acquired GFT in September 2013 and its results, therefore, are not included for the six months ended June 30, 2013. The increases in expenses consisted primarily of an increase of $20.1 million in referral fees, an increase of $13.4 million in employee compensation and benefits, an increase of $7.1 million in general and administrative expenses, an increase of $5.9 million in trading expense, an increase in of $3.6 in communication and technology expense and an increase of $2.9 million in acquisition, restructuring and integration related expense.
Employee Compensation and Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Employee compensation and benefits	$24,093	$17,547	$45,935	$32,576
As a percentage of net revenue	34.5%	24.0%	30.4%	26.5%
Employee compensation and benefits for the three months ended June 30, 2014 increased $6.5 million, or 37.3% , compared to the three months ended June 30, 2013. Salaries and benefits (excluding commissions and bonus) increased $6.4 million primarily due to the GFT acquisition. Commissions increased $5.3 million, primarily due to our sales trader business, acquired from GFT, as well as increased performance in our GTX business. Bonus expenses decreased $5.2 million due to the results of operations compared to the prior year period.
Employee compensation and benefits for the six months ended June 30, 2014 increased $13.4 million, or 41.0%, compared to the six months ended June 30, 2013. Salaries and benefits (excluding commissions and bonus) increased $8.3 million primarily due to the GFT acquisition. Commissions increased $7.3 million, primarily due to our sales trader business, acquired from GFT, as well as increased performance in our GTX business. Bonus expenses decreased $2.2 million due to the results of operations compared to the prior year period.
Referral fees

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Referral fees	$20,537	$10,972	$41,225	$21,158
As a percentage of net revenue	29.4%	15.0%	27.3%	17.2%
Referral fees for the three and six months ended June 30, 2014 increased $9.6 million, or 87.2% , and $20.1 million, or 94.8%, respectively, compared to the three and six months ended June 30, 2013. These increases were primarily a result of greater customer trading volume directed to us by our white label partners and introducing brokers, primarily due to partner relationships acquired as part of the GFT acquisition.

Trading expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Trading expenses	$7,169	$4,333	$14,057	$8,122
As a percentage of net revenue	10.3%	5.9%	9.3%	6.6%
Trading expenses for the three and six months ended June 30, 2014 increased $2.8 million, or 65.5% , and $5.9 million, or 9.3%, respectively, compared to the three and six months ended June 30, 2013. The increase in trading expense consisted primarily of increased exchange fees for our retail business resulting from greater trading volume following the acquisition of GFT. Exchange fees are fees paid to stock exchanges and other third-parties for exchange market data that we provide to our customers or use to create our own derived data products.
Communications and technology

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Communications and technology	$3,829	$2,018	$7,823	$4,253
As a percentage of net revenue	5.5%	2.8%	5.2%	3.5%
Communications and technology expenses for the three and six months ended June 30, 2014 increased $1.8 million, or 89.7% , and $3.6 million, or 83.9%, respectively, compared to the three and six months ended June 30, 2013. These increases were principally attributable to the acquisition of GFT.
General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
General and administrative	$9,850	$6,453	$19,057	$11,964
As a percentage of net revenue	14.1%	8.8%	12.6%	9.7%
General and administrative expenses for the three and six months ended June 30, 2014 increased $3.4 million, or 52.6% , and $7.1 million, or 59.3%, respectively, compared to the three and six months ended June 30, 2013. These increases were principally due to increased bank fees, primarily attributable to an increase in customer activity and accounts acquired in the GFT transaction, and an increase in occupancy and equipment, primarily due to the additional locations acquired in the GFT transaction.

Selling and Marketing Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Selling and marketing	$5,199	$4,705	$11,315	$10,145
As a percentage of net revenue	7.5%	6.4%	7.5%	8.3%
Selling and marketing expense for the three and six months ended June 30, 2014 increased $0.5 million, or 10.5% , and $1.2 million, or 11.5%, respectively, compared to the three and six months ended June 30, 2013. The increases are primarily a result of legacy GFT marketing contracts.

Purchased Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Purchased intangible amortization	$1,574	$566	$2,613	$1,202
As a percentage of net revenue	2.3%	0.8%	1.7%	1.0%
Purchased intangible amortization for the three and six months ended June 30, 2014 increased $1.0 million, or 178.1% , and $1.4 million, or 117.4%, respectively, compared to the three and six months ended June 30, 2013. These increases were primarily due to an increase in amortization relating to the acquisition of GFT.
Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Depreciation and amortization	$1,798	$1,769	$4,008	$3,382
As a percentage of net revenue	2.6%	2.4%	2.7%	2.8%
Depreciation and amortization increased marginally for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, and $0.6 million, or 18.5%, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The increases were principally due to the acquisition of GFT.
Acquisition Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Acquisition expense	$202	$—	$628	$—
As a percentage of net revenue	0.3%	—%	0.4%	—%
Acquisition expenses are costs directly attributable to the acquisitions in 2014, primarily consisting of legal, accounting and other professional advisory fees.
Restructuring

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Restructuring	$212	$—	$571	$—
As a percentage of net revenue	0.3%	—%	0.4%	—%
Restructuring expenses reflect severance payments and related expenses that arose in connection with headcount reductions initiated in the year ended December 31, 2013.
Integration

	Three Months Ended March 31,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Integration	$269	$—	$1,719	$—
As a percentage of net revenue	0.4%	—%	1.1%	—%
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
As a holding company, nearly all of our funds from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. The following table shows the amount of cash held by our non-U.S. operating subsidiaries and the level of undistributed earnings (amounts in thousands) at June 30, 2014:

Entity Name	Cash	Undistributed Earnings
GAIN Capital-Forex.com U.K., Ltd.	$440,031	$78,178
Forex.com Japan Co., Ltd.	52,227	—
GAIN Capital Forex.com Australia, Pty. Ltd.	29,702	—
GFT Global Markets UK Ltd.	13,985	54,835
GFT Global Markets Asia Pte., Ltd.	9,525	—
GAIN Capital-Forex.com Hong Kong, Ltd.	3,643	—
GAIN Capital-Forex.com Canada Ltd.	3,321	—
GAIN GTX Singapore Pte. Ltd.	316	40
GAIN Capital-Forex.com Singapore Ltd.	222	—
GAIN Global Markets, Inc.	69	—
Island Traders (Cayman) Limited	8	—
Total	$553,049	$133,053
At June 30, 2014, as reflected in the table above, we had approximately $133.1 million of undistributed earnings of our foreign subsidiaries indefinitely invested outside the United States. These earnings are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. No provision has been made for U.S. taxes that would arise if these earnings were repatriated to the United States. If these earnings had been repatriated into the United States as of June 30, 2014, in the form of dividends or otherwise, the Company would have been subject to additional income taxes of approximately $18.6 million.
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
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of June 30, 2014 and the actual amounts of capital that were maintained on that date (amounts in millions):

	Minimum Regulatory	Capital Levels	Excess Net
Entity Name	Capital Requirements	Maintained	Capital
GFT Global Markets UK Ltd.	$9.9	$51.4	$41.5
GAIN Capital Group, LLC	24.8	41.1	16.3
GAIN Capital-Forex.com U.K., Ltd.	27.2	59.6	32.4
Forex.com Japan Co., Ltd.	3.3	7.8	4.5
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.5	1.5
GFT Global Markets Asia Pte., Ltd.	—	1.7	1.7
Global Futures & Forex, Ltd.	1.0	4.7	3.7
GAIN Capital Forex.com Australia, Pty. Ltd.	0.9	2.8	1.9
GAIN Capital-Forex.com Canada Ltd.	0.2	1.7	1.5
GAIN Global Markets, Inc.	0.1	0.3	0.2
GAIN Capital Securities, Inc.	0.1	0.5	0.4
Global Assets Advisors, LLC	0.1	0.2	0.1
Total	$69.5	$175.3	$105.7

Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC, is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements. Sections 11 and 12. Under applicable provisions of these regulations, Gain Capital Group, LLC is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin, or $20,000,000, plus 5% of all liabilities owed to customers exceeding $10,000,000. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets primarily consist of cash and cash equivalents reported on our balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of June 30, 2014, GAIN Capital Group, LLC had net capital of approximately $41.1 million and net capital requirements of $24.8 million. As of June 30, 2014, the excess net capital of GAIN Capital Group, LLC was $16.3 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements.

In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. A number of significant provisions contained in the law affect, or will affect once implementing regulations are adopted by the appropriate federal agencies, our business.  Among other things, the Dodd-Frank Act provides for additional regulation of swaps and security-based swaps, including some types of foreign exchange and metals derivatives in which we engage. The Dodd-Frank Act requires the registration of swap dealers and swap execution facilities with the CFTC and imposes significant regulatory requirements on swap dealers and swap execution facilities. Effective February 27, 2013, GAIN GTX, LLC, became registered with the CFTC and NFA as a swap dealer. Effective April 17, 2014, GTX SEF, LLC became temporarily registered with the CFTC as a swap execution facility. Certain of our other subsidiaries may be required to register, or may register voluntarily, as swap dealers and/or swap execution facilities. Swap dealers and swap execution facilities are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including adherence to risk management policies, supervisory procedures, trade record and real time reporting requirements as well as proposed rules for new minimum capital requirements. The specific parameters of these swap dealer and swap execution facility requirements are being developed by the CFTC and other regulators. The full impact of the regulation on GAIN GTX, LLC, GTX SEF, LLC and any other of our subsidiaries that register as a swap dealer and/or swap execution facility remains unclear. It is likely, however, that these entities will face increased costs due to the registration and regulatory requirements listed above. Complying with the proposed regulation of swap dealers and swap execution facilities could require us to restructure our businesses, require extensive systems changes, require personnel changes or raise additional potential liabilities and regulatory oversight. Compliance with swap-related regulatory capital requirements may require us to devote more capital to our GTX business. The increased costs associated with compliance, and the changes that will be required in our OTC and clearing businesses, may adversely impact our results of operations, cash flows, or financial condition.
We are required to maintain cash on deposit with our wholesale forex trading partners in order to conduct our hedging activities. As of June 30, 2014, we posted $233.2 million million in cash with wholesale forex trading partners, of which $159.0 million million was required as collateral pursuant to our agreements for holding securities positions with such institutions, with 62.1 million million representing the available cash in excess of required collateral. As of June 30, 2014, total client assets were $840.0 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from our clients’ open positions.
The table set forth below provides information regarding our total available liquidity as of June 30, 2014 and as of December 31, 2013. We use this non-GAAP measure to evaluate our business operations and our ability to continue to grow through acquisitions (amounts in millions):

	As of June 30, 2014	As of December 31, 2013
Cash & cash equivalents	$12.9	$39.9
Cash & securities held for customers	840.0	739.3
Short term investments(1)	0.8	0.8
Receivable from banks & brokers(2)	233.2	227.6
Total operating cash	1,086.9	1,007.6
Less: Cash & securities held for customers	(840.0)	(739.3)
Net operating cash	246.9	268.3
Less: Minimum regulatory capital requirements	(69.5)	(85.7)
Convertible Senior Notes(3)	(80.0)	(80.0)
Free cash available(4)	97.4	102.6

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

(3)	The note payable amount reflects the aggregate principal amount of the notes outstanding, rather than solely the debt portion that is carried on our consolidated balance sheets at June 30, 2014.

(4)	Does not reflect reduction for current liabilities of $62.8 million and $72.1 million at June 30, 2014 and December 31, 2013, respectively.

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
In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and was reflected as a liability in our consolidated balance sheet in an amount equal to the fair value, which, as of June 30, 2014, was $67.1 million.

The equity component of the notes is included in the additional paid-in capital section of our stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of June 30, 2014, was $12.1 million. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of non-cash interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our consolidated income statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the debt discount and the notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
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
Cash Flow
The following table sets forth a summary of our cash flow for the six months ended June 30, 2014 and the six months ended June 30, 2013 (amounts in thousands):

	For the Six Months Ended June 30,
	2014	2013
Cash (used for)/provided by operating activities	$(17,306)	$19,491
Cash used for investing activities	(10,814)	(2,303)
Cash (used for)/provided by financing activities	(1,999)	5,961
Effect of exchange rate changes on cash and cash equivalents	3,181	60
(Decrease)/Increase in cash and cash equivalents	$(26,938)	$23,209
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
Cash used for operating activities was $(17.3) million for the six months ended June 30, 2014, compared to cash provided by operating activities of $19.5 million for the six months ended June 30, 2013. The decrease in net income accounts for the majority of this fluctuation, along with an increase in cash used for accrued expenses and other liabilities, as well as an increase in cash used for accrued compensation and benefits.

Cash used for investing activities was $(10.8) million for the six months ended June 30, 2014, compared to cash used for investing activities of $2.3 million for the six months ended June 30, 2013. This increase in cash used is driven primarily by the acquisitions of GAA and TT, completed in 2014, with no comparative activity in the first half of 2013.
Cash used for financing activities was $2.0 million for the six months ended June 30, 2014, compared to cash provided by financing activities of $6.0 million for the six months ended June 30, 2013. This increase in cash used by financing activities results primarily from the revolving line of credit drawdown in the first half of 2013, with no comparative event in the first half of 2014.
Capital Expenditures
Capital expenditures were $4.3 million for the six months ended June 30, 2014, compared to $2.9 million for the six months ended June 30, 2013. Capital expenditures for both periods primarily related to the development of our trading platforms and websites.
Contractual Obligations
For the six months ended June 30, 2014, there were no significant changes to our vendor or operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance-Sheet Arrangements
At June 30, 2014 and December 31, 2013, we did not have any off-balance-sheet arrangements.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur periodically could materially impact the financial statements. While our significant accounting policies are described in more detail in the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, we believe the following accounting policies to be critical to the estimates and assumptions used in the preparation of our Unaudited Condensed Consolidated Financial Statements.
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
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our consolidated financial statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customer’s cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents is held in cash and cash equivalents including cash at banks, deposits at wholesale trading partners, in money market funds that invest in short-term U.S. government securities and in United States and Canadian Imperial Bank of Commerce treasury bills. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of June 30, 2014, an immediate 100 basis point increase in short-term interest rates would result in approximately $10.8 million more in annual pretax income.
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
Credit Risk
Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. As a result, we require that each trade must be collateralized in accordance with our margin policies described below. Each customer is required to have minimum funds in their account for opening positions, which we refer to as the initial margin, and for maintaining positions, which we refer to as maintenance margin, depending on the product being traded. Margin requirements are expressed as a percentage of the customer’s total position in that product, and the customer’s total margin requirement is based on the aggregate margin requirement across all of the positions that a customer holds at any one moment in time. Each net position in a particular product is margined separately. Accordingly, we do not net across different positions, thereby following a fairly conservative margin policy. Our systems automatically monitor each customer’s margin requirements in real time.  We typically confirm that each of our customers has sufficient cash collateral in his or her account before we execute their trades, although we may execute trades for certain of our futures clients that are not fully collateralized if we are otherwise reasonably satisfied with their creditworthiness. If at any point in time a customer has “negative equity” because his or her trading position does not comply with the applicable margin requirement, the position may be automatically liquidated, partially or entirely, in accordance with our margin policies and procedures. This policy protects both us and the customer. The incidence of negative equity in customer accounts has been immaterial to our operations in the six months ended June 30, 2014, which we believe was attributable to our real-time margining and liquidation policies and procedures. Our margin and liquidation policies are set forth in our customer agreements.
We are also exposed to potential credit risk relating to the counterparties with which we hedge our trades and the financial institutions with which we deposit cash. We mitigate these risks by transacting with several of the largest financial institutions in the world. In the event that our access to one or more financial institutions becomes limited, our ability to hedge may be impaired.
Market Risk
Because we act as counterparty to our retail OTC customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of June 30, 2014, we maintained capital levels of $175.3 million, which represented approximately 2.5 times the capital we were required to hold under applicable regulations.
Cash Liquidity Risk
In normal conditions, our market making business of providing online forex trading and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currencies pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with nine financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds. Collateral on deposit ranged from $202.3 million to $287.6 million in the aggregate, during the six months ended June 30, 2014.
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

On August 11, 2014, the Company filed a Current Report on Form 8-K indicating that the Company's Audit Committee had concluded that the Company's unaudited condensed consolidated financial statements for the quarter ended March 31, 2014 should no longer be relied upon. The Company also filed an amended Quarterly Report on Form 10-Q/A on August 11, 2014 in which the management of the Company concluded that a material weakness in internal control over financial reporting existed at March 31, 2014, resulting from human error in the booking of certain revenue and expense items following the combination of the operations of the Company's subsidiaries in the United Kingdom that was not prevented by the Company's risk assessment procedures and manual controls at the time of the combination. Although the Company continues its remediation efforts, as described below under "- Remediation Plan", the management of the Company has concluded that the material weakness identified in the Form 10-Q/A continues to exist as of the date of this report.

In light of this material weakness in internal control over financial reporting, the CEO and CFO have concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were not effective to ensure that information the Company is required to disclose in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, or reported, within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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
For the six months ended June 30, 2014, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2013, filed on March 17, 2014. The following supplements and amends those discussions.

As previously disclosed, on February 16, 2012, we received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with us and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on us, the claimants requested, and we agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. We submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012, we received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. We subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to our motion on June 2, 2013 and subsequently we filed a response to this answer on July 15, 2013. A hearing was held on our application for strike out and/or summary judgment on September 18 and 19, 2013.  After the hearing, the judge asked the claimants to respond in writing to his additional questions from the hearing.  The complaints had until October 11, 2013 to provide answers and we were given until November 1, 2013 to respond.  On February 26, 2014, the judge denied our motion for strike out/summary judgment. A case management conference has been scheduled by the Court for October 17, 2014. We can provide no assurances that this matter will be successfully resolved. This matter is currently pending. As of the date of this report, a potential loss or a potential range of loss cannot be reasonably estimated.
As previously disclosed, through our acquisition of OEC, we became the subject of a patent infringement lawsuit originally filed against OEC on February 9, 2010 in the U.S. District Court for the Northern District of Illinois by Trading Technologies International, Inc. seeking injunctive relief and unspecified damages. As reflected in a Second Amended Complaint filed on June 15, 2011, plaintiff alleges infringement of 12 patents relating to real-time display of price quotes and market depth on OEC's electronic trading interfaces. The case was consolidated with 11 related cases in February 2011, and the parties have exchanged infringement, non-infringement and invalidity contentions for several of the disputed patents. In June 2011, the court stayed discovery to allow summary judgment briefing on the ramifications of a recent Federal Circuit decision. On February 9, 2012, the court issued an order, which granted defendants' motions for summary judgment, resulting in a substantial narrowing of the scope of plaintiff's claims. Plaintiff filed a motion for reconsideration of that ruling on March 8, 2012. Plaintiff also filed a motion for certification of judgment for interlocutory appeal. The court denied plaintiff's motion for reconsideration but granted plaintiff's motion for certification of judgments of patent invalidity with respect to four of the asserted patents. On August 30, 2013, the Federal Circuit issued its opinion vacating and remanding the court's judgment of patent invalidity regarding four of the asserted patents. On remand, defendants renewed their motion for summary judgment of patent invalidity. In April 2014, the court deferred its consideration of defendants' renewed motion for summary judgment and signaled its intent to re-start the litigation by requesting that the parties submit a proposed pre-trial schedule. Soon thereafter, one of the defendants filed Certified Business Method (“CBM”) review petitions with the United States Patent and Trademark Office concerning five of the asserted patents.  The court is currently considering a request to stay the case based on the filing of those CBM petitions. Plaintiff's complaint does not specify the amount of damages sought. As of the date of this report, a potential loss or a potential range of loss cannot be reasonably estimated.

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
(a) Unregistered Sales of Equity Securities

None.
(b) Purchase of Equity Securities by the Issuer

The following table presents information regarding our purchases of our common stock in the six months ended June 30, 2013:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2014-January 31, 2014	—	—	—	9,321,167
February 1, 2014-February 28, 2014	—	—	—	9,321,167
March 1, 2014-March 31, 2014	—	—	—	9,321,167
April 1, 2014-April 30, 2014	—	—	—	9,321,167
May 1, 2014-May 31, 2014	100,000	$7.93	100,000	8,528,167
June 1, 2014-June 30, 2014	—	—	—	8,528,167
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