Form 10-Q
period 2014-09-30
GAIN Capital Holdings, Inc.
filed 2014-11-10
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 7, 2014, the registrant had 41,351,545 shares of common stock, $0.00001 par value per share, outstanding.

GAIN Capital Holdings, Inc.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION
GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of September 30, 2014	As of December 31, 2013
ASSETS:
Cash and cash equivalents	$82,172	$39,871
Cash and securities held for customers	849,737	739,318
Short term investments, at fair value	852	788
Receivables from banks and brokers, ($15,734) and ($9,784), respectively, at fair value	165,327	227,630
Property and equipment, net of accumulated depreciation	19,732	17,118
Prepaid assets	4,173	8,790
Goodwill	30,442	11,668
Intangible assets, net	63,800	34,828
Other assets, net	43,761	32,549
Total assets	$1,259,996	$1,112,560
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers, brokers, dealers, FCMs and other regulated entities, $142,555 and $129,224, respectively, at fair value	$849,737	$739,318
Accrued compensation and benefits	10,235	12,985
Accrued expenses and other liabilities	63,826	56,693
Income tax payable	5,706	3,803
Convertible senior notes	67,726	65,360
Total liabilities	997,230	878,159
Commitments and contingent liabilities
Redeemable non-controlling interest	10,448	—
GAIN Capital Holdings, Inc. shareholders’ equity
Common stock ($0.00001 par value; 60 million shares authorized; 43,751,168 shares issued and 41,154,993 shares outstanding as of September 30, 2014; 41,921,609 shares issued and 39,425,434 shares outstanding as of December 31, 2013)	—	—
Accumulated other comprehensive income	2,307	2,576
Additional paid-in capital	150,778	138,691
Treasury stock, at cost (2,596,175 shares at September 30, 2014 and 2,496,175 at December 31, 2013, respectively)	(16,263)	(15,469)
Retained earnings	115,496	108,603
Total GAIN Capital Holdings, Inc. shareholders’ equity	252,318	234,401
Total liabilities and shareholders’ equity	$1,259,996	$1,112,560
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE:
Trading revenue	$63,941	$50,919	$151,587	$143,708
Commission revenue	34,969	12,662	97,193	37,749
Other revenue	4,478	(3,010)	5,198	1,700
Total non-interest revenue	103,388	60,571	253,978	183,157
Interest revenue	359	207	1,123	629
Interest expense	97	21	319	101
Total net interest revenue	262	186	804	528
Total net revenue	103,650	60,757	254,782	183,685
EXPENSES:
Employee compensation and benefits	25,505	17,757	71,440	50,332
Selling and marketing	4,803	5,713	16,118	15,858
Referral fees	24,640	12,442	65,865	33,600
Trading expenses	6,032	4,049	20,089	12,171
General and administrative	9,056	5,710	28,113	16,669
Depreciation and amortization	1,717	1,852	5,725	5,234
Purchased intangible amortization	2,228	486	4,841	1,687
Communications and technology	3,822	2,249	11,645	6,503
Bad debt provision	1,528	807	2,690	1,193
Acquisition expense	917	451	1,545	1,456
Restructuring	436	439	1,007	439
Integration	—	—	1,719	—
Total operating expense	80,684	51,955	230,797	145,142
OPERATING PROFIT	22,966	8,802	23,985	38,543
Interest on long term borrowings	1,496	159	4,390	327
INCOME BEFORE INCOME TAX EXPENSE	21,470	8,643	19,595	38,216
Income tax expense	5,340	3,043	4,595	11,172
NET INCOME	16,130	5,600	15,000	27,044
Net income attributable to non-controlling interest	785	—	987	—
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	15,345	5,600	14,013	27,044
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustment	(2,988)	3,983	(269)	117
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$12,357	$9,583	$13,744	$27,161
Earnings per common share:
Basic	$0.35	$0.16	$0.32	$0.76
Diluted	$0.33	$0.14	$0.30	$0.69
Weighted average common shares outstanding used in computing earnings per common share:
Basic	41,038,782	36,062,659	40,243,330	35,563,701
Diluted	43,523,862	39,730,857	43,054,959	38,722,667
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE—December 31, 2013	39,425,434	$—	$(15,469)	$138,691	$108,603	$2,576	$234,401
Exercise of options	391,522	—	—	1,204	—	—	1,204
Issuance of common stock	978,736	—	—	6,493	—	—	6,493
Conversion of restricted stock into common stock	397,239	—	—	—	—	—	—
Employee stock purchase plan	62,062	—	—	461	—	—	461
Repurchase of shares	(100,000)	—	(794)	—	—	—	(794)
Stock compensation expense	—	—	—	2,666	—	—	2,666
Foreign currency translation adjustment	—	—	—	—	—	(269)	(269)
Tax benefit of stock options exercises	—	—	—	1,263	—	—	1,263
Dividend declared ($0.05 quarterly dividend per share)	—	—	—	—	(6,054)	—	(6,054)
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	14,013	—	14,013
Adjustment to the redemption value of put options	—	—	—	—	(1,066)	—	(1,066)
BALANCE—September 30, 2014	41,154,993	$—	$(16,263)	$150,778	$115,496	$2,307	$252,318
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gain Capital Holdings, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,000	$27,044
Adjustments to reconcile net income to cash provided by operating activities
Gain on foreign currency exchange rates	3,153	2,243
Depreciation and amortization	10,566	6,921
Deferred taxes	(2,430)	2,076
Amortization of deferred financing costs	265	—
Convertible note discount amortization	1,599	—
Bad debt provision	2,690	1,193
Stock compensation expense	2,666	2,272
Changes in operating assets and liabilities:
Cash and securities held for customers	(122,523)	(13,173)
Receivables from banks and brokers	61,316	(37,952)
Prepaid assets	365	(1,617)
Other assets	(8,595)	(5,494)
Payables to customers, brokers, dealers, FCMs and other regulated entities	122,523	13,173
Accrued compensation and benefits	(2,745)	5,130
Accrued expenses and other liabilities	(945)	5,364
Income tax payable	1,393	3,190
Cash provided by operating activities	84,298	10,370
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,061)	(4,351)
Purchases of certificates of deposit	(100)	—
Sale of treasury bills	—	606
Funding of acquisitions, net of cash acquired	(27,013)	(4,219)
Cash used for investing activities	(35,174)	(7,964)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquired assets	—	(2,420)
Proceeds from exercise of stock options	1,204	1,524
Proceeds from employee stock purchase plan	461	181
Purchase of treasury stock	(794)	(987)
Tax benefit from employee stock option exercises	1,263	373
Dividend payment	(6,054)	(5,348)
Cash used for financing activities	(3,920)	(6,677)
Effect of exchange rate changes on cash and cash equivalents	(2,903)	(4,226)
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	42,301	(8,497)
CASH AND CASH EQUIVALENTS—Beginning of period	39,871	36,820
CASH AND CASH EQUIVALENTS—End of period	$82,172	$28,323
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$(1,784)	$(190)
Taxes	$(7,121)	$(5,540)
Non-cash financing activities:
Common stock issued as consideration for asset and business acquisitions	$(6,493)	$(35,079)
Adjustment to redemption value of put options	$(1,066)	$—

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
The following list includes each of the Company’s significant U.S. and international regulated subsidiaries as of September 30, 2014:
GAIN Capital Group, LLC
GAIN Capital-Forex.com U.K., Ltd.
Forex.com Japan Co., Ltd.
GAIN Capital Forex.com Australia Pty. Ltd.
GAIN Capital-Forex.com Hong Kong Ltd.
GAIN Capital-Forex.com Canada, Ltd.
GAIN GTX, LLC
GAIN GTX SEF, LLC
Global Futures & Forex, Ltd.
GFT Global Markets UK Ltd.
GFT Global Markets Asia Pte., Ltd.
Global Assets Advisors, LLC
Top Third Ag Marketing LLC
Galvan Research and Trading, Ltd.
Faraday Research LLP
In July 2014, the Company acquired all of the outstanding share capital of Galvan Research and Trading, Ltd. ("Galvan"), a UK based corporation, and its subsidiaries, Faraday Research LLP and Galvan LLP.
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements for the interim periods. The financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC") for interim financial statements, and, in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 17, 2014 (the “2013 Form 10-K”). There have been no changes in the significant accounting policies from those included in the 2013 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after the elimination of inter-company transactions and balances.

In an effort to align our presentation of expenses with the presentation utilized by competitors in our industry and thereby facilitate comparisons among companies, the Company has presented the interest expense incurred on borrowings and debt, previously presented under "Interest expense" as part of net revenue, under a separate income statement line item, "Interest on long term borrowings", which is shown below operating expenses. Also, commissions paid to employees, previously presented under "Trading expenses and commissions", are now presented under "Employee compensation and benefits." Additionally, the Company has presented compensation paid to its white label partners and introducing brokers, which was also previously presented under "Trading expenses and commissions", under the new caption of "Referral fees." The remaining expense items that were previously presented under "Trading expenses and commissions", including exchange fees, fees for news services and prime broker fees, are now presented under a new line item, "Trading expenses". These changes in presentation had no effect on the Company's net income.

The Company's condensed consolidated balance sheet as of December 31, 2013 has been revised to reflect the finalization of the purchase price allocations for the GFT acquisition. The resulting changes include accruals of $1.4 million and a deferred tax asset of $3.9 million, each of which is offset against goodwill.

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

In August 2014, the FASB issued new guidance regarding management's evaluation of the going concern assumption. The new guidance includes specific areas to assess, while introducing documentation requirements. The Company is currently assessing the impact of adopting this guidance, which is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period.

3. ADDITIONAL FINANCIAL INFORMATION
Fair Value Measurement
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis during the period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of September 30, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Money market accounts	$21,061	$—	$—	$21,061
Open contracts and other positions	—	(15,734)	—	(15,734)
CIBC treasury bills	678	—	—	678
Certificates of deposit	174	—	—	174
Investment in gold	121	—	—	121
Contingent consideration	—	—	(6,484)	(6,484)
Customer and broker open contracts and other positions	—	142,555	—	142,555
Total	$22,034	$126,821	$(6,484)	$142,371

	Fair Value Measurements on a Recurring Basis as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Money market accounts	$21,019	$—	$—	$21,019
Open contracts and other positions	—	(9,904)	—	(9,904)
CIBC treasury bills	706	—	—	706
Certificates of deposit	82	—	—	82
Investment in gold	120	—	—	120
Customer and broker open contracts and other positions	—	129,224	—	129,224
Total	$21,927	$119,320	$—	$141,247
The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period, nor has there been any movement between levels during the period.
Level 1 Financial Assets
The Company has money market accounts, CIBC treasury bills, certificates of deposit and an investment in gold that are Level 1 financial instruments that are recorded based upon listed or quoted market rates. The money market accounts are recorded in Cash and cash equivalents and Cash and securities held for customers, the treasury bills are recorded in Cash and cash equivalents and Short term investments, based upon their maturity, the certificates of deposit are recorded in Short term investments and the investment in gold is recorded in Other assets.
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

Level 3 Financial Liabilities
The Company has contingent payments that are Level 3 financial liabilities recorded under Accrued expenses and other liabilities. The fair value of these payments is determined using interest rates and forecasts, the latter of which do not have any basis in quoted or observable markets.
Financial Instruments Not Measured at Fair Value
The table below presents the carrying value, fair value, and fair value hierarchy category of certain financial instruments that are not measured at fair value in the Condensed consolidated balance sheets (amounts in thousands). The carrying value of Receivables from banks and brokers not measured at fair value approximates fair value because of the relatively short period of time between their origination and expected maturity. The carrying value of Payables to customers, brokers, dealers, FCMs, and other regulated entities includes amounts deposited by these customers and financial institutions in order for the Company to act as a clearing broker. The carrying value of Payables to customers, brokers, dealers, FCMs, and other regulated entities includes cash and open positions with relatively short time periods between origination and expected maturity. The carrying value of Convertible senior notes represents the notes’ principal amounts net of unamortized discount (see note 7). We assessed the notes' fair value against prevailing interest rates as of the balance sheet date. The carrying value of Accrued expenses and other liabilities includes $20.0 million, referred to as the Holdback Amount, to be paid net of an amount required to settle certain liabilities of GFT after the closing date of the acquisition (see note 5). The carrying values of Accrued expense and other liabilities not measured at fair value approximate fair value because of the relatively short period of time between their origination and expected settlement date.

	As of September 30, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from banks and brokers	$181,061	$181,061	—	$181,061	—
Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	992,292	992,292	—	992,292	—
Convertible senior notes	67,726	66,010	—	66,010	—
Accrued expense and other liabilities	20,000	20,000	—	20,000	—

	As of December 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from banks and brokers	$237,414	$237,414	—	$237,414	—
Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	$868,542	$868,542	—	$868,542	—
Convertible senior notes	$65,360	$64,372	—	64,372	—
Accrued expense and other liabilities	$20,000	$20,000	—	20,000	—

Receivables from Banks and Brokers
Amounts receivable from banks and brokers consisted of the following as of (amounts in thousands):

	September 30, 2014	December 31, 2013
Required collateral	$158,597	$148,731
Cash in excess of required collateral(1)	—	84,108
Excess from futures broker - Restricted	22,464	4,575
Open positions	(15,734)	(9,904)
Investment in spot gold (2)	$—	$120
	$165,327	$227,630

(1)
At September 30, 2014, the Company has included the amount of cash in excess of required collateral, which was previously included in Receivables from banks and brokers, in Cash and cash equivalents on the Condensed consolidated balance sheets.

(2)
At September 30, 2014, the Company included its investment in spot gold under Other assets on the Condensed consolidated balance sheets, rather than in Receivables from banks and brokers where it had previously been recorded. The Company believes the new classification more appropriately represents the nature of the investment.

The Company has posted funds with banks and brokers as collateral required by agreements for holding trading positions. These amounts are reflected as Receivables from banks and brokers on the Condensed consolidated balance sheets. As noted above, amounts deposited with banks and brokers in excess of required collateral are reflected in Cash and cash equivalents on the Condensed consolidated balance sheet as of September 30, 2014.
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

	September 30, 2014
	Gross amounts of assets for derivative open positions at fair value	Gross amount of liabilities for derivative open positions at fair value	Net amounts of assets/liabilities for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$214,778	$121,504	$93,274
CFD contracts	51,678	34,313	17,365
Metals contracts	23,484	7,302	16,182
Total	$289,940	$163,119	$126,821

	September 30, 2014
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from bank and brokers	$181,061	$(15,734)	$165,327
Payables to customers, brokers, dealers, FCMs and other regulated entities	$992,292	$142,555	$849,737

	December 31, 2013
	Gross amounts of assets for derivative open positions at fair value	Gross amount of liabilities for derivative open positions at fair value	Net amounts of assets/liabilities for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$152,326	$47,631	$104,695
CFD contracts	50,169	45,735	4,434
Metals contracts	16,485	6,294	10,191
Total	$218,980	$99,660	$119,320

	December 31, 2013
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from bank and brokers[1]	$237,414	$(9,904)	$227,630
Payables to customers, brokers, dealers, FCMs and other regulated entities	$868,542	$129,224	$739,318
(1) At December 31, 2013 the amount on the unaudited condensed consolidated balance sheets include the Company's investment in gold, which is neither a derivative nor collateral.
The Company’s derivatives include different underlyings, which vary in price. Foreign exchange contracts typically have prices less than two dollars, while certain metals contracts and contracts for difference can have considerably higher prices. The table below represents the number of contracts reported within Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities on the accompanying Condensed consolidated balance sheets (amounts in thousands):

	September 30, 2014
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,005,611	3,885,183
CFD contracts	754,651	19,558
Metals contracts	1,485	649
Total	3,761,747	3,905,390

	December 31, 2013
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,031,742	4,000,937
CFD contracts	514,058	19,201
Metals contracts	1,069	680
Total	3,546,869	4,020,818

The Company did not designate any of its derivatives as hedging instruments at September 30, 2014 or December 31, 2013. Net gains with respect to derivative instruments reflected in Trading Revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2014 were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivative Instruments:
Foreign currency exchange	35,746	34,892	91,032	88,111
CFD contracts	12,074	6,894	29,567	11,324
Metals contracts	16,121	9,133	30,988	44,273
Total	63,941	50,919	151,587	143,708
Property and Equipment
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	September 30, 2014	December 31, 2013
Software[1]	$29,595	$25,913
Computer equipment	8,148	6,649
Leasehold improvements	6,647	6,560
Telephone equipment	720	714
Office equipment	2,355	1,994
Furniture and fixtures	1,177	1,108
Web site development costs	646	626
	49,288	43,564
Less: Accumulated depreciation and amortization[1]	(29,556)	(26,446)
Property and equipment, net	$19,732	$17,118
(1) Certain fully depreciated and amortized property and equipment has been removed from both the cost and accumulated depreciation and amortization at September 30, 2014.

As mentioned in Note 1 above, in July 2014, the Company purchased all of the outstanding share capital of Galvan; in March 2014, the Company purchased controlling interests in GAA and TT. The preliminary purchase price allocations to property and equipment for these transactions are detailed below in Note 5, “Acquisitions”. In September 2013, the Company purchased all of the outstanding share capital of GFT.
Depreciation and amortization expense for property and equipment was $1.7 million and $1.9 million for the three months ended September 30, 2014 and 2013, respectively and $5.7 million and $5.2 million for the nine months ended September 30, 2014, and 2013, respectively.
Intangible Assets
The Company's various finite-lived intangible assets consisted of the following as of (amounts in thousands):

	September 30, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer list[1]	$23,076	$(6,009)	$21,556	$(13,594)
Technology	48,405	(3,392)	26,930	(910)
Trademark	1,794	(413)	650	(173)
Non-compete agreement[1]	103	(96)	1,859	(1,852)
	$73,378	$(9,910)	$50,995	$(16,529)
(1) Certain fully amortized intangible assets have been removed from both the cost and accumulated amortization at September 30, 2014.
The preliminary purchase price allocations to intangible assets for the acquisitions of Galvan, GAA, and TT are detailed below in Note 5, “Acquisitions”, along with the final purchase price allocations for GFT.

On July 10, 2014, the Company entered into asset purchase agreements with Valaquenta Intellectual Property Limited ("Valaquenta") and Forexster Limited ("Forexster"), pursuant to which one of the Company's subsidiaries, GAIN GTX Bermuda, Ltd. ("GTX Bermuda") agreed to purchase from Valaquenta and Forexster, the software and other intellectual property assets utilized to operate the electronic trading platform offered to customers in the Company's GTX business. The purchase was made with a combination of $12.4 million in cash and $5.3 million in shares of the Company's unregistered common stock. Prior to the closing of the acquisitions, which took place on July 10, 2014, the Company had agreements with Valaquenta and Forexster granting it the exclusive right to use the intellectual property in the field of forex trading and non-exclusive rights to use the intellectual property for the trading of financial products in the fields of precious metals and hydrocarbons.  Following the closing of the acquisition, GTX Bermuda has full rights and title over the intellectual property for the trading of currencies, commodities and all other financial instruments of any kind whatsoever. This purchase added $21.4 million to the Company's intangible assets, $3.7 million of which were previously held as a prepayment made to Forexster under an exclusive rights agreement. The Company has assigned a 10 year useful life to this asset.
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
Amortization expense for the purchased intangibles was $2.2 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively, and $4.8 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively.
Goodwill
Goodwill is calculated as the difference between the cost of acquisition and the fair value     of the net identifiable assets of an acquired business. As of September 30, 2014 and December 31, 2013, the Company had recorded goodwill of approximately $30.4 million and $11.7 million, respectively. The $11.7 million of goodwill includes a $2.5 million reduction related to the finalization of the purchase price allocation for the GFT acquisition, specifically accrued expenses and other liabilities and other assets.
Goodwill increased $9.5 million as a result of the Galvan acquisition, $6.1 million as a result of the GAA acquisition, and $3.3 million as a result of the TT acquisition.
Other Assets
Other assets consisted of the following as of (amounts in thousands):

	September 30, 2014	December 31, 2013
Vendor and security deposits	$3,931	$3,344
Current tax receivable	7,766	4,547
Deferred tax assets	12,241	8,862
Indemnification asset	9,834	8,596
GTX Trade Receivables	3,422	4,704
Miscellaneous receivables and other assets	6,567	2,496
	$43,761	$32,549

The Company has recorded a liability of $6.1 million in Accrued expenses and other liabilities. This represents the Company's best estimate for the settlement of certain liabilities that were incurred as a result of ordinary course of operations in GFT prior to its acquisition. Between the acquisition date and September 30, 2014, approximately $3.7 million of the initially recorded liabilities have been settled. The actual amount required to settle the remaining liabilities may vary from the accrued liability.

Under the terms of the acquisition of GFT, the selling stockholder of GFT has agreed to indemnify the Company for liabilities that are expected to be settled after September 24, 2013. Based on the Company's best estimate of the amounts necessary to settle such liabilities, the Company recorded an indemnification asset of $9.8 million at September 30, 2014. This is included within Other current assets in the preliminary purchase price allocation of GFT, refer to note 5.

4. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company, which are recorded in Payables to customers, brokers, dealers, FCMs and other regulated entities on the Condensed consolidated balance sheets. The aggregate amount of these funds was $3.6 million and $3.0 million at September 30, 2014 and December 31, 2013, respectively.

5. ACQUISITIONS

Galvan Research and Trading, Ltd.

In July 2014, the Company acquired all the share capital of Galvan Research and Trading, Ltd. ("Galvan") and its wholly owned subsidiaries, Faraday Research LLP and Galvan LLP. The purchase price was $16.6 million. This acquisition was made to add an advisory capability to complement the Company's retail business.

The preliminary purchase price was $9.7 million in cash and a contingent payment of $6.9 million payable over a three year period subject to the achievement of specific financial and customer account targets. The preliminary purchase price was derived as follows (amounts in thousands):

Cash	9,732
Contingent payment	6,859
Total purchase price	$16,591
The preliminary purchase price of Galvan was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Cash and cash equivalents acquired	$2,193
Receivable from brokers	745
Property and equipment	12
Prepaid assets	94
Other current assets	64
Total tangible assets	3,108
Total liabilities assumed	1,026
Net assets	2,082
Identifiable intangible assets:
Customer list	4,203
Trade name	784
Intangible assets, net	4,987
Goodwill	$9,522

The foregoing purchase price allocation is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, property and equipment, contingent consideration, and income taxes. It will be finalized after the data necessary to complete the of fair value of assets and liabilities is obtained and analyzed.

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

The foregoing purchase price allocation is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, property and equipment, and income taxes. It will be finalized after the data necessary to complete the analyses of fair values of assets and liabilities is obtained and analyzed.

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

The foregoing purchase price allocation is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, property and equipment, and income taxes. It will be finalized after the data necessary to complete the analyses of fair values of assets and liabilities is obtained and analyzed.

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

The final purchase price of GFT has been updated since December 31, 2013 to reflect a $1.4 million increase in acquired liabilities, a $3.9 million increase in acquired other assets, and a corresponding $2.5 million decrease in goodwill. Such amounts have been retrospectively adjusted on the December 31, 2013 balance sheet. The purchase price allocation was derived as follows (amounts in thousands):

Cash	$40,000
Payment for excess cash adjustment	2,160
Loan payable	33,200
Common Stock issued	34,771
Total purchase price	$110,131
The purchase price was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Cash and cash equivalents acquired	$15,781
Cash and cash equivalents held for customers acquired	228,419
Receivable from brokers	61,028
Property and equipment	7,515
Other current assets	18,942
Total tangible assets	331,685
Total liabilities assumed	252,258
Net assets	79,427
Consideration less net assets	30,704
Identifiable intangible assets:
Software	25,300
Customer relationships	3,150
Intangible assets, net	28,450
Goodwill	$2,254

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
Unaudited pro forma income statement line items for the three and nine months ended September 30, 2013 were as follows (amounts in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2013
REVENUE:
Total non-interest revenue	$81,195	$270,027
Interest revenue	215	735
Interest expense	685	432
Total net interest revenue	(470)	303
Net revenue	80,725	270,330
EXPENSES:
Depreciation and amortization	2,519	7,536
Purchased intangible amortization	1,215	3,997
Other expense items	71,792	232,116
Total operating expense	75,526	243,649
OPERATING (LOSS)/PROFIT	5,199	26,681
Interest on long term borrowings	158	1,901
(LOSS)/INCOME BEFORE INCOME TAX (BENEFIT)/EXPENSE	5,041	24,780
Income tax (benefit)/expense	1,890	9,293
NET (LOSS)/INCOME	$3,151	$15,487

The following unaudited pro forma operating data is presented as if the acquisition of GAA, TT and Galvan had occurred on January 1, 2013. The unaudited pro forma data does not include the impact of forecasted operating expense synergies.
The unaudited pro forma data is provided for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the Company and the acquired companies operated as a combined entity for the periods presented.
Unaudited pro forma income statement line items for the three and nine months ended September 30, 2013 and the nine months ended September 30, 2014 were as follows (amounts in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2014	2013
REVENUE:
Total non-interest revenue	$67,024	$262,318	$202,585
Interest revenue	212	1,130	650
Interest expense	21	319	101
Total net interest revenue	191	811	549
Net revenue	67,215	263,129	203,134
EXPENSES:
Depreciation and amortization	1,759	5,741	5,175
Purchased intangible amortization	968	5,804	3,134
Other expense items	53,799	226,135	151,544
Total operating expense	56,526	237,680	159,853
OPERATING PROFIT	10,689	25,449	43,281
Interest on long term borrowings	158	4,390	327
INCOME BEFORE INCOME TAX EXPENSE	10,531	21,059	42,954
Income tax expense	1,196	4,904	12,668
NET INCOME	9,335	16,155	30,286
Net income attributable to non-controlling interest	$314	$861	$535
Net income applicable to Gain Capital Holdings, Inc.	$9,021	$15,294	$29,751

Restructuring

The Company incurred Restructuring expenses, which reflected the cost of reducing global headcount following the GFT acquisition. Additional headcount reductions in the third quarter of 2014 were designed to meet challenging market conditions in the first half of 2014 and to achieve greater cost efficiency in general. These expenses are recorded under Restructuring expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

For the Nine Months Ended September 30,
2014
Restructuring liability as of January 1, 2014	$584
2014 restructuring expenses	1,007
Payments made in 2014	1,155
Restructuring liability as of September 30, 2014	$436

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

The non-controlling interests' carrying value is determined by the Company's purchase prices and the non-controlling interests' share of the Company's subsequent net income. This value is benchmarked against the redemption value of the sellers' put options. The carrying value is adjusted to the latter, provided that it does not fall below the initial carrying values, as determined by the Company's purchase price allocation. The Company has made a policy election to reflect any changes caused by such an adjustment in retained earnings, rather than in current earnings. The Company recorded an adjustment of $1.1 million for the nine months ended September 30, 2014.

The table below reflects the non-controlling interests effects on the Company's financial statements:

Redeemable non-controlling interests
December 31, 2013	$—
Non-controlling interests related to 2014 acquisitions	8,395
Adjustment to the redemption value of put options	1,066
Net income attributable to non-controlling interests	987
September 30, 2014	$10,448

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

The balances of the liability and equity components as of September 30, 2014, and December 31, 2013 were as follows, with amounts in thousands:

	September 30, 2014	December 31, 2013
Liability component - principal	$80,000	$80,000
Deferred bond discount	(12,274)	(14,640)
Liability component - net carrying value	$67,726	$65,360

Additional paid in capital	$12,572	$12,572
Discount attributable to equity	(425)	(425)
Equity component	$12,147	$12,147

Interest expense related to the Convertible Senior Notes, included in Interest on long term borrowings in the condensed consolidated statements of operations was as follows, with amounts in thousands:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Interest expense - stated coupon rate	$825	$2,475
Interest expense - amortization of deferred bond discount and costs	671	1,915
Total interest expense - convertible note	$1,496	$4,390

8. SHARE BASED COMPENSATION
During the nine months ended September 30, 2014, 0.4 million shares of restricted stock and approximately 0.1 million options to purchase common stock, valued at $4.0 million and $0.4 million, respectively, were granted to employees and non-employee members of the Board of Directors, compared to 0.8 million shares of restricted stock and 0.5 million options to purchase common stock, valued at $3.6 million and $0.6 million, respectively during the nine months ended September 30, 2013.
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
9. EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Anti-dilutive stock options of 0.4 million were excluded from the calculation for the nine months ended September 30, 2014. Anti-dilutive stock options of 0.6 million were excluded from the calculation for the nine months ended September 30, 2013.

Diluted earnings per share excludes any shares of Company common stock potentially issuable under the Company's convertible notes, which are discussed in note 7. Based upon an assumed trading price of $13 for each share of the Company's common stock, and if the relevant conditions under the indenture governing the convertible notes were satisfied, there would be an additional 0.5 million dilutive shares.
The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income applicable to GAIN Capital Holdings, Inc.	$15,345	$5,600	$14,013	$27,044
Adjustment(1)(2)	(890)	—	(1,066)	(154)
Net income available to GAIN common shareholders	$14,455	$5,600	$12,947	$26,890
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	41,038,782	36,062,659	40,243,330	35,563,701
Effect of dilutive securities:
Stock options	562,187	1,620,851	786,956	1,244,009
RSUs/RSAs	1,922,893	2,047,347	2,024,673	1,914,957
Diluted weighted average common shares outstanding	43,523,862	39,730,857	43,054,959	38,722,667
Earnings per common share
Basic	$0.35	$0.16	$0.32	$0.76
Diluted	$0.33	$0.14	$0.30	$0.69

(1)
During the nine months ended September 30, 2013, an adjustment to retained earnings was made, reflecting the amounts deemed uncollectible associated with previously issued preferred stock, which was converted to common stock immediately prior to the IPO.

(2)
During the three and nine months ended September 30, 2014, the Company concluded that the value of put options related to the Company's redeemable non-controlling interests was less than redemption value. The adjustment to increase carrying value reduces earnings available to the Company's shareholders.

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
Litigation
On February 16, 2012, the Company received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with the Company and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on the Company, the claimants requested, and the Company agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. The Company submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012 the Company received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. The Company subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to the Company's motion on June 2, 2013 and subsequently the Company filed a response to this answer on July 15, 2013. A hearing was held on the Company's application for strike out and/or summary judgment on September 18 and 19, 2013.  After the hearing, the judge asked the claimants to respond in writing to his additional questions from the hearing.  The complaints had until October 11, 2013 to provide answers and the Company was given until November 1, 2013 to respond.  On February 26, 2014, the judge denied the Company's motion for strike out/ summary judgment. A case management conference was held by the Court on October 17, 2014. The parties are now in discovery. The Company can provide no assurances that this matter will be successfully resolved. This matter is currently pending. As of the date of this report, a potential loss or a potential range of loss cannot be reasonably estimated.

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

11. INCOME TAXES
The Company’s provision for income taxes was approximately $5.3 million and $4.6 million for the three months ended September 30, 2014 and the nine months ended September 30, 2014, respectively. The Company’s provision for income taxes was approximately $3.0 million and $11.2 million for the three months ended September 30, 2013, and the nine months ended September 30, 2013, respectively. These amounts reflect effective tax rates of 24.9% and 35.2% for the three months ended September 30, 2014 and the three months ended September 30, 2013, respectively. The Company's effective tax rates of 23.4% and 29.2% for the nine months ended September 30, 2014 and the nine months ended September 30, 2013, respectively, reflect the Company's estimate of the annual effective tax rate adjusted for certain discrete items. Changes in the Company's effective rate arise primarily from changes in the geographic mix of revenues and expenses.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Condensed consolidated balance sheets.

12. REGULATORY REQUIREMENTS
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of September 30, 2014 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GFT Global Markets UK Ltd.	$16.5	$48.6	$32.1	295%
GAIN Capital Group, LLC	24.7	33.6	8.9	136%
GAIN Capital-Forex.com U.K., Ltd.	35.3	47.9	12.6	136%
Forex.com Japan Co., Ltd.	2.3	7.3	5.0	317%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.1	1.2	163%
GFT Global Markets Asia Pte., Ltd.	1.6	3.6	2.0	225%
Global Futures & Forex, Ltd.	1.0	4.4	3.4	440%
GAIN Capital Forex.com Australia, Pty. Ltd.	0.9	2.7	1.8	300%
Galvan Research and Trading, Ltd.	0.5	1.7	1.2	340%
GAIN Capital-Forex.com Canada Ltd.	0.2	1.6	1.4	800%
GAIN Capital Securities, Inc.	0.1	0.4	0.3	400%
GAIN Global Markets, Inc.	0.1	0.3	0.2	300%
Global Assets Advisors, LLC	0.1	0.5	0.4	500%
Total	$85.2	$155.7	$70.5	183%

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
14. SUBSEQUENT EVENTS
In November 2014, the Company announced the payment of a $0.05 dividend per share of Common Stock payable on December 22, 2014 to stockholders of record on December 12, 2014.
On October 31, 2014, the Company announced that it had entered into an agreement to purchase City Index Group Limited for $20 million in cash, $60 million of convertible notes and the issuance of approximately 5.3 million shares of common stock. This acquisition will bolster the Company's CFD business, as well as significantly expand its customer base and geographic footprint.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN”, the “Company”, “our”, “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. Our fiscal quarter ended on September 30, 2014.
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

OVERVIEW

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. We service retail and institutional customers in more than 180 countries worldwide and conduct business from our offices in New York, New York; Bedminster, New Jersey; Jersey City, New Jersey; Chicago, Illinois: Powell, Ohio; Grand Rapids, Michigan; London, England; Cornwall, England; Tokyo, Japan; Sydney, Australia; Beijing, China; Hong Kong and Singapore.

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

Market Overview

Overall market conditions improved throughout the three months ended September 30, 2014, primarily due to improved currency and equity volatility during the period, in particular in the latter part of the period.

Galvan Acquisition

In July 2014, we closed on our acquisition of Galvan Research and Trading, Ltd. Galvan, along with its affiliates Galvan LLP and Faraday Research LLP, provides individual investors with professional advice and trading recommendations across a wide range of markets, including FX, individual equities, equity indices and other market sectors. The consideration for the acquisition consisted of a cash payment at closing of £5.0 million, as well as an earn-out arrangement under which the sellers may be entitled to additional contingent consideration based upon the acquired businesses achieving certain performance targets in 2014, 2015 and 2016. We have estimated the preliminary fair value of the contingent consideration to be $6.9 million.

Acquisition of Intellectual Property Assets

On July 10, 2014, we entered into asset purchase agreements with Valaquenta Intellectual Property Limited ("Valaquenta") and Forexster Limited ("Forexster"), pursuant to which one of our subsidiaries, GAIN GTX Bermuda, Ltd. ("GTX Bermuda") agreed to purchase, from Valaquenta and Forexster, the software and other intellectual property assets utilized to operate the electronic trading platform offered to customers in our GTX business. The purchase was made with a combination of $12.4 million in cash and $5.3 million of our unregistered common stock. Prior to the closing of the acquisitions, which took place on July 10, 2014, we had agreements with Valaquenta and Forexster granting us the exclusive right to use the intellectual property in the field of forex trading and non-exclusive rights to use the intellectual property for the trading of financial products in the fields of precious metals and hydrocarbons.  Following the closing of the acquisition, GTX Bermuda has full rights and title over the intellectual property for the trading of currencies, commodities and all other financial instruments of any kind whatsoever.

GTX Bermuda paid Valaquenta $12.4 million in cash at closing and agreed to pay Valaquenta contingent consideration in the event that GTX Bermuda or any of its affiliates in the future provide customers the ability to trade new types of financial instruments using the purchased intellectual property and the trading of such new products generates "Net Revenue" (as defined in the agreement with Valaquenta) in excess of thresholds set out in the agreement. We also issued 861,935 shares of common stock to Forexster as consideration for the acquired assets.

Key Income Statement Line Items and Key Operating Metrics
The following table sets forth key financial metrics for our business for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$103,650	$60,757	$254,782	$183,685
Net income applicable to GAIN Capital Holdings, Inc.	$15,345	$5,600	$14,013	$27,044
Revenue
We generate revenue from trading revenue, commission revenue, other revenue and interest income.
Trading Revenue
Trading revenue is our largest source of revenue and has traditionally been primarily generated in our retail forex business. Trading revenue represented 61.7% and 59.5% of our total net revenue for the three and nine months ended September 30, 2014 and 83.8% and 78.2% of our total net revenue for the three and nine months ended September 30, 2013, respectively.

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

For the three and nine months ended September 30, 2014, approximately 95.4% and 94.4%, respectively, of our average daily retail trading volume was either naturally hedged or hedged by us with one of our wholesale forex trading partners, and the remaining 4.6% and 5.6%, respectively, of our average daily retail trading volume consisted of our net exposure, compared to average daily retail trading volume hedged of approximately 94.8% and 96.8% for the three and nine months ended September 30, 2013, respectively.

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

Commission Revenue
Commission revenue has historically been comprised of revenue from our GTX business, revenue from our futures business, and revenue from GAIN Securities, our securities business. In October 2013, GAIN Securities transferred substantially all of its customer accounts to TradeKing, LLC.  As a result of acquiring GFT in September 2013, we have also realized commission revenue from the sales trader business acquired from GFT.  Our sales traders offer high-touch trading services to high net worth individuals and small- to medium-sized institutions. In July 2014, we acquired Galvan Research and Trading, Ltd., which, along with its affiliates, provides individual investors with professional advice and trading recommendations across a wide range of markets, including FX, individual equities, equity indices and other market sectors. Galvan and the other businesses discussed above generally generate revenue by earning a commission on each transaction, which is recorded under commission revenue.

Other Revenue
Other revenue is comprised of account management and transaction fees; inactivity and training fees charged to customer accounts; and foreign currency transaction gains and losses.

Net Interest Revenue / Expense
Net interest revenue/expense consists primarily of the revenue generated by our cash and customer cash held by us at banks and on deposit as collateral with our wholesale forex trading partners, less interest paid to our customers.
Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term U.S. government securities or treasury bills. Such deposits and investments earned interest at an average effective rate of approximately 0.1% for the three months ended September 30, 2014 and 2013. Interest paid to customers varies among customer accounts primarily due to the net value of a customer account. From time to time, we also make available interest promotions pursuant to which we may pay certain customers higher levels of interest than that which is paid to other customers. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $0.3 million for the three months ended September 30, 2014. Net interest revenue was $0.2 million interest for the three months ended September 30, 2013.
Expenses
Our expenses principally comprise employee compensation and benefits, selling and marketing, referral fees, trading expenses, interest on long term borrowings, communications and technology expenses, as well as general and administrative expenses.

For the quarter ended June 30, 2014, we changed the presentation of certain expense items in an effort to make our presentation comparable with that of the competitors in our industry. These changes were also made to retrospective periods. We now present the interest expense incurred on borrowings and debt, previously presented under "Interest expense" as part of net revenue, under a separate income statement line item, "Interest on long term borrowings", which is shown below operating expenses. Also, commissions paid to employees, previously presented under "Trading expenses and commissions," are now presented under "Employee compensation and benefits." Additionally, we have presented compensation paid to our white label partners and introducing brokers, which was also previously presented under "Trading expenses and commissions," under the new caption of "Referral fees." The remaining expense items that were previously presented under "Trading expenses and commissions," including exchange fees, fees for news services and prime broker fees, are now presented under a new caption, "Trading expenses." These changes in presentation had no effect on our net income.

Employee Compensation and Benefits
Employee compensation and benefits includes salaries, commissions, bonuses, stock-based compensation, contributions to benefit programs and other related employee costs.

Selling and Marketing
Our marketing strategy employs a combination of direct online marketing and focused branding programs, with the goal of raising awareness and cost-effectively acquiring customers for our products and services. For the three and nine months ended September 30, 2014, selling and marketing expense was $4.8 million and $16.1 million respectively, compared to $5.7 million and $15.9 million for the three and nine months ended September 30, 2013, respectively.
Referral Fees
Referral fees consist of compensation paid to our white label partners and introducing brokers. We generally provide white label partners with the platform, systems, and back-office services necessary for them to offer trading services to their customers. Introducing brokers identify and direct trading customers to us. White label partners and introducing brokers market to and locate customers, providing us with trade flow.
Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from their customers.  Our indirect business accounted for 47.9% and 48.6% of retail trading volume in the three and nine months ended September 30, 2014, and 35.5% and 34.6% for the three and nine months ended September 30, 2013, respectively. These increases were largely due to the acquisition of GFT.

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

Purchased Intangible Amortization
Purchased intangible amortization consists of amortization related to intangible assets we acquired in 2014, 2013, 2012 and 2011 in connection with our acquisition of customer accounts in several transactions we executed during these periods. The principal intangible assets acquired were customer assets and a non-compete agreement. These intangible assets have useful lives ranging from one year to ten years.

Communications and Technology
Communications and technology consists of communications fees, product development, software and maintenance expenses.

Bad debt provision
Bad debt provision represents the amounts estimated for the uncollectibility of certain outstanding balances during the period.

Restructuring Expenses
For the three and nine months ended September 30, 2014, we incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with ASC 420 and ASC 712.

Acquisition Expenses
For the three and nine months ended September 30, 2014, we incurred acquisition-related expenses, which included non-recurring costs, such as legal, accounting, valuation and other costs specified in ASC 805. These costs are expensed as incurred.

Integration Expenses
For the nine months ended September 30, 2014, we incurred integration expenses, which are non-recurring acquisition related costs that do not meet the definition of acquisition costs specified in ASC 805. These costs include retention bonuses paid to employees and the cost of retiring redundant assets.

Interest on long term borrowings
Interest on long term borrowings consists of interest expense on our 4.125% Convertible Senior Notes due 2018, issued in November 2013.
Operating Metrics
The following table sets forth key operating metrics for our business for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Retail
Funded Accounts	132,021	127,305	132,021	127,305
Active OTC Accounts	93,779	103,924	93,779	103,924
Futures Contracts	1,764,586	1,267,472	5,047,995	3,984,016
OTC Trading Volume (billions)	$605.4	$394.8	$1,699.9	$1,294.0
OTC Average Daily Volume (billions)	$9.2	$6.0	$8.8	$6.7
Client Assets (millions)	$849.7	$739.3	$849.7	$739.3
Institutional
Institutional Trading Volume (billions)	$1,181.0	$901.3	$3,883.3	$2,857.0
Institutional Average Daily Volume (billions)	$17.9	$13.7	$20.0	$14.7

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

For the three and nine months ended September 30, 2014 and September 30, 2013, no single retail customer accounted for more than 3.0% of our retail trading volume for the period.

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
OTC Trading Volume
OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our retail customers. Approximately 33.9% and 30.4% of our customer trading volume for the three and nine months ended September 30, 2014 was generated by our retail businesses, compared to 30.5% and 31.2% for the three and nine months ended September 30, 2013, respectively.

Average Daily Volume
Average daily volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our customers in a given period divided by the number of trading days in the given period.

Client Assets
Client assets represent amounts due to clients, including customer deposits and unrealized gains or losses arising from open positions.
Institutional Trading Volume
Trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our institutional customers. Approximately 66.1% and 69.6% of our customer trading volume for the three and nine months ended September 30, 2014, respectively, was generated by our institutional trading business, compared to 69.5% and 68.8% for the three and nine months ended September 30, 2013, respectively.

RESULTS OF OPERATIONS
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
REVENUE:
Trading revenue	$63,941	$50,919	$151,587	$143,708
Commission revenue	34,969	12,662	97,193	37,749
Other revenue	4,478	(3,010)	5,198	1,700
Total non-interest revenue	103,388	60,571	253,978	183,157
Interest revenue	359	207	1,123	629
Interest expense	97	21	319	101
Total net interest revenue	262	186	804	528
Total net revenue	$103,650	$60,757	$254,782	$183,685
Our total net revenue increased $42.9 million, or 70.6%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Total net revenue increased $71.1 million, or 38.7%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.
Trading revenue for the three and nine months ended September 30, 2014 increased $13.0 million, or 25.6%, and $7.9 million, or 5.5%, compared to the three and nine months ended September 30, 2013, respectively. The increases were primarily a result of our acquisition of GFT in September 2013.
Commission revenue increased $22.3 million, or 176.2%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The increase was primarily due to acquisitions completed in late 2013 and throughout 2014. Our sales trader business, which we acquired as part of the GFT acquisition in September 2013, contributed $14.3 million to the increase. Revenue from our futures businesses increased $4.2 million, principally as a result of the acquisition of 55% interests in GAA and TT in March 2014. Galvan, acquired in July 2014, contributed $2.3 million to this increase. In addition to these acquisition-related increases, commission revenue from our GTX business increased $1.5 million.
Commission revenue increased $59.4 million, or 157.5% for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Approximately $53.1 million of the increase was due to our acquisitions of GFT, GAA, TT and Galvan. The remaining $6.3 million of the increase was the result of organic growth, including $5.1 million from our GTX business and $1.2 million from our futures business.
Our other revenue increased $7.5 million and $3.5 million for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. These increases were primarily due to the impact of foreign currency revaluation.

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Total Expenses	$80,684	$51,955	$230,797	$145,142
As a percentage of net revenue	77.8%	85.5%	90.6%	79.0%
Our total operating expenses for the three months ended September 30, 2014 increased $28.7 million, or 55.3%, compared to the three months ended September 30, 2013, principally due to the effects of the acquisitions described above. The increase in operating expenses consisted primarily of an increase of $12.2 million in referral fees, an increase of $7.7 million in employee compensation and benefits, an increase of $3.3 million in general and administrative expenses, an increase of $2.0 million in trading expenses, an increase of $1.6 million in communication and technology and an increase of $1.7 million in purchased intangible amortization, slightly offset by a decrease of $0.9 million in selling and marketing expenses. These increases were primarily due to the results of GFT, GAA, TT and Galvan, each of which were acquired in late 2013 or 2014, not being included in our results for the three months ended September 30, 2013.
Our total operating expenses for the nine months ended September 30, 2014 increased $85.7 million, or 59.0%, compared to the nine months ended September 30, 2013. The increase in operating expenses consisted primarily of an increase of $32.3 million in referral fees, an increase of $21.1 million in employee compensation and benefits, an increase of $11.4 million in general and administrative expenses, an increase of $7.9 million in trading expenses, an increase of $5.1 million in communication and technology, an increase of $3.2 million in purchased intangible amortization, an increase of $0.5 million in depreciation and amortization and an increase of $2.4 million in acquisition, restructuring and integration related expenses. The increases were primarily due to the impact of the acquisitions discussed above.
Employee Compensation and Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Employee compensation and benefits	$25,505	$17,757	$71,440	$50,332
As a percentage of net revenue	24.6%	29.2%	28.0%	27.4%
Employee compensation and benefits for the three months ended September 30, 2014 increased $7.7 million, or 43.6%, compared to the three months ended September 30, 2013. Salaries and benefits (excluding commissions and bonus) increased $3.1 million primarily due to the additional employees acquired in the acquisitions of GFT, GAA, TT and Galvan. Commissions increased $6.1 million, primarily due to our sales trader employees, who joined us following the closing of the GFT acquisition in September 2013, as well as the commissions paid to employees who joined us in the acquisitions of GAA, TT and Galvan during 2014. Bonus expenses decreased $1.5 million due to our performance compared to the prior year period relative to internal budgets.
Employee compensation and benefits for the nine months ended September 30, 2014 increased $21.1 million, or 41.9%, compared to the nine months ended September 30, 2013. Salaries and benefits (excluding commissions and bonus) increased $13.4 million primarily due to the employees who joined us following the GFT acquisition. Commissions increased $13.4 million, primarily due to the commissions earned by employees who joined us in the acquisitions closed in late 2013 and 2014. Bonus expenses decreased $5.7 million due to our performance compared to the prior year period relative to internal budgets.
Referral fees

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Referral fees	$24,640	$12,442	$65,865	$33,600
As a percentage of net revenue	23.8%	20.5%	25.9%	18.3%
Referral fees for the three and nine months ended September 30, 2014 increased $12.2 million, or 98.0%, and $32.3 million, or 96.0%, compared to the three and nine months ended September 30, 2013, respectively. These increases were primarily a result of greater customer trading volume directed to us by our white label partners and introducing brokers, due in part to partner relationships acquired as part of the GFT acquisition.
Trading expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Trading expenses	$6,032	$4,049	$20,089	$12,171
As a percentage of net revenue	5.8%	6.7%	7.9%	6.6%

Trading expenses for the three and nine months ended September 30, 2014 increased $2.0 million, or 49.0%, and $7.9 million, or 65.1%, compared to the three and nine months ended September 30, 2013, respectively. The increase in trading expense consisted primarily of increased exchange fees for our retail business resulting from greater trading volume. Exchange fees are fees paid to stock exchanges and other third-parties for exchange market data that we provide to our customers or use to create our own derived data products.
Communications and technology

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Communications and technology	$3,822	$2,249	$11,645	$6,503
As a percentage of net revenue	3.7%	3.7%	4.6%	3.5%
Communications and technology expenses for the three and nine months ended September 30, 2014 increased $1.6 million, or 69.9%, and $5.1 million, or 79.1%, compared to the three and nine months ended September 30, 2013, respectively. These increases were principally attributable to our acquisitions of GFT, GAA, TT and Galvan.
General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
General and administrative	$9,056	$5,710	$28,113	$16,669
As a percentage of net revenue	8.7%	9.4%	11.0%	9.1%
General and administrative expenses for the three and nine months ended September 30, 2014 increased $3.3 million, or 58.6%, and $11.4 million, or 68.7%, compared to the three and nine months ended September 30, 2013, respectively. These increases were principally due to increased bank fees, primarily attributable to an increase in customer activity and accounts acquired in the GFT transaction, and an increase in occupancy and equipment, primarily due to the additional locations acquired in the GFT transaction.

Selling and Marketing Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Selling and marketing	$4,803	$5,713	$16,118	$15,858
As a percentage of net revenue	4.6%	9.4%	6.3%	8.6%
Selling and marketing expense for the three and nine months ended September 30, 2014 decreased $0.9 million, or 15.9%, and increased $0.3 million, or 1.6%, respectively, compared to the three and nine months ended September 30, 2013. The decrease in sales and marketing expenses in the three months ended September 30, 2014 was primarily due to the continued optimization of our direct marketing efforts. The slight increase in the nine months ended September 30, 2014 are primarily a result of legacy GFT marketing contracts.

Purchased Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Purchased intangible amortization	$2,228	$486	$4,841	$1,687
As a percentage of net revenue	2.1%	0.8%	1.9%	0.9%
Purchased intangible amortization for the three and nine months ended September 30, 2014 increased $1.7 million and $3.2 million, compared to the three and nine months ended September 30, 2013, respectively. These increases were primarily due to an increase in amortization relating to the acquisitions of GFT, GAA, TT and Galvan.
Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Depreciation and amortization	$1,717	$1,852	$5,725	$5,234
As a percentage of net revenue	1.7%	3.0%	2.2%	2.8%
Depreciation and amortization decreased $0.1 million for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, and increased $0.5 million, or 9.4%, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The decrease in the three month period resulted principally from ceasing to amortize our prepaid exclusive intellectual property rights licensed from Valaquenta and Forexster. We purchased the Valaquenta and Forexster intellectual property rights in 2014. These rights are now being amortized as a component of purchased intangible amortization. The increase in the nine month period was principally due to depreciation and amortization on assets acquired in our acquisitions during 2014.
Acquisition Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Acquisition expense	$917	$451	$1,545	$1,456
As a percentage of net revenue	0.9%	0.7%	0.6%	0.8%
Acquisition expenses are costs directly attributable to the acquisitions in 2014 and 2013, primarily consisting of legal, accounting and other professional advisory fees.
Restructuring

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Restructuring	$436	$439	$1,007	$439
As a percentage of net revenue	0.4%	0.7%	0.4%	0.2%
Restructuring expenses reflect severance payments and related expenses that arose in connection with headcount reductions initiatives.
Integration

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2014	2013	2014	2013
Integration	$—	$—	$1,719	$—
As a percentage of net revenue	—%	—%	0.7%	—%
Integration expenses relate to retention payments to GFT employees and accelerated amortization of assets acquired in the GFT acquisition.

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
As a holding company, nearly all of our funds from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. Substantially all of the funds held by our non-U.S. operating subsidiaries are legally segregated. The following table shows the amount of cash held by our non-U.S. operating subsidiaries and the level of undistributed earnings (amounts in thousands) at September 30, 2014:

Entity Name	Cash	Undistributed Earnings
GAIN Capital-Forex.com U.K., Ltd.	$458,835	$78,678
Forex.com Japan Co., Ltd.	47,107	—
GAIN Capital Forex.com Australia, Pty. Ltd.	27,214	—
GFT Global Markets UK Ltd.	12,924	55,797
GFT Global Markets Asia Pte., Ltd.	10,563	—
GAIN Capital-Forex.com Hong Kong, Ltd.	3,544	—
GAIN Capital-Forex.com Canada Ltd.	3,390	—
Galvan UK Ltd.	1,670	2,744
GAIN Global Markets, Inc.	325	—
Faraday Research LLP	105	228
Island Traders (Cayman) Limited	8	—
Galvan UK LLP.	4	10
Total	$565,689	$137,457
At September 30, 2014, as reflected in the table above, we had approximately $137.5 million of undistributed earnings of our foreign subsidiaries indefinitely invested outside the United States. These earnings are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. No provision has been made for U.S. taxes that would arise if these earnings were repatriated to the United States. If these earnings had been repatriated into the United States as of September 30, 2014, in the form of dividends or otherwise, the Company would have been subject to additional income taxes of approximately $19.2 million.
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
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of September 30, 2014 and the actual amounts of capital that were maintained on that date (amounts in millions):

	Minimum Regulatory	Capital Levels	Excess Net
Entity Name	Capital Requirements	Maintained	Capital
GFT Global Markets UK Ltd.	$16.5	$48.6	$32.1
GAIN Capital Group, LLC	24.7	33.6	8.9
GAIN Capital-Forex.com U.K., Ltd.	35.3	47.9	12.6
Forex.com Japan Co., Ltd.	2.3	7.3	5.0
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.1	1.2
GFT Global Markets Asia Pte., Ltd.	1.6	3.6	2.0
Global Futures & Forex, Ltd.	1.0	4.4	3.4
GAIN Capital Forex.com Australia, Pty. Ltd.	0.9	2.7	1.8
Galvan Research and Trading, Ltd.	0.5	1.7	1.2
GAIN Capital-Forex.com Canada Ltd.	0.2	1.6	1.4
GAIN Global Markets, Inc.	0.1	0.3	0.2
GAIN Capital Securities, Inc.	0.1	0.4	0.3
Global Assets Advisors, LLC	0.1	0.5	0.4
Total	$85.2	$155.7	$70.5

Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC, is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirement Sections 11 and 12. Under applicable provisions of these regulations, GAIN Capital Group, LLC is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin, or $20,000,000, plus 5% of all liabilities owed to customers exceeding $10,000,000. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets primarily consist of cash and cash equivalents reported on our balance sheets as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of September 30, 2014, GAIN Capital Group, LLC had net capital of approximately $33.6 million and net capital requirements of $24.7 million. As of September 30, 2014, the excess net capital of GAIN Capital Group, LLC was $8.9 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements.

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
We are required to maintain cash on deposit with our wholesale forex trading partners in order to conduct our hedging activities. As of September 30, 2014, we held $165.3 million with wholesale forex trading partners, of which $158.6 million was required as collateral pursuant to our agreements for holding securities positions with such institutions, with $22.5 million representing legally restricted excess at futures brokers and with ($15.6) million of open positions. As of September 30, 2014, total client assets were $849.7 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from our clients’ open positions.
The table set forth below provides information regarding our total available liquidity as of September 30, 2014 and as of December 31, 2013. We use this non-GAAP measure to evaluate our business operations and our ability to continue to grow through acquisitions (amounts in millions):

	As of September 30, 2014	As of December 31, 2013
Cash & cash equivalents	$82.2	$39.9
Cash & securities held for customers	849.7	739.3
Short term investments(1)	0.9	0.8
Receivable from banks & brokers(2)	165.3	227.6
Total operating cash	1,098.1	1,007.6
Less: Cash & securities held for customers	(849.7)	(739.3)
Net operating cash	248.4	268.3
Less: Minimum regulatory capital requirements	(85.2)	(85.7)
Convertible Senior Notes(3)	(80.0)	(80.0)
Free cash available(4)	83.2	102.6

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

(3)	The note payable amount reflects the aggregate principal amount of the notes outstanding, rather than solely the debt portion that is carried on our consolidated balance sheets at September 30, 2014.

(4)	Does not reflect reduction for current liabilities of $79.8 million and $73.5 million at September 30, 2014 and December 31, 2013, respectively.

Convertible Senior Notes

On November 27, 2013, we issued $80 million aggregate principal amount of our 4.125% Convertible Senior Notes due 2018 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the note offering were approximately $77.2 million, after deducting discounts and commissions to the initial purchasers and offering expenses payable by the company.
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
In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and was reflected as a liability in our consolidated balance sheets in an amount equal to the fair value, which, as of September 30, 2014, was $67.7 million. The equity component of the notes is included in the additional paid-in capital section of our stockholders’ equity on our consolidated balance sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of September 30, 2014, was $12.1 million. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of non-cash interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our consolidated income statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the debt discount and the notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
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
Cash Flow
The following table sets forth a summary of our cash flow for the nine months ended September 30, 2014 and the nine months ended September 30, 2013 (amounts in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Cash provided by operating activities	$84,298	$10,370
Cash used for investing activities	(35,174)	(7,964)
Cash used for financing activities	(3,920)	(6,677)
Effect of exchange rate changes on cash and cash equivalents	(2,903)	(4,226)
Increase/(decrease) in cash and cash equivalents	$42,301	$(8,497)
The primary drivers of our cash flow provided by operating activities are net income, amounts posted as collateral with wholesale forex trading partners and amounts paid to fund our operations.
Amounts posted as collateral with wholesale foreign exchange trading partners are classified on our balance sheets as receivables from brokers and represent collateral required to be deposited with our wholesale forex trading partners in order for us to hold spot foreign exchange positions. We receive interest on amounts we have posted as collateral with wholesale forex trading partners. The amount of collateral required by our wholesale forex trading partners in the future will be commensurate with the amount of spot foreign exchange positions that they hold on our behalf.
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
Cash provided by operating activities was $84.3 million for the nine months ended September 30, 2014, compared to cash provided by operating activities of $10.4 million for the nine months ended September 30, 2013. The majority of this increase was due to our reclassification of cash held at brokers in excess of collateral required to Cash and cash equivalents from

Receivables at banks and brokers, where it was previously recorded, partially offset by decreases in cash related to other assets and accrued compensation and benefits.
Cash used for investing activities was $35.2 million for the nine months ended September 30, 2014, compared to cash used for investing activities of $8.0 million for the nine months ended September 30, 2013. The decrease in cash was driven primarily by the acquisitions of the Valaquenta and Forexster intellectual property rights and the acquisitions of GAA, TT and Galvan, which used significantly more net cash than our acquisition of GFT did in 2013.
Cash used for financing activities was $3.9 million for the nine months ended September 30, 2014, compared to cash used for financing activities of $6.7 million for the nine months ended September 30, 2013. The decrease in cash used was primarily due to the effects of a one-time contractual payment for acquired assets that was made during the nine month period ended September 30, 2013.
Capital Expenditures
Capital expenditures were $8.1 million for the nine months ended September 30, 2014, compared to $4.4 million for the nine months ended September 30, 2013. Capital expenditures for both periods primarily related to the development of our trading platforms and websites.
Contractual Obligations
For the nine months ended September 30, 2014, there were no significant changes to our vendor or operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance-Sheet Arrangements
At September 30, 2014 and December 31, 2013, we did not have any off-balance-sheet arrangements.
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
Revenue Recognition

Revenue is recognized at trade-date.

Retail revenue is determined by the change in the price of the underlying. Unrealized gains or losses on positions revalued at prevailing rates (the difference between contract price and market price) at the date of the balance sheets are included in Receivables from brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities on the Consolidated balance sheets. Changes in net unrealized gains or losses are recorded in Trading revenue on the Unaudited Consolidated statements of operations and comprehensive income.

Commission revenue is determined by the volume of trades. Commission revenue is derived from our GTX business, our futures business, our sales trader business and Galvan Research, our advisory business.

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

Business Combinations

In March 2014, we completed our acquisition of GAA and TT. In July 2014, we completed our acquisition of Galvan. We accounted for these transactions in accordance with accounting guidance for business combinations, which required identifying the acquirer, determining the acquisition date, determining the purchase price and determining fair values for assets and liabilities assumed, as well as calculating goodwill.

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
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our consolidated financial statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customer’s cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents is held in cash and cash equivalents including cash at banks, deposits at wholesale trading partners, in money market funds that invest in short-term U.S. government securities and in United States and Canadian Imperial Bank of Commerce treasury bills. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of September 30, 2014, an immediate 100 basis point increase in short-term interest rates would result in approximately $9.2 million more in annual pretax income.
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
Credit Risk
Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. As a result, we require that each trade must be collateralized in accordance with our margin policies described below. Each customer is required to have minimum funds in their account for opening positions, which we refer to as the initial margin, and for maintaining positions, which we refer to as maintenance margin, depending on the product being traded. Margin requirements are expressed as a percentage of the customer’s total position in that product, and the customer’s total margin requirement is based on the aggregate margin requirement across all of the positions that a customer holds at any one moment in time. Each net position in a particular product is margined separately. Accordingly, we do not net across different positions, thereby following a fairly conservative margin policy. Our systems automatically monitor each customer’s margin requirements in real time.  We typically confirm that each of our customers has sufficient cash collateral in his or her account before we execute their trades, although we may execute trades for certain of our futures clients that are not fully collateralized if we are otherwise reasonably satisfied with their creditworthiness. If at any point in time a customer has “negative equity” because his or her trading position does not comply with the applicable margin requirement, the position may be automatically liquidated, partially or entirely, in accordance with our margin policies and procedures. This policy protects both us and the customer. The incidence of negative equity in customer accounts has been immaterial to our operations during the nine months ended September 30, 2014, which we believe was attributable to our real-time margining and liquidation policies and procedures. Our margin and liquidation policies are set forth in our customer agreements.
We are also exposed to potential credit risk relating to the counterparties with which we hedge our trades and the financial institutions with which we deposit cash. We mitigate these risks by transacting with several of the largest financial institutions in the world. In the event that our access to one or more financial institutions becomes limited, our ability to hedge may be impaired.
Market Risk
Because we act as counterparty to our retail OTC customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of September 30, 2014, we maintained capital levels of $155.7 million, which represented approximately 1.8 times the capital we were required to hold under applicable regulations.
Cash Liquidity Risk
In normal conditions, our market making business of providing online forex trading and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currencies pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with nine financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds. Collateral on deposit ranged from $198.5 million to $287.6 million in the aggregate, during the nine months ended September 30, 2014.
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

Since identifying the material weakness in its internal control over financial reporting discussed above, in accordance with the Company's previously disclosed remediation plan, the Company’s management has implemented an automated process to replace and/or supplement the manual process previously relied upon. In addition, the monitoring of the Company's internal control process has been expanded and the frequency adjusted to take effect monthly. The Company has also increased both the number and the strength of the resources in its UK finance team.

Although the Company believes these measures will address the circumstances that gave rise to the previously identified material weakness, they have not been in place long enough to allow the management of the Company to definitively conclude that the material weakness identified in the Form 10-Q/A did not continue to exist as of the end of the period covered by this report. Accordingly, the CEO and CFO have concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were not effective to ensure that information the Company is required to disclose in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, or reported, within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For the nine months ended September 30, 2014, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2013, filed on March 17, 2014. The following supplements and amends those discussions.

As previously disclosed, on February 16, 2012, we received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with us and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on us, the claimants requested, and we agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. We submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012, we received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. We subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to our motion on June 2, 2013 and subsequently we filed a response to this answer on July 15, 2013. A hearing was held on our application for strike out and/or summary judgment on September 18 and 19, 2013.  After the hearing, the judge asked the claimants to respond in writing to his additional questions from the hearing.  The complaints had until October 11, 2013 to provide answers and we were given until November 1, 2013 to respond.  On February 26, 2014, the judge denied our motion for strike out/summary judgment. A case management conference was held by the Court on October 17, 2014. The parties are now in discovery. We can provide no assurances that this matter will be successfully resolved. This matter is currently pending. As of the date of this report, a potential loss or a potential range of loss cannot be reasonably estimated.
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
(a) Unregistered Sales of Equity Securities

None.
(b) Purchase of Equity Securities by the Issuer

The following table presents information regarding our purchases of our common stock in the nine months ended September 30, 2014:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2014-January 31, 2014	—	—	—	9,321,167
February 1, 2014-February 28, 2014	—	—	—	9,321,167
March 1, 2014-March 31, 2014	—	—	—	9,321,167
April 1, 2014-April 30, 2014	—	—	—	9,321,167
May 1, 2014-May 31, 2014	100,000	$7.93	100,000	8,528,167
June 1, 2014-June 30, 2014	—	—	—	8,528,167
July 1, 2014-July 31, 2014	—	—	—	8,528,167
August 1, 2014-August 31, 2014	—	—	—	8,528,167
September 1, 2014-September 30, 2014	—	—	—	8,528,167
(1) On May 16, 2011, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $10.0 million for the purchase of the Company’s common stock. On May 6, 2013, the Company announced that the Board of Directors approved to increase the total amount available for the purchase of the Company's common stock by $15.0 million.
(2) Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1†	Asset Purchase Agreement, dated as of July 10, 2014, by and among GAIN GTX Bermuda Ltd., GAIN Capital Holdings Inc., and Valaquenta Intellectual Properties Limited.*
10.2†	Asset Purchase Agreement, dated as of July 10, 2014, by and among GAIN GTX Bermuda Ltd., GAIN Capital Holdings Inc., and Forexster Limited.*
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.
†
Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules or exhibits upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2014	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2014	/s/ Jason Emerson
Jason Emerson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1†	Asset Purchase Agreement, dated as of July 10, 2014, by and among GAIN GTX Bermuda Ltd., GAIN Capital Holdings Inc., and Valaquenta Intellectual Properties Limited.*
10.2†	Asset Purchase Agreement, dated as of July 10, 2014, by and among GAIN GTX Bermuda Ltd., GAIN Capital Holdings Inc., and Forexster Limited.*
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.
†
Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules or exhibits upon request by the SEC.