Form 10-K
period 2014-12-31
GAIN Capital Holdings, Inc.
filed 2015-03-16
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014, was approximately $187 million.
As of March 13, 2015, the registrant had 43,391,811 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year is incorporated by reference into Part III of this Form 10-K.

GAIN Capital Holdings, Inc.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

FORWARD-LOOKING INFORMATION

In this Annual Report on Form 10-K, the words “GAIN,” the “Company,” “our,” “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. GAIN’s fiscal year ended on December 31, 2014.

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
OVERVIEW

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. We service retail and institutional customers in more than 180 countries worldwide and conduct business from our offices in New York, New York; Bedminster, New Jersey; Jersey City, New Jersey; Chicago, Illinois; Powell, Ohio; Grand Rapids, Michigan; London, England; Cornwall, England; Tokyo, Japan; Sydney, Australia; Beijing, China; Hong Kong and Singapore.
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

The following table sets forth key financial data and operating metrics for our business:

	Key Financial Data
	(in millions)
	Year Ended December 31,
	2014	2013	2012	2011	2010
Net Revenue	$369.5	$267.6	$151.8	$182.0	$190.2
Net income applicable to Gain Capital Holdings, Inc.(1)	$31.6	$31.3	$2.6	$15.7	$36.9
Adjusted net income(2)	$36.9	$33.9	$4.3	$15.7	$37.8

	Key Operating Metrics
	(Unaudited)
	Year Ended December 31,
	2014	2013	2012	2011	2010
Retail
Funded Accounts	133,771	133,056	85,099	76,485	85,562
Active OTC Accounts(3)	94,895	98,696	60,219	63,435	64,313
Futures Contracts (millions)(4)	7.0	5.4	1.5	—	—
OTC Trading Volume (billions)	$2,430.5	$1,796.7	$1,303.4	$1,574	$1,324.8
Average Daily Volume (billions)	$9.4	$6.9	$5.0	$6.0	$5.1
Client Assets (millions)	$759.6	$739.3	$446.3	$310.4	$256.7
Institutional
Trading Volume (billions)	$5,118.0	$3,965.1	$1,952.6	$853.9	239.3
Average Daily Volume (billions)	$19.8	$15.2	$7.5	$3.3	0.9

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

(2)
Adjusted net income is a non-GAAP financial measure and represents our net income excluding restructuring, acquisition and integration-related expenses, impairment on investment and gain on extinguishment of debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Income Statement Line Items and Key Operating Metrics” and “Reconciliation of Non-GAAP Financial Measures,” for discussion and reconciliation of non-GAAP financial measures.

(3)	Represents accounts which executed a transaction over the last 12 months.

(4)	Futures contracts represent the total number of contracts transacted by customers of our futures business.

Growth Strategies

We intend to grow our business and increase our profitability principally by employing the following growth strategies:

•	Continue to enhance our proprietary trading platforms and innovative trading tools in order to attract customers and increase our market share;

•	Strategically expand our operations and customer base through business acquisitions, investments and partnerships, including our pending acquisition of City Index (Holdings) Limited;

•	Expand our product offerings in order to facilitate clients' trading of our wide range of financial products and to generate more revenue per customer;

•	Identify and enter high-growth markets in order to expand our presence globally in markets where we believe there are large revenue opportunities; and

•	Capture additional market share by taking advantage of consolidation within the retail trading industry.

The following achievements demonstrate the focus on our growth strategies during 2014:

•
The expansion of our futures business through our acquisition of a majority interest in Global Asset Advisors, LLC, a Chicago-based futures brokerage firm, and Top Third Ag Marketing, LLC, which uses options-based hedging strategies to help clients manage the risks of producing agricultural products;

•
The acquisition of Galvan Research and Trading, Ltd., which, along with its affiliates Galvan LLP and Faraday Research LLP, provides individual investors with professional advice and trading recommendations across a wide range of markets, including forex, individual equities, equity indices and other market sectors; and

•	The acquisition of the software and other intellectual property assets utilized to operate the electronic trading platform offered to customers in our GTX business.
In addition, on October 31, 2014, we entered into a Share Purchase Agreement with City Index Group Limited, INCAP Gaming B.V., and IPGL Limited in which we agreed to purchase the entire issued and outstanding share capital of City Index (Holdings) Limited ("City Index"), a global online trading firm specializing in CFDs, forex and spread betting. For more information about these transactions, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" elsewhere in this Form 10-K.

Our Retail Business

Our retail businesses represented 64.1% of our net revenue for the year ended December 31, 2014. We conduct our retail business primarily through our FOREX.com brand. As of December 31, 2014, we had 133,771 funded retail accounts.

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

We seek to attract and support our customers through direct and indirect channels. Our primary direct channel for our retail OTC business is our Internet website, FOREX.com, which is available in multiple languages, including English, Chinese, Japanese, Russian and Arabic. Our indirect channel includes our relationships with introducing brokers, who solicit customers on our behalf, and white label partners, who offer our trading services to their customers under their own brand. Total retail trading volume sourced through direct and indirect channels was 51% and 49%, respectively, for the year ended December 31, 2014.

Customers for our exchange traded futures services on major U.S. and European futures and options exchanges are also sourced directly through our GAIN Capital Group, LLC subsidiary, as well as indirectly through a network of introducing brokers.

We generate revenue in our retail business in two ways: (1) trading revenue from our market making activities for OTC products, earned principally from the bid/offer spread we offer our customers and any net gains and losses generated through changes in the market value of the currencies and other products held in our net exposure and (2) fees, including financing charges for positions held overnight, commissions for futures and equity CFD trades and advisory services, and other account related fees.

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

Competitive pricing and fast, accurate trade execution
For our OTC business, we have leveraged our extensive experience in the global OTC markets to develop highly automated processes, which allow us to deliver tight bid/offer spreads generally reflective of currently available pricing in the markets we offer and to execute our customers’ trades quickly and efficiently.
In this regard, we have longstanding relationships with a large number of institutional liquidity providers, as well as access to multiple liquidity venues, which we believe allow us to offer our customers superior liquidity and more competitive pricing with tighter bid/offer spreads than many of our competitors. In addition, we have developed a proprietary pricing engine that electronically aggregates quotes from our liquidity sources based on the midpoint price between the available “best bid” and “best offer.” This proprietary technology enables us to update our prices, on average three times a second for each market we offer, helping to ensure that our prices accurately reflect current price levels. Our proprietary technology also enables us to provide our customers with high-speed trade execution. In 2014, we handled over 11 million trade requests through FOREX.com's proprietary platform and executed 99.9% of trades in less than one second, with an average execution speed of .06 seconds. We have established a set of standards we use to measure execution quality for FOREX.com, and we publish execution statistics on a monthly basis. The FOREX.com execution scorecard, which is available on our website, demonstrates our ability to provide fast, accurate trade executions, as well as our commitment to transparency in our business. We believe we are the only firm in our industry to voluntarily publish a monthly execution scorecard with the level of detail that we provide.
For our exchange-traded business, we have invested in high-speed connectivity to over 30 global electronic exchanges to deliver streaming quotes and high-speed executions.
Automated customer onboarding and account management
We have developed proprietary technology to automate or otherwise facilitate operational functions that are core to our business and that we believe are important to our ability to deliver a superior customer experience. This includes a highly automated account opening and customer verification process, fast online account funding and withdrawals with a wide variety of automated payment methods, and on-demand delivery of customer information, such as account statements and other account-related reporting. In 2013, we also added account opening and funding functions to our mobile trading applications in order to improve the experience for the increasing number of customers who trade primarily through their mobile devices. Given the highly regulated and global nature of our business, these processes are customized to each regulatory jurisdiction in which we operate, and are further tailored to customer needs and preferences in specific countries in order to make it easier for clients in these countries to open accounts with us and then to fund and trade in those accounts. As a result, we are becoming increasingly successful at acquiring clients from countries in the world where we do not have a local office, particularly in the Middle East and Asia Pacific regions.

Sophisticated risk management
Because we are exposed to market and credit risk in connection with our retail trading activities, developing and maintaining robust risk management capabilities is a high priority.

We allow our customers to trade notional amounts greater than the funds they have on deposit with us through the use of leverage, making management of credit risk a key focus for us. The maximum leverage available to retail traders is generally set by the regulator in each jurisdiction. We manage customer credit risk through a combination of providing trading tools that allow our customers to avoid taking on excessive risk and automated processes that close customer positions in accordance with our policies, in the event customers exceed their credit limits. For example, our customer trading platforms provide a real-time margin monitoring tool to enable customers to know when they are approaching their margin limits. In addition, if a customer’s equity falls below the amount required to support one or more positions, we will automatically liquidate positions to bring the customer’s account into margin compliance.

In addition, we actively monitor and assesses various market factors, including volatility and liquidity, and takes steps to address identified risks, such as proactively adjusting required customer margins (both initial and maintenance). For example, on January 15, 2015, the Swiss National Bank, or SNB, unexpectedly announced that it would move interest rates to -0.75% and abandon the 1.20 floor for EUR/CHF that it had previously maintained. The announcement led to unprecedented volatility in the Swiss franc, which negatively impacted many market participants. However, as part of our risk management framework, our previous assessment of the risk exposure relating to EUR/CHF led us to increase client margin requirements to 5%, as of September 26, 2014, in order to help mitigate the risk of negative client equity in the event the price floor was abandoned.

We have also developed other policies and procedures to manage market risk in our business. When a retail customer executes a trade with us, the trade may be naturally hedged against an offsetting trade from another customer, hedged through an offsetting trade with one of our liquidity providers or may become part of our net exposure portfolio. For naturally hedged trades, we receive the entire bid/offer spread we offer our customers on the two offsetting transactions. For immediately offset trades, we earn the difference between the retail bid/offer spread we offer our customers and the wholesale bid/offer spread we receive from our liquidity providers. Customer trades in our net exposure portfolio are managed pursuant to our risk-management policies and procedures, including risk limits established by the Risk Committee of our Board of Directors, and we receive the net gains or losses generated through the management of our net exposure.
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
Our risk management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management team of senior traders monitors risk exposure continuously and updates senior management both informally over the course of the trading day and formally through real-time, intraday and end-of-day reporting. We do not take proprietary directional market positions and therefore do not initiate market positions for our own account in anticipation of future movements in the relative prices of the products that we offer.

Customers
Our retail customers consist primarily of self-directed traders, who execute trades on their own behalf, and, to a lesser extent, managed account customers who have engaged an intermediary to make trading decisions on their behalf.
Our typical self-directed customer is generally comfortable making trading decisions and is specifically interested in trading leveraged products, which typically have a higher risk/reward profile. For the year ended December 31, 2014, self-directed customers represented approximately 98.0% of our retail trading volume.
The intermediaries engaged by our managed account customers, which we refer to as authorized traders, include professional money managers, which trade a significant amount of aggregated customer funds, and individuals that trade for a small number of customer accounts. For the year ended December 31, 2014, managed account customers collectively represented approximately 2.0% of our retail trading volume.

Sales and Marketing
In connection with our retail business, we look to acquire new customers as cost-efficiently as possible, primarily through online marketing efforts such as advertising on third-party websites, search engine marketing and email marketing. Our experienced in-house marketing team creates highly targeted online campaigns tailored to experienced traders, as well as marketing programs and materials designed to support and educate novice traders. We use sophisticated tracking and measurement techniques to monitor the results of individual campaigns and continually work to optimize our overall marketing results.
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
We also actively forge partnerships with introducing brokers in order to expand our customer base. We work with a variety of different types of introducing brokers, ranging from small, specialized firms that specifically identify and solicit customers interested in forex trading, to larger, more established financial services firms. Introducing brokers direct customers to us in return for either a commission on each referred customer’s trading volume or a share of net revenue generated by each referred customer’s trading activity.

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

•
Global Multi-Product OTC Trading Firms, including firms such as Interactive Brokers, IG Group Holdings plc and CMC Group. These firms generally offer a broad set of asset classes and earn a significant percentage of their revenue from non-forex products, including CFD trading on equity indices and commodities and exchange-traded products, such as futures, options and listed equities.

Our Institutional Business

For our institutional customers, we provide agency execution services and offer access to markets and self-directed trading in foreign exchange, commodities, equities, options and futures via an electronic communications network, or ECN, through our GTX platform. We also offer high touch sales and trading aided by a team of sales employees. For the year ended December 31, 2014, our institutional business represented 34.4% of our net revenue.

In contrast to our retail business, in our institutional business, we primarily act as agent between the principals to the transactions that are executed and earn commissions or commission equivalents (markup/markdown). Our institutional business also facilitates client orders through riskless principal trades.

Electronic Execution Services

Through our GTX platform, we provide deep liquidity in spot and forward foreign exchange and precious metals to buy-side and sell-side firms, including banks, brokers, hedge funds, Commodity Trading Advisors, or CTAs, and asset managers. GTX’s unique centrally-cleared prime brokerage model supports true peer-to-peer trading capabilities, meaning every GTX client has an opportunity to add market liquidity to the venue by posting real-time bids and offers, as well as trade on the bid and offers of other participants. We act as an agent for the trades executed on the GTX platform and, therefore, do not assume any market or credit risk. We generate revenue by charging a commission on trades executed on the platform. For the year ended December 31, 2014, net revenue from our ECN business represented 22% of the net revenue of our institutional business.

Our GTX Direct offering allows professional traders who meet certain qualifications, but do not have a credit line with a prime broker, access to the liquidity of the GTX marketplace. Through GTX Direct, our clients deposit collateral with us and we make trades through the GTX trading platform on our clients’ behalf, earning a commission for each trade.

GTX is powered by software and intellectual property that we first licensed on a exclusive basis in 2010. After undertaking significant development and enhancement efforts, we acquired the software and intellectual property in July 2014.
Institutional Sales and Trading
Our institutional sales and trading business serves a broad range of participants across several asset classes, allowing clients to interact with the market based on their specific needs and preferences. As a result, we are able to attract a base of clients with diverse investment styles and strategies.
Nearly all of our revenue from institutional sales and trading consists of commissions derived from transaction execution services for institutional clients, conducted on an agency basis, as well as commission-equivalents generated on riskless principal transactions. Over the past several years we have built up this business primarily through a focus on our client service and an expansion of our sales and trading team. For the year ended December 31, 2014, net revenue from our institutional sales and trading business represented 78% of the net revenue of our institutional business.

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

GTX competes with other firms offering electronic trading platforms, such as ICAP, through its EBS offering; Reuters; Currenex, owned by State Street Bank; BATS Global Markets, Inc., through its Hotspot offering; Integral Development Corp.; and others.

Our institutional sales and trading group competes for clients with similar groups at leading brokers, including IG Group Holdings plc, CMC Group and Saxo Bank, as well as with boutique asset management firms.

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

U.S. Regulation

In the United States, the CFTC and the NFA regulate our forex and futures trading activities. Historically, the principal legislation covering our U.S. forex business was the Commodity Exchange Act, which provides for federal regulation of all commodities and futures trading activities and requires all futures and commodity options to be traded on organized exchanges. In recent years, as in the case of other companies in the financial services industry, our forex business has been subject to increasing regulatory oversight. Specifically, in 2008, Congress passed the CFTC Reauthorization Act, which amended the Commodity Exchange Act to grant the CFTC express authority to regulate the retail forex industry. On October 18, 2010, the CFTC adopted a series of rules which regulate various aspects of our business, including:

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

•
prohibiting RFEDs, FCMs and introducing brokers from including statements in sales and marketing materials that would appear to convey to potential retail forex customers that there is a guaranty against loss, and requiring that FCMs, RFEDs and introducing brokers provide retail forex customers with enhanced written disclosure statements that, among other things, inform customers of the risk of loss; and

•
requiring RFEDs to maintain net capital of at least $20.0 million, plus 5.0% of the RFED’s retail customer obligations in excess of $10.0 million. In addition, in the event an RFED’s net capital position falls below 110.0% of the minimum net capital requirement, the RFED would be subject to additional reporting requirements.

On January 31, 2015, the NFA enacted a rule prohibiting forex and futures customers in the United States from funding their accounts with credit cards.

In response to the SNB market event, the NFA has also increased the minimum security deposit requirements on certain major currency pairs to 3.0% and 5.0% of notional value, and to 6.0%, 9.0% or 20% on certain other currency pairs. U.S. and foreign regulators have expressed their intention to review existing regulation in a number of areas as a result of the SNB market event.

Our exchange-traded futures business, which is carried on by our subsidiary Gain Capital Group, LLC, is subject to the CFTC Net Capital Rule (Regulation 1.17). Our OTC foreign exchange business carried on by our subsidiary Gain Capital Group, LLC under the Forex.com brand, is also subject to the CFTC Net Capital Rule (Regulation 5.7). Under applicable provisions of these regulations, Gain Capital Group, LLC is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin or $20,000,000 plus 5% of all liabilities owed to retail customers exceeding $10,000,000. At December 31, 2014, Gain Capital Group, LLC maintained $17.3 million more than the required minimum regulatory capital for a total of 1.7 times the required capital and at all times maintained compliance with all applicable regulations.

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

International Regulation

We have provided below a brief description of the key aspects of the regulations governing our operations in the jurisdictions in which we have registered with, or obtained a license from, the local regulator, as well as material regulatory developments affecting our business in other jurisdictions important to our business, including developments that have presented risks or uncertainties for our operations.

United Kingdom
GAIN Capital Forex.com U.K. Ltd., or GCUK, is registered in the U.K. and regulated by the Financial Conduct Authority, or FCA, as a full scope €730k BIPRU Investment Firm. GCUK is required to maintain the greater of $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. The regulatory capital held is required to be in excess of 110% of its requirements at all times. At December 31, 2014, GCUK maintained $4.5 million more than the minimum required regulatory capital for a total of 1.1 times the required capital and at all times maintained compliance with all applicable regulations.

Galvan Research and Trading, Ltd., or Galvan, is registered in the U.K. and regulated by the FCA as a BIPRU Limited Licence Firm. Galvan is required to maintain a base financial resources requirement of $0.1 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or fixed overhead requirement. At December 31, 2014, Galvan maintained $1.1 million more than the minimum required regulatory capital for a total of 3.2 times the required capital and at all times maintained compliance with all applicable regulations.

Japan
Forex.com Japan Co., Ltd., or GC Japan, is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency, or FSA, in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 120%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GC Japan’s market, counterparty credit risk and operational risk. At December 31, 2014, GC Japan maintained $6.2 million more than the minimum required regulatory capital for a total of 3.7 times the required capital and at all times maintained compliance with all applicable regulations.

GC Japan is also regulated by the Japan Ministry of Economy, Trade and Industry, or the METI, and the Japan Ministry of Agriculture, Forestry and Fisheries, or the MAFF. As required under applicable law, on January 1, 2011, we obtained a license from the METI and MAFF.

Australia
GAIN Capital Forex.com Australia, Pty. Ltd., or GCAU, is regulated under the laws of Australia, including the Corporations
Act 2001 (Commonwealth of Australia). The Australian Securities and Investments Commission, or ASIC, is the corporate, markets and financial services regulator in Australia responsible for administering aspects of the Corporations Act 2001. GCAU holds an Australian Financial Services License that has been issued by ASIC. GCAU is required to maintain a minimum capital requirement of $0.8 million (1.0 million AUD). At December 31, 2014, GCAU maintained $1.9 million more than the minimum required regulatory capital for a total of 3.4 times the required capital and at all times maintained compliance with all applicable regulations.

Effective January 31, 2014, ASIC increased the Net Tangible Assets (NTA) requirement, as part of RG166: Licensing: Financial Requirements, for OTC derivative issuers.  ASIC requires retail OTC derivative issuers to have at all times the greater of AUD$ 1,000,000 or 10% of average revenue on hand at all times.  RG166 outlines that, at the minimum, 50% of the NTA requirement is required to be held in cash or cash equivalents and 50% in liquid assets.  OTC derivative issuers must report to ASIC if their NTA falls below 110% of the requirement within 3 business days after becoming aware of the event.

ASIC has also recently implemented additional reporting regulations. As part of phase 2 of RG251 under ASIC, GCAU began transaction reporting on October 1, 2014 and will be required to begin position reporting on April 1, 2015.  Australian Financial Service Licensees (AFSL) are required to report commodity, credit, equity, interest, and foreign exchange derivatives transactions and positions.  AFSL holders will need to report to ASIC approved trade repositories under the Corporations Act 2001 as per the reporting requirement.

Hong Kong
GAIN Capital - Forex.com Hong Kong, Ltd., or GCHK, is licensed by the Securities and Futures Commission, or SFC, to carry out Type 3 Regulated Activity, Leveraged Foreign Exchange Trading. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of the higher of $1.9 million or the sum of 1.5% of its aggregate gross foreign currency position and 5% of its adjusted liabilities and clients’ margin calculated in accordance with applicable rules. At December 31, 2014, GCHK maintained $1.9 million more than the minimum required regulatory capital for a total of 2.0 times the required capital and at all times maintained compliance with all applicable regulations.

Cayman Islands
GAIN Global Markets, Inc., or GGMI, our Cayman Island subsidiary, is a registered securities arranger with the Cayman Islands Monetary Authority, or CIMA. GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or $100,000. At December 31, 2014, GGMI maintained $0.1 million more than the minimum required regulatory capital for a total of 2.0 times the required capital and at all times maintained compliance with all applicable regulations.

Canada
GAIN Capital - Forex.com Canada, Ltd., or GCCA, is a Dealer Member of the Investment Industry Regulatory Organization of Canada, or IIROC, and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory, but generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission, or OSC. GCCA is required to maintain risk-adjusted capital in excess of the minimum capital requirement. At December 31, 2014, GCCA maintained $1.4 million more than the minimum required regulatory capital for a total of 8.0 times the required capital and at all times maintained compliance with all applicable regulations.

Singapore

GFT Global Markets Asia Pte Limited, or GFT SG, is a sole proprietorship foreign exchange trading firm registered with the Monetary Authority of Singapore, or MAS, and operates as an approved holder of Capital Markets Services License.    GFT SG is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap.289) and a Commodity Brokers License granted under the Commodity Trading Act by the International Enterprise of Singapore. Under these rules, GFT SG is required to maintain a minimum liquid capital requirement of $1.5 million (2.0 million SGD). At December 31, 2014, GFT SG maintained $1.8 million more than the required minimum regulatory capital for a total of 2.2 times the required capital and at all times maintained compliance with all applicable regulations.

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

Employees

As of December 31, 2014, we had 479 employees. None of our employees are covered by collective bargaining agreements.

Corporate Information

We were incorporated in Delaware in October 1999 as GAIN Capital, Inc. Our principal executive offices are located at Bedminster One, 135 Route 202/206, Bedminster, New Jersey 07921. We operate our trading risk management and most administrative services out of our New York, New York; Bedminster, New Jersey; Jersey City, New Jersey; Chicago, Illinois; Powell, Ohio; Grand Rapids, Michigan; London, England; Cornwall, England; Tokyo, Japan; Sydney, Australia; Beijing, China; Hong Kong and Singapore offices. A complete list of our subsidiaries can be found in Exhibit 21.1.

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

During recent years, there has been significant disruption and volatility in the global financial markets. Many countries, including the United States and some member countries of the European Union, have recently experienced recessionary conditions. Our revenue is influenced by the general level of trading activity in the global financial markets. Our revenue and operating results may vary significantly from period to period due primarily to movements and trends in the world’s financial markets and to fluctuations in trading levels. We have generally experienced greater trading volume in periods of volatile markets. In the event we experience lower levels of market volatility, our revenue and profitability will likely be negatively affected as occurred during the first, third and fourth quarters of 2012, and the first and second quarters of 2014, when volatility levels were at or below previous four year lows. In addition, our customer base is primarily comprised of individual retail customers who view trading in the markets we offer as an alternative investment class. If global economic conditions limit the disposable income of our customers, our business could be materially adversely affected as our customers may choose to curtail their trading, which could result in reduced customer trading volume and trading revenue.

Like other financial services firms, our business and profitability are directly affected by elements that are beyond our control, such as economic and political conditions, broad trends in business and finance, changes in the volume of market transactions, changes in supply and demand for currencies, movements in currency exchange rates, changes in the financial strength of market participants, legislative and regulatory changes, changes in the markets in which such transactions occur, changes in how such transactions are processed and disruptions due to terrorism, war or extreme weather events. Any one or more of these factors, or other factors, may adversely affect our business and results of operations and cash flows. A weakness in equity markets, could result in reduced trading activity by our customers and, therefore, could have a material adverse effect on our business, financial condition and results of operations and cash flows. As a result, period-to-period comparisons of our operating results may not be meaningful and our future operating results may be subject to significant fluctuations or declines.

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

Our trading activities involve significant risks and unforeseen events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We offer our clients access to a wide array of products, including forex, CFDs, spread bets, futures, futures options, OTC currency derivatives and gold and silver spot trading products. Our trading activities in these various products involve significant risks.

Through our retail and institutional forex trading activities, our principal sources of revenues and profits arise from the difference between the prices at which we buy and sell, or sell and buy, foreign currencies. We may incur trading losses for a variety of reasons, including:

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

All of the risks that pertain to our trading activities in the forex market also apply to our CFDs, spread bets, futures, futures options, OTC currency derivatives and gold and silver spot trading products and any other products we may offer in the future. These risks include market risk, counterparty risk, liquidity risk, technology risk, third-party risk and risk of human error. In addition, unexpected events can occur that can result in great financial loss to us, including our inability to effectively integrate new products into our existing trading platforms or our failure to properly manage the market risks associated with making markets for new products. The profit margins for these products may not be similar to the profit margins we have realized with respect to forex trading.

In addition, due to regulatory restrictions, CFDs are not and may not be offered in the United States by us or any of our U.S. or non-U.S. subsidiaries, and CFDs are not eligible for resale to U.S. persons. To the extent our current CFD product offerings constitute an offer or sale of securities under the U.S. federal securities laws, we will need to comply with those U.S. federal securities laws. Our CFD product offerings are not currently registered with the SEC or any other U.S. regulator. To the extent our CFD offerings constitute OTC futures contracts or other financial derivative instruments, they are prohibited under the provisions of the U.S. Commodity Exchange Act. To the extent our CFD offerings are determined to constitute swaps or security-based swaps under the Dodd-Frank Act, the Commodity Exchange Act or the federal securities laws, we would be required to comply with such U.S. laws with respect to such offerings. Failure to effectively manage these risks or properly comply with local laws or regulations relating to our product offerings, including U.S. federal securities laws, may expose us to fines, penalties or other sanctions that could have a material adverse effect upon our business, financial condition and results of operations and cash flows.

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

Our proposed acquisition of City Index and any future acquisitions may result in significant transaction expenses, integration and consolidation risks and risks associated with entering new markets, and we may be unable to profitably operate our consolidated company.

On October 31, 2014, we entered into a definitive agreement to acquire City Index and intend to continue to pursue other acquisitions as part of our strategy to increase the range of products that we offer, especially into non-forex products, and to expand our businesses into new markets and geographies. We expect to incur a number of costs associated with the City Index acquisition, including, but not limited to, fees paid to legal, financial, tax and accounting advisors, filing fees and printing costs. Any future acquisitions may also result in significant transaction expenses. The City Index acquisition and any future acquisitions also present risks associated with offering new products or entering new markets and integrating the acquired companies. Other areas where we may face risks include:

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

When the City Index acquisition is completed, there will be an additional 5,319,149 shares of our Common Stock outstanding. In addition, although it is not possible to determine the exact maximum number of shares of Common Stock that will be issuable upon conversion of the convertible notes to be issued in the City Index acquisition until such notes are issued on or around the closing date of the acquisition, to the extent that we elect to settle any conversions of the convertible notes by issuing shares of our Common Stock or a combination of cash and shares of our Common Stock, the convertible notes will have a dilutive effect on our Common Stock, and such dilutive effect may be substantial.

Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, amortization expenses, impairment of goodwill and purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results. Additionally, any new businesses that we may acquire, including City Index, once integrated with our existing operations, may not produce expected or intended results. Our failure to address these risks or other problems encountered in connection with our future acquisitions could cause us to fail to realize the anticipated benefits of such acquisitions or incur unanticipated liabilities, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The accounting method for convertible debt securities that may be settled in cash, such as our 4.125% Convertible Senior Notes due 2018 and the convertible notes to be issued in connection with the City Index acquisition, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes and the convertible notes to be issued in connection with the expected closing of our acquisition of City Index) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and is reflected as a liability in our Consolidated Balance Sheets in an amount equal to the fair value. The equity component of the notes is included in the additional paid-in capital section of our stockholders’ equity on our Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our consolidated income statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as our 4.125% Convertible Senior Notes and the convertible notes to be issued in connection with our acquisition of City Index) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share unless the conversion value of the notes exceeds their principal amount at the end of the relevant reporting period. If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, were issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 4.125% Convertible Senior Notes that were issued in November 2013 and the convertible notes that will be issued in connection with the expected closing of our acquisition of City Index, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt because of factors beyond our control. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

We may also have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Even if we prevail in any litigation or enforcement proceedings against us, we could incur significant legal expenses defending against the claims, even those without merit. Moreover, because even claims without merit can damage our reputation or raise concerns among our customers, we may feel compelled to settle claims at significant cost. The initiation of any claim, proceeding or investigation against us, or an adverse resolution of any such matter, could have a material adverse effect on our reputation, business, financial condition and results of operations and cash flows.

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

In 2014, we generated approximately 84.1% of our retail trading volume from customers outside the United States. Expanding our business in new markets is an important part of our growth strategy. Due to certain cultural, regulatory and other challenges relevant to those markets, however, we may be at a competitive disadvantage in those regions relative to local firms or to international firms that have a well-established local presence. These challenges include:

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

As a holding company with no material assets other than the stock of our operating subsidiaries, nearly all of our funds generated from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to regulation and requirements of various regulatory bodies, including the CFTC and NFA in the United States, the FCA in the United Kingdom, the FSA, METI and

MAFF in Japan, the SFC in Hong Kong, IIROC and the Ontario Securities Commission, or OSC, in Canada and the CIMA in the Cayman Islands, relating to liquidity and capital standards, which may have the effect of limiting funds available for the payment of dividends to the holding company. Accordingly, if our operating subsidiaries are unable to pay us dividends and make other payments to us when needed, due to regulatory restrictions or otherwise, we may be unable to satisfy our obligations when they arise.

Risks Related to Regulation

Failure to comply with the rapidly evolving laws and regulations governing our businesses may result in regulatory agencies taking action against us, which could significantly harm our business.

Substantially all of our operations are conducted through subsidiaries that are regulated by governmental bodies or self-regulatory organizations. Many of the regulations we are governed by are intended to protect the public, our customers and the integrity of the markets, and not necessarily our shareholders.

Among other things, we are subject to regulation with regard to:

•	sales and marketing activities, including our interaction with, and solicitation of, customers;

•	trading practices, including the types of investment products we may offer;

•	the methods by which customers can fund accounts with us, including the recently implemented NFA ban on the use of credit cards to fund accounts in the United States;

•	treatment of customer assets, including custody, control, safekeeping and, in certain countries, segregation of our customer funds and securities;

•	maintaining specified minimum amounts of capital and limiting withdrawals of funds from our regulated operating subsidiaries;

•	continuing education requirements for our employees;

•	anti-money laundering practices;

•	record keeping and reporting; and

•	supervision regarding the conduct of directors, officers and employees.

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

Recently, the legislative and regulatory environment in which we operate has undergone significant changes, and U.S. and foreign regulators have expressed their intention to review existing regulation in a number of areas as a result of the highly publicized market disruption that occurred in January 2015 when the SNB announced that it would move interest rates to -0.75% and abandon the 1.20 floor for EUR/CHF that it had previously maintained. Our ability to expand our presence in various jurisdictions throughout the world will depend on the nature of future changes to the regulatory environment and our ability to continue to comply with evolving requirements. To the extent one or more regulators determines that our current activities do not comply with applicable law or regulations in a given jurisdiction, our services may be disrupted, we may elect to shift our services to a white label partner or we may be required to withdraw or modify our service offering.

In August 2010, the CFTC released new rules, effective as of October 18, 2010, relating to the retail forex industry regarding, among other things, increased initial minimum security deposits, registration of introducing brokers, money managers and fund managers, increased risk disclosures, including disclosures relating to customer profits and losses, record keeping, financial reporting, minimum capital and other operational standards. In addition, the rules established 50-to-1 as the maximum leverage permitted to be provided to U.S. customers in major currency pairs, and 20-to-1 in all other currency pairs. More recently, following the SNB market event, the NFA lowered the maximum leverage in the United States to 33-to-1 or 20-to-1for certain major currency pairs, and to 17-to-1, 11-to-1 and 5-to-1 for certain other currency pairs. Regulators in other jurisdictions may make similar adjustments to maximum leverage limits. We can provide no assurance that maximum leverage limits in the United States, or elsewhere, will not be decreased further, which could materially adversely affect our business, results of operations and financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, enacted in July 2010, has had and is expected to continue to have a significant effect on our U.S. retail business. For example, the Dodd-Frank Act further amended the Commodity Exchange Act to prohibit essentially all OTC retail transactions in any commodity other than foreign currency after July 15, 2011. As a result, after such date, we are not permitted to offer our U.S. retail customers leveraged spot metals trading or any product other than forex. The Dodd-Frank Act also provides for additional regulation of swaps and security-based swaps, including some types of foreign exchange and metals derivatives in which we engage. Swap dealers are required to register with the CFTC and are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including, among other things, new capital requirements, a new margin regime for uncleared swaps and a new segregation regime for collateral of counterparties to uncleared swaps. Swap execution facilities, as defined by the Commodity Exchange Act, are also required to register with the CFTC with respect to transactions involving swaps that are subject to mandatory clearing requirements and are subject to a comprehensive regulatory regime with new obligations for cleared swap activities for which they are registered, including, among other things, a variety of core principles and other requirements, such as maintaining a rule book defining the rules of the swap execution facility and its members. Areas required to be covered in the rule book include, but are not limited to: governance, participants, participant obligations, trading practices, reporting, clearing, business conduct, disciplinary rules, arbitration and other matters. While the specific parameters of these swap dealer and swap execution facility requirements are still being developed by the relevant regulators, it is likely that any of our subsidiaries that are required to register as swap dealers (such as GAIN GTX, LLC and GTX SEF, LLC, which have registered with the CFTC and NFA as a swap dealer and a swap execution facility, respectively) will face increased costs due to the registration and regulatory requirements listed above. Any of these new regulatory developments, alone or in combination, could have a material adverse effect on our business and profitability.

In the European Union, government officials have announced the intention to propose new laws to regulate OTC derivatives. The new laws would, among other things, require mandatory central clearing of some derivatives, higher collateral requirements and higher capital charges for certain OTC derivatives. In February 2014, the European Market Infrastructure Regulation, or EMIR, enacted reporting requirements requiring all open trade positions under the applicable asset classes, including all over-the-counter and exchange traded derivatives, to be reported, on a back-dated basis from August 2012 to the present, to an approved trade repository. Many of these initiatives are still at the consultation stage and details for many aspects of the legislative proposals have not yet been published. If the products that we offer are subjected to mandatory central clearing, exchange trading, higher collateral requirements or higher capital charges, our business, financial condition and results of operations could be materially adversely affected.

In Japan, regulations, which became effective in August 2011, prohibit our ability to offer Japanese residents leverage for forex products in excess of 25-to-1. For spot gold that we offer in Japan, beginning July 1, 2011, the maximum allowable leverage became 20-to-1. Japanese authorities may adopt additional regulatory changes in the future, or other regulators could follow in the Japanese regulators’  example, and such changes to permitted margin or other aspects of our business could materially adversely affect our financial condition, results of operations and cash flows.

In Australia, ASIC has proposed its intention to issue new guidance on advertising materials, to introduce disclosure benchmarks for OTC CFD providers and to require OTC CFD providers to adopt written customer suitability policies.

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

For the year ended December 31, 2014, approximately 81% of our trading volume was attributable to customers resident in a jurisdiction where we or our white label partners are licensed, regulated or deal with customers cross-border in a manner that we believe does not require us to be regulated in that jurisdiction. The remaining 19% of our retail trading volume was attributable to customers in jurisdictions in which we or our white label partners are not currently licensed or authorized by the local government or applicable self-regulatory organization. We determine the nature and extent of services we can offer and the manner in which we conduct our business in the various jurisdictions in which we serve customers based on a variety of factors, including legal advice received from local counsel, our review of applicable U.S. and local laws and regulations and, in some cases, our discussions with local regulators. In cases in which we operate in jurisdictions based on local legal advice, we are exposed to the risk that our legal and regulatory analysis is subsequently determined by a local regulatory agency or other authority to be incorrect and that we have not been in compliance with local laws or regulations, including local licensing or authorization requirements, and to the risk that the regulatory environment in a jurisdiction may change, including in a circumstance where laws or regulations or licensing or authorization requirements that previously were not enforced become subject to enforcement.

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

Our regulators have stringent rules requiring that we maintain specific minimum levels of regulatory capital in our operating subsidiaries. In the United States, as a Futures Commission Merchant, or FCM, and a Retail Forex Exchange Dealer, or RFED, we are required to maintain adjusted net capital of $20.0 million plus 5.0% of the amount of retail customer liabilities over $10.0 million. On a worldwide basis, as of December 31, 2014, we were required to maintain approximately $76.3 million in minimum capital in the aggregate across all jurisdictions. Regulators continue to evaluate and modify regulatory capital requirements from time to time in response to market events and to improve the stability of the international financial system. Additional revisions to this framework or new capital adequacy rules applicable to us may be proposed and ultimately adopted, which could further increase our minimum capital requirements in the future.

Even if regulators do not change existing regulations or adopt new ones, our minimum capital requirements will generally increase in proportion to the size of the business conducted by our regulated subsidiaries. As a result, we will need to increase our regulatory capital in order to expand our operations and increase our revenue, and our inability to increase our capital on a cost-efficient basis could constrain our growth. In addition, in many cases, we are not permitted to withdraw regulatory capital maintained by our subsidiaries without prior regulatory approval or notice, which could constrain our ability to allocate our capital resources most efficiently throughout our global operations. In particular, these restrictions could adversely affect our ability to withdraw funds needed to satisfy our ongoing operating expenses, debt service and other cash needs and could affect any future decision by our Board of Directors regarding the payment of our quarterly dividends. Regulators monitor our levels of capital closely and we are required to report the amount of regulatory capital we maintain to our regulators on a regular basis, and must report any deficiencies or material declines promptly. While we expect that our current amount of regulatory capital will be sufficient to meet anticipated short-term increases in requirements, any failure to maintain the required levels of regulatory capital, or to report any capital deficiencies or material declines in capital could result in severe sanctions, including fines, censure, restrictions on our ability to conduct business and revocation of our registrations. The imposition of one or more of these sanctions could ultimately lead to our liquidation, or the liquidation of one or more of our operating subsidiaries.

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

As participants in the financial services industry, we are, and our subsidiaries are, subject to numerous laws and regulations, including the United States Patriot Act, that require that we know our customers and monitor transactions for suspicious financial activities. The cost of complying with the Patriot Act and similar laws and regulations is significant. We face the risk that our policies, procedures, technology and personnel directed toward complying with these laws and regulations are insufficient and that we could be subject to significant criminal and civil penalties due to noncompliance. Such penalties could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Risks Related to Third Parties

If we lose access to our prime brokers and other liquidity providers, we may be unable to provide competitive trading services, which will materially adversely affect our business, financial condition and results of operations and cash flows.

We rely on third-party financial institutions to provide us with market liquidity. We maintain relationships with a large network of liquidity providers, including established global prime brokers such as J.P. Morgan, Citibank and UBS. We depend on these relationships, particularly those with our prime brokers, for our access to a pool of liquidity to ensure that we are able to execute our customers’ trades in the products we offer at the notional amounts our customers request. These liquidity providers, although under contract with us, may terminate our arrangements at any time. If we were to experience a disruption in the services provided by a liquidity provider, particularly one of our prime brokers, due to a financial, technical or other adverse development, our business could be materially adversely affected to the extent that we are unable to transfer positions and margin balances to another liquidity provider that allows us to offer competitive trading services in a timely fashion. In the event of the insolvency of one of our prime broker or other liquidity providers, we might not be able to recover any or all of the funds we have on deposit with such entity since we will be among the entity’s unsecured creditors. In the event that we no longer have access to the levels of liquidity that we currently have, we may be unable to provide competitive trading services, which would materially adversely affect our business, financial condition and results of operations and cash flows.

A systemic market event that impacts the various market participants with whom we interact could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We interact with various third parties through our relationships with our liquidity providers, white label partners and introducing brokers. Some of these market participants could be overleveraged. In the event of sudden, large market price movements, such market participants may not be able to meet their obligations to brokers who, in turn, may not be able to meet their obligations to their counterparties. As a result, a system collapse in the financial system could occur, which would have a material adverse effect on our business, financial condition and results of operations and cash flows.

We are subject to risk of default by financial institutions that hold our funds and our customers’ funds.

We have significant deposits of our own funds and our customers' funds with banks and other financial institutions, including liquidity providers. In the event of the insolvency of one of these financial institutions, we might not be able to fully recover the assets we have deposited since we will be among the institution’s unsecured creditors. As a result, our business could be materially adversely affected by the loss of these funds.

Customer funds deposited with us in the United States are not permitted to be segregated from our own funds for purposes of applicable bankruptcy or insolvency laws, meaning such funds may be at risk of default if we were to become insolvent.

Pursuant to CFTC and NFA regulations for our U.S.-regulated subsidiaries, customer funds deposited with us are not permitted to be segregated from our own funds for purposes of applicable bankruptcy and insolvency laws. Because our customers’ funds are aggregated with our own for these purposes, in the event we were to become insolvent, our customers may be unable to fully recover the funds they have deposited with us, as they will be among our unsecured creditors, and the extent to which these funds will be entitled to insurance by the Federal Deposit Insurance Corporation is uncertain.

We are subject to credit risk in that a customer’s losses may exceed the amount of cash in their account.

Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. Our margin policy allows customers to leverage their account balances by trading notional amounts that may be significantly larger than their cash balances. We mark our customers’ accounts to market each time a currency price in their portfolio changes. While this allows us to closely monitor each customer’s exposure, it does not guarantee our ability to eliminate negative customer account balances prior to an adverse currency price change or other market events, such as the extreme volatility in the Swiss franc following the SNB market event in January 2015. Although we have the ability to alter our margin requirements without prior notice to our customers, this may not eliminate the risk that our access to liquidity becomes limited or market conditions, including currency price volatility and liquidity constraints, change faster than our ability to modify our margin requirements. Changes in market conditions or unforeseen extreme market events could result in our customers experiencing losses in excess of the funds they have deposited with us.  In such an event, we may not be able to recover the negative client equity from our customers, which may result in a trading loss for us.  In addition, if we cannot recover funds from our customers, we may nonetheless be required to fund positions we hold with our liquidity providers or other third parties.  Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure of third-party systems or third-party service and software providers upon which we rely could adversely affect our business.

We rely on certain third-party computer systems or third-party service and software providers, including trading platforms, back-office systems, Internet service providers, software development partners and communications facilities. For example, for the year ended December 31, 2014, 37.9% of our retail trading volume was derived from trades utilizing the MetaTrader platform, a third-party trading platform we license that is particularly popular in the international retail trading community. Any interruption in these third-party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find an alternative systems or services provider on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Security breaches in our computer infrastructure may jeopardize confidential information transmitted over the Internet, cause interruptions in our operations or give rise to liabilities to third parties.

Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems and security breaches. Any such problems or security breaches could give rise to liabilities to one or more third parties, including our customers, and disrupt our operations. A party able to circumvent our security measures could misappropriate proprietary information or customer information, jeopardize the confidential nature of information we transmit over the Internet or cause interruptions in our operations. Concerns over the security of Internet transactions and the safeguarding of confidential personal information could also inhibit our customers’ use of our systems over the Internet. To the extent that our activities involve the storage and transmission of proprietary information and personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our current insurance policies may not protect us against all of such losses and liabilities. Any of these events, particularly if they result in a loss of confidence in our services, could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Failure to maintain relationships with introducing brokers who direct new customers to us could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We have relationships with introducing brokers who direct new customers to us and provide marketing and other services for these customers. In certain jurisdictions, we are only able to provide our services through introducing brokers. For the year ended December 31, 2014, approximately 31.6% of our retail trading volume was derived from introducing brokers. Many of our relationships with introducing brokers are nonexclusive or may be terminated by the brokers on short notice. In addition, under our agreements with introducing brokers, they have no obligation to provide us with new customers or minimum levels of transaction volume. Our failure to maintain our relationships with these introducing brokers, the failure of the introducing brokers to provide us with customers or our failure to create new relationships with introducing brokers would result in a loss of revenue, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. To the extent any of our competitors offers more attractive compensation terms to one or more of our introducing brokers, we could lose the brokers’ services or be required to increase the compensation we pay to retain the brokers. In addition, we may agree to set the compensation for one or more introducing brokers at a level where, based on the transaction volume generated by customers directed to us by such brokers, it would have been more economically attractive to seek to acquire the customers directly rather than through the introducing broker.

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

We have relationships with white label partners who provide trading services to their customers by using our trading platform and other services and, therefore, provide us with an additional source of revenue. For the year ended December 31, 2014, approximately 17.2% of our retail trading volume was derived from white label partners. Many of our relationships with white label partners are non-exclusive or may be terminated by them on short notice. In addition, our white label partners have no obligation to provide us with minimum levels of transaction volume. Our failure to maintain our relationships with these white label partners, the failure of these white label partners to continue to offer online trading services to their customers using our trading platform, the loss of requisite licenses by our white label partners or our inability to enter into new relationships with white label partners would result in a loss of revenue, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. To the extent any of our competitors offers more attractive compensation terms to one or more of our white label partners, we could lose the white label partnerships or be required to increase the compensation we pay to retain the white label partners.

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

We pay certain white label partners and introducing brokers based on the volume of trading activity of the customers they introduce to us, regardless of whether the trading activity from such trading volume is profitable to us. Certain market conditions may be conducive to high trading volume by these customers but not to trading activity by such customers that allows us to generate significant revenue. As such, we may incur losses from these arrangements in the event that we are required to pay for increased trading volume but do not generate corresponding increased revenue from the related trade flow. These losses could have a material adverse effect on our results of operations, particularly our EBITDA and net revenue.

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

We may be unable to obtain capital when we need it, on acceptable terms, or at all.

Our business depends on the availability of adequate funding and regulatory capital under applicable regulatory requirements. Historically, we have satisfied these needs from internally generated funds and from our offering of convertible debt securities. While we currently anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months, we may need to raise additional funds to:

•	support more rapid expansion;

•	develop new or enhanced services and products;

•	respond to competitive pressures;

•	acquire new businesses, products or technologies; or

•	respond to unanticipated requirements.

Additional financing may not be available when needed on terms favorable to us or at all.

The limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price.

Our common stock is relatively illiquid. As of March 13, 2015, we had 43,391,811 shares of common stock outstanding (excluding shares held by us as treasury stock). The average daily trading volume in our common stock during the 60 calendar days ended March 1, 2015 was approximately 0.4 million shares. A more active public market for our common stock may not develop, which could continue to adversely affect the liquidity of our common stock and adversely affect the trading price of our common stock. Moreover, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile than that of other companies or the market as a whole. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in us at a satisfactory price.

Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions, conversion of our 4.125% Convertible Senior Notes or the convertible notes that will be issued in connection with our acquisition of City Index, or otherwise.

As of December 31, 2014, we had approximately 14.4 million shares of common stock authorized but unissued, and, on March 12, 2015, our stockholders approved an amendment to our certificate of incorporation that authorizes an additional 60.0 million shares of common stock. Our certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions, in future common stock offerings or otherwise. As of December 31, 2014, we have reserved an aggregate of 8.1 million shares for issuance under our equity incentive compensation plans (consisting of 2.5 million to be issued pursuant to future awards and grants under the 2010 Omnibus Incentive Compensation Plan, or 2010 Plan, 5.2 million shares that are subject to outstanding grants under a predecessor plan and the 2010 Plan, and 0.4 million shares to be issued pursuant to the 2011 Employee Stock Purchase Plan). In addition, our 4.125% Convertible Senior Notes are convertible into shares of our common stock, although we may, at our election and subject to certain limitations, choose to settle any conversion by the payment or delivery of cash, shares of our common stock, or a combination thereof. Prior to June 1, 2018, the notes may be converted only upon the occurrence of specified events set forth in the indenture pursuant to which they were issued, while on or after June 1, 2018, holders may convert their notes at any time. The convertible notes that are to be issued in connection with our acquisition of City Index will be convertible into shares of common stock on terms similar to those of our 4.125% Convertible Senior Notes. Any common stock that we issue, including under our 2010 Plan, 2011 Employee Stock Purchase Plan or other equity incentive plans that we may adopt in the future, or upon conversion of our 4.125% Convertible Senior Notes or the convertible notes issued in connection with the City Index acquisition will dilute the percentage ownership held by investors who own our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. We service retail and institutional customers in more than 180 countries worldwide and conduct business from our offices in New York, New York; Bedminster, New Jersey; Jersey City, New Jersey; Chicago, Illinois; Powell, Ohio; Grand Rapids, Michigan; London, England; Cornwall, England; Tokyo, Japan; Sydney, Australia; Beijing, China; Hong Kong and Singapore. All of our office space was leased as of December 31, 2014.

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

On February 16, 2012, we received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Conduct Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with us and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on us, the claimants requested, and we agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. We submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012, we received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. We subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to our motion on June 2, 2013 and subsequently we filed a response to this answer on July 15, 2013. A hearing was held on our application for strike out and/or summary judgment on September 18 and 19, 2013. After the hearing, the judge asked the claimants to respond in writing to his additional questions from the hearing. The claimants had until October 11, 2013 to provide answers and we were given until November 1, 2013 to respond. On February 26, 2014, the judge denied our motion for strike out and/or summary judgment. A case management conference was held by the Court on October 17, 2014. The parties are now in discovery. We can provide no assurances that this matter will be successfully resolved. This matter is currently pending and, as of the date of this report, a potential loss or a potential range of loss cannot be reasonably estimated.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange under the symbol “GCAP” on December 15, 2010. Prior to that date, there was no established trading market for our common stock. As of March 13, 2015, we estimate that we had approximately 97 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

The following table details the high and low closing prices for the common stock as reported by the New York Stock Exchange for the periods indicated.

	2014		2013
Quarter	High	Low	High	Low
First Quarter	$11.81	$7.82	$4.61	$4.06
Second Quarter	$11.14	$7.58	$6.45	$4.27
Third Quarter	$7.71	$6.01	$14.31	$5.44
Fourth Quarter	$9.11	$6.18	$12.32	$7.15

DIVIDEND POLICY
Prior to the fourth quarter of 2011, we retained all earnings for investment in our business. In October 2011, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination by our Board of Directors of the amount. Each quarter since, we have paid a $0.05 per share dividend to holders of our common stock. The latest dividend of $0.05 per share was declared on February 25, 2015, payable on March 23, 2015 to stockholders of record on March 13, 2015.

Although we intend to continue our policy of paying quarterly dividends, any declaration and payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our Board of Directors deems relevant. The Board’s ability to declare a dividend is also subject to limits imposed by Delaware corporate law. In addition, our subsidiaries are permitted to pay dividends to us subject to (i) certain regulatory restrictions related to the maintenance of minimum net capital in those of our subsidiaries that are subject to net capital requirements imposed by applicable law or regulation and (ii) general restrictions imposed on dividend payments under the laws of the jurisdiction of incorporation or organization of each subsidiary.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

REPURCHASES OF COMMON STOCK

During the year ended December 31, 2014, we repurchased approximately 0.1 million shares of our common stock pursuant to the terms of our approved stock repurchase plan.

			Total	Maximum Number
			Number of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	Total Number		Announced	Yet Be Purchased
	of Shares	Average Price	Plans or	Under the Plans or
Period	Purchased(1)	Paid per Share(1)	Programs(1)	Programs(1)(2)
January 2014	—	—	—	$9,321,167
February 2014	—	—	—	$9,321,167
March 2014	—	—	—	$9,321,167
April 2014	—	—	—	$9,321,167
May 2014	100,000	$7.93	100,000	$8,528,167
June 2014	—	—	—	$8,528,167
July 2014	—	—	—	$8,528,167
August 2014	—	—	—	$8,528,167
September 2014	—	—	—	$8,528,167
October 2014	—	—	—	$8,528,167
November 2014	—	—	—	$8,528,167
December 2014	—	—	—	$8,528,167

(1)	In May 2013, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $15.0 million for the purchase of the Company’s common stock.
(2)    Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

STOCK PERFORMANCE GRAPH

The following performance chart assumes an investment of $100 on December 15, 2010 (the date our shares began trading on the NYSE) and compares the change at December 31, 2010 through December 31, 2014 in the market price for our common stock with the Russell 2000 Index, the NASDAQ Composite Index, and a peer group identified by us (the “Selected Peer Group Index”). The Selected Peer Group Index was selected to include publicly-traded companies engaging in one or more of our lines of business.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2014.

Number of
securities remaining
	Number of	Weighted-average	available for future
	securities to be	exercise price	issuance under
	issued upon exercise	of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a)
Plan category	(a)	(b)	(c)(1)
Equity compensation plans approved by security holders	3,042,656	$5.52	2,428,950

(1)
In accordance with the 2010 Omnibus Incentive Compensation Plan, an additional 1.4 million shares were made available for issuance on the first trading day of 2015; these shares are excluded from this calculation.

ITEM 6. SELECTED FINANCIAL DATA

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements as of December 31, 2014 and December 31, 2013 and for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, included in this annual report on Form 10-K. The selected Consolidated Statement of Operations data for the years ended December 31, 2011 and 2010 and the selected Consolidated Balance Sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results of operations are not necessarily indicative of future results.

Selected Consolidated Statement of Operations

	(in thousands, except share and per share data)
	Year Ended December 31,
	2014	2013	2012	2011(1)	2010(1)(4)
Consolidated Statement of Operations Data:
Net Revenue	$369,533	$267,624	$151,804	$182,009	$190,222
Total operating expense	$317,334	$223,286	$150,218	$158,221	$131,646
Income before income tax expense	$46,052	$45,105	$1,142	$23,244	$57,452
Net Income applicable to GAIN Capital Holdings, Inc.	$31,626	$31,311	$2,621	$15,698	$36,988
Earnings per common share:
Basic	$0.76	$0.85	$0.08	$0.46	$8.42
Diluted	$0.71	$0.79	$0.07	$0.40	$0.98
Weighted average common shares outstanding used in computing earnings per common share
Basic	40,561,644	36,551,246	34,940,800	34,286,840	4,392,798
Diluted	43,214,895	39,632,878	37,880,208	38,981,792	37,742,902
Cash dividends per share	$0.20	$0.20	$0.20	$0.05	$—

Selected Consolidated Balance Sheet

	(in thousands unless otherwise stated)
	Year Ended December 31,
	2014	2013(5)	2012(4)	2011(4)	2010(2)(3)(4)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$139,403	$39,871	$36,820	$60,221	$27,536
Cash and securities held for customers	$759,559	$739,318	$446,311	$310,447	$256,674
Receivables from banks and brokers	$134,908	$227,630	$89,916	$85,401	$98,135
Total assets	$1,185,887	$1,112,560	$629,262	$504,930	$442,420
Payables to customers, brokers, dealers, FCMs and other regulated entities	$759,559	$739,318	$446,311	$310,447	$256,674
Notes payable	$—	$—	$—	$7,875	$18,375
Convertible senior notes	$68,367	$65,360	$—	$—	$—
Total GAIN Capital Holdings, Inc. shareholders' equity	$264,894	$234,401	$162,830	$163,974	$148,993

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

(3)	For the year ended December 31, 2010, all outstanding preferred stock is assumed to be converted for the calculation of diluted shares outstanding.

(4)
In the year ended December 31, 2010 there was an immaterial error in the income tax provision. Accordingly, the net income and earnings per share have been retroactively restated for that year, and total assets and total shareholders' equity have been retroactively restated for the years ended December 31, 2012 and 2011.

(5)	Our consolidated balance sheet as of December 31, 2013 has been revised to reflect the finalization of the purchase price allocations for the GFT acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto provided under “Item 8. Financial Statements and Supplementary Data” contained elsewhere within this Annual Report on Form 10-K.

Overview

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. We service retail and institutional customers in more than 180 countries worldwide and conduct business from our offices in New York, New York; Bedminster, New Jersey; Jersey City, New Jersey; Chicago, Illinois; Powell, Ohio; Grand Rapids, Michigan; London, England; Cornwall, England; Tokyo, Japan; Sydney, Australia; Beijing, China; Hong Kong and Singapore.

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

We have invested considerable resources over the past 15 years to develop our proprietary trading platforms to provide our customers with advanced price discovery, trade execution and order management functions, while improving our ability to acquire and service our customers efficiently, as well as manage market and credit risk associated with our customer’s trading activity. Today our customers can trade through web-based, downloadable and mobile trading platforms and have access to innovative trading tools to assist them with research and analysis, automated trading and account management.

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

Market Environment and Trading Volatility
Our revenue and operating results may vary significantly from period to period due primarily to movements and trends in the world’s financial markets and to fluctuations in market volatility. As a general rule, our businesses typically benefit from volatility in the markets that we serve, as periods of increased volatility often coincide with higher levels of trading by our clients and a higher volume of transactions. However, periods of extreme volatility may result in significant market dislocations that can also lead clients to reduce their trading activity. In addition, volatility that results in trading within a relatively narrow band of prices may lead to less profitable trading activity. Also, low or extremely high market volatility can adversely affect our ability to profitably manage our net exposure, which represents the unhedged portion of the trading positions we enter into with customers in our retail OTC businesses.

Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macroeconomic conditions. Weakness in equity markets, which occurred in much of 2011 and several of the previous years, can result in reduced overall trading activity. The European sovereign debt crisis, which arose in the second quarter of 2010 and continued throughout 2011 and 2012, created economic uncertainty, adversely affecting the equities and other financial markets for much of this period, leading investors to, at times, reduce their trading activity, and also resulted in anomalous and challenging market conditions over several significant periods during 2011 and 2012. Market conditions again became challenging in late 2013 and early 2014, with volatility in several of the major currencies reaching 5-year lows.

Overall market conditions improved in the second half of 2014, primarily due to improved currency and equity volatility during such period.

Competition
The products we offer have generally been accessible to retail investors for a significantly shorter period than many other securities products, such as equities, and our industry is rapidly evolving and characterized by intense competition. Entering new markets often requires us to lower our pricing in order to attract customers and compete with other companies who have already established customer bases in such markets. In addition, in existing markets, on occasion we make short-term decisions to be more aggressive regarding the pricing we offer our customers, or we may decide to offer additional services at reduced rates, or free of charge, in order to attract customers and take market share from our competitors.

Regulatory Environment
In recent years, the financial markets have experienced a major global regulatory overhaul, as regulators and legislators in the United States and abroad have proposed and, in some instances, adopted, a wide range of regulatory changes that have had a significant effect on the manner in which we operate our business. For example, as a result of the Dodd-Frank Act’s requirement that essentially all transactions in commodities be executed on an exchange, after July 15, 2011, we were no longer permitted to offer leveraged spot metal transactions in the United States.

U.S. and foreign regulators have expressed their intention to review existing regulation in a number of areas as a result of the highly publicized market disruption that occurred in January 2015 when the SNB announced that it would move interest rates to -0.75% and abandon the 1.20 floor for EUR/CHF that it had previously maintained. For example, following the SNB market event, the NFA increased margin requirements on certain currency pairs, including those involving the Swiss franc, Swedish krona and Norwegian krone, and regulators in other jurisdictions may follow suit.

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

Global Asset Advisors, LLC and Top Third Ag Marketing LLC Acquisitions

On March 7, 2014, we entered into a Membership Interest Purchase Agreement, which we refer to as the GAA Agreement, with Global Asset Advisors, LLC, or GAA, Lucky Good Dog, L.L.C., or LGD, Glenn A. Swanson and Andrew W. Daniels (as sellers' representative). On March 21, 2014, upon the terms and subject to the conditions set forth in the GAA Agreement, we purchased 55% of the outstanding membership interests in GAA from LGD and Mr. Swanson, whom we collectively refer to as the GAA Sellers, for an aggregate purchase price consisting of (i) $4,420,240 in cash and (ii) 116,801 shares of the Company's common stock. Under the terms of the GAA Agreement, LGD and Mr. Swanson are also entitled to receive, for a period of seven years after the closing of the acquisition, annual payments of a portion of the net interest earned on the assets of clients of GAA at the time of the closing. Under the terms of the Amended and Restated Operating Agreement of GAA, which was executed at the closing of the acquisition, we have, for a period of six years after the closing, a call right to purchase the remaining membership interests in GAA for a price based on a multiple of GAA's trailing twelve month EBITDA. From the third anniversary through the sixth anniversary of the closing date, the GAA Sellers may put their remaining interests in GAA to us on the same terms.

Also on March 7, 2014, we entered into a Membership Interest Purchase Agreement, which we refer to as the Top Third Agreement, with Top Third Ag Marketing LLC, or Top Third, LGD, Mark Gold and Glenn A. Swanson. On March 21, 2014, upon the terms and subject to the conditions set forth in the Top Third Agreement, we purchased 55% of the outstanding membership interests in Top Third from LGD and Messrs. Gold and Swanson, whom we collectively refer to as the Top Third Sellers, for an aggregate purchase price consisting of $4,749,289, a portion of which will be payable to Mr. Gold contingent upon satisfying certain requirements over the three year period following the closing date of the acquisition. Under the terms of the Amended and Restated Operating Agreement of Top Third, which was executed on the closing of the acquisition, we have, for a period of six years after the closing, a call right to purchase the remaining membership interests in Top Third for a price based on a multiple of Top Third's trailing twelve month EBITDA. From the third anniversary through the sixth anniversary of the closing date, the Top Third Sellers may put their remaining interests in Top Third to us on the same terms.

Galvan Acquisition

In July 2014, we closed on our acquisition of Galvan Research and Trading, Ltd., or Galvan. Galvan, along with its affiliates Galvan LLP and Faraday Research LLP, provides individual investors with professional advice and trading recommendations across a wide range of markets, including FX, individual equities, equity indices and other market sectors. The consideration for the acquisition consisted of a cash payment at closing of £5.0 million, as well as an earn-out arrangement under which the sellers may be entitled to additional contingent consideration based upon the acquired businesses achieving certain performance targets in 2014, 2015 and 2016. We have estimated the acquisition date preliminary fair value of the contingent consideration to be $10.5 million.

Acquisition of Intellectual Property Assets

On July 10, 2014, we entered into asset purchase agreements with Valaquenta Intellectual Property Limited, or Valaquenta, and Forexster Limited, or Forexster, pursuant to which one of our subsidiaries, GAIN GTX Bermuda, Ltd., or GTX Bermuda, agreed to purchase, from Valaquenta and Forexster, the software and other intellectual property assets utilized to operate the electronic trading platform offered to customers in our GTX business. Prior to the closing of the acquisition, which took place on July 10, 2014, we had agreements with Valaquenta and Forexster granting us the exclusive right to use the intellectual property in the field of forex trading and non-exclusive rights to use the intellectual property for the trading of financial products in the fields of precious metals and hydrocarbons. Following the closing of the acquisition, GTX Bermuda has full rights and title over the intellectual property for the trading of currencies, commodities and all other financial instruments of any kind whatsoever.

The purchase was made with a combination of $12.4 million in cash and $5.3 million of our unregistered common stock. In addition, GTX Bermuda agreed to pay Valaquenta contingent consideration in the event that GTX Bermuda or any of its affiliates in the future provide customers the ability to trade new types of financial instruments using the purchased intellectual property and the trading of such new products generates "Net Revenue" (as defined in the agreement with Valaquenta) in excess of thresholds set out in the agreement.

Subsequent Events

On October 31, 2014, we entered into a Share Purchase Agreement with City Index Group Limited, INCAP Gaming B.V., and IPGL Limited in which we agreed to purchase the entire issued and outstanding share capital of City Index (Holdings) Limited, or City Index, a global online trading firm specializing in CFDs, forex and spread betting. The purchase price consists of (i) $20,000,000 in cash, including $1,000,000 in cash to be held in escrow; (ii) 5,319,149 shares of our common stock, including 4,787,234 shares to be held in escrow; and (iii) 4.125% unsecured convertible senior notes with an aggregate principal amount of $60,000,000, including convertible notes with an aggregate principal amount of $54,000,000 to be held in escrow. The closing of the acquisition was approved by our stockholders at a special meeting held on March 12, 2015. The acquisition is subject to the satisfaction of other customary closing conditions, including certain regulatory approvals, and is expected to close early in the second quarter of 2015.

In light of the changes to our business and operations resulting from the items discussed above, our past results may not be indicative of our future performance.

Key Income Statement Line Items and Key Operating Metrics

The following section briefly describes the key components of our revenues and expenses, our use of non-GAAP financial measures, and key operating metrics we use to evaluate the performance of our business.

Revenue
We generate revenue from trading revenue, commission revenue, other revenue and interest income.

Trading Revenue

Trading revenue is our largest source of revenue and has historically been generated primarily in our retail forex business. As a result of our acquisitions of GFT and City Index, we expect trading revenue generated by non-forex products, particularly CFDs, to materially increase in future periods. Trading revenue represented 64.1% of our total net revenue for the year ended December 31, 2014, and 76.6% of our total net revenue for the year ended December 31, 2013.

We generate trading revenue as follows:

•	for approximately 96% of our customers' trades, we receive a bid/offer spread on such trades; and

•
with respect to the remaining customer trades, which we refer to as our net exposure, we receive the net gains or losses generated through changes in the market value of the currencies or other products held in our net exposure.

As noted above, for the year ended December 31, 2014, approximately 96% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, which is consistent with our average daily retail trading volume hedged of approximately 96% in both 2013 and 2012. The remaining 4% of our average daily retail trading volume for each of 2014, 2013 and 2012 consisted of our net exposure.

We manage our net exposure by applying position and exposure limits established under our risk-management policies and by continuous, active monitoring by our traders. Based on our risk management policies and procedures, over time a portion of our net exposure may be hedged with our liquidity providers. Although we do not actively initiate proprietary directional market positions in anticipation of future movements in the relative prices of the products we offer, through our net exposure we are likely to have open positions in various currencies at any given time. In the event of unfavorable market movements, we may take a loss on such positions. See “Sophisticated Risk Management” in Item 1. Business, in this Form 10-K for further details regarding our risk management policies.

Commission Revenue

Commission revenue has historically been comprised of revenue from our GTX business, revenue from our futures business, including GAA and Top Third, and revenue from GAIN Securities, our securities business. In October 2013, GAIN Securities transferred substantially all of its customer accounts to TradeKing, LLC.  Since we acquired GFT in September 2013, we have also realized commission revenue from the sales trader business acquired in that transaction.  Our sales traders offer high-touch trading services to high net worth individuals and smaller institutional investors. In July 2014, we acquired Galvan Research and Trading, Ltd., which, along with its affiliates, provides individual investors with professional advice and trading recommendations across a wide range of markets. Galvan and the other businesses discussed above generally generate revenue by earning a commission on each transaction, which is recorded under commission revenue.

Other Revenue
Other revenue is comprised of account management and transaction fees; inactivity and training fees charged to customer accounts; and foreign currency transaction gains and losses.

Net Interest Revenue / Expense
Net interest revenue/expense consists primarily of the revenue generated by our cash and customer cash held by us at banks and on deposit as collateral with our liquidity providers, less interest paid to our customers.

Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term United States government securities or treasury bills. Such deposits and investments earned interest at an average effective rate of approximately 0.1% for the year ended December 31, 2014 and 2013. Interest paid to customers varies primarily due to the net value of a customer account. A customer’s net account value equals cash on deposit plus the mark to market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $0.8 million for the year ended December 31, 2014, compared to net interest revenue of $0.7 million for the year ended December 31, 2013.

Expenses

Our expenses are principally comprised of employee compensation and benefits, selling and marketing, referral fees, trading expenses, interest on long term borrowings, communications and technology expenses, as well as general and administrative expenses.

Starting with the quarter ended June 30, 2014, we changed the presentation of certain expense items in an effort to make our presentation comparable with that of competitors in our industry. These changes were also made to retrospective periods. We now present the interest expense incurred on borrowings and debt, previously presented under "Interest expense" as part of net revenue, under a separate income statement line item, "Interest on long term borrowings", which is shown as part of operating expenses. Also, commissions paid to employees, previously presented under "Trading expenses and commissions," are now presented under "Employee compensation and benefits." Additionally, we have presented compensation paid to our white label partners and introducing brokers, which was also previously presented under "Trading expenses and commissions," under the new caption of "Referral fees." The remaining expense items that were previously presented under "Trading expenses and commissions," including exchange fees, fees for news services and prime broker fees, are now presented under a new caption, "Trading expenses." These changes in presentation had no effect on our net income.

Employee Compensation and Benefits

Employee compensation and benefits includes salaries, bonuses, commissions, stock-based compensation, contributions to benefit programs and other related employee costs.

Selling and Marketing
Our marketing strategy employs a combination of direct online marketing and focused branding programs, with the goal of raising awareness and cost-effectively acquiring customers for our products and services. For the year ended December 31, 2014, selling and marketing expense was $20.2 million, compared to $22.3 million for the year ended December 31, 2013.

Referral Fees

Referral fees consist of compensation paid to our white label partners and introducing brokers. We generally provide white label partners with the platform, systems, and back-office services necessary for them to offer trading services to their customers. Introducing brokers identify and direct customers to us.

Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from their customers.  Our indirect business accounted for 48.7%, 38.6% and 37.8% of retail trading volume in the years ended December 31, 2014, 2013 and 2012, respectively. The increase in indirect business in 2014 was largely due to the acquisition of GFT.

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

Purchased Intangible Amortization
Purchased intangible amortization consists of amortization related to intangible assets we acquired in 2014, 2013 and 2012 in connection with our acquisitions. The principal intangible assets acquired were technology, customer assets and a non-compete agreement. These intangible assets have useful lives ranging from one year to ten years.

Communications and Technology
Communications and technology consists of communications fees, data fees, product development, software and maintenance expenses.

Bad debt provision
Bad debt provision represents the amounts estimated for the uncollectibility of certain outstanding balances during the period.

Restructuring Expenses
In 2014, 2013 and 2012, we incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with ASC 420 and ASC 712.

Acquisition Expenses
In 2014, 2013 and 2012, we incurred acquisition-related expenses, which included costs, such as legal, accounting, valuation and other costs specified in ASC 805. These costs are expensed as incurred.

Integration Expenses
In 2014 and 2013, we incurred integration expenses, which are acquisition-related costs that do not meet the definition of acquisition costs specified in ASC 805. These costs include retention bonuses paid to employees and the cost of retiring redundant assets.

Impairment of Investment
In 2013, our investment in Kapitall, Inc. became impaired. In 2014, the remaining value of the investment was written off.

Interest on long-term borrowings
Interest on long-term borrowings consists of interest expense on our 4.125% Convertible Senior Notes due 2018, issued in November 2013.

Non-GAAP Financial Measures

We use adjusted net income and adjusted earnings per common share, each of which is a non-GAAP financial measure, to evaluate our business. We believe our reporting of adjusted net income and adjusted earnings per share assists investors in evaluating our operating performance. Adjusted net income and adjusted earnings per common share are not measures of financial performance calculated in accordance with GAAP. They should be considered in addition to, but not as a substitute for, other measures of our financial performance reported in accordance with GAAP, such as net income and earnings per common share. Below is a discussion and reconciliation of these non-GAAP financial measures.

Adjusted Net Income
Adjusted net income is a non-GAAP financial measure and represents our net income excluding restructuring and other non-recurring expenses, which include deal-related acquisition costs, such as legal, accounting and valuation expenses, the acceleration of amortization of our TRADE platform, gain on extinguishment of debt and other expenses incurred in connection with, or as a result of, merger and acquisition transactions. We believe this financial measure assists our investors in evaluating our operating performance. This non-GAAP financial measure has certain limitations, including that it does not have a standardized meaning. Therefore, our definition may be different from similar non-GAAP financial measures used by other companies or analysts, and it may be difficult to compare our financial performance to that of other companies.

Adjusted Earnings Per Share
Adjusted earnings per share is a non-GAAP financial measure and represents our net income per share excluding restructuring and other expenses, which include deal-related acquisition costs such as legal, accounting and valuation expenses, the acceleration of amortization of our TRADE platform, gain on extinguishment of debt and other expenses incurred in connection with, or as a result of, merger and acquisition transactions. We believe this financial measure assists investors in evaluating our operating performance. This non-GAAP financial measure has certain limitations, including that it does not have a standardized meaning. Therefore, our definition may be different from similar non-GAAP financial measures used by other companies or analysts, and it may be difficult to compare our financial performance to that of other companies.

Reconciliation of Non-GAAP Financial Measures

The following table provides a reconciliation of GAAP net income to adjusted net income and adjusted earnings per common share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net income applicable to GAIN Capital Holdings, Inc.	$31,626	$31,311	$2,621
Restructuring, net of tax	872	1,090	1,455
Other items, net of tax(1)	4,355	1,544	195
Adjusted net income	$36,853	$33,945	$4,271
Adjusted earnings per common share
Basic	$0.91	$0.93	$0.12
Diluted	$0.85	$0.86	$0.11

(1)    Other items, net of tax include acquisition and integration costs.

Operating Metrics

In addition to the financial measures discussed above, we review various key operating metrics, which are described below, to evaluate the performance of our businesses.

	Key Operating Metrics
	(Unaudited)
	Year Ended December 31,
	2014	2013	2012	2011	2010
Retail
Funded Accounts	133,771	133,056	85,099	76,485	85,562
Active OTC Accounts	94,895	98,696	60,219	63,435	64,313
Futures Contracts (millions)	7.0	5.4	1.5	—	—
OTC Trading Volume (billions)	$2,430.5	$1,796.7	$1,303.4	$1,574.0	$1,324.8
Average Daily Volume (billions)	$9.4	$6.9	$5.0	$6.0	$5.1
Client Assets (millions)	$759.6	$739.3	$446.3	$310.4	$256.7
Institutional
Trading Volume (billions)	$5,118.0	$3,965.1	$1,952.6	$853.9	$239.3
Average Daily Volume (billions)	$19.8	$15.2	$7.5	$3.3	$0.9

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

Futures Contracts
Futures contracts represent the total number of contracts transacted by customers of our futures business.

OTC Trading Volume (Retail)
OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our retail customers. Approximately 32.2% of our overall customer trading volume for the year ended December 31, 2014 was generated by our retail businesses, compared to 31.2% for the year ended December 31, 2013.

Average Daily Volume
Average daily volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our customers in a given period divided by the number of trading days in the given period.

Client Assets
Client assets represent amounts due to clients, including customer deposits and unrealized gains or losses arising from open positions.

Trading Volume (Institutional)
Trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our institutional customers. Approximately 67.8% and 68.8% of our overall customer trading volume for the years ended December 31, 2014 and 2013, respectively, was generated by our institutional trading business.

We believe that our customer trading volumes are driven by eight main factors. Four of these factors are broad external factors outside of our control that generally impact customer trading volumes, and include:

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

In order to increase customer trading volume, we focus our marketing and our customer service and education activities on attracting new customers and extending the duration and scope of the relationship our customers have with us.

For the years ended December 31, 2014 and December 31, 2013, no single retail or institutional customer accounted for more than 4% of our total net revenue.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue (amounts in thousands)

	Year Ended December 31,
	2014	2013
REVENUE:
Trading revenue	$236,730	$205,133
Commission revenue	127,070	60,727
Other revenue	4,904	1,099
Total non-interest revenue	368,704	266,959
Interest revenue	1,428	821
Interest expense	599	156
Total net interest (expense) / revenue	829	665
Net Revenue	$369,533	$267,624

Our total net revenue increased $101.9 million, or 38.1%, for the year ended December 31, 2014, compared to the year ended December 31, 2013.

Trading revenue increased $31.6 million, or 15.4%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily a result of the GFT acquisition in September 2013.

Commission revenue increased $66.3 million, or 109.2%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to acquisitions completed in late 2013 and throughout 2014. Our sales trader business, which we acquired as part of the GFT acquisition in September 2013, contributed $43.6 million to the increase. Revenue from our futures businesses increased $10.6 million, primarily due to the acquisition of 55% interests in GAA and Top Third in March 2014. Galvan, acquired in July 2014, contributed $5.2 million to this increase. In addition to these acquisition-related increases, commission revenue from our GTX business increased $6.9 million.

Other revenue increased $3.8 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to foreign currency revaluation.

Our net interest revenue increased from $0.7 million for the year ended December 31, 2013 to $0.8 million for the year ended December 31, 2014.

Expenses

	Year Ended December 31,
	2014	2013
Total operating expenses (amounts in thousands)	$317,334	$223,286
As a percentage of net revenue	85.9%	83.4%

Our total operating expenses increased $94.0 million, or 42.1%, for the year ended December 31, 2014, compared to the year ending December 31, 2013. The increase in operating expenses consisted primarily of an increase of $25.3 million in employee compensation and benefits, an increase of $38.6 million in referral fees, an increase of $8.1 million in trading expenses, an increase of $11.7 million in general and administrative, an increase of $5.2 million in purchased intangible amortization and an increase of $4.3 million in communication and technology, partially offset by decreases of $2.1 million in selling and marketing and $0.6 million in depreciation and amortization expenses. The causes of these changes in expenses are discussed in more detail below.

Employee Compensation and Benefits

	Year Ended December 31,
	2014	2013
Employee compensation and benefits (amounts in thousands)	$99,485	$74,185
As a percentage of net revenue	26.9%	27.7%

Employee compensation and benefits expenses increased $25.3 million, or 34.1%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. Salaries and benefits (excluding commissions and bonus) increased $5.5 million primarily due to the additional employees acquired in the acquisitions of GFT, GAA, Top Third and Galvan. Commissions increased $23.1 million, primarily due to our sales trader employees, who joined us following the closing of the GFT acquisition in September 2013, as well as the commissions paid to employees who joined us in the acquisitions of GAA, Top Third and Galvan during 2014. Bonus expenses decreased $2.3 million due to our performance compared to the prior year relative to internal budgets.

Selling and Marketing Expenses

	Year Ended December 31,
	2014	2013
Selling and marketing (amounts in thousands)	$20,213	$22,337
As a percentage of net revenue	5.5%	8.3%

Selling and marketing expenses decreased $2.1 million, or 9.5%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease was primarily due to the continued optimization of our direct marketing efforts.

Referral Fees

	Year Ended December 31,
	2014	2013
Referral fees (amounts in thousands)	$91,092	$52,503
As a percentage of net revenue	24.7%	19.6%

Referral fees increased $38.6 million, or 73.5%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase is primarily a result of greater customer trading volume directed to us by our white label partners and introducing brokers, due in part to partner relationships acquired as part of the GFT acquisition.

Trading Expenses

	Year Ended December 31,
	2014	2013
Trading expenses (amounts in thousands)	$26,285	$18,164
As a percentage of net revenue	7.1%	6.8%

Trading expenses increased $8.1 million, or 44.7%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. Of the increase, $5.3 million was primarily due to increased exchange fees for our retail business resulting from greater trading volume. There was a $2.8 million increase in clearing and exchange fees associated with our GTX and futures businesses, primarily due to increases in trading volumes in such businesses.

General and Administrative

	Year Ended December 31,
	2014	2013
General and administrative (amounts in thousands)	$38,509	$26,813
As a percentage of net revenue	10.4%	10.0%

General and administrative expense increased $11.7 million, or 43.6%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to increased bank fees attributable to an increase in customer activity and accounts acquired in the GFT transaction, and an increase in occupancy and equipment, primarily due to the additional locations acquired in the GFT transaction.

Depreciation and Amortization

	Year Ended December 31,
	2014	2013
Depreciation and amortization (amounts in thousands)	$7,125	$7,768
As a percentage of net revenue	1.9%	2.9%

Depreciation and amortization decreased by $0.6 million, or 8.3%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease was primarily due to our ceasing to amortize our prepaid exclusive intellectual property rights license acquired from Valaquenta and Forexster. We purchased the Valaquenta and Forexster intellectual property rights in July 2014. These rights are now being amortized as a component of purchased intangible amortization.

Purchased Intangible Amortization

	Year Ended December 31,
	2014	2013
Purchased intangible amortization (amounts in thousands)	$8,080	$2,906
As a percentage of net revenue	2.2%	1.1%

Purchased intangible amortization increased $5.2 million, or 178.0%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to an increase in amortization relating to the acquisitions of GFT, GAA, Top Third, and Galvan, as well as the intellectual property rights acquired from Valaquenta and Forexster.

Communications and Technology

	Year Ended December 31,
	2014	2013
Communications and technology (amounts in thousands)	$15,567	$11,315
As a percentage of net revenue	4.2%	4.2%

Communications and technology expenses increased $4.3 million, or 37.6%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to our acquisitions of GFT, GAA, Top Third and Galvan.

Restructuring expense

	Year Ended December 31,
	2014	2013
Restructuring (amounts in thousands)	$1,214	$1,570
As a percentage of net revenue	0.3%	0.6%
Restructuring expenses reflect severance payments and related expenses that arose in connection with headcount reduction initiatives.

Acquisition expense

	Year Ended December 31,
	2014	2013
Acquisition expense (amounts in thousands)	$3,526	$1,824
As a percentage of net revenue	1.0%	0.7%
Acquisition expenses are costs directly attributable to the acquisitions closed in 2014 and 2013, as well as our impending acquisition of City Index. These costs consist primarily of legal, accounting, and other professional advisory fees.

Integration expense

	Year Ended December 31,
	2014	2013
Integration (amounts in thousands)	$2,489	$1,950
As a percentage of net revenue	0.7%	0.7%

Integration expenses are acquisition-related costs that do not meet the definition of acquisition costs specified in the applicable accounting guidance. These costs include incentive payments to employees to remain through the acquisition and costs of retiring redundant assets, as well as accelerated amortization of assets resulting from acquisitions.

Income Taxes

	Year Ended December 31,
	2014	2013
Income tax expense (amounts in thousands)	$12,993	$13,794
Effective tax rate	28.09%	30.58%

Income tax expense decreased $0.8 million resulting in a tax expense of $13.0 million for the year ended December 31, 2014, compared to income tax expense of $13.8 million for the year ended December 31, 2013. Our effective tax rate in the year ended December 31, 2014 was 28.1%. Please see Note 13 to our audited consolidated financial statements for more information on our effective tax rate.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue (amounts in thousands)

	Year Ended December 31,
	2013	2012
REVENUE:
Trading revenue	$205,133	$127,520
Commission revenue	60,727	21,373
Other revenue	1,099	2,331
Total non-interest revenue	266,959	151,224
Interest revenue	821	627
Interest expense	156	47
Total net interest revenue	665	580
Net Revenue	$267,624	$151,804

Our total net revenue increased $115.8 million, or 76.3%, for the year ended December 31, 2013, compared to the year ended December 31, 2012.

Trading revenue increased $77.6 million, or 60.9%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. GFT, which was acquired in September 2013, contributed $16.4 million, or 21.1% to the increase, with the remaining increase primarily driven by increased trading volume primarily due to higher volatility levels in the foreign exchange markets. While volatility levels for the year ended December 31, 2013 were higher when compared to the multi-year lows experienced in 2012, they were still well below 2008-2011 averages.

Commission revenue increased $39.4 million, or 184.3%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase was primarily due to an additional $14.6 million from our GTX business, as well as an increase of $14.3 million from our futures business, reflecting a full year contribution in 2013 for our futures business, which was acquired in August 2012. The sales trader business acquired from GFT contributed an additional $10.4 million in commission.

Other revenue decreased $1.2 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to a foreign currency translation loss of $1.5 million in 2013.

Our net interest revenue increased from $0.6 million of revenue for the year ended December 31, 2012 to $0.7 million for the year ended December 31, 2013.

Expenses

	Year Ended December 31,
	2013	2012
Total operating expenses (amounts in thousands)	$223,286	$150,218
As a percentage of net revenue	83.4%	99.0%

Our total expenses increased $73.1 million, or 48.6%, for the year ended December 31, 2013, compared to the year ending December 31, 2012. The increase was primarily due to an increase of $24.8 million in employee compensation and benefits, an increase of $26.1 million in referral fees, an increase of $8.4 million in trading expense, an increase of $6.9 million in general and administrative expenses, an increase of $2.8 million in depreciation and amortization, an increase of $3.6 million in communications and technology expenses and an increase of $4.7 million in restructuring, acquisition and integration costs. These increases were partially offset by a decrease of $4.6 million in selling and marketing expense and a decrease of $1.2 million in purchase intangible amortization. The causes of these changes in expenses are discussed in more detail below.

Employee Compensation and Benefits

	Year Ended December 31,
	2013	2012
Employee compensation and benefits (amounts in thousands)	$74,185	$49,357
As a percentage of net revenue	27.7%	32.5%

Employee compensation and benefits expenses increased $24.8 million, or 50.3%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The GFT acquisition contributed $11.9 million to the increase, with salary and benefits (excluding bonus) otherwise increasing by $3.1 million in 2013 due to the increase in results of operations, the inclusion of a full year of our futures business and the hiring of several senior executives and additional sales employees. Bonus expenses increased $4.7 million in 2013 due to the increase in results of operations compared to the prior year. In addition, sales commissions paid to employees increased $5.1 million in 2013 due to the increase in results of operations of our businesses.

Selling and Marketing Expenses

	Year Ended December 31,
	2013	2012
Selling and marketing (amounts in thousands)	$22,337	$26,969
As a percentage of net revenue	8.3%	17.8%

Selling and marketing expenses decreased $4.6 million, or 17.2%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. This decrease was due to a combination of efforts to increase the efficiency of marketing programs and the increased targeting of geographic markets that we believe produce a higher return on investment.

Referral fees

	Year Ended December 31,
	2013	2012
Referral fees (amounts in thousands)	$52,503	$26,373
As a percentage of net revenue	19.6%	17.4%

Referral fees increased $26.1 million, or 99.1%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The GFT acquisition contributed $9.1 million of the increase, while commissions and fees paid to introducing brokers increased by $17.0 million as a result of higher levels of customer trading volume directed to us from our white label partners and introducing brokers.

Trading Expenses

	Year Ended December 31,
	2013	2012
Trading expenses (amounts in thousands)	$18,164	$9,786
As a percentage of net revenue	6.8%	6.4%

Trading expenses increased $8.4 million, or 85.6%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The GFT acquisition contributed $2.5 million of the increase, while clearing and exchange fees associated with our GTX and futures businesses increased $5.7 million compared to the year ended December 31, 2012, primarily due to a significant increase in GTX trading volume and the inclusion of a full year of operating results for our futures business in 2013.

General and Administrative

	Year Ended December 31,
	2013	2012
General and administrative (amounts in thousands)	$26,813	$19,865
As a percentage of net revenue	10.0%	13.1%

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

Depreciation and Amortization

	Year Ended December 31,
	2013	2012
Depreciation and amortization (amounts in thousands)	$7,768	$4,921
As a percentage of net revenue	2.9%	3.2%

Depreciation and amortization increased by $2.8 million, or 57.9%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The acquisition of GFT contributed approximately $1.0 million of the increase in depreciation and amortization expense. The remaining increase was primarily due to an increase in the amortization of software purchased or developed internally during 2012.

Purchased Intangible Amortization

	Year Ended December 31,
	2013	2012
Purchased intangible amortization (amounts in thousands)	$2,906	$4,134
As a percentage of net revenue	1.1%	2.7%

Purchased intangible amortization decreased $1.2 million, or 29.7%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease was primarily due to the intangible assets acquired from Capital Market Services, LLC in October 2010, becoming fully amortized during the second quarter of 2012, partially offset by additional amortization relating to the acquisitions of OEC and GFT.

Communications and Technology

	Year Ended December 31,
	2013	2012
Communication and technology (amounts in thousands)	$11,315	$7,736
As a percentage of net revenue	4.2%	5.1%

Communications and technology expenses increased $3.6 million, or 46.3%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. This increase was primarily due to the acquisition of GFT.

Restructuring expense

	Year Ended December 31,
	2013	2012
Restructuring (amounts in thousands)	$1,570	$634
As a percentage of net revenue	0.6%	0.4%

Restructuring expenses reflect severance payments and related expenses of $1.6 million and $0.6 million that arose in connection with headcount reductions implemented in the years ended December 31, 2013 and December 31, 2012, respectively.

Acquisition expense

	Year Ended December 31,
	2013	2012
Acquisition expense (amounts in thousands)	$1,824	$85
As a percentage of net revenue	0.7%	0.1%

Acquisition expenses are costs directly attributable to the acquisitions of GFT in 2013 and OEC in 2012, primarily consisting of legal, accounting and other professional advisory fees.

Integration expense

	Year Ended December 31,
	2013	2012
Integration (amounts in thousands)	$1,950	$—
As a percentage of net revenue	0.7%	—%

In 2013, we incurred $2.0 million of integration expenses, primarily due to retention payments to GFT employees and accelerated amortization of assets acquired in the GFT transaction.

Income Taxes

	Year Ended December 31,
	2013	2012
Income tax expense/(benefit) (amounts in thousands)	$13,794	$(1,479)
As a percentage of net revenue	5.2%	(1.0)%

Income tax expense increased $15.3 million resulting in a tax expense of $13.8 million for the year ended December 31, 2013, compared to income tax benefit of $1.5 million for the year ended December 31, 2012. Our effective tax rate in the year ended December 31, 2013 was 30.6%. This is lower than the 35% U.S. statutory rate, primarily due to the foreign rate differential from our international operations, where tax rates for those operations are generally lower than the U.S. statutory rate. As such, the proportion of our consolidated taxable earnings originating in foreign jurisdictions impacts our consolidated tax rate. Please see Note 13 to our audited consolidated financial statements for more information on our effective tax rate.

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations, the issuance of debt and equity securities, including the 4.125% Convertible Senior Notes due 2018 that we issued in the fourth quarter of 2013, and access to secured lines of credit. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. We expect that our capital expenditures for the next 12 months will be consistent with our historical annual spend.

We primarily hold and invest our cash at various financial institutions and in various investments, including cash held at banks, deposits at our liquidity providers and money market funds which invest in short-term U.S. government securities. In general, we believe all of our investments and deposits are of high credit quality and we have more than adequate liquidity to conduct our businesses.

As a holding company, nearly all of our cash flow is generated by our operating subsidiaries. Historically, we have accessed these funds through the receipt of dividends from these subsidiaries. The following table shows the amount of cash held by our subsidiaries located outside the United States and the amount of undistributed earnings at December 31, 2014 (amounts in millions):

Entity Name	Cash	Undistributed Earnings
GAIN Capital-Forex.com U.K., Ltd.	$403.6	$74.5
Forex.com Japan Co., Ltd.	67.4	—
GAIN Capital Forex.com Australia, Pty. Ltd.	29.2	—
GFT Global Markets U.K. Ltd.	15.7	48.2
GFT Global Markets Asia Pte., Ltd.	10.2	—
GAIN Capital-Forex.com Canada Ltd.	4.4	—
GAIN Capital-Forex.com Hong Kong, Ltd.	4.4	—
Galvan Research and Trading Ltd.	1.3	3.4
Faraday Research LLP	0.4	0.4
GAIN GTX Singapore Pte. Ltd.	0.4	—
GAIN Global Markets, Inc.	0.3	—
Galvan LLP	—	—
Island Traders (Cayman) Limited	—	—
Total	$537.3	$126.5

At December 31, 2014, we had approximately $78.3 million held in undistributed earnings of our foreign subsidiaries that was indefinitely invested outside the United States. These earnings are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. No provision has been made for U.S. taxes that would arise if these earnings were repatriated to the United States. If these earnings had been repatriated into the United States as of December 31, 2014, in the form of dividends or otherwise, the Company would have been subject to additional income taxes of approximately $11.0 million.

Some of our operating subsidiaries are subject to requirements of various regulatory bodies, including the CFTC and NFA in the United States, the FCA in the United Kingdom, the FSA, METI and MAFF in Japan, the SFC in Hong Kong, IIROC and the OSC in Canada and the CIMA in the Cayman Islands, relating to liquidity and capital standards,which limit funds available for the payment of dividends to GAIN Capital Holdings, Inc. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them.

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of December 31, 2014 and the actual amounts of capital that were maintained on that date (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$24.7	$42.0	$17.3
GAIN Capital Securities, Inc.	0.1	0.4	0.3
GAIN Global Markets, Inc.	0.1	0.2	0.1
GAIN Capital Forex.com Australia, Pty. Ltd.	0.8	2.7	1.9
GAIN Capital-Forex.com U.K., Ltd.	44.1	48.6	4.5
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.8	1.9
GAIN Capital-Forex.com Canada Ltd.	0.2	1.6	1.4
Forex.com Japan Co., Ltd.	2.3	8.5	6.2
GFT Global Markets Asia Pte., Ltd.	1.5	3.3	1.8
Galvan Research and Trading, Ltd.	0.5	1.6	1.1
Global Assets Advisors, LLC	0.1	0.8	0.7
Total	$76.3	$113.5	$37.2

Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC, is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements, Sections 11 and 12. Under applicable provisions of these regulations, Gain Capital Group, LLC is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin, or $20,000,000 plus 5% of all liabilities owed to retail customers exceeding $10,000,000. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets primarily consist of cash and cash equivalents reported on our balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of December 31, 2014, GAIN Capital Group, LLC had net capital of approximately $42.0 million and net capital requirements of $24.7 million. As of December 31, 2014, GAIN Capital Group’s excess net capital was $17.3 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GAIN Capital Group, LLC’s net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

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

We are required to maintain cash on deposit with our liquidity providers in order to conduct our hedging activities. As of December 31, 2014, we posted $134.9 million in cash with liquidity providers. As of December 31, 2014, our total client assets were $759.6 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from open positions.

The table set forth below provides information regarding our total available liquidity as of December 31, 2014 and as of December 31, 2013. We use this non-GAAP measure to evaluate our business operations and our ability to continue to grow through acquisitions (amounts in millions):

	As of	As of
	December 31,	December 31,
	2014	2013
Cash and cash equivalents	139.4	39.9
Cash and securities held for customers	759.6	739.3
Short term investments(1)	0.2	0.8
Receivables from bank and brokers(2)	134.9	227.6
Total operating cash	1,034.1	1,007.6
Less: Cash and securities held for customers	(759.6)	(739.3)
Net operating cash	274.5	268.3
Less: Minimum regulatory requirements	(76.3)	(85.7)
Senior convertible notes(3)	(80.0)	(80.0)
Available Liquidity(4)	118.2	102.6

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

(3)
The note payable amount reflects the aggregate principal amount of the notes outstanding, rather than solely the debt portion that is carried on our Consolidated Balance Sheets at December 31, 2014 and 2013.

(4)	Excludes current liabilities and capital charges associated with open positions.

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
The notes bear interest at a fixed rate of 4.125% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2014. The interest payment on the notes was approximately $3.3 million for the year ended December 31, 2014. The notes are convertible into cash, shares of our common stock, or a combination thereof, at our election. The notes will mature on December 1, 2018, unless earlier converted, redeemed or repurchased. We may not redeem the notes prior to December 1, 2016.
As part of the consideration for our acquisition of City Index, we will issue 4.125% unsecured convertible senior notes with an aggregate principal amount of $60,000,000. These notes will bear interest at a fixed rate of 4.125% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2015. The notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election. The notes will mature approximately five years from their date of issuance, unless earlier converted, redeemed or repurchased. We may not redeem the notes until the two year period prior to the maturity date of the notes.
In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes and the convertible notes to be issued in connection with our acquisition of City Index) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and, for our 4.125% Convertible Senior Notes, is reflected as a liability in our consolidated balance sheet in an amount equal to the fair value, which, as of December 31, 2014 and 2013, was $68.4 million and $65.4 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our stockholders’ equity on our Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of December 31, 2014 and 2013, for our 4.125% Convertible Senior Notes was $12.1 million. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our consolidated income statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as our 4.125% Convertible Senior Notes and the convertible notes to be issued in connection with our acquisition of City Index) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share unless the conversion value of the notes exceeds their principal amount at the end of the relevant reporting period. If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, were issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.
Credit Facility

As part of our acquisition of GFT in September 2013, all outstanding obligations under a revolving line of credit we maintained at that time were satisfied and the line of credit was terminated.

Cash Flow

The following table sets forth a summary of our cash flow for the three years ended December 31, 2014 (amounts in thousands):

	Year ended December 31,
	2014	2013	2012
Cash provided by / (used for) operating activities	$138,173	$(18,329)	$12,149
Cash used for investing activities	(35,463)	(9,807)	(19,217)
Cash (used for) / provided by financing activities	(5,938)	33,633	(17,983)
Effect of exchange rate changes on cash and cash equivalents	2,760	(2,446)	1,650
INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	$99,532	$3,051	$(23,401)

The primary drivers of our cash flow provided by/(used for) operating activities are net income and amounts posted as collateral with liquidity providers.

For the years ended December 31, 2013 and 2012, amounts posted as collateral with liquidity providers were included on our balance sheet as receivables from banks and brokers and represented collateral required to be deposited with our wholesale trading partners in order for us to hold securities positions, as well as amounts we posted, at our discretion, with liquidity providers in excess of applicable collateral requirements. Due to an operational change made in 2014, for the year ended December 31, 2014, amounts required to be posted as collateral with our liquidity providers are included on our balance sheet as receivables from banks and brokers, while discretionary amounts posted in excess of applicable collateral requirements are viewed as available cash to the extent not required to be classified as cash and securities held for customers. We receive interest on amounts we have posted as collateral with our liquidity providers. The amount of collateral required by our liquidity providers in the future will be commensurate with the amount of securities positions that they hold on our behalf. The amount of cash posted with liquidity providers in excess of applicable collateral requirements is discretionary and may increase or decrease in future periods as we determine the most efficient uses of our cash.

Our largest operating expenses are employee compensation and benefits and referral fees. Employee compensation and benefits include salaries, bonuses and other employee related costs as well as commissions paid to certain sales personnel.
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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Cash provided by operating activities was $138.2 million for the year ended December 31, 2014, compared to $18.3 million used for the year ended December 31, 2013. The additional cash provided by operating activities was primarily due to the movement in receivables from banks and brokers of $173.0 million as a result of the operational change in the way we determine available cash discussed above.

Cash used for investing activities was $35.5 million for the year ended December 31, 2014, compared to $9.8 million used for the year ended December 31, 2013. Cash used for acquisitions increased approximately $10.7 million and an additional $12.4 million was used for the purchase of intangible assets. Cash used for the purchase of property, plant and equipment increased $2.6 million.

Cash used for financing activities was $5.9 million for the year ended December 31, 2014, compared to $33.6 million provided by financing activities for the year ended December 31, 2013. Cash used for financing activities during 2014 was primarily used for a dividend payment of $8.1 million, partially offset by the proceeds from the exercise of share options. Cash provided by financing activities during the year ended December 31, 2013 was primarily due to the issuance of our 4.125% Convertible Senior Notes due 2018.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Cash used by operating activities was $18.3 million for the year ended December 31, 2013, compared to $12.1 million provided by operating activities for the year ended December 31, 2012. The primary reasons for the decrease in cash provided by operating activities were a decrease of $73.0 million in receivables from banks and brokers, a decrease of $43.3 million in cash and securities held for customers, and a decrease of $2.0 million in gain on extinguishment of debt. These decreases were partially offset by an increase in payables to customers, brokers, dealers, FCMs, and other regulated entities of $43.3 million; an increase in accrued compensation and benefits of $6.1 million; an increase in income tax payable of $3.4 million; an increase in gain/loss on foreign currency translation of $2.3 million; an increase in accrued expenses and other liabilities of $2.4 million; an increase in depreciation and amortization of $2.8 million; and an increase in net income of $28.7 million.

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

Cash provided by financing activities was $33.6 million for the year ended December 31, 2013, compared to cash used by financing activities of $18.0 million for the year ended December 31, 2012. The increase in cash provided by financing activities principally resulted from the proceeds of the convertible senior note of $77.9 million, partially offset by a decrease in principal payments on notes payable of $23.3 million, and a decrease in treasury stock purchases of $3.9 million.

Capital Expenditures

Capital expenditures were $8.8 million for the year ended December 31, 2014, compared to $6.2 million for the year ended December 31, 2013. Capital expenditures for the years ended December 31, 2014 and 2013 were primarily related to the development of our trading platforms and websites.

Off-Balance-Sheet Arrangements

At December 31, 2014 and 2013 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2014. (Amounts in thousands):

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Purchase Obligations	4,854	4,329	525	—	—
Operating Leases	17,529	3,835	4,049	2,684	6,961
Total	22,383	8,164	4,574	2,684	6,961

The amounts reported above for "Purchase Obligations" are calculated based upon mandatory pre-cancellation notice periods, if any. In addition to the amounts shown above, our Convertible senior notes is a contractual obligation. The notes' settlement form is not certain to be cash.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made; if different estimates reasonably could have been used; or if changes in the estimate that are reasonably likely to occur periodically could materially impact the financial statements. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included in this annual report, we believe the following accounting policies are critical to the estimates and assumptions used in the preparation of our consolidated financial statements.

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

Business Combinations

In July 2014, we completed our acquisition of Galvan. In March 2014, we acquired the controlling interests in GAA and Top Third. In September 2013, we completed our acquisition of GFT. We accounted for these transaction in accordance with accounting guidance for business combinations, which required identifying the acquirer, determining the acquisition date, determining the purchase price and determining fair values for assets and liabilities assumed, as well as calculating goodwill. We disclosed acquisition, restructuring, and integration expenses separately. Please see "Note 5 - Acquisitions" to our audited consolidated financial statements for more information.

Goodwill and Intangible Assets

Relevant accounting guidance requires purchased intangible assets other than goodwill to be amortized over their useful lives unless the useful lives are determined to be indefinite. If the assets are determined to have a finite life in the future, we will amortize the carrying value over the remaining useful life at that time. Our URLs (foreignexchange.com and forex.com) are indefinite life intangible assets and are, therefore, not amortized. We compare the recorded value of the indefinite life intangible assets to their fair value on an annual basis and whenever circumstances arise that indicate that an impairment may have occurred. In accordance with relevant accounting guidance, we test goodwill for impairment on an annual basis during the fourth quarter and on an interim basis when conditions indicate impairment may have occurred. Goodwill impairment is determined by comparing the estimated fair value of the reporting unit with its respective book value. We performed our annual test for goodwill impairment in the fourth quarter of 2014 and noted there was no impairment.

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

Derivatives

Forex, metals and CFDs allow for the exchange of the difference in value of a particular asset such as a stock index, energy product, or gold contracts, between the time at which a contract is opened and the time at which it is closed. Our open positions and those of our retail customers are considered derivatives under FASB ASC 815. Therefore, they are accounted for at fair value and are included in Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities in the consolidated balance sheets.

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

Contingent Consideration

Under the agreements governing certain of our business combinations, we are obligated to make contingent payments that are Level 3 financial liabilities.  These contingent payments are recorded under Accrued expenses and other liabilities on our Consolidated Balance Sheet. The fair value of these payments is determined using prevailing interest rates as of the balance sheet date and forecasts of the acquired company's performance, estimation of which does not have any basis in quoted or observable markets. Interest expense associated with our contingent consideration is included in earnings. Additionally, future changes in the fair value of our contingent consideration will be included in earnings, along with related interest.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued new guidance regarding management's evaluation of the going concern assumption. The new guidance includes specific areas to assess, while introducing documentation requirements. The new guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. We have assessed the new guidance and believe it will not have an impact on our results.

In May 2014, the FASB issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. The guidance requires a company to recognize revenue when it transfers promised services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services and requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not permitted. We are currently assessing the impact of adopting this guidance on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our consolidated financial statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customer’s cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, in money market funds that invest in short-term U.S. government securities and in United States and Canadian Imperial Bank of Commerce treasury bills. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of December 31, 2014, an immediate 100 basis point increase in short-term interest rates would result in approximately $9.1 million more in annual pretax income.

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

Credit Risk

Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. While we are able to closely monitor each customer’s exposure, it does not guarantee our ability to eliminate negative customer account balances prior to an adverse currency price change or other market events, such as the extreme volatility in the Swiss franc following the SNB market event in January 2015. Changes in market conditions or unforeseen extreme market events could result in our customers experiencing losses in excess of the funds they have deposited with us.  In such an event, we may not be able to recover the negative client equity from our customers, which could materially adversely affect our results of operations.  In addition, if we cannot recover funds from our customers, we may nonetheless be required to fund positions we hold with our liquidity providers or other third parties and, in such an event, our available funds may not be sufficient to meet our obligations to these third parties, which could materially adversely affect our business, financial condition, results of operations and cash flows.

In order to help mitigate this risk, we require that each trade must be collateralized in accordance with our margin policies described below. Each customer is required to have minimum funds in their account for opening positions, which we refer to as the initial margin, and for maintaining positions, which we refer to as maintenance margin, depending on the product being traded. Margin requirements are expressed as a percentage of the customer’s total position in that product, and the customer’s total margin requirement is based on the aggregate margin requirement across all of the positions that a customer holds at any one moment in time. Each net position in a particular product is margined separately. Accordingly, we do not net across different positions, thereby following a more conservative margin policy. Our systems automatically monitor each customer’s margin requirements in real time, and we confirm that each of our customers has sufficient cash collateral in his or her account before we execute their trades. We may also adjust required customer margins (both initial and maintenance) from time to time based on our monitoring of various factors, including volatility and liquidity. If at any point in time a customer's trading position does not comply with the applicable margin requirement, the position may be automatically liquidated, partially or entirely, in accordance with our margin policies and procedures. This policy protects both us and the customer. Our margin and liquidation policies are set forth in our customer agreements.

We are also exposed to potential credit risk relating to the counterparties with which we hedge our trades and the financial institutions with which we deposit cash. We mitigate these risks by transacting with several of the largest financial institutions in the world. In the event that our access to one or more financial institutions becomes limited, our ability to hedge may be impaired.

Market Risk

We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of December 31, 2014, we maintained capital levels of $113.5 million, which represented approximately 1.5 times the capital we were required to hold under applicable regulations.

Cash Liquidity Risk

In normal conditions, our market making business of providing online forex trading and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currencies pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with nine financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds. Collateral on deposit ranged from $179.6 million to $287.6 million in the aggregate, during the year ended December 31, 2014.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included in pages F-1 to F-46 of this annual report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management, including the Company’s CEO and CFO, concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2014, which appears below.

(c) Changes in Internal Control Over Financial Reporting

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
Since identifying the material weakness in its internal control over financial reporting discussed above, the Company executed its previously disclosed remediation plan during the third quarter of 2014. The Company's management considered these remedial measures in performing its evaluation of the Company's internal control over financial reporting described above. During the fourth quarter of 2014, there were no additional changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
GAIN Capital Holdings, Inc.
Bedminster, New Jersey
We have audited the internal control over financial reporting of GAIN Capital Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("generally accepted accounting principles"). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
New York, New York
March 16, 2015

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
The following financial statements and reports of independent registered public accounting firm are included herein:
2. Financial Statement Schedules
The following supplemental schedule is filed herewith:

Schedule I - Consolidated Financial Information of GAIN Capital Holdings, Inc.
  (Parent Company Only) as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014
F-42
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

2.4
Share Purchase Agreement, dated as of October 31, 2014, by and among GAIN Capital Holdings, Inc., City Index Group Limited, INCAP Gaming B.V. and IPGL Limited (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K/A, filed on January 12, 2015, No. 001-35008).

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

4.3
Amendment to Investor Rights Agreement, dated as of November 18, 2013, by and among the Company, the Investors named therein and the Founding Stockholder, as defined therein (Incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 17, 2014, No. 001-35008).

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

4.6
Form of Indenture between GAIN Capital Holdings, Inc. and The Bank of New York Mellon (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K/A, filed on January 12, 2015, No. 001-35008).

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

10.28
Executive Employment Agreement, dated April 14, 2012, by and between GAIN Capital Holdings, Inc. and Glenn Stevens (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 10, 2012, No. 001-35008).**

10.29
Executive Employment Agreement, dated April 14, 2012, by and between GAIN Capital Holdings, Inc. and Timothy O’ Sullivan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 10, 2012, No. 001-35008).**

10.30
Executive Employment Agreement, dated April 14, 2012, by and between GAIN Capital Holdings, Inc. and Jeffrey A. Scott (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 10, 2012, No. 001-35008).**

10.31
Executive Employment Agreement, dated April 14, 2012, by and between GAIN Capital Holdings, Inc. and Diego Rotsztain (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 10, 2012, No. 001-35008).**

10.32
Executive Employment Agreement, dated as of November 23, 2010, by and between GAIN Capital Holdings, Inc. and Samantha Roady (Incorporated by reference to Exhibit 10.56 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.33
Employment Agreement, dated as of September 9, 2013, by and between GAIN Capital Holdings, Inc. and Jason Emerson. (Incorporated by reference to Exhibit 10.33 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 17, 2014, No. 001-35008).**

10.34
Asset Purchase Agreement, dated as of October 5, 2010, by and among GAIN Capital Group, LLC, GAIN Capital-Forex.com U.K., and GAIN Capital Forex.com Japan, Co. Ltd., and Capital Market Services, LLC, Capital Market Services UK Ltd., Capital Market Services International - BM, Ltd., and CMS Japan K.K. (Incorporated by reference to Exhibit 10.64 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

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

10.40
Amended and Restated Stockholders’ Agreement, dated as of September 24, 2013, by and between GAIN Capital Holdings, Inc. and Gary J. Tilkin (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2013, filed on November 12, 2013, No. 001-35008).

10.41
Loan and Security Agreement, dated as of September 24, 2013, by and between GAIN Capital Holdings, Inc. and Gary J. Tilkin (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2013, filed on November 12, 2013, No. 001-35008).

10.42
Membership Interest Purchase Agreement, dated as of March 7, 2014, by and among GAIN Capital Holdings, Inc., Global Asset Advisors, LLC, Lucky Good Dog, L.L.C., Glenn A. Swanson and Andrew W. Daniels (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 12, 2014, No. 001-35008).

10.43
Membership Interest Purchase Agreement, dated as of March 7, 2014, by and among GAIN Capital Holdings, Inc., Top Third Ag Marketing LLC, Global Asset Advisors, LLC, Lucky Good Dog, L.L.C., Glenn A. Swanson and Mark Gold (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 12, 2014, No. 001-35008).

10.44
Asset Purchase Agreement, dated as of July 10, 2014, between GAIN GTX Bermuda, Ltd., GAIN Capital Holdings, Inc. and Valaquenta Intellectual Properties Limited (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 11, 2014, No. 001-35008).

10.45
Asset Purchase Agreement, dated as of July 10, 2014, between GAIN GTX Bermuda, Ltd., GAIN Capital Holdings, Inc. and Forexster Limited (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 11, 2014, No. 001-35008).

10.46
Stockholders' Agreement, effective as of October 31, 2104, among GAIN Capital Holdings, Inc., City Index Group Limited and the other parties identified as "Stockholders" therein (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K/A, filed on January 12, 2015, No. 001-35008).

10.47
Form of Registration Rights Agreement among GAIN Capital Holdings, Inc., City Index Group Limited, INCAP Gaming B.V. and the other parties identified as "Investors" therein (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K/A, filed on January 12, 2015, No. 001-35008).

10.48*
Letter Agreement, dated as of December 10, 2014, by and among GAIN Capital Holdings, Inc., VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P., VantagePoint Venture Partners IV Principals Fund, L.P. and VP New York Venture Partners, L.P.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2015.

GAIN CAPITAL HOLDINGS, INC.
By:	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Glenn H. Stevens	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015
Glenn H. Stevens

/s/ Jason Emerson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2015
Jason Emerson

/s/ Peter Quick	Chairman of the Board of Directors	March 16, 2015
Peter Quick

/s/ Joseph A. Schenk	Director	March 16, 2015
Joseph A. Schenk

/s/ Christopher W. Calhoun	Director	March 16, 2015
Christopher W. Calhoun

/s/ Thomas Bevilacqua	Director	March 16, 2015
Thomas Bevilacqua

/s/ Christopher S. Sugden	Director	March 16, 2015
Christopher S. Sugden

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
GAIN Capital Holdings, Inc.
Bedminster, New Jersey
We have audited the accompanying consolidated balance sheets of GAIN Capital Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GAIN Capital Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
New York, New York
March 16, 2015

GAIN CAPITAL HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31, 2014	As of December 31, 2013
ASSETS:
Cash and cash equivalents	$139,403	$39,871
Cash and securities held for customers	759,559	739,318
Short term investments, at fair value	174	788
Receivables from banks and brokers, of which $717 and ($9,784), respectively, is at fair value	134,908	227,630
Property and equipment, net of accumulated depreciation of ($31,544) and ($26,446), respectively	18,796	17,118
Prepaid assets	2,537	8,790
Goodwill	34,567	11,668
Intangible assets, net of accumulated amortization of ($12,670) and ($16,529), respectively	60,806	34,828
Other assets, net of allowance for doubtful accounts of ($4,555) and ($1,158), respectively	35,137	32,549
Total assets	$1,185,887	$1,112,560
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers, brokers, dealers, FCMs and other regulated entities, of which ($102,722) and ($129,224), respectively, is at fair value	$759,559	$739,318
Accrued compensation and benefits	16,912	12,985
Accrued expenses and other liabilities	64,476	56,693
Income tax payable	1,470	3,803
Convertible senior notes	68,367	65,360
Total liabilities	$910,784	$878,159
Commitments and contingent liabilities (See Note 12)
Redeemable non-controlling interests	$10,209	$—
GAIN Capital Holdings, Inc. shareholders’ equity
Common stock ($0.00001 par value; 60 million shares authorized; 45,582,066 shares issued and 42,934,559 shares outstanding as of December 31, 2014; 41,921,609 shares issued and 39,425,434 shares outstanding as of December 31, 2013)	$—	$—
Accumulated other comprehensive (loss) income	(2,054)	2,576
Additional paid-in capital	152,684	138,691
Treasury stock, at cost (2,647,507 shares at December 31, 2014 and 2,496,175 at December 31, 2013, respectively)	(16,720)	(15,469)
Retained earnings	130,984	108,603
Total GAIN Capital Holdings, Inc. shareholders’ equity	$264,894	$234,401
Total liabilities and shareholders’ equity	$1,185,887	$1,112,560
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	For the Fiscal Year Ended December 31,
	2014	2013	2012
REVENUE:
Trading revenue	$236,730	$205,133	$127,520
Commission revenue	127,070	60,727	21,373
Other revenue	4,904	1,099	2,331
Total non-interest revenue	368,704	266,959	151,224
Interest revenue	1,428	821	627
Interest expense	599	156	47
Total net interest revenue	829	665	580
Net revenue	$369,533	$267,624	$151,804
EXPENSES:
Employee compensation and benefits	$99,485	$74,185	$49,357
Selling and marketing	20,213	22,337	26,969
Referral fees	91,092	52,503	26,373
Trading expenses	26,285	18,164	9,786
General and administrative	38,509	26,813	19,865
Depreciation and amortization	7,125	7,768	4,921
Purchased intangible amortization	8,080	2,906	4,134
Communications and technology	15,567	11,315	7,736
Bad debt provision	3,699	1,501	358
Acquisition expenses	3,526	1,824	85
Restructuring expenses	1,214	1,570	634
Integration expenses	2,489	1,950	—
Impairment of investment	50	450	—
Total operating expense	$317,334	$223,286	$150,218
OPERATING PROFIT	$52,199	$44,338	$1,586
Interest expense on long term borrowings	6,147	1,233	444
Gain on extinguishment of debt	—	2,000	—
INCOME BEFORE INCOME TAX EXPENSE	$46,052	$45,105	$1,142
Income tax expense/(benefit)	12,993	13,794	(1,479)
NET INCOME	$33,059	$31,311	$2,621
Net income attributable to non-controlling interest	1,433	—	—
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$31,626	$31,311	$2,621
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(4,630)	1,327	933
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$26,996	$32,638	$3,554
Earnings per common share:
Basic	$0.76	$0.85	$0.08
Diluted	$0.71	$0.79	$0.07
Weighted average common shares outstanding used in computing earnings per common share:
Basic	40,561,644	36,551,246	34,940,800
Diluted	43,214,895	39,632,878	37,880,208
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
BALANCE—January 1, 2012	34,282,244	$—	$(5,017)	$79,551	$89,123	$316	$163,973
Exercise of options	1,032,096	—	—	1,969	—	—	1,969
Conversion of restricted stock into common stock	276,387	—	—	—	—	—	—
Shares issued under employee stock purchase plan	45,188	—	—	216	—	—	216
Repurchase of shares	(711,820)	—	(3,263)	—	—	—	(3,263)
Stock compensation expense	—	—	—	3,325	—	—	3,325
Tax benefit of stock options exercises	—	—	—	28	—	—	28
Dividend declared ($0.20 dividend per share)	—	—	—	—	(6,972)	—	(6,972)
Foreign currency translation adjustment	—	—	—	—	—	933	933
Net income	—	—	—	—	2,621	—	2,621
BALANCE—January 1, 2013	34,924,095	$—	$(8,280)	$85,089	$84,772	$1,249	$162,830

Exercise of options	1,394,975	—	—	2,539	—	—	2,539
Issuance of common stock	3,625,721	—	—	34,771	—	—	34,771
Conversion of restricted stock into common stock	339,686	—	—	—	—	—	—
Shares issued under employee stock purchase plan	75,191	—	—	302	—	—	302
Repurchase of shares	(934,234)	—	(7,189)	—	—	—	(7,189)
Stock compensation expense	—	—	—	2,896	—	—	2,896
Tax benefit of stock options exercises	—	—	—	1,026	—	—	1,026
Other	—	—	—	(79)	(154)	—	(233)
Convertible senior note issuance	—	—	—	12,147	—	—	12,147
Dividend declared ($0.20 dividend per share)	—	—	—	—	(7,326)	—	(7,326)
Foreign currency translation adjustment	—	—	—	—	—	1,327	1,327
Net income	—	—	—	—	31,311	—	31,311
BALANCE—January 1, 2014	39,425,434	$—	$(15,469)	$138,691	$108,603	$2,576	$234,401

Exercise of options	719,719	—	—	2,087	—	—	2,087
Issuance of common stock - GAA	116,801	—	—	1,241	—	—	1,241
Issuance of common stock - Forexster	861,935	—	—	5,252	—	—	5,252
Conversion of restricted stock into common stock	1,863,396	—	—	—	—	—	—
Shares issued under employee stock purchase plan	98,606	—	—	740	—	—	740
Repurchase of shares	(151,332)	—	(1,251)	—	—	—	(1,251)
Stock compensation expense	—	—	—	3,452	—	—	3,452
Tax benefit of stock options exercises	—	—	—	1,221	—	—	1,221
Dividend declared ($0.20 dividend per share)	—	—	—	—	(8,139)	—	(8,139)
Foreign currency translation adjustment	—	—	—	—	—	(4,630)	(4,630)
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	31,626	—	31,626
Other	—	—	—	—	(128)	—	(128)
Adjustment to the redemption value of noncontrolling interests	—	—	—	—	(978)	—	(978)
BALANCE—December 31, 2014	42,934,559	$—	$(16,720)	$152,684	$130,984	$(2,054)	$264,894
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the Fiscal Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,059	$31,311	$2,621
Adjustments to reconcile net income to cash provided by / (used for) operating activities
(Gain) / Loss on foreign currency exchange rates	(1,618)	3,641	1,315
Depreciation and amortization	16,367	11,837	9,055
Deferred taxes	2,536	39	(1,013)
Amortization of deferred financing costs	354	—	51
Bad debt provision	3,699	1,501	358
Impairment of cost method investment	50	450	—
Convertible senior note discount amortization	2,150	175	—
Loss on disposal of fixed assets	—	—	33
Gain on extinguishment of debt	—	(2,000)	—
Stock compensation expense	3,452	2,896	3,325
Changes in operating assets and liabilities:
Cash and securities held for customers	(9,679)	(74,608)	(31,285)
Receivables from banks and brokers	94,657	(78,336)	(5,333)
Prepaid assets	2,729	318	2,372
Other assets	(11,536)	(383)	1,065
Payables to customers, brokers, dealers, FCMs and other regulated entities	9,679	74,608	31,285
Accrued compensation and benefits	3,671	7,118	1,047
Accrued expenses and other liabilities	(8,565)	973	(1,444)
Income tax payable	(2,832)	2,131	(1,303)
Cash provided by / (used for) operating activities	138,173	(18,329)	12,149
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,759)	(6,187)	(8,358)
Purchases of treasury bills	—	—	(1,355)
Sale of treasury bills	614	599	—
Intangible asset purchases	(12,400)	—	—
Funding of acquisitions, net of cash acquired	(14,918)	(4,219)	(9,504)
Cash used for investing activities	(35,463)	(9,807)	(19,217)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquired assets	—	(2,419)	(2,030)
Proceeds from issuance of convertible senior note, net	—	77,900	—
Principal payment on notes payable	—	(31,200)	(7,875)
Proceeds from exercise of stock options	2,087	2,539	1,969
Proceeds from employee stock purchase plan	740	302	216
Purchase of treasury stock	(1,250)	(7,189)	(3,263)
Tax benefit from employee stock option exercises	1,221	1,026	(28)
Dividend payment	(8,139)	(7,326)	(6,972)
Distributions to non-controlling interest holders	(597)	—	—
Cash (used for) / provided by financing activities	(5,938)	33,633	(17,983)
Effect of exchange rate changes on cash and cash equivalents	2,760	(2,446)	1,650
INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	99,532	3,051	(23,401)
CASH AND CASH EQUIVALENTS—Beginning of year	39,871	36,820	60,221
CASH AND CASH EQUIVALENTS—End of year	$139,403	$39,871	$36,820
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Cash (paid) / received during the year for:
Interest	$(3,373)	$(655)	$(230)
Taxes	$(13,151)	$(8,376)	$260
Non-cash investing activities:
Purchase of fixed assets included in accrued expense and other liabilities	$701	$—	$95
Non-cash financing activities:
Senior loan issued by seller	$—	$33,200	$—
Common stock issued as consideration for asset and business acquisitions	$6,493	$34,771	$—
Adjustment to redemption value of non-controlling interests	$978	$—	$—

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

GAIN Capital Forex.com U.K. Ltd. (“GCUK”) is registered in the United Kingdom ("U.K.") and regulated by the Financial Conduct Authority (“FCA”) as a full scope €730k BIPRU Investment Firm.
The following list includes each of the Company’s significant U.S. and international regulated subsidiaries:
GAIN Capital Group, LLC
GAIN Capital-Forex.com U.K., Ltd.
Forex.com Japan Co., Ltd.
GAIN Capital Forex.com Australia Pty. Ltd.
GAIN Capital-Forex.com Hong Kong Ltd.
GAIN Capital-Forex.com Canada, Ltd.
GAIN GTX, LLC
GAIN GTX SEF, LLC
Global Futures & Forex, Ltd.
GFT Global Markets Asia Pte., Ltd.
Global Asset Advisors, LLC
Top Third Ag Marketing LLC
Galvan Research and Trading, Ltd.
Faraday Research LLP
In July 2014, the Company acquired all of the outstanding share capital of Galvan Research and Trading, Ltd. ("Galvan"), a U.K. based corporation, and its subsidiaries, Faraday Research LLP and Galvan LLP.
In March 2014, the Company acquired controlling interests in Global Asset Advisors, LLC ("GAA") and Top Third Ag Marketing LLC ("Top Third").
In September 2013, the Company purchased all of the outstanding share capital of Global Futures & Forex, Ltd., a Michigan corporation ("GFT").
In March 2014, the Company combined the operations of GFT's U.K.-based subsidiary with the operations of GAIN Capital-Forex.com U.K., Ltd.
See Note 5 for further details related to the Company's acquisitions.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements. The financial statements are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC").

The Company's consolidated balance sheet as of December 31, 2013 has been revised to reflect the finalization of the purchase price allocations for the GFT acquisition. The resulting changes include accruals of $1.4 million and a deferred tax asset of $3.9 million, each of which is offset against goodwill.

In an effort to align the Company's presentation of expenses with the presentation utilized by competitors in its industry and to better present the Company's operations, the Company has presented the interest expense incurred on long-term borrowings and debt, previously presented under "Interest expense" as part of net revenue, under a separate income statement line item, "Interest expense on long term borrowings", which is shown below operating expenses. Also, commissions paid to employees, previously presented under "Trading expenses and commissions", are now presented under "Employee compensation and benefits." Additionally, the Company has presented compensation paid to its white label partners and introducing brokers, which was also previously presented under "Trading expenses and commissions", under the new caption of "Referral fees." The remaining expense items that were previously presented under "Trading expenses and commissions", including exchange fees, fees for news services and prime broker fees, are now presented under a new line item, "Trading expenses". Prior year amounts have been changed to conform to the Company's current year presentation. These changes in presentation had no effect on the Company's net income.
Below is a table showing the Company's reported numbers from prior period Consolidated Statements of Operations and presentation adjustments made during 2014 to come to the Company's prior period Consolidated Statements of Operations.

	As Reported	Presentation Adjustments	2013 Adjusted
REVENUE:
Trading revenue	$205,133	$—	$205,133
Commission revenue	60,727	—	60,727
Other revenue	1,099	—	1,099
Total non-interest revenue	266,959	—	266,959
Interest revenue	821	—	821
Interest expense	1,389	(1,233)	156
Total net interest (expense) / revenue	(568)	1,233	665
Net revenue	266,391	1,233	267,624
EXPENSES:
Employee compensation and benefits	67,134	7,051	74,185
Selling and marketing	22,337	—	22,337
Referral fees	—	52,503	52,503
Trading expenses and commissions	77,718	(59,554)	18,164
General and administrative	26,813	—	26,813
Depreciation and amortization	7,768	—	7,768
Purchased intangible amortization	2,906	—	2,906
Communications and technology	11,315	—	11,315
Bad debt provision	1,501	—	1,501
Acquisition expense	1,824	—	1,824
Restructuring	1,570	—	1,570
Integration	1,950	—	1,950
Impairment of investment	450	—	450
Total operating expense	223,286	—	223,286
OPERATING PROFIT	43,105	1,233	44,338
Gain on extinguishment of debt	2,000	—	2,000
Interest expense on long term borrowings	—	1,233	1,233
INCOME BEFORE INCOME TAX EXPENSE	45,105	—	45,105
Income tax expense	13,794	—	13,794
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$31,311	$—	$31,311

	As Reported	Presentation Adjustments	2012 Adjusted
REVENUE:
Trading revenue	$127,520	$—	$127,520
Commission revenue	21,373	—	21,373
Other revenue	2,331	—	2,331
Total non-interest revenue	151,224	—	151,224
Interest revenue	627	—	627
Interest expense	491	(444)	47
Total net interest (expense) / revenue	136	444	580
Net revenue	151,360	444	151,804
EXPENSES:
Employee compensation and benefits	47,469	1,888	49,357
Selling and marketing	26,969	—	26,969
Referral fees	—	26,373	26,373
Trading expenses and commissions	38,047	(28,261)	9,786
General and administrative	19,865	—	19,865
Depreciation and amortization	4,921	—	4,921
Purchased intangible amortization	4,134	—	4,134
Communications and technology	7,736	—	7,736
Bad debt provision	358	—	358
Acquisition expense	85	—	85
Restructuring	634	—	634
Total operating expense	150,218	—	150,218
OPERATING PROFIT	1,142	444	1,586
Interest expense on long term borrowings	—	444	444
INCOME BEFORE INCOME TAX EXPENSE	1,142	—	1,142
Income tax benefit	(1,479)	—	(1,479)
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$2,621	$—	$2,621

Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other subsidiaries in which the Company holds a controlling financial interest. All intercompany transactions and balances are eliminated in consolidation. The Company applies relevant accounting standards governing consolidations in determining its principles of consolidation. The Company's consolidated financial statements include non-controlling interests. See Note 6 for details regarding non-controlling interests.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. In presenting the consolidated financial statements, management makes estimates regarding:

•	Valuation of assets and liabilities requiring fair value estimates;

•	The depreciation period of property and equipment;

•	Certain accruals;

•	The allowance for doubtful accounts;

•	The realization of deferred taxes;

•	The carrying amount of goodwill and other intangible assets;

•	The amortization period of intangible assets and other long-lived assets with finite lives;

•	Incentive based compensation accruals and valuation of share-based payment arrangements;

•	Transfer pricing; and

•	Other matters that affect the reported amounts and disclosure of contingencies in the consolidated financial statements.
Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the consolidated financial statements, and it is possible that such changes could occur in the near term.
Revenue Recognition
Revenue is recognized in accordance with revenue recognition guidance. The Company generates revenue from forex trading ("forex"), metals trading, futures trading, Contracts-for-difference (“CFDs”) in markets which do not prohibit such transactions and other financial products. The Company categorizes revenue as Trading revenue, Commission revenue, Other revenue and Interest revenue.

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

Commission revenue is generated by customers using the Company's platforms or services. The Company does not take any market risk related to this revenue stream. Commission revenue is determined by the volume of trades. Commission revenue comprises revenue from GTX, futures, advisory, and sales traders. The Company's sales traders offer high-touch trading services to high net worth individuals. Commissions for each of these businesses are recognized on a trade date basis.

Other revenue comprises transaction, performance, inactivity, and training fees charged to customer accounts, along with foreign currency transaction gains and losses and other miscellaneous items from each of the Company's businesses.

Interest revenue consists primarily of the revenue generated by Company cash, and customer cash, money market funds, U.S. treasury bills, Canadian Imperial Bank of Commerce (“CIBC”) treasury bills, and cash on deposit as collateral with the Company’s liquidity providers. Interest expense results from interest paid to customers on their balances and accretion of the discount on the Company's contingent payments (See note 5). Interest revenue and interest expense are recorded when earned and incurred, respectively.
Selling and marketing
Selling and marketing costs are incurred for the production and communication of advertising, as well as other marketing activities. Amounts charged to selling and marketing are expensed as incurred.
Restructuring expenses
In 2014, 2013 and 2012, the Company incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with relevant accounting guidance.

Acquisition expenses

In 2014, 2013 and 2012, the Company incurred acquisition related expenses, which included costs such as legal, accounting, valuation and other costs specified in accounting guidance. These costs are expensed as incurred.

Integration expenses

In 2014 and 2013, the Company incurred integration expenses, which are acquisition related costs that do not meet the definition of acquisition costs specified in accounting guidance. These costs include incentive payments to employees to remain through the acquisition, costs of retiring redundant assets as well as accelerated amortization of assets due to the consolidation of trading platforms, resulting from the Company's acquisitions.

Impairment of investment

In 2013, the Company’s investment in Kapitall, Inc. became impaired. During 2013 and 2014, the remaining carrying value was written off and recognized as an impairment loss.

Gain on extinguishment of debt

In 2013, the Company settled its GFT acquisition financing for less than the principal amount, in exchange for early payment. The difference between the principal and payment constituted Gain on extinguishment of debt.

Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of acquisition to be cash equivalents. At December 31, 2014 and 2013, the Company’s cash and cash equivalents consisted of money market accounts and U.S. Treasury Bills with an initial maturity of 90 days or less. Cash equivalents are recorded at fair value.
Cash and securities held for customers
Cash and securities held for customers represents cash and other highly liquid assets held to fund customer liabilities in connection with trading positions. Included in this balance are funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company records a corresponding liability in connection with this amount in Payables to customers, brokers, dealers, FCMs and other regulated entities. Legally segregated balances are not available for general use, in accordance with certain jurisdictional regulatory requirements. In addition, the Company holds certain customer funds in segregated or secured broker accounts.
Short Term Investments
The Company considers all investments with an original maturity of less than one year short term investments. Short term investments consist of short-term certificates of deposit and CIBC treasury bills. All income from the certificates of deposit and treasury bills is recorded as interest income when earned.

Fair Value
Certain financial assets and liabilities are recorded at fair value in accordance with applicable accounting guidance, as discussed in Note 3. Other financial assets and liabilities are not measured at fair value on a recurring basis but nevertheless approximate fair value due to their short term maturities. Such financial assets and liabilities include: Receivables from banks and brokers; Other assets; Payables to customers, brokers, dealers, FCMs and other regulated entities; and Accrued expenses and other liabilities. These receivables and payables include open trading positions which are held at fair value, hedging and customer positions, both of which change in value as the price of the underlying product changes. The prices approximate the amounts at which the Company can settle the positions at the balance sheet date.
Concentrations of Credit Risk
The Company owns financial instruments that subject the Company to credit risk. These financial instruments are held primarily in Cash and cash equivalents as well as Cash and securities held for customers. The Company’s credit risk is managed by investing cash and cash equivalents primarily in high-quality money market and U.S. and Canadian Government instruments. The majority of the Company’s cash and cash equivalents are held at ten financial institutions.
The Company also has credit risk related to receivables from banks and brokers. As of December 31, 2014 and 2013, 29% and 20%, respectively, of the Company’s Receivables from banks and brokers balance, included in the Consolidated Balance Sheets, was from one large, global financial institution.
Receivables from Banks and Brokers
Receivables from banks and brokers include funds that the Company has posted with brokers as collateral required by agreements for holding hedging positions. Also, Receivables from banks and brokers contains funds required to collateralize customer futures trading, as well as the related excess and the Company's own collateral. These amounts are reflected as

Receivables from banks and brokers on the Consolidated Balance Sheets and include gains or losses realized on settled contracts, as well as unrealized gains or losses on open positions.
Property and Equipment and Other Long-Lived Assets
Property and equipment are recorded at cost, net of accumulated depreciation. Identifiable significant improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.
Property and equipment are depreciated on a straight-line basis over a three year useful life, except for leasehold improvements, which are depreciated on a straight-line basis over the shorter of the lease term or estimated useful life.
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

In accordance with ASC 360-10, Property, Plant and Equipment, the Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such an asset are separately identifiable and are less than the carrying value. In that event, a loss is recognized in the amount by which the carrying value exceeds the fair market value of the long-lived asset. The Company has identified no such impairment indicators as of December 31, 2014 or December 31, 2013.
 Foreign Currencies
Items included in the financial statements of each of the Company's subsidiaries are measured using the currency of the primary environment in which the subsidiaries operate ("the functional currency"). The Company has determined that its functional currency is U.S. dollars (“USD”). The Company’s Accumulated other comprehensive (loss) income, consists of foreign currency translation adjustments from subsidiaries not using the USD as their functional currency.
Foreign currency transactions are translated into functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement at year end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in Other revenue on the Consolidated Statements of Operations and Comprehensive Income. The Company recorded foreign exchange gains of $1.6 million for the year ended December 31, 2014. The Company recorded foreign exchange losses of $3.6 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively.
Intangible Assets
Accounting guidance addressing intangible assets requires purchased intangible assets other than goodwill to be amortized over their estimated useful lives unless their lives are determined to be indefinite. If indefinite-lived assets are determined to have a finite life in the future, the Company will amortize the carrying value over the remaining estimated useful life at that time.
The Company analyzes its business, legal, and regulatory environment at least annually to determine whether its indefinite-lived intangible assets are likely to be impaired. This qualitative assessment indicated that it is more likely than not that the Company's indefinite lived intangible assets are not impaired. See Note 3 for additional information.
Goodwill
In accordance with relevant guidance, the Company tests goodwill for impairment on an annual basis during the fourth quarter and on an interim basis when conditions indicate impairment may have occurred. Goodwill impairment is determined by comparing the estimated fair value of the reporting unit with its respective fair value. At the date of the latest test in the fourth quarter of 2014, using the market approach, the fair value of the reporting unit was significantly in excess of its book value. See Note 3 for additional information.
Other Assets
The Company recorded receivables from vendors, security deposits, current and deferred tax assets, an indemnification asset, customer debit positions, net of related allowance, and miscellaneous receivables in Other assets on the Consolidated Balance Sheets. See Note 3 for additional information.

Derivatives
Forex, metals, and CFDs allow for exchanging the difference in value of a particular asset such as stock index, energy product, or gold contracts, between the time at which a contract is opened and the time at which it is closed. The Company's retail customer open positions are considered derivatives under derivatives accounting guidance. Therefore, they are accounted for at fair value, and included in Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities in the Consolidated Balance Sheets.

Allowance for Doubtful Accounts
The Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific customer account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts. The customer receivables, net of allowance for doubtful accounts, is included in Other assets on the Consolidated Balance Sheets. Receivables from customers are reserved for and the related reserves are recorded in Bad debt provision on the Consolidated Statements of Operations and Comprehensive Income. The allowance for doubtful accounts consisted of the following (amounts in thousands):

Balance as of January 1, 2012	$(55)
Addition to provision	(358)
Amounts written off	265
Balance as of December 31, 2012	(148)
Addition to provision	(1,501)
Amounts written off	491
Balance as of December 31, 2013	(1,158)
Addition to provision	(3,699)
Amounts written off	302
Balance as of December 31, 2014	$(4,555)
Payables to Customers, Brokers, Dealers, FCMs and Other Regulated Entities
Payables to customers, brokers, dealers, FCMs and other regulated entities, included on the Consolidated Balance Sheets, include amounts due on cash and margin transactions. These transactions include deposits, commissions and gains or losses arising from settled trades. The payables balance also reflects unrealized gains or losses arising from open positions in customer accounts. The Company engages in white label, or omnibus relationships, with other regulated financial institutions. The payables balance includes amounts deposited by these financial institutions in order for the Company to act as clearing broker.

Referral fees

Introducing brokers direct customers to the Company in return for a commission on each referred customer’s trading volume or a share of net revenue generated by each referred customer’s trading activity. Such fees are referred to as introducing broker fees and are recorded on a trade date basis, in Referral Fees, in the Consolidated Statements of Operations and Comprehensive Income.

Trading Expenses

Trading expenses consists of exchange fees paid to stock exchanges and other third-parties for exchange market data that the Company provides to its customers or uses to create its own derived data products, as well as fees for news services and fees paid to prime brokers in connection with its institutional GTX business and futures business.
Income Taxes
Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. The Company operates a permanent reinvestment strategy, under which earnings derived from foreign business remain invested in the Company’s foreign subsidiaries. In accordance with accounting guidance, the Company does not recognize domestic tax expense related to the permanently reinvested earnings. The Company has no plans to repatriate these earnings.
Share Based Payment
In accordance with stock compensation guidance, the Company recognizes expense for all share-based payments to employees, including grants of employee stock options as well as restricted stock units on the basis of grant date fair values. The Company estimates fair value using the Black Scholes model for stock options and market value on grant date for restricted stock units. Shares typically vest incrementally and equally on an annual basis over a four year period, without performance triggers or other requirements beyond continued service. For each type of award, the Company reduces expense by an estimated forfeiture rate. See Note 9 for additional share based payment disclosure.
Treasury Shares
In accordance with ASC 505-30, Equity - Treasury Stock, the Company treats the cost of acquired shares purchased as a deduction from shareholders’ equity and as a reduction of the total shares outstanding when calculating earnings per share.
Earnings Per Common Share
Basic earnings per common share is calculated using the weighted average common shares outstanding during the year. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be anti-dilutive. See Note 10 for discussion of the dilutive impact of the Company's convertible note and non-controlling interests on EPS.
Risk Management
The Company offers its customers access to a diverse range of over 12,500 financial products, including foreign exchange, or forex, precious metals, CFDs, which are investment products with returns linked to the performance of underlying commodities, indices, individual equities, bonds and interest rate products, OTC options on forex, as well as futures and options on futures on more than 30 global exchanges. In the United Kingdom, we also offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment for residents of that country. The Company actively trades currencies in the spot market, earning a dealer spread. The Company seeks to manage its market risk by generally entering into offsetting contracts in the interbank market, also on a margin basis. The Company deposits margin collateral with large money center banks and other major financial institutions. The Company is subject to credit risk or loss from counterparty nonperformance. The Company seeks to control the risks associated with its customers’ activities by requiring its customers to maintain margin collateral. The Company's trading platform does not allow customers to enter into trades if sufficient margin collateral is not on deposit with the Company.
The Company developed risk-management systems and procedures that allow it to manage the market and credit risk associated with managed flow activities in real-time. The Company does not actively initiate directional market positions in anticipation of future movements in the relative prices of currencies and evaluates market risk exposure on a continuous basis. As a result of the Company’s hedging activities, the Company is likely to have open positions in various currencies at any given time. An additional component of the risk-management approach is that levels of capital are maintained in excess of those required under applicable regulations. The Company also maintains liquidity relationships with three established, global prime brokers and at least six other liquidity providers, providing the Company with access to a liquidity pool.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board ("FASB") issued new guidance regarding management's evaluation of the going concern assumption. The new guidance includes specific areas to assess, while introducing documentation requirements. The new guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has assessed the new guidance and believes it will not have an impact on the Company's results.

In May 2014, the FASB issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. The guidance requires a company to recognize revenue when it transfers promised services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services and requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not permitted. The Company is currently assessing the impact of adopting this guidance on its financial statements.

3. ADDITIONAL FINANCIAL INFORMATION
Fair Value Measurement
The Company applies applicable accounting guidance, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability. The guidance establishes a hierarchy that categorizes financial instruments, based on the priority of the inputs to the valuation techniques into the following three-levels:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 - Valuations that require inputs that are both unobservable and significant to the fair value measurement.

For assets and liabilities that are transferred between Levels during the period, fair values are ascribed as if the assets or liabilities had been transferred as of the beginning of the period.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets (Liabilities):
Money market accounts	$20,537	$—	$—	$20,537
Open contracts and other positions	—	717	—	717
Certificates of deposit	174	—	—	174
Investment in gold	118	—	—	118
Contingent consideration	—	—	(9,974)	(9,974)
Customer and broker open contracts and other positions	—	102,722		102,722
Total	$20,829	$103,439	$(9,974)	$114,294

	Fair Value Measurements on a Recurring Basis as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets (Liabilities):
Money market accounts	$21,019	$—	$—	$21,019
Open contracts and other positions	—	(9,904)	—	(9,904)
CIBC treasury bills	706	—	—	706
Certificates of deposit	82	—	—	82
Investment in gold	120	—	—	120
Customer and broker open contracts and other positions	—	129,224	—	129,224
Total	$21,927	$119,320	$—	$141,247

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the years ended December 31, 2014 and December 31, 2013, nor has there been any movement between levels during these respective periods.

Level 1 Financial Assets
The Company has money market accounts, certificates of deposit, CIBC treasury bills and an investment in gold that are Level 1 financial instruments that are recorded based upon listed or quoted market rates. The money market accounts are recorded in Cash and cash equivalents and Cash and securities held for customers; the treasury bills are recorded in Cash and cash equivalents and Short term investments, based upon their maturity; the certificates of deposit are recorded in Short term investments and the investment in gold is recorded in Other Assets in 2014 and Receivables from banks and brokers in 2013. See below for footnote regarding the Company's classification change in Investment in Gold.
Level 2 Financial Assets and Liabilities
The Company has open contracts and other positions that are Level 2 financial instruments that are recorded in Receivables from banks and brokers.
The Company has customer and broker open contracts and other positions that are Level 2 financial instruments that are recorded in Payable to customers, brokers, dealers, FCMs and other regulated entities.
The fair value of these Level 2 financial instruments are based upon directly observable values for underlying instruments.
Level 3 Financial Liabilities
Under the agreements governing certain of the Company's business combinations, the Company is obligated to make contingent payments that are Level 3 financial liabilities.  These contingent payments are recorded under Accrued expenses and other liabilities on the Company's Consolidated Balance Sheet. The fair value of these payments is determined using prevailing interest rates as of the balance sheet date and forecasts of the acquired company's performance, estimation of which does not have any basis in quoted or observable markets. The interest charge related to the Company's contingent consideration that was included in earnings for the year ended December 31, 2014 was $0.4 million. This amount represented the interest expense associated with the present value discount of the respective earnout payouts over the three year period. The purchases during the year were $10.5 million. As a result of changes in currency conversion rates, the contingent liability's USD equivalent decreased by $0.9 million, which was included in Other revenue. See Note 5 for further details.
Financial Instruments Not Measured at Fair Value
The table below presents the carrying value, fair value, and fair value hierarchy category of certain financial instruments that are not measured at fair value in the Consolidated Balance Sheets (amounts in thousands). The carrying value of Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs, and other regulated entities not measured at fair value approximates fair value because of the relatively short period of time between their origination and expected maturity. The carrying value of the Convertible senior note represents the notes’ principal amounts net of unamortized discount (see Note 8). We calculated the notes' forecasted cash flows using prevailing interest rates as of the balance sheet date. The carrying value of Accrued expenses and other liabilities includes $20.0 million, referred to as the Holdback Amount, to be paid net of an amount required to settle certain liabilities of GFT after the closing date of the acquisition (see Note 5). The carrying values of Accrued expenses and other liabilities not measured at fair value approximate fair value because of the relatively short period of time between their origination and expected settlement date.

	As of December 31, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from banks and brokers	$134,191	$134,191	$—	$134,191	$—
Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	$862,281	$862,281	$—	$862,281	$—
Convertible senior notes	$68,367	$66,440	$—	$66,440	$—
Accrued expenses and other liabilities	$20,000	$20,000	$—	$20,000	$—

	As of December 31, 2013		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from banks and brokers	$237,414	$237,414	$—	$237,414	$—
Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	$868,542	$868,542	$—	$868,542	$—
Convertible senior notes	$65,360	$64,372	$—	$64,372	$—
Accrued expenses and other liabilities	$20,000	$20,000	$—	$20,000	$—
Receivables from Banks and Brokers
Amounts receivable from banks and brokers consisted of the following as of (amounts in thousands):

	December 31, 2014	December 31, 2013
Required Collateral	$95,599	$148,731
Cash in excess of required collateral(1)	—	84,108
Excess from futures broker - Restricted	38,592	4,575
Open foreign exchange positions	717	(9,904)
Investment in spot gold(2)	—	120
	$134,908	$227,630

(1)
At December 31, 2014, the Company determined that its cash held with brokers in excess of required collateral or amounts otherwise restricted due to applicable rules and regulations can be viewed operationally as available cash to the extent it is not required to be classified as Cash and securities held for customers.

(2)
At December 31, 2014, the Company included its investment in spot gold under Other assets on the Consolidated Balance Sheets, rather than in Receivables from banks and brokers where it had previously been recorded. The Company believes the new classification more appropriately represents the nature of the investment.

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
Derivatives
The Company's contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities on the accompanying Consolidated Balance Sheet (amounts in thousands):

	December 31, 2014
	Gross amounts of assets for derivative open positions at fair value	Gross amount of liabilities for derivative open positions at fair value	Net amounts of assets/liabilities for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$168,034	$93,057	$74,977
CFD contracts	44,329	24,420	19,909
Metals contracts	16,146	7,593	8,553
Total	$228,509	$125,070	$103,439

	December 31, 2014
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from bank and brokers	$134,191	$717	$134,908
Payables to customers, brokers, dealers, FCMs and other regulated entities	$862,281	$102,722	$759,559

	December 31, 2013
	Gross amounts of assets for derivative open positions at fair value	Gross amount of liabilities for derivative open positions at fair value	Net amounts of assets/liabilities for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$152,326	$47,631	$104,695
CFD contracts	50,169	45,735	4,434
Metals contracts	16,485	6,294	10,191
Total	$218,980	$99,660	$119,320

	December 31, 2013
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from bank and brokers[1]	$237,414	$(9,904)	$227,630
Payables to customers, brokers, dealers, FCMs and other regulated entities	$868,542	$129,224	$739,318
(1) At December 31, 2013 the amount on the Consolidated Balance Sheet includes $0.1 million, which the Company held as an investment in gold. This asset is neither a derivative nor collateral.
The Company’s derivatives include different underlyings, which vary in price. Foreign exchange contracts typically have prices less than two dollars, while certain metals contracts and CFDs can be considerably higher priced. The table below represents the notional values of the Company’s derivative instruments reported within Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities on the accompanying Consolidated Balance Sheet (amounts in thousands):

	December 31, 2014
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,147,518	2,679,041
CFD contracts	873,070	10,753
Metals contracts	835	335
Total	4,021,423	2,690,129

	December 31, 2013
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,031,742	4,000,937
CFD contracts	514,058	19,201
Metals contracts	1,069	680
Total	3,546,869	4,020,818

The Company did not designate any of its derivatives as hedging instruments. Net gains/(losses) with respect to derivative instruments reflected in Trading Revenue in the accompanying Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014 and 2013 were as follows (amounts in thousands):

	For the Years Ended December 31,
	2014	2013
Derivative Instruments:
Foreign currency exchange contracts	$132,514	$130,668
CFD contracts	56,311	21,162
Metals contracts	47,905	53,303
Total	$236,730	$205,133
Property and Equipment
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	December 31, 2014	December 31, 2013
Software	$30,351	$25,913
Computer equipment	8,516	6,649
Leasehold improvements	6,719	6,560
Telephone equipment	719	714
Office equipment	2,345	1,994
Furniture and fixtures	1,044	1,108
Web site development costs	646	626
	50,340	43,564
Less: Accumulated depreciation and amortization(1)	(31,544)	(26,446)
Property and equipment, net	$18,796	$17,118
(1) Certain fully depreciated and amortized property and equipment has been removed from both the cost and accumulated depreciation and amortization at December 31, 2014.

As mentioned in Note 1 above, in July 2014, the Company purchased all of the outstanding share capital of Galvan; in March 2014, the Company purchased controlling interests in GAA and Top Third. The preliminary purchase price allocations to property and equipment for these transactions are detailed below in Note 5, “Acquisitions”.
Depreciation and amortization expense for property and equipment was $8.3 million, of which $1.2 million is including in integration costs, $7.8 million and $4.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Intangible Assets
The Company's various finite-lived intangible assets consisted of the following as of (amounts in thousands):

	December 31, 2014			December 31, 2013
Intangibles	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	$22,945	$(7,152)	$15,793	$21,556	$(13,594)	$7,962
Technology	48,376	(4,671)	43,705	26,930	(910)	26,020
Trademark	1,793	(847)	946	650	(173)	477
Non-Compete Agreement(1)	—	—	—	1,859	(1,852)	$7
Total finite lived intangibles	$73,114	$(12,670)	$60,444	$50,995	$(16,529)	$34,466
Trademark not subject to amortization(2)	362	—	362	362	—	362
Total intangibles(3)	$73,476	$(12,670)	$60,806	$51,357	$(16,529)	$34,828
(1) The non-compete agreement was fully amortized during 2014, and accordingly, the cost and related accumulated amortization were written off as of December 31, 2014.
(2) These indefinite-life trademarks relate to the Forex.com and foreignexchange.com domain names where management determined there was no legal, regulatory or technological limitation on their useful lives. These trademarks are also supported annually in the Company's impairment test for goodwill and intangible assets.
(3) The increase in total intangibles relates to the customer lists and trademarks acquired from the Company's GAA, Top Third and Galvan acquisitions, (See Note 5 for details of the intangibles acquired), as well as the technology acquired from the asset purchase agreements with Valaquenta Intellectual Property Limited ("Valaquenta") and Forexster Limited ("Forexster"), which is described in further detail below.
The Company has the following identifiable intangible assets:

Intangible Asset	Amount (in thousands)	Weighted average amortization period
Customer list	22,945	7.1 years
Technology	48,376	10 years
Trademark(1)	2,155	5 years
	$73,476
(1) $0.4 million of the $2.2 million trademark have an indefinite-life, as described above.
The preliminary purchase price allocations to intangible assets for the acquisitions of Galvan, GAA, and Top Third are detailed below in Note 5, “Acquisitions”.
On July 10, 2014, the Company entered into asset purchase agreements with Forexster, pursuant to which one of the Company's subsidiaries, GAIN GTX Bermuda, Ltd. ("GTX Bermuda") agreed to purchase from Valaquenta and Forexster, the software and other intellectual property assets utilized to operate the electronic trading platform offered to customers in the Company's GTX business. The purchase was made with a combination of $12.4 million in cash and $5.3 million in shares of the Company's unregistered common stock. Prior to the closing of the acquisitions, which took place on July 10, 2014, the Company had agreements with Valaquenta and Forexster granting it the exclusive right to use the intellectual property in the field of forex trading and non-exclusive rights to use the intellectual property for the trading of financial products in the fields of precious metals and hydrocarbons.  Following the closing of the acquisition, GTX Bermuda has full rights and title over the intellectual property for the trading of currencies, commodities and all other financial instruments of any kind whatsoever. This purchase added $21.4 million to the Company's intangible assets, $3.7 million of which were previously held as a prepayment made to Forexster under an exclusive rights agreement. The Company has assigned a 10 year estimated useful life to this asset.
Amortization expense for the purchased intangibles was $8.1 million, $2.9 million and $4.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Future annual estimated amortization expense is as follows (amounts in thousands):

Years Ended December 31:
2015	8,849
2016	8,849
2017	7,559
2018	6,437
2019	5,846
Thereafter	23,334
Goodwill
Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net identifiable assets of an acquired business. As of December 31, 2014 and December 31, 2013, the Company had recorded goodwill of approximately $34.6 million and $11.7 million, respectively. The $11.7 million of goodwill reflects a $2.5 million reduction from the Company's previously filed Form 10-K on March 17, 2014. The reduction related to the finalization of the purchase price allocation for the GFT acquisition, specifically accrued expenses and other liabilities and deferred tax assets, which are included in Other assets on the Consolidated Balance Sheets.
For the year ended December 31, 2014, goodwill increased $15.0 million as a result of the Galvan acquisition, $6.1 million as a result of the GAA acquisition, and $3.8 million as a result of the Top Third acquisition. These were offset by $2.0 million of other adjustments, which included the FX impact of non-USD denominated goodwill throughout the year.
For the year ended December 31, 2013, goodwill increased $2.3 million as a result of the acquisition of GFT, inclusive of the $2.5 million adjustment noted above. In addition, goodwill increased $0.4 million from the finalization of the fair value of assets acquired for the OEC acquisition.
Other Assets
Other assets consisted of the following as of (amounts in thousands):

	December 31, 2014	December 31, 2013
Vendor and security deposits	$3,373	$3,344
Current tax receivable	5,084	4,547
Deferred tax assets	6,472	8,862
Indemnification asset	8,792	8,596
GTX Trade Receivables	4,190	4,704
Customer Debit Positions	6,594	1,333
Allowance on customer debit positions	(4,555)	(1,158)
Miscellaneous receivables	5,187	2,321
	$35,137	$32,549

The Company has recorded a liability of $4.8 million in Accrued expenses and other liabilities. This represents the Company's best estimate for the settlement of certain liabilities that were incurred as a result of ordinary course of operations in GFT prior to its acquisition. Between the acquisition date and December 31, 2014, approximately $4.0 million of the initially recorded liabilities have been settled. The actual amount required to settle the remaining liabilities may vary from the accrued liability.

Under the terms of the acquisition of GFT, the selling stockholder of GFT has agreed to indemnify the Company for liabilities that are expected to be settled after September 24, 2013. Based on the Company's best estimate of the amounts necessary to settle such liabilities, the Company recorded an indemnification asset of $8.8 million at December 31, 2014. This is included within Other current assets in the purchase price allocation of GFT. See note 5.

4. RELATED PARTY TRANSACTIONS
Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company. These accounts are recorded in Payables to customers, brokers, dealers, FCMs and other regulated entities on the Consolidated Balance Sheets. The aggregate amount of these funds was $3.6 million and $3.0 million at December 31, 2014 and December 31, 2013, respectively.
5. ACQUISITIONS

Galvan Research and Trading, Ltd.

In July 2014, the Company acquired all the share capital of Galvan and its wholly owned subsidiaries, Faraday Research LLP and Galvan LLP. The purchase price was $20.3 million. This acquisition was made to add an advisory capability to complement the Company's retail business.

The preliminary purchase price was $9.7 million in cash and a contingent payment of $10.5 million payable over a three year period subject to the achievement of specific financial and customer account targets. The contingent payment increased $3.7 million during the fourth quarter due to additional information that was received to assess achievement of Galvan's financial and customer account targets. The preliminary purchase price was derived as follows (amounts in thousands):

Cash	9,732
Contingent payment	10,540
Total purchase price	$20,272

The preliminary purchase price of Galvan was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Cash and cash equivalents acquired	$2,193
Receivable from brokers	745
Property and equipment	12
Prepaid assets	94
Other current assets	64
Total tangible assets	3,108
Total liabilities assumed	2,828
Net assets	280
Identifiable intangible assets:
Customer list	4,203
Trade name	784
Intangible assets, net	4,987
Goodwill	$15,005

The foregoing purchase price allocation is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, property and equipment, contingent consideration, and income taxes. It will be finalized after the data necessary to complete the fair value of assets and liabilities is obtained and analyzed.
Acquisition expenses were $0.4 million for the year ended December 31, 2014. They were recorded in Acquisition Expense.

For the period from acquisition to December 31, 2014, revenues generated by Galvan were $5.2 million and expenses were $3.0 million, generating income before taxes of $2.2 million.

Global Asset Advisors, LLC

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
Acquisition expenses were $0.1 million for the year ended December 31, 2014 and were recorded in Acquisition Expense.

For the period from acquisition to December 31, 2014, revenues generated by GAA were $5.5 million and expenses were $4.8 million, generating income before taxes of $0.7 million, of which $0.3 million was recorded to non-controlling interests.

Top Third Ag Marketing LLC

In March 2014, the Company acquired a 55% interest in Top Third. The purchase price was a $3.5 million cash payment. This acquisition was made as part of the Company's strategy to diversify its revenue base.
The preliminary purchase price of Top Third was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Non-controlling interest	$3,885

Cash and cash equivalents acquired	$73
Receivable from brokers	663
Total tangible assets	736
Total liabilities assumed	1,103
Net assets	(367)
Identifiable intangible assets:
Customer list	3,900
Trade name	90
Intangible assets, net	3,990
Goodwill	$3,806

The foregoing purchase price allocation is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, property and equipment, and income taxes. It will be finalized after the data necessary to complete the analyses of fair values of assets and liabilities is obtained and analyzed.
Acquisition expenses were $0.1 million for the year ended December 31, 2014 and were recorded in Acquisition Expense.

For the period from acquisition to December 31, 2014, revenues generated by Top Third were $5.1 million and expenses were $2.6 million, generating income before taxes of $2.5 million, of which $1.1 million was recorded to non-controlling interests.

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

The final purchase price of GFT has been updated since December 31, 2013 to reflect a $1.4 million increase in acquired liabilities, a $3.9 million increase in deferred taxes associated with acquired assets and assumed liabilities, and a corresponding $2.5 million decrease in goodwill. Such amounts have been retrospectively adjusted on the December 31, 2013 balance sheet. The purchase price allocation was derived as follows (amounts in thousands):

Cash	$40,000
Payment for excess cash adjustment	2,160
Loan payable	33,200
Common Stock issued	34,771
Total purchase price	$110,131
The purchase price of GFT was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Cash and cash equivalents acquired	$15,781
Cash and cash equivalents held for customers acquired	228,419
Receivable from brokers	61,028
Property and equipment	7,473
Other current assets	18,942
Total tangible assets	331,643
Total liabilities assumed	252,258
Net assets	79,385
Consideration less net assets	30,746
Identifiable intangible assets:
Software	25,300
Customer relationships	3,150
Intangible assets, net	28,450
Goodwill	$2,296

Acquisition expenses were $1.8 million for the year ended December 31, 2013 and were recorded in Acquisition Expense.

For the period from acquisition to December 31, 2013, revenues generated by GFT were $26.9 million and expenses were $32.0 million, generating a loss before taxes of $5.1 million.

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
Unaudited pro forma income statement line items for the twelve months ended December 31, 2013 and December 31, 2012, were as follows (amounts in thousands):

	For the Twelve Months Ended December 31,
	2013	2012
REVENUE:
Total non-interest revenue	$353,489	$256,114
Interest revenue	927	1,118
Interest expense	634	549
Total net interest revenue	293	569
Net revenue	353,782	256,683
EXPENSES:
Other expense items(1)	299,658	269,704
Depreciation and amortization	11,012	8,354
Purchased intangible amortization	5,157	7,488
Acquisition expense	1,824	85
Restructuring	1,570	634
Integration	1,950	—
Total expense	321,171	286,265
OPERATING PROFIT/(LOSS)	32,611	(29,582)
Interest expense on long term borrowings	1,232	444
Gain on extinguishment of debt	2,000	—
INCOME / (LOSS) BEFORE INCOME TAX EXPENSE	33,379	(30,026)
Income tax expense / (benefit)	12,517	(11,259)
NET INCOME	$20,862	$(18,767)

(1)    Other expenses items for the year ended December 31, 2013, included a one-time, non-recurring expense of $5.1 million relating to a GFT accrual for certain liabilities to third parties.

The following unaudited pro forma operating data is presented as if the acquisition of GAA, Top Third and Galvan had occurred on January 1 of the respective fiscal years. The unaudited pro forma data does not include the impact of forecasted operating expense synergies.
The unaudited pro forma data is provided for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the Company and the acquired companies operated as a combined entity for the periods presented.
Unaudited pro forma income statement line items for the twelve months ended December 31, 2014, December 31, 2013, and December 31, 2012 were as follows (amounts in thousands):

	For the Twelve Months Ended December 31,
	2014	2013	2012
REVENUE:
Total non-interest revenue	$376,706	$289,743	$171,423
Interest revenue	1,435	856	671
Interest expense	599	156	47
Total net interest revenue	836	700	624
Net revenue	377,542	290,443	172,047
EXPENSES:
Other expense items	300,605	222,762	155,907
Depreciation and amortization	7,141	7,892	4,921
Purchased intangible amortization	9,044	4,834	6,062
Acquisition expense	3,527	1,824	85
Restructuring	1,214	1,570	634
Integration	2,489	1,950	—
Total expense	324,020	240,832	167,609
OPERATING PROFIT	53,522	49,611	4,438
Interest on long term borrowings	6,147	1,232	444
Gain on extinguishment of debt	—	2,000	—
INCOME BEFORE INCOME TAX EXPENSE	47,375	50,379	3,994
Income tax expense / (benefit)	13,269	15,160	(686)
NET INCOME	$34,106	$35,219	$4,680
Net income attributable to non-controlling interest	$1,308	$691	$616
Net income applicable to Gain Capital Holdings, Inc.	$32,798	$34,528	$4,064

Restructuring

In 2013, the Company incurred Restructuring expenses, which reflected the cost of reducing global headcount following the GFT acquisition. Additional headcount reductions in the third quarter of 2014 were designed to meet challenging market conditions in the first half of 2014 and to achieve greater cost efficiency in general. These expenses are recorded under Restructuring expense in the Consolidated Statements of Operations and Comprehensive Income and the restructuring liability is recorded in Accrued compensation and benefits in the Consolidated Balance Sheets.

(in thousands)
Restructuring liability as of January 1, 2014	$584
2014 restructuring expenses	1,214
Payments made in 2014	(1,424)
Liability as of December 31, 2014	$374

6. NON-CONTROLLING INTERESTS

Non-controlling interests
In March 2014, the Company acquired controlling interests in GAA and Top Third. The Company purchased 55% of each entity, and the respective sellers maintained a 45% interest in each entity. The 45% interests are redeemable at prices determined by applying a contractually agreed upon formula to the respective acquired company's financial results. The Company owns immediately vested call options to purchase the remaining interests in each company. The minority owners hold put options, which vest in 2017 or upon the occurrence of certain events, to compel the Company to purchase the remaining interests.

The non-controlling interests are not classified as liabilities, because redemption is not mandatory or at fixed prices. They are not classified as equity, because their redemption is not exclusively in the Company's control. Therefore, the non-controlling interests are held in temporary equity in the Consolidated Balance Sheets.

The non-controlling interests' carrying value is determined by the Company's purchase prices and the non-controlling interests' share of the Company's subsequent net income. This value is benchmarked against the redemption value of the sellers' put options. The carrying value is adjusted to the latter, provided that it does not fall below the initial carrying values, as determined by the Company's purchase price allocation. The Company has made a policy election to reflect any changes caused by such an adjustment in retained earnings, rather than in current earnings. The Company recorded an adjustment of $1.0 million for the year ended December 31, 2014.

The table below reflects the non-controlling interests effects on the Company's financial statements:

Redeemable non-controlling interests
December 31, 2013	$—
Non-controlling interests related to 2014 acquisitions	8,395
Adjustment to the redemption value of non-controlling interests	978
Net income attributable to non-controlling interests	1,433
Distributions to non-controlling interest holders	(597)
December 31, 2014	$10,209

7. SHAREHOLDERS' EQUITY

Common Stock — At December 31, 2014 and 2013, the Company had authorized 60,000,000 shares of Common Stock (“Common Stock”), of which 45,582,066 and 42,934,559 shares were issued and outstanding, respectively as of December 31, 2014 and 41,921,609 and 39,425,434 shares were issued and outstanding, respectively as of December 31, 2013.

Treasury Stock — As of December 31, 2014 and 2013, the Company had repurchased 2.6 million shares and 2.5 million shares, respectively, of outstanding Common Stock for an aggregate cost of $16.7 million and $15.5 million, respectively, reducing the number of shares outstanding.

Dividends — In February, May, July and November 2014, the Company announced the payment of a $0.05 quarterly dividend per share of Common Stock. The dividend payments announced in February, May, July and November were paid in March, June, September and December 2014, respectively, for an aggregate amount of $8.1 million, which was applied against Retained Earnings.
In February, May, July and November 2013, the Company announced the payment of a $0.05 quarterly dividend per share of Common Stock. The dividend payments announced in February, May, July and November were paid in March, June, September and December 2013, respectively, for an aggregate amount of $7.3 million, which was applied against Retained Earnings.

8. CONVERTIBLE SENIOR NOTES

Convertible Senior Notes due 2018

On November 27, 2013, the Company issued $80.0 million principal amount of 4.125% Convertible Senior Notes maturing on December 1, 2018. The Company received net proceeds of $77.9 million, after deducting the initial purchasers' discount. The Convertible Senior Notes pay interest semi-annually on June 1 and December 1 at a rate of 4.125% per year, commencing June 1, 2014.

The Convertible Senior Notes will be convertible at an initial conversion rate of 83.33 shares of the Company's common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $12.00. In addition, following certain corporate transactions occurring prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder electing to convert notes in connection with such corporate transaction. Upon conversion, the

Company will deliver cash up to the principal amount. With respect to any conversion value in excess of the principal amount, the Company will deliver shares of its common stock, unless it elects to deliver cash in lieu of all or a portion of such shares.

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

•
During the five consecutive business day period immediately after any five consecutive trading day period (such five consecutive trading day period being referred to as the “measurement period”), in which the trading price (as defined in the offering memorandum) per $1,000 principal amount of the notes, as determined following a request by a holder of the notes in the manner described in the offering memorandum, for each trading day of the measurement period, was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on such trading day;

•	Upon the occurrence of specified corporate events (as described in the offering memorandum); or

•	If we have called the notes for redemption (as described in the offering memorandum).

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

Under accounting guidance, an entity must separately account for the liability and equity components of a convertible debt instrument that may be settled entirely or partially in cash upon conversion. The separate accounting must reflect the issuer's economic interest cost. The fair value of the equity component, net of pro-rata initial purchasers’ discounts, is included in the additional paid-in capital section of stockholders' equity in the Company's Consolidated Balance Sheets. The principal amount of the Convertible Senior Notes is reduced by unamortized original issue discount, which reflects the Convertible Senior Notes fair value. At issuance, the equity component of the Convertible Senior Notes was valued at $12.6 million before pro-rata initial purchasers' commissions of $0.3 million and related additional costs of $0.1 million. The Convertible Senior Notes were valued at $67.4 million consisting of $80.0 million of principal, net of $12.6 million allocated to equity, not including pro-rata initial purchasers' commissions of $1.8 million and additional related costs of $0.5 million. The original issue discount will be amortized over the life of the Convertible Senior Notes using the effective interest rate of 8.0%.

Relevant accounting guidance requires entities to disclose the dilutive effects of convertible instruments. As of December 31, 2014 and 2013, the Company’s common stock had not met the convertibility criteria noted in the offering memorandum. Therefore, the Convertible Senior Notes were not dilutive as of December 31, 2014 and 2013.

The balances of the liability and equity components as of December 31, 2014 and 2013, were as follows, with amounts in thousands:

	December 31,	December 31,
	2014	2013
Liability component - principal	$80,000	$80,000
Deferred bond discount	11,633	14,640
Liability component - net carrying value	$68,367	$65,360

Additional paid in capital	$12,572	$12,572
Discount attributable to equity	(425)	(425)
Equity component	$12,147	$12,147

Interest expense related to the Convertible Senior Notes, included in Interest expense on long-term borrowings in the Consolidated Statements of Operations and Comprehensive Income, was as follows, with amounts in thousands:

	For the Twelve Months Ended December 31,
	2014	2013
Interest expense - stated coupon rate	$3,300	$275
Interest expense - amortization of deferred bond discount and costs	2,593	213
Total interest expense - convertible note	$5,893	$488

9. SHARE BASED COMPENSATION

Share Based Payment

On November 22, 2010, the Company’s board of directors adopted the GAIN Capital Holdings, Inc. 2010 Omnibus Incentive Compensation Plan, (the “2010 Plan”), which became effective December 13, 2010. The 2010 Plan has available 8.1 million shares (2.5 million to be issued pursuant to future awards and grants under the 2010 Plan, 5.2 million shares that are subject to outstanding grants under a predecessor plan, and 0.4 million shares to be issued pursuant to the 2011 Employee Stock Purchase Plan) for awards to employees, nonemployee directors, consultants, and advisors in the form of incentive stock options ("ISO"), nonqualified stock options ("NQSO"), restricted stock awards ("RSA"), restricted stock units ("RSU"), stock appreciation rights and other stock-based awards. In addition, as of the first trading day of January during the term of the 2010 Plan, beginning with calendar year 2012, an additional positive number of shares of the Company’s stock shall be added to the number of shares of the Company stock authorized to be issued or transferred under the 2010 Plan equal to (1) three percent (3%) of the total number of shares of Company stock outstanding (on a fully diluted basis) as of the last trading day in December of the immediately preceding calendar year, or (2) such lesser number of shares as the Company’s board of directors may determine. On January 1, 2013, the Company authorized an additional 1.2 million shares to be issued or transferred under the 2010 Plan. On January 1, 2014, the Company authorized an additional 1.3 million shares to be issued or transferred under the 2010 Plan. On January 1, 2015, the Company authorized an additional 1.4 million shares to be issued or transferred under the 2010 Plan.

Under the 2010 Plan, the Compensation Committee of the Board of Directors (the "Compensation Committee") will determine the exercise price of the options granted and may grant options to purchase shares of the Company’s common stock in amounts as determined by the Compensation Committee. The Compensation Committee may grant options that are intended to qualify as ISOs under Section 422 of the Internal Revenue Code, or NQSOs which are not intended to so qualify. ISOs may only be granted to employees. Anyone eligible to participate in the 2010 Plan may receive a grant of NQSQs. The exercise price of a stock option granted under the 2010 Plan cannot be less than the fair market value of a share of the Company’s common stock on the date the option is granted. All options granted under the 2010 Plan expire seven years from the date of grant.

Stock Options

The following table summarizes the stock option activity under all plans from January 1, 2014 through December 31, 2014 (in thousands, except per share amounts):

	Options Outstanding
			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Life (Years)	Intrinsic Value
Outstanding January 1, 2014	2,623	$4.10	4.60
Granted	104	$9.95	6.18
Exercised	(720)	$2.90	1.95
Forfeited/Expired	(99)	$4.78	5.46
Outstanding December 31, 2014	1,908	$4.83	3.30	8,085
Vested and expected to vest options	1,824	$4.78	3.30	7,729
Exercisable, December 31, 2014	1,302	$4.29	4.11	6,160

Fair market value of common stock at exercise date	$6,299
Cost to exercise	2,066
Net value of Stock options exercised	$4,233

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2014:

	Options Outstanding			Options Exercisable
			Weighted
			Average
		Weighted	Remaining	Number of	Weighted
	Number	Average	Contractual	Options	Average
Exercise Price	Outstanding	Exercise Price	Life (Years)	Exercisable	Exercise Price
$1.99	108	$1.99	0.52	108	$1.99
$2.43	156	$2.43	1.00	156	$2.43
$2.87	6	$2.87	1.08	—	$2.87
$3.83	668	$3.83	2.57	668	$3.83
$4.4	344	$4.40	5.22	63	$4.4
$5.30	254	$5.30	4.17	111	$5.3
$8.02	269	$8.02	3.22	196	$8.02
$9.95	103	$9.95	6.18	—	$9.95
	1,908	$4.83	3.30	1,302	$4.29

The weighted-average remaining contractual life for the 1.9 million outstanding options as of December 31, 2014, is approximately 3.30 years. There were 1.3 million stock options exercisable as of December 31, 2014. The total intrinsic value of stock options exercised during 2014, 2013 and 2012 respectively were $4.2 million, $4.7 million and $3.3 million. During 2014, the Company had 0.4 million stock options vest. The Company received $2.1 million, $2.5 million, and $2.0 million from stock option exercises in 2014, 2013 and 2012, respectively.

In March 2014, the Company granted 0.1 million options to employees. In 2013, the Company granted 0.5 million options to employees. In 2012, 0.3 million options were granted to employees. The weighted average grant-date fair value of stock options granted in the years ended December 31, 2014, 2013 and 2012 was $3.79, $1.22 and $2.20, respectively.

The Compensation Committee approved stock option grants with a fair market value estimated under a Black-Scholes option pricing valuation model using the following assumptions:

	For the Twelve Months Ended December 31,
	2014	2013	2012
Valuation Assumptions
Risk-free rate	1.40%	0.80%	0.90%
Expected volatility	51.80%	48.80%	48.50%
Expected term (years)	4.8 years	4.8 years	4.8 years
Dividend yield	2.0%	4.9%	4.9%

The expected volatility was calculated on the basis of the volatility of the Company's common stock, as well as that of other public companies in similar industries or financial service companies. The average risk free rate is based upon the risk free rate of the U.S. Treasury bond rate with a maturity commensurate with the expected term. The options granted during 2014 were granted on March 5, 2014.

The Company recorded stock-based compensation expense related to options in accordance with accounting guidance of $0.7 million, $0.7 million and $0.8 million in 2014, 2013 and 2012, respectively. The stock-based compensation expense is recorded in Employee compensation and benefits on the Consolidated Statements of Operations and Comprehensive Income.

Restricted Stock Units and Restricted Stock Awards

The 2010 Plan provides for the issuance of RSUs that are convertible on a 1:1 basis into shares of the Company’s common stock. The Company maintains a restricted stock unit account for each grantee. RSU grants typically vest over four years, with 25% lapsing on each anniversary date of the grant. After the RSUs vest, the grantee shall receive payment in the form of cash, shares of the Company’s common stock, or a combination of the two, as determined by the Company. Payment shall be made upon the vesting date, upon a predetermined delivery date, upon a change in control of the Company, or upon the employee leaving the Company. The Company has historically settled these awards through the issuance of common stock to recipients and intends to continue to do so. The Company may also issue performance grants, which vest immediately, but under which delivery of the common stock is deferred until a later date. RSUs are assigned the value of the Company’s common stock at date of grant issuance, and the grant date fair value is amortized over a four year period. During 2014 and 2013, 0.5 million and 0.8 million RSUs, respectively, were granted to employees and members of the Board of Directors.

The 2010 Plan also provides for the issuance of restricted stock awards, or RSAs, which represent shares of the Company’s common stock subject to transfer and other restrictions. The Company maintains a restricted stock award account for each grantee. Restrictions typically lapse over four years, with 25% lapsing on each anniversary date of the grant. After the restrictions lapse, or upon a change in control of the Company, the grantee shall receive payment in the form of cash, shares of the Company’s common stock, or a combination of the two, as determined by the Company. The Company has historically settled these awards through the issuance of common stock to recipients and intends to continue to do so. The Company may also issue performance grants which have immediate vesting. There were no RSAs granted during 2014 or 2013.

The Company recorded $2.7 million, $2.2 million and $2.5 million in stock-based compensation expense related to RSUs and RSAs for the years ended December 31, 2014, 2013 and 2012, respectively.

A summary of the status of the Company’s nonvested shares of RSUs and RSAs as of December 31, 2014 and changes during the year ended December 31, 2014, is presented below (in thousands, except per share amounts):

		Weighted Average		Weighted Average
	Number	Grant Date	Number	Grant Date
Non-Vested Shares	of RSUs	Fair Value	of RSAs	Fair Value
Non-vested at January 1, 2014	1,029	$4.7	111	$7.28
Granted	465	9.78	—	—
Vested	(343)	5.01	(55)	7.28
Forfeited	(78)	6.21	(2)	6.48
Non-vested at December 31, 2014	1,073	$6.69	54	$7.31

As of December 31, 2014, there was $5.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2010 Plan. The cost is expected to be recognized over a weighted-average period of approximately three years . The fair market value on the grant date for RSUs and RSAs vested during the years ended December 31, 2014, 2013 and 2012 was $4.3 million, $1.7 million and $3.1 million, respectively. The total intrinsic value of the RSUs and RSAs that became unrestricted during the year ended December 31, 2014 was $4.3 million at the date they became unrestricted. RSUs and RSAs that were vested during the year ended December 31, 2014, 398 combined shares, had a value at grant date of $2.1 million. The Company granted RSUs during the year ended December 31, 2014 which had a value of $4.5 million at grant date. The fair market value of RSUs and RSAs at the date of grant during the year ended December 31, 2013 was $3.6 million.

Employee Stock Purchase Plan

The 2011 Employee Stock Purchase Plan ("ESPP") was adopted by the Company’s board of directors on November 22, 2010. The ESPP became effective on January 1, 2011. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the interim purchase date through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 500,000. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. For the year ended December 31, 2014, 98,606 shares were issued under the plan. For the year ended December 31, 2013, 75,187 shares were issued under the ESPP. The discount on the ESPP is recorded to Employee compensation and benefits on the Consolidated Statement of Operations and Comprehensive Income.

10. EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, vested restricted stock units which are to be delivered as soon as administratively practicable on or after December 31, 2014, unvested restricted stock units and unvested restricted stock awards. Approximately 0.1 million and 0.3 million stock options were excluded from the calculation of diluted earnings per share for the year ended December 31, 2014 and the year ended December 31, 2013, respectively, as they were anti-dilutive.

Diluted earnings per share excludes any shares of Company common stock potentially issuable under the Company's convertible notes, which are discussed in Note 8. Based upon an assumed trading price of $13 for each share of the Company's common stock, and if the relevant conditions under the indenture governing the convertible notes were satisfied, there would be an additional 0.5 million dilutive shares.
The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the years ended December 31,
	2014	2013	2012
Net income applicable to GAIN Capital Holdings, Inc.	$31,626	$31,311	$2,621
Adjustment(1)(2)	(978)	(154)	—
Net income available to GAIN common shareholders	30,648	31,157	2,621
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	40,561,644	36,551,246	34,940,800
Effect of dilutive securities:
Stock options	763,068	1,214,370	1,490,089
RSUs/RSAs	1,890,183	1,867,262	1,449,319
Diluted weighted average common shares outstanding	43,214,895	39,632,878	37,880,208
Earnings per common share
Basic	$0.76	$0.85	$0.08
Diluted	$0.71	$0.79	$0.07

(1)
During the year ending December 31, 2014, the Company concluded that the carrying value of the Company's redeemable non-controlling interests was less than its redemption value. The adjustment to increase carrying value reduces earnings available to the Company's shareholders.

(2)
During the year ending December 31, 2013, an adjustment to retained earnings was made, reflecting the amounts deemed uncollectible associated with previously issued preferred stock, which was converted to common stock immediately prior to the IPO.

11. LEGAL
From time to time the Company becomes involved in legal proceedings and in each case the Company assesses the likely liability and/or the amount of damages as appropriate. Where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the amount of any loss. In addition, even where loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss.
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
Litigation

On February 16, 2012, the Company received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority (now known as the Financial Conduct Authority). The investment firm, Cameron Farley Ltd, had opened a corporate account with the Company and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on the Company, the claimants requested, and the Company agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. The Company submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012, the Company received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. The Company subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to the Company's motion on June 2, 2013 and subsequently the Company filed a response to this answer on July 15, 2013. A hearing was held on the Company's application for strike out and/or summary judgment on September 18 and 19, 2013.  After the hearing, the judge asked the claimants to respond in writing to his additional questions from the hearing.  The claimants had until October 11, 2013 to provide answers and the Company was given until November 1, 2013 to respond.  On February 26, 2014, the judge denied the Company’s motion for strike out and/or summary judgment.  A case management conference was held by the Court on October 17, 2014. The parties are now in discovery. The Company can provide no assurances that this matter will be successfully resolved. This matter is currently pending. At this time, a potential loss or a potential range of loss cannot be reasonably estimated.

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

12. COMMITMENTS AND CONTINGENCIES

Leases & Purchase Obligations — The Company leases office space under non-cancelable operating lease agreements that expire on various dates through 2025. Such leases do not require any contingent rental payments or impose any financial restrictions. Certain of the Company's leases include renewal options and escalation clauses. In addition, the Company has certain non-cancelable purchase obligations for its operational needs. Future annual minimum lease payments for the Company's non-cancellable operating leases and purchase obligations are as follows (amounts in thousands):

Years Ended December 31:
2015	$8,164
2016	2,775
2017	1,799
2018	1,466
2019 and beyond	8,179
$22,383

Rent expense, which is recorded on a straight-line basis, was $5.1 million, $3.7 million, and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

13. INCOME TAXES
The following table presents the U.S. and non-U.S. components of income before income tax expense / (benefit) for the years ended December 31, 2014, 2013, and 2012 (amounts in thousands):

	For the Fiscal Year Ended
	December 31,
	2014	2013	2012
U.S.	$17,618	$17,375	$(10,795)
Non-U.S.	28,434	27,730	11,937
	$46,052	$45,105	$1,142

The provision for income tax expense / (benefit) consisted of (amounts in thousands):

	For the Fiscal Year Ended
	December 31,
	2014	2013	2012
Current
Federal	$5,016	$6,651	$(2,880)
State	(464)	170	34
UK	5,773	6,917	2,750
Japan	78	14	14
Other non-U.S.	54	3	3
	10,457	13,755	(79)
Deferred
Federal	2,305	(565)	(865)
State	23	328	(1)
Japan	158	121	126
Other non-U.S.	(134)	(235)	(30)
Change in valuation allowance	184	390	(630)
	2,536	39	(1,400)
Total income tax expense / (benefit)	$12,993	$13,794	$(1,479)

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Consolidated Balance Sheets. The net change in valuation allowance for the year ended December 31, 2014 was $0.2 million. Significant components of the Company’s deferred tax assets and liabilities were as follows (amounts in thousands):

	December 31,
	2014	2013
Deferred tax assets
Net foreign exchange operating losses	$1,982	$2,006
Stock-based compensation expense	1,469	6,334
Intangible assets	5,248	6,717
Other	2,414	942
Total deferred tax assets	11,113	15,999
Valuation allowance	(677)	(493)
Total deferred tax assets after valuation allowance	$10,436	$15,506

Deferred tax liabilities
Unrealized trading differences	$(3,575)	$(5,653)
Basis difference in property and equipment	(55)	(333)
State taxes	(88)	(26)
Other	(246)	(632)
Total deferred liabilities	(3,964)	(6,644)
Net deferred tax assets	$6,472	$8,862

The following table reconciles the provision to the U.S. federal statutory income tax rate:

	2014	2013	2012
Federal income tax at statutory rate	35.00%	35.00%	35.00%
Increase/(decrease) in taxes resulting from:
State income tax	(0.62)%	0.75%	2.47%
Foreign rate differential	(10.03)%	(6.45)%	(121.09)%
Meals & entertainment	0.10%	0.16%	5.65%
R&D credit	—%	—%	7.47%
Establishment/(release) of valuation allowance	0.40%	0.87%	(51.34)%
Uncertain tax positions	1.24%	(0.05)%	(9.04)%
Other permanent differences	2.00%	0.30%	1.46%
Effective Tax Rate	28.09%	30.58%	(129.42)%

The Company has $8.2 million in foreign net operating loss (“NOL”) carry forwards as of December 31, 2014. These NOLs begin to expire in 2019. The Company has a deferred tax asset of $2.0 million relating to these NOLs for which it has established a valuation allowance of $0.7 million.

At December 31, 2014, undistributed earnings of the Company's foreign subsidiaries indefinitely invested outside the United States amounted to approximately $78.3 million. No provision has been made for foreign taxes associated with the cumulative undistributed earnings of foreign subsidiaries, as these earnings are expected to be reinvested in working capital and other business needs. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to income taxes of approximately $11.0 million.

The Company has recorded a liability of $0.6 million related to uncertain tax positions at December 31, 2014 in accordance with ASC 740-10, Income Taxes.

The following table summarizes the activity to the gross unrecognized tax benefits from uncertain tax positions (amounts in thousands):

	As of December 31,
	2014	2013	2012
Beginning balance as of January 1	$57	$78	$189
Increases based on tax positions related to the current period	570	—	3
Increases based on tax positions related to prior periods		—
Decreases based on tax positions related to prior periods		(21)	(20)
Decreases related to a lapse of applicable statute of limitations		—	(94)
Ending balance as of December 31	$627	$57	$78

The Company’s open tax years range from 2011 through 2013 for its U.S. federal returns, from 2010 through 2013 for the U.K., from March 2013 through March 2014 for Japan and from 2010 through 2013 for its major state jurisdictions.

Included in the total unrecognized tax benefits at December 31, 2014, 2013, and 2012 is $0.6 million, $0.1 million, and $0.1 million, respectively, that if recognized would favorably affect the effective tax rate. No unrecognized tax benefits were recorded at December 31, 2014. It is reasonably possible that the amount of liability for unrecognized tax benefits could change during the next 12 months. An estimate of the range of the possible change cannot be made until issues are further developed or examinations closed.

14. RETIREMENT PLANS

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

The expense recorded to employee compensation and benefits on the Consolidated Statements of Operations and Comprehensive Income by the Company for its employees’ participation in the respective plans during the years ended December 31, 2014, 2013 and 2012 was $1.3 million, $0.9 million, and $0.5 million, respectively.

15. REGULATORY REQUIREMENTS
Group, LLC, the Company’s FCM and RFED subsidiary, is subject to the CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these regulations, Gain Capital Group, LLC is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin or $20.0 million plus 5.0% of all liabilities owed to retail customers exceeding $10.0 million. At December 31, 2014, Group LLC maintained $17.3 million more than the required minimum regulatory capital for a total of 1.7 times the required capital and at all times maintained compliance with all applicable regulations.
GCSI is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended. GCSI is a member of the Financial Industry Regulatory Authority (“FINRA”), Municipal Securities Rulemaking Board (“MSRB”), and Securities Investor Protection Corporation (“SIPC”). Pursuant to the SEC’s Uniform Net Capital Rule 15c3-1, GCSI is required to maintain a minimum net capital balance (as defined) of $0.05 million. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. At December 31, 2014, GCSI maintained $0.3 million more than the minimum required regulatory capital for a total of 4.0 times the required capital and at all times maintained compliance with all applicable regulations.

GAIN Capital Forex.com U.K. Ltd. (“GCUK”) is registered in the U.K. and regulated by the FCA as a full scope €730k BIPRU Investment Firm. GCUK is required to maintain the greater of $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. The regulatory capital held is required to be in excess of 110% of its requirements at all times. At December 31, 2014, GCUK maintained $4.5 million more than the minimum required regulatory capital for a total of 1.1 times the required capital and at all times maintained compliance with all applicable regulations.

Forex.com Japan Co., Ltd. (“GC Japan”) is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency ("FSA") in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 120%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GC Japan’s market, counterparty credit risk and operational risk. At December 31, 2014, GC Japan maintained $6.2 million more than the minimum required regulatory capital for a total of 3.7 times the required capital and at all times maintained compliance with all applicable regulations.

GAIN Capital Forex.com Australia, Pty. Ltd. ("GCAU") is regulated under the laws of Australia, including the Corporations
Act 2001 (Commonwealth of Australia). The Australian Securities and Investments Commission ("ASIC) is the corporate, markets and financial services regulator in Australia responsible for administering aspects of the Corporations Act 2001. GCAU holds an Australian Financial Services License that has been issued by ASIC. GCAU is required to maintain a minimum capital requirement of $0.8 million (1.0 million AUD). At December 31, 2014, GCAU maintained $1.9 million more than the minimum required regulatory capital for a total of 3.4 times the required capital and at all times maintained compliance with all applicable regulations.

Effective January 31, 2014, ASIC increased the Net Tangible Assets (NTA) requirement, as part of RG166: Licensing: Financial Requirements, for OTC derivative issuers.  ASIC requires retail OTC derivative issuers to have at all times the greater of AUD$ 1,000,000 or 10% of average revenue on hand at all times.  RG166 outlines that, at the minimum, 50% of the NTA requirement is required to be held in cash or cash equivalents and 50% in liquid assets.  OTC derivative issuers must report to ASIC if their NTA falls below 110% of the requirement within 3 business days after becoming aware of the event.

GCHK is licensed by the Securities and Futures Commission (“SFC”) to carry out Type 3 Regulated Activity, Leveraged Foreign Exchange Trading. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of the higher of $1.9 million or the sum of 1.5% of its aggregate gross foreign currency position and 5% of its adjusted liabilities and clients’ margin calculated in accordance with applicable rules. At December 31, 2014, GCHK maintained $1.9 million more than the minimum required regulatory capital for a total of 2.0 times the required capital and at all times maintained compliance with all applicable regulations.

GAIN Global Markets, Inc. (“GGMI”), the Company’s Cayman Island subsidiary, is a registered securities arranger with the Cayman Islands Monetary Authority (“CIMA”). GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or $100,000. At December 31, 2014, GGMI maintained $0.1 million more than the minimum required regulatory capital for a total of 2.0 times the required capital and at all times maintained compliance with all applicable regulations.

GAIN Capital - Forex.com Canada, Ltd. ("GCCA") is a Dealer Member of the Investment Industry Regulatory Organization of Canada ("IIROC) and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory, but generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission, or OSC. GCCA is required to maintain risk-adjusted capital in excess of the minimum capital requirement. At December 31, 2014, GCC maintained $1.4 million more than the minimum required regulatory capital for a total of 8.0 times the required capital and at all times maintained compliance with all applicable regulations.

GFT Global Markets Asia Pte Limited, or GFT SG, is a sole proprietorship foreign exchange trading firm registered with the Monetary Authority of Singapore, or MAS, and operates as an approved holder of Capital Markets Services License.    GFT SG is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap.289) and a Commodity Brokers License granted under the Commodity Trading Act by the International Enterprise of Singapore. Under these rules, GFT SG is required to maintain a minimum liquid capital requirement of $1.5 million (2.0 million SGD). At December 31, 2014, GFT SG maintained $1.8 million more than the required minimum regulatory capital for a total of 2.2 times the required capital and at all times maintained compliance with all applicable regulations.

Galvan is registered in the U.K. and regulated by the FCA as a BIPRU Limited Licence Firm. Galvan is required to maintain a base financial resources requirement of $0.1 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or fixed overhead requirement. At December 31, 2014, Galvan maintained $1.1 million more than the minimum required regulatory capital for a total of 3.2 times the required capital and at all times maintained compliance with all applicable regulations.

GAA is a registered Introducing Broker and is subject to the CFTC Net Capital Rule (Rule 1.17). Under applicable provisions of these rules, GAA is required to maintain adjusted net capital of $0.1 million. At December 31, 2014, GAA maintained $0.7 million more than the minimum required regulatory capital for a total of 8.0 times the required capital and at all times maintained compliance with all applicable regulations.

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of December 31, 2014 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	24.7	42.0	17.3	170%
GAIN Capital Securities, Inc.	0.1	0.4	0.3	400%
GAIN Global Markets, Inc.	0.1	0.2	0.1	200%
GAIN Capital Forex.com Australia, Pty. Ltd.	0.8	2.7	1.9	338%
GAIN Capital-Forex.com U.K., Ltd.	44.1	48.6	4.5	110%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.8	1.9	200%
GAIN Capital-Forex.com Canada Ltd.	0.2	1.6	1.4	800%
Forex.com Japan Co., Ltd.	2.3	8.5	6.2	370%
GFT Global Markets Asia Pte., Ltd.	1.5	3.3	1.8	220%
Galvan Research and Trading, Ltd.	0.5	1.6	1.1	320%
Global Assets Advisors, LLC	0.1	0.8	0.7	800%
Total	76.3	113.5	37.2	149%

16. SEGMENT INFORMATION

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
For the twelve months ended December 31, 2014 and the twelve months ended December 31, 2013, no single retail or institutional customer accounted for more than 4% of the Company’s total net revenue.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for 2014 and 2013 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the Year Ended December 31, 2014
Total non-interest revenue	$81,087	$69,504	$103,388	$114,725
Net revenue	$81,369	$69,763	$103,650	$114,751
Income/(loss) before income tax expense	$5,139	$(7,013)	$21,470	$26,456
Net income/(loss)	$3,863	$(4,992)	$16,130	$18,058
Net income attributable to non-controlling interest	$38	$164	$785	$446
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$3,825	$(5,156)	$15,345	$17,612
Basic net income/(loss)per share	$0.10	$(0.13)	$0.35	$0.44
Diluted net income/(loss) per share	$0.09	$(0.13)	$0.33	$0.42

For the Year Ended December 31, 2013
Total non-interest revenue	$49,754	$72,833	$60,571	$83,801
Net revenue	$49,765	$73,088	$60,757	$84,014
Net income before income tax expense	$5,140	$24,433	$8,643	$6,889
Net income applicable to GAIN Capital Holdings, Inc.	$4,279	$17,164	$5,600	$4,268
Basic net income per share	$0.12	$0.48	$0.16	$0.11
Diluted net income per share	$0.11	$0.44	$0.14	$0.10

18. SUBSEQUENT EVENTS

In February 2015, the Company announced the payment of a $0.05 dividend per share of Common Stock payable on March 23, 2015 to stockholders of record on March 13, 2015.

On October 31, 2014, the Company entered into a Share Purchase Agreement with City Index Group Limited, INCAP Gaming B.V., and IPGL Limited in which the Company agreed to purchase the entire issued and outstanding share capital of City Index (Holdings) Limited ("City Index"), a global online trading firm specializing in CFDs, forex and spread betting. The purchase price consists of (i) $20,000,000 in cash, including $1,000,000 in cash to be held in escrow; (ii) 5,319,149 shares of the Company's common stock, including 4,787,234 shares to be held in escrow; and (iii) 4.125% unsecured convertible senior notes with an aggregate principal amount of $60,000,000, including convertible notes with an aggregate principal amount of $54,000,000 to be held in escrow. The closing of the acquisition was approved by the Company's stockholders at a special meeting held on March 12, 2015.

GAIN CAPITAL HOLDINGS, INC.
(Parent Company Only)
Consolidated Balance Sheet
(in thousands, except share data)

	As of December 31,
	2014	2013
ASSETS:
Cash and cash equivalents	$1,235	$42,352
Short term investment	92	—
Equity investments in subsidiaries	381,240	280,506
Receivables from affiliates	18,533	—
Prepaid Assets	2	127
Current tax receivable	5,084	3,493
Deferred tax assets	—	1,448
Other assets	15,611	10,048
Total assets	$421,797	$337,974
LIABILITIES AND SHAREHOLDERS EQUITY:
Liabilities
Accrued expenses and other liabilities	25,435	23,673
Accrued compensation and benefits	51	72
Payable to affiliates	61,990	14,468
Convertible senior note	68,367	65,360
Deferred tax liabilities	1,060	—
Total liabilities	156,903	103,573
Commitments and contingent liabilities
Shareholders' Equity
Common stock ($0.00001 par value; 60 million shares authorized; 45,582,066 shares issued and 42,934,559 shares outstanding as of December 31, 2014; 41,921,609 shares issued and 39,425,434 shares outstanding as of December 31, 2013)	—	—
Accumulated other comprehensive income	(2,054)	2,576
Additional paid-in capital	152,684	138,691
Treasury stock, at cost (2,647,507 shares at December 31, 2014 and 2,496,175 at December 31, 2013, respectively)	(16,720)	(15,469)
Retained earnings	130,984	108,603
Total GAIN Capital Holdings, Inc. shareholders' equity	264,894	234,401
Total liabilities and shareholders' equity	$421,797	$337,974

GAIN CAPITAL HOLDINGS, INC.
(Parent Company Only)
Consolidated Statements of Operations and Comprehensive Income
(in thousands)

	For the Fiscal Year Ended
	December 31,
	2014	2013	2012
REVENUES:
Dividend income from subsidiaries	$—	$37,099	$3,000
Revenues, interest and other	90	181	—
Total	90	37,280	3,000
EXPENSES:
Interest expense	64	1,199	—
Employee compensation and benefits	11,578	187	3,094
General and administrative	8,208	6,075	2,913
Total	19,850	7,461	6,007
Interest on long term borrowings	5,893	—	—
Gain on extinguishment of debt	—	2,000	—
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	(25,653)	31,819	(3,007)
Income tax expense / (benefit)	(8,784)	6,736	(3,682)
NET INCOME/(LOSS) BEFORE UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(16,869)	25,083	675
Undistributed earnings of subsidiaries	48,495	6,228	1,946
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	31,626	31,311	2,621
Other comprehensive income, net of tax
Foreign currency translation adjustment	(4,630)	1,327	933
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS INC.	$26,996	$32,638	$3,554

GAIN CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
(Parent Company Only)
Consolidated Statements of Cash Flows
(in thousands)

	For the Fiscal Year Ended
	December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,626	$31,311	$2,621
Adjustments to reconcile net income to cash provided by operating activities
Equity in income of subsidiaries	(48,495)	6,228	1,946
Gain on extinguishment of debt	—	(2,000)	—
(Gain)/Loss on foreign currency exchange rates	—	(274)	217
Deferred taxes	2,508	(1,448)	145
Amortization of deferred finance costs	354	30	—
Stock compensation expense	3,452	2,896	3,325
Convertible note discount amortization	2,150	175	—
Changes in operating assets and liabilities:
Receivables from affiliates	(18,533)	17,681	12,828
Prepaid assets	127	(127)	—
Other assets	(5,188)	(5,354)	(657)
Current tax receivable	(1,591)	2,055	1,213
Accrued compensation and benefits	(21)	—	—
Accrued expenses and other liabilities	1,762	(3,486)	1,934
Payable to affiliates	47,522	—	—
Cash provided by operating activities	15,673	47,687	23,572
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment and funding of subsidiaries	(46,726)	(42,764)	(9,444)
Purchase of short term investments	(92)	—	—
Cash used for investing activities	(46,818)	(42,764)	(9,444)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note issuance, net	—	77,900	—
Repayment of senior loan	—	(31,200)	—
Payment on notes payable	—	—	(7,875)
Proceeds from exercise of stock options	2,087	2,539	1,969
Proceeds from ESPP Purchase	740	302	216
Repurchase of common shares	(1,251)	(7,189)	(3,263)
Tax benefit from employee stock option exercises	1,221	1,026	(28)
Dividends paid	(8,139)	(7,326)	(6,972)
Cash (used for)/provided by financing activities	(5,342)	36,052	(15,953)
Effect of exchange rate changes on cash and cash equivalents	(4,630)	1,328	854
(DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(41,117)	42,303	(971)
CASH AND CASH EQUIVALENTS — Beginning of year	42,352	49	1,020
CASH AND CASH EQUIVALENTS — End of year	$1,235	$42,352	$49
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:

Interest (paid)	$(3,373)	$(556)	$(153)
Taxes (paid)/refunds received, net	$(3,711)	$(5,562)	$4,303
Non-cash financing activities related to acquisitions:
Senior loan	—	33,200	—
Common stock issued as consideration for asset and business acquisitions	6,493	34,771	—
Adjustment to redemption value of non-controlling interests	978	—	—

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

2.    Transactions with Subsidiaries

The Parent Company has transactions with its subsidiaries determined on an agreed upon basis. There were no cash dividends from its subsidiaries totaled for the year ended December 31, 2014. Cash dividends from subsidiaries were $37.1 million and $3.0 million for the years ended December 31, 2013 and 2012, respectively.

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

The Parent Company classifies interest expense and potential penalties related to unrecognized tax benefits as a component of income tax expense.

The following table reconciles the provision to the U.S. federal statutory income tax rate:

2014
Federal income tax at statutory rate	35.00%
Increase/(decrease) in taxes resulting from:
State income tax	5.35%
Impact of pass through of earnings of subsidiaries	(15.0)%
Other permanent differences	8.85%
Effective Tax Rate	34.2%

4.    Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 11 to the Company’s consolidated financial statements.