Form 10-K/A
period 2014-12-31
GAIN Capital Holdings, Inc.
filed 2015-04-30
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

None.

GAIN Capital Holdings, Inc.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of GAIN Capital Holdings, Inc. (“GAIN,” the “Company,” “we” or “us”) for the fiscal year ended December 31, 2014 as filed with the Securities & Exchange Commission (“SEC”) on March 16, 2015 (the “2014 Annual Report”), is being filed to amend the 2014 Annual Report to include the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K.

We previously omitted Part III from the 2014 Annual Report in reliance on General Instruction G(3) to Form 10-K that allows such information to be incorporated by reference into the Annual Report on Form 10-K from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year end, or April 30, 2015. We no longer expect to file a definitive proxy statement containing this Part III information prior to April 30, 2015. Additionally, Part IV of the 2014 Annual Report is being amended to include as exhibits certain new certifications required under Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

This Amendment No. 1 does not affect any other portion of the 2014 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any events occurring after March 16, 2015, the filing date of the 2014 Annual Report, or modify or update those disclosures to reflect any subsequent events, including, without limitation, the consummation of our previously announced acquisition of the outstanding capital stock of City Index (Holdings) Limited on April 1, 2015.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

BOARD OF DIRECTORS

Our Board of Directors is divided into three classes, with each class serving a consecutive three-year term. Set forth in the table below is certain information about each members of our Board of Directors, including each director’s age and length of service as a director of the Company, business experience for at least the past five years and the names of other publicly held companies on whose boards the director serves or has served in the past five years. There are no family relationships among any of our directors and executive officers.
Class I Directors

Name, Present Position with GAIN	Age	Director Since	Principal Occupation and Business Experience
Peter Quick Chairman of the Board of Directors Member of Audit Committee Member of Compensation Committee Chairman of Nominating and Corporate Governance Committee	59	2006
Since May 2005, Mr. Quick has acted as a private investor managing a diversified portfolio of public and private investments. He is currently a partner of Burke & Quick Partners, LLC, a holding company for a registered broker dealer, Burke & Quick, LLC. Mr. Quick also serves as the mayor of the Village of Mill Neck, NY. From July 2000 to May 2005, Mr. Quick served as the President and member of the Board of Governors of the American Stock Exchange, or AMEX. Prior to joining the AMEX, Mr. Quick served from January 1983 to March 2000 as President and Chief Executive Officer of Quick & Reilly, Inc., a leading national discount brokerage firm, which was acquired by Fleet Bank. Mr. Quick currently serves as a member of the Board of Directors of Medicure, Inc., a publicly held pharmaceutical company focused on cardiovascular and cerebral vascular therapeutics, and the Board of Trustees of the School of Engineering and Applied Science at the University of Virginia. Mr. Quick received a BS in Civil Engineering from the University of Virginia. Mr. Quick also served for four years as an officer in the U.S. Navy.

Name, Present Position with GAIN	Age	Director Since	Principal Occupation and Business Experience
Glenn H. Stevens President and Chief Executive Officer Member of Risk Committee	52	2007
Since June 2007, Mr. Stevens has served as our President and Chief Executive Officer and a member of our Board of Directors. From February 2000 to May 2007, Mr. Stevens served as head of our global trading operations. From June 1997 to January 2000, Mr. Stevens served as Managing Director, head of North American sales and trading, at National Westminster Bank Plc (which was acquired by the Royal Bank of Scotland Group in 2000). From June 1990 to June 1997, Mr. Stevens served as Managing Director and Chief Forex Dealer at Merrill Lynch & Co., Inc. Mr. Stevens is registered with the CFTC and NFA as a principal and associated person. Mr. Stevens received a BS in Finance from Bucknell University and an MBA in Finance from Columbia University.

Name	Age	Director Since	Principal Occupation and Business Experience
Thomas Bevilacqua	58	2011
Since 2007, Mr. Bevilacqua has served as a Managing Director with VantagePoint Capital Partners. Prior to joining VantagePoint, Mr. Bevilacqua served from 1998 to 2003, as Executive Vice President of E*TRADE Financial in charge of Corporate Development and Strategy. While at E*TRADE, Mr. Bevilacqua founded ArrowPathVentures, an early stage venture capital fund that was later spun out. Mr. Bevilacqua served as the Managing Partner of ArrowPath from 2000 through 2007. Mr. Bevilacqua currently serves as a member of the Board of Directors of WageWorks, Inc., Edo Interactive Inc., InnoPath Software, Inc., Livescribe, Inc., Brightsource Energy and Innotas, Inc. Mr. Bevilacqua received a BS in Business Administration from the University of California at Berkeley and a JD from the University of California in San Francisco (Hastings College).

Class II Director

Name, Present Position with GAIN	Age	Director Since	Principal Occupation and Business Experience
Christopher S. Sugden Member of Audit Committee Chairman of Compensation Committee Member of Nominating and Corporate Governance Committee	45	2006
Since 2009, Mr. Sugden has served as Managing Partner and Chairman of the Investment Committee of Edison Ventures’ growth capital fund. From April 2002 to May 2007, Mr. Sugden held various positions with Edison Ventures, including Partner and Principal. From January 1999 to December 2001, Mr. Sugden served as Executive Vice President and Chief Financial Officer of Princeton eCom, a privately held financial services software company. Mr. Sugden currently serves as a member of the Board of Directors of Billtrust, Inc., Business Financial Services, Inc., Compliance Science, Inc., Folio Dynamix, Inc., PHX, Inc., Operative Media, Inc., Options City, Inc., Trader Tools, Inc. and SciVantage, Inc. A certified public accountant, Mr. Sugden received a BA in Accounting, with Honors, from Michigan State University.

Class III Directors

Name, Present Position with GAIN	Age	Director Since	Principal Occupation and Business Experience
Joseph Schenk Chairman of Audit Committee Member of Compensation Committee Member of Risk Committee Member of Nominating and Corporate Governance Committee	56	2008
Since October 2012, Mr. Schenk has worked with The Carlyle Group as a Senior Advisor. Prior to that, Mr. Schenk served as Chief Executive Officer of First NY Securities, LLC, a principal trading firm, beginning in June 2009. From June 2008 to March 2009, Mr. Schenk served as Chief Executive Officer of Pali Capital, Inc., a financial services firm. From January 2000 until December 2007, Mr. Schenk served as Chief Financial Officer and Executive Vice President of Jefferies Group, Inc. ("Jefferies"), a full-service investment bank and institutional securities firm. Mr. Schenk also served as Senior Vice President, Corporate Services, of Jefferies from September 1997 through December 1999. From January 1996 through September 1997, Mr. Schenk served as Chief Financial Officer and Treasurer of Tel-Save Holdings, Inc. (now Talk America Holdings, Inc.). From September 1993 to January 1996, Mr. Schenk served as Vice President, Capital Markets Group, with Jefferies. Mr. Schenk received a BS in Accounting from the University of Detroit.

Name, Present Position with GAIN	Age	Director Since	Principal Occupation and Business Experience
Christopher W. Calhoun Chairman of Risk Committee	43	2010
From April 2009 to October 2010, Mr. Calhoun served as our part-time Senior Advisor, and our Corporate Secretary from June 2007 to October 2010. From June 2008 to April 2009, Mr. Calhoun served as our Managing Director. From December 2005 to July 2008, Mr. Calhoun served as our Chief Operating Officer. From November 2000 to December 2005, Mr. Calhoun served in various positions with us, including Vice President of Operations and Vice President of Business Technology. From March 1992 to March 2000, Mr. Calhoun served in a number of executive level roles, including Chief Operating Officer of FNX Limited, an international provider of trading and risk-management systems. Mr. Calhoun currently serves as the Executive Director of Longview Project, Inc. and as a member of the Board Of Directors of SciVantage, Inc. Mr. Calhoun received a BS in Finance and an MBA from La Salle University.

Director Experience, Qualifications, Attributes and Skills

We believe that the backgrounds and qualifications of our directors, considered as a group, provide a broad mix of experience, knowledge and abilities that allow the Board of Directors to fulfill its responsibilities. Our Board of Directors is composed of a diverse group of leaders in their respective fields. Many of the current directors have leadership experience at major domestic companies, as well as experience serving on other companies’ boards of directors, which provides an understanding of different business processes, challenges and strategies facing boards of directors and other companies. Each member of our Board of Directors possesses certain attributes, skills and experiences that we, and the Board of Directors, believe uniquely qualify each director to serve on our Board of Directors. The following highlights the specific experience, qualification, attributes and skills of our individual directors that have led our Nominating and Corporate Governance Committee to conclude that these individuals should serve on our Board of Directors:

Mr. Quick, the former President of the American Stock Exchange and President and Chief Executive Officer of Quick & Reilly, Inc., has significant operational and corporate governance experience. Mr. Quick is Chairman of the Board of Directors.

Mr. Stevens, our current President and Chief Executive Officer, has more than 25 years of experience in the forex industry.

Mr. Bevilacqua, a representative of VantagePoint Capital Partners, one of our largest stockholders, has extensive expertise in the on-line brokerage and private equity industries.

Mr. Sugden, a representative of Edison Venture Fund, has extensive investment experience as a venture capitalist and financial expertise as a former Chief Financial Officer.

Mr. Schenk, the former Chief Financial Officer of Jefferies, has both financial expertise and financial markets experience.

Mr. Calhoun, our former Managing Director and Chief Operating Officer, has both operational and forex industry experience.

EXECUTIVE OFFICERS
The following table identifies our executive officers during the year ended December 31, 2014:

Name	Age	Position
Glenn H. Stevens	52	Chief Executive Officer, President and Director
Jason E. Emerson	42	Chief Financial Officer
Diego A. Rotsztain	45	General Counsel, Head of Corporate Development and Secretary
Jeffrey A. Scott	51	Chief Operating Officer
Samantha Roady	45	Chief Commercial Officer

Glenn H. Stevens has served as our President and Chief Executive Officer since June 2007 and as a member of our Board of Directors since June 2007. From February 2000 to May 2007, Mr. Stevens served as head of our trading operations. From June 1997 to January 2000, Mr. Stevens served as Managing Director, head of North American sales and trading, at National Westminster Bank Plc (which was acquired by the Royal Bank of Scotland Group in 2000). From June 1990 to June 1997, Mr. Stevens served as Managing Director and Chief Forex Dealer at Merrill Lynch & Co., Inc. Mr. Stevens is registered with the CFTC and NFA as a principal and associated person. Mr. Stevens received a BS in Finance from Bucknell University and an MBA in Finance from Columbia University.
Jason E. Emerson has served as our Chief Financial Officer since September 2013. Prior to joining us in September 2013, Mr. Emerson served as Managing Director and Business Manager of KCG Holding’s Global Execution Services division, a position he held since 2005. In that role, Mr. Emerson was responsible for all financial and operational aspects of the Global Execution Services division’s business. Previously, he served as KCG’s Director of Financial Operations. Prior to KCG, Mr. Emerson held financial and operational positions at Instinet, Merrill Lynch and PricewaterhouseCoopers. Mr. Emerson received a BS in Applied Economics and Management from Cornell University.
Diego A. Rotsztain has served as our Executive Vice President, General Counsel and Secretary since January 2011. Mr. Rotsztain has also served as Head of Corporate Development since 2012. From January 2010 to January 2011, Mr. Rotsztain was a Corporate and Securities Partner at Mayer Brown LLP where he specialized in securities and merger and acquisition transactions and representing public and private companies on their SEC reporting obligations, corporate governance matters and other day-to-day activities. Mr. Rotsztain was an Associate in the capital markets group of Davis Polk & Wardwell LLP from November 1998 to December 2009 where he had similar responsibilities. From September 1997 to September 1998, Mr. Rotsztain served as a Law Clerk for the Honorable Judge David G. Trager in the U.S. District Court in the Eastern District of New York. Mr. Rotsztain received his law degree from Columbia University School of Law and a BA in Economics from Tufts University.
Jeffrey A. Scott has served as our Chief Operating Officer since September 2013. Prior to that, Mr. Scott was our Chief Commercial Officer from February 2011 to September 2013. From August 2010 through February 2011, Mr. Scott was the President of Toluna USA. From October 2008 to April 2010, Mr. Scott served as a Managing Director at LexisNexis. From March 2005 through October 2008, Mr. Scott served in various capacities at SourceMedia, Inc., including Chief Technology Officer; President, Accuity, Inc., and most recently, President, Banking Group. From March 1996 to March 2005, Mr. Scott held various positions at Thomson Financial, including Chief Technology Officer and Chief Product Officer. From August 1994 to March 1996, Mr. Scott served at Thomson Technology Consulting. From August 1993 to August 1994, Mr. Scott served as Software Development Manager for Science Applications International Corporation. Mr. Scott began his career at Arinc Research serving as Software Development Manager. In his prior positions, Mr. Scott specialized in product strategy and technology and media businesses with an emphasis on client-centric business transformations and the application of social media to online businesses. Mr. Scott received a BS in Computer Science from the University of Dayton and an MBA from the University of Maryland.
Samantha Roady has served as our Chief Commercial Officer since September 2013. From August 2006 until September 2013, she was our Chief Marketing Officer. Prior to that, from September 1999 until August 2006, she was our Senior Vice President, Marketing. From November 1994 to September 1999, Ms. Roady served as Director of marketing for FNX Limited, a privately-held provider of trading and risk-management solutions to the international financial community. Ms. Roady is registered with the CFTC and NFA as a principal. Ms. Roady received a BA in International Affairs from James Madison University.

CORPORATE GOVERNANCE
General
We believe that good corporate governance is important to ensure that we are managed for the long-term benefit of our stockholders. Our Board of Directors has adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics and charters for our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Risk Committee. You can access these documents in the "Investor Relations" section of our website (ir.gaincapital.com) under the "Governance" tab or by writing to our Secretary at our offices at Bedminster One, 135 U.S. Highway 202/206, Bedminster, New Jersey 07921.
Meetings
Under our Corporate Governance Guidelines, directors are responsible for attending the meetings of the Board of Directors, meetings of committees on which they serve and the annual meeting of stockholders, and devoting the time needed, and meeting as frequently as necessary, to discharge their responsibilities properly. Our Board of Directors held nine meetings of the Board during the year ended December 31, 2014. During the year, no incumbent director attended fewer than 75% of the aggregate of all meetings of the Board of Directors held during the period in which he or she served as a director and the total number of meetings held by any committee on which he or she served during the period. Mr. Quick and Mr. Stevens attended the Company’s 2014 Annual Meeting of Stockholders.
Board Leadership Structure and Role in Risk Oversight
The Board of Directors evaluates its leadership structure and role in risk oversight on an ongoing basis. Since December 2010, our leadership structure has separated the Chairman of the Board of Directors and Chief Executive Officer roles into two positions. Currently, Peter Quick is the Chairman of the Board of Directors and Glenn H. Stevens is the President and Chief Executive Officer. The Board of Directors determines what leadership structure it deems appropriate based on factors such as the experience of the applicable individuals, the current business environment of the Company or other relevant factors. After considering these factors, the Board of Directors determined that continuing to separate the positions of Chairman of the Board of Directors and Chief Executive Officer is the appropriate leadership structure at this time. The Board of Directors believes that its independence and its ability to provide oversight of our management and risks are best served through the combination of the independent Chairman, the composition of the Board of Directors and its committee system. If in the future the Board of Directors determines that it would be in the Company’s interest to have a non-independent Chairman, it will appoint an independent Lead Director.
Our Board of Directors has an active role, as a whole and at the committee level, in overseeing management of our business and risks. Our Board of Directors regularly reviews information regarding our financial results, liquidity and operations, as well as risks associated with each. Our Compensation Committee is responsible for overseeing and managing our compensation plans and arrangements. The Audit Committee oversees, reviews and manages our financial risks. The Nominating and Corporate Governance Committee monitors and manages the independence of our Board of Directors and potential conflicts of interest among members of the Board of Directors. The Risk Committee oversees our risk-management practices. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports and management presentations to the full Board of Directors about such risks.
Election Arrangements

On December 10, 2014, we entered into a letter agreement with VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P., VantagePoint Venture Partners IV Principals Fund, L.P. and VP New York Venture Partners, L.P. (collectively, the "VPVP Funds"), pursuant to which we agreed to extend certain rights previously granted to the VPVP Funds to designate a nominee (the "VPVP Designee") to serve on our Board of Directors. These rights had expired on their terms immediately prior to our 2014 Annual Meeting of Stockholders on June 25, 2014. Pursuant to the letter agreement, in the event that Thomas Bevilacqua, the current VPVP Designee, shall cease to serve on the Board for any reason, the vacancy resulting thereby shall be filled promptly by appointment to the Board of a VPVP Designee designated by the VPVP Funds. The agreement also provides that if the VPVP Designee resigns due to his failure to receive sufficient votes to be elected, the Board shall fill the vacancy with a different individual designated by the VPVP Funds, and that if the VPVP Designee is not elected following an election contest, the Board will expand the size of the Board and appoint a different individual designated by the

VPVP Funds to fill the newly created vacancy. The individual designated as the VPVP Designee must, in each case, meet applicable director independence requirements applicable to all directors of the primary exchange on which our common stock is listed for trading, currently the New York Stock Exchange ("NYSE"), as well as the criteria for director nominees generally as adopted by our Nominating and Corporate Governance Committee from time to time. Our obligations under the letter agreement will terminate on the earliest to occur of (i) such time when the VPVP Funds are the beneficial owners, in the aggregate, of less than five percent (5%) of our outstanding capital stock, (ii) immediately after our 2017 Annual Meeting of Stockholders and (iii) such time as the VPVP Funds notify us that they no longer require a VPVP Designee to serve on the Board of Directors.

Board Committees
Our Board of Directors has established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Risk Committee. Our Board of Directors and its committees set schedules to meet throughout the year and can also hold special meetings and act by written consent under certain circumstances. The independent members of our Board of Directors also regularly hold separate executive session meetings at which only independent directors are present. The Chairman of the Board of Directors presides over the executive session meetings. In the event that the Chairman of the Board of Directors was not independent, the Lead Director would preside over the executive session meeting, or, in the event that the Lead Director was absent from the executive session meeting, the non-management members of the Board would designate a different director to preside over the executive session meeting. Our Board of Directors has delegated various responsibilities and authority to its committees as generally described below. The committees regularly report on their activities and actions to the full Board of Directors. Except for our Risk Committee, which includes Mr. Stevens, each member of each committee of our Board of Directors qualifies as an independent director in accordance with the applicable NYSE standards and SEC rules and regulations. Each committee of our Board of Directors has adopted a written charter approved by our Board of Directors, each of which is posted in the "Investor Relations" section of our website (ir.gaincapital.com) under the "Governance" tab.

Audit Committee
The Audit Committee of our Board of Directors oversees our accounting practices, system of internal controls, audit processes and financial reporting processes. Among other things, our Audit Committee is responsible for reviewing our disclosure controls and processes and the adequacy and effectiveness of our internal controls. It also discusses the scope and results of the audit with our independent registered public accounting firm, reviews with our management and our independent registered public accounting firm our interim and year-end results of operations and, as appropriate, initiates inquiries into aspects of our financial affairs. In addition, our Audit Committee has sole and direct responsibility for the appointment, retention, compensation and oversight of the work of our independent registered public accounting firm, including approving services and fee arrangements. Our Audit Committee is also responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and matters related to our Code of Business Conduct and Ethics, and for the confidential, anonymous submission by our employees of concerns regarding these matters.
The current members of our Audit Committee are Mr. Schenk, who serves as Chairman, Mr. Quick and Mr. Sugden. Each of the members of the Audit Committee is independent as defined by the applicable NYSE listing standard and SEC rules applicable to Audit Committee members.
Our Board of Directors has determined that Mr. Schenk is an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC. The Audit Committee held seven meetings during the year ended December 31, 2014.
Compensation Committee
The Compensation Committee of our Board of Directors has primary responsibility for discharging the responsibilities of our Board of Directors relating to executive compensation policies and programs. Specific responsibilities of our Compensation Committee include, among other things, evaluating the performance of our Chief Executive Officer and determining our Chief Executive Officer’s compensation. In consultation with our Chief Executive Officer, it also determines the compensation of our other executive officers. In addition, our Compensation Committee administers our equity compensation plans and has the authority to grant equity awards and approve modifications of those awards under our equity compensation plans, subject to the terms and conditions of any equity award policy adopted by our Board of Directors. Our Compensation Committee also reviews and approves various other compensation policies and matters and has authority, in its sole discretion, to retain and set compensation of any advisors to the Compensation Committee. The Compensation Committee may delegate authority to individual Compensation Committee members or such subcommittees as the Compensation Committee deems appropriate and the Compensation Committee may review the actions of all such individuals or subcommittees, as appropriate.

The current members of our Compensation Committee are Mr. Sugden, who serves as Chairman, Mr. Schenk and Mr. Quick. Each of the current members of the Compensation Committee is independent as defined by the applicable NYSE listing standards currently applicable to Compensation Committee members. The Compensation Committee held four meetings during the year ended December 31, 2014.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee of our Board of Directors oversees the nomination of directors, including, among other things, identifying, evaluating and making recommendations of nominees to our Board of Directors, and evaluates the performance of our Board of Directors and individual directors. When identifying director nominees, our Board of Directors considers the qualifications and skills represented on our Board of Directors. One of the considerations evaluated by our Board of Directors is the diversity of experience and background of directors. This consideration is broad and is consistent with our Company’s non-discrimination policies, and includes diversity of skill sets and experience as well as background, including race and gender. Our Board of Directors seeks candidates who possess the background, skills and expertise to make a significant contribution to our Board of Directors, to the Company and to our stockholders. There are no specific minimum qualifications that the Nominating and Corporate Governance Committee believes must be met by a nominee; however, desired qualities that are considered include: high-level leadership experience in business or administrative activities and significant accomplishments related thereto; breadth of knowledge about issues affecting us; proven ability and willingness to contribute special competencies to Board activities; personal integrity; loyalty to us and concern for our success and welfare; willingness to apply sound and independent business judgment; awareness of a director’s vital role in assuring our good corporate citizenship and corporate image; no present conflicts of interest; availability for meetings and consultation on Company matters; enthusiasm about the prospect of serving; and willingness to assume broad fiduciary responsibility.
The Nominating and Corporate Governance Committee considers recommendations for nominations from a variety of sources, including members of the Board of Directors, business contacts, community leaders and members of management. As described below, the Nominating and Corporate Governance Committee also considers stockholder recommendations for Board of Director nominees. The Nominating and Corporate Governance Committee’s process for identifying and evaluating candidates is the same with respect to candidates recommended by members of the Board of Directors, management, stockholders or others.
The Nominating and Corporate Governance Committee considers director nominees recommended by stockholders. In accordance with our Amended and Restated Bylaws, stockholders who wish their proposed nominee to be considered by the Nominating and Corporate Governance Committee should submit information about their nominees in writing to the Company’s Secretary, (i) in the case of an election of directors at an annual meeting of stockholders, not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 20 days, or delayed by more than 60 days, from the first anniversary of the preceding year’s annual meeting, a stockholder’s notice must be so received not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of (A) the 90th day prior to such annual meeting and (B) the tenth day following the day on which notice of the date of such annual meeting was mailed or public disclosure of the date of such annual meeting was made, whichever first occurs; or (ii) in the case of an election of directors at a special meeting of stockholders, provided that the Board of Directors has determined that directors shall be elected at such meeting, not earlier than the 120th day prior to such special meeting and not later than the close of business on the later of (x) the 90th day prior to such special meeting and (y) the tenth day following the day on which notice of the date of such special meeting was mailed or public disclosure of the date of such special meeting was made, whichever first occurs.
The stockholder’s notice to the Secretary shall set forth as to each proposed nominee: (1) such person’s name, age, business address and, if known, residence address, (2) such person’s principal occupation or employment, (3) the class and number of shares of stock of the Company which are beneficially owned by such person, (4) a statement whether each such nominee, if elected, intends to tender, promptly following such person’s failure to receive the required vote for election or re-election at the next meeting at which such person would face election or re-election, an irrevocable resignation effective upon acceptance of such resignation by the Board of Directors, in accordance with our Corporate Governance Guidelines, and (5) any other information concerning such person that must be disclosed as to nominees in proxy solicitations pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. In addition, to be effective, the stockholder’s notice must be accompanied by the written consent of the proposed nominee to serve as a director if elected. Our Amended and Restated Bylaws also include additional notice requirements with respect to those giving the notice.

Our Nominating and Corporate Governance Committee is also responsible for reviewing developments in corporate governance practices, evaluating the adequacy of our corporate governance practices and making recommendations to our Board of Directors concerning corporate governance matters.

The current members of our Nominating and Corporate Governance Committee are Mr. Quick, who serves as Chairman, Mr. Schenk and Mr. Sugden. Each of the members of the current Nominating and Corporate Governance Committee is independent as defined by the applicable NYSE listing standard and SEC rules applicable to Nominating and Corporate Governance Committee members. The Nominating and Corporate Governance Committee held one meeting during the year ended December 31, 2014.
Risk Committee
The Risk Committee assists our Board of Directors in overseeing our risk-management practices. Our Risk Committee reviews risk reports generated by our management to ensure that we are effectively identifying, monitoring and controlling market, credit, operational, legal, regulatory risks and other risks relevant to the Company's operations. As appropriate, our Risk Committee communicates with other committees with respect to risk issues. In addition, the Risk Committee has oversight responsibilities for risks relating to our balance sheet (primarily our trading portfolio, capital and liquidity) and the impact of market conditions and interest rates on our operations.
The current members of our Risk Committee are Mr. Calhoun, who serves as the Chairman, Mr. Stevens and Mr. Schenk. Messrs. Calhoun and Schenk are independent as defined by the applicable NYSE listing standard. The Risk Committee held four meetings during the year ended December 31, 2014.
Stockholder Communications with the Board of Directors
Stockholders and other parties interested in communicating directly with the Board of Directors as a group or with our independent directors may do so by writing to the Board of Directors, c/o Secretary, Bedminster One, 135 U.S. Highway 202/206, Bedminster, New Jersey 07921. The Secretary will review all correspondence and regularly forward to the Board of Directors or independent directors, as applicable, all such correspondence that, in the opinion of the Secretary, deals with the functions of the Board of Directors or committees thereof or that the Secretary otherwise determines requires attention. Concerns relating to accounting, internal controls or auditing matters will immediately be brought to the attention of the Chairman of the Audit Committee. We have adopted a Whistleblower Policy in our Code of Business Conduct and Ethics, which establishes procedures for submitting these types of concerns, either personally or anonymously through a toll-free telephone "hotline" operated by an independent third party. All communications through our Whistleblower Policy are sent to Peter Quick, the Chairman of our Board of Directors and Joseph Schenk, the Chairman of our Audit Committee. A copy of our Code of Business Conduct and Ethics, which contains our Whistleblower Policy, is available in the "Investor Relations" section of our website (ir.gaincapital.com) under the "Governance" tab.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Business Conduct and Ethics is available in the "Investor Relations" section of our website (ir.gaincapital.com) under the "Governance" tab. Any amendments to, or waivers under, our Code of Business Conduct and Ethics that are required to be disclosed by the rules promulgated by the SEC will be disclosed in the Company’s filings with the SEC and on our website at www.gaincapital.com.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10 percent of our Common Stock, to file reports of ownership and changes in ownership with the SEC. We are required to report in this proxy statement any failure in 2014 of any such person to file any of these reports prior to the required due dates. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations from our executive officers and directors, during the year ended December 31, 2014, all persons subject to the reporting requirements of Section 16(a) filed the required reports with the SEC on a timely basis, with the following exceptions: (i) the annual equity grant made to each of our non-employee directors in March 2014 was not reported on a timely basis; (ii) an exercise of stock options by Ms. Roady in October 2014 was not reported on a timely basis; and (iii) a charitable gift of shares by Mr. Schenk in November 2014 was not reported on a timely basis.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee is currently comprised of Mr. Sugden, Mr. Quick and Mr. Schenk. No current member of the Compensation Committee is a current or former officer or employee of the Company or any of its subsidiaries.

During the year ended December 31, 2014, none of our executive officers served as members of the board of directors or compensation committee of any entity which has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
This section explains how and why the Board of Directors made decisions with respect to the 2014 compensation of Glenn H. Stevens, our President and Chief Executive Officer (our “Chief Executive Officer”); Jason E. Emerson, our Chief Financial Officer; Diego A. Rotsztain, our General Counsel, Head of Corporate Development and Secretary; Jeffrey A. Scott, our Chief Operating Officer; and Samantha Roady, our Chief Commercial Officer (collectively, the “Named Executive Officers”). The compensation of these five executive officers is disclosed in the Summary Compensation Table and supplemental tables presented in this report. The Compensation Discussion and Analysis appearing in this section (the “CD&A”) includes information regarding, among other things, our executive compensation philosophy, objectives and policies, as well as a discussion of each element of compensation.
Introduction

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

Summary of Our Executive Compensation Program
Program Objectives
Our executive compensation program is designed to further the Company’s annual and long-term business objectives by providing our executives with compensation that is competitive within our industry sector and that continues to offer an incentive to our executives to enhance the value of our Common Stock. Our annual incentive program links compensation directly to the attainment of both corporate and individual performance objectives established by the Board of Directors through the Compensation Committee on an annual basis. Our long-term incentive awards help to ensure that our executives make a long-term commitment to the growth and profitability of the Company and provide further alignment with stockholder interests.
Compensation Setting and Review Process
Our Compensation Committee annually reviews each of the Named Executive Officer’s total compensation, which includes base salary, annual cash incentive awards and long-term equity incentive awards. In reviewing the compensation levels for our executives, including the Named Executive Officers, the Compensation Committee considers the Company’s ongoing business strategy and growth, each individual executive’s past performance, experience, importance to our business, internal equity, the applicable terms of the executive’s employment agreement, prior year adjustments to compensation and historical grants of long-term incentive awards. As a general matter, the Compensation Committee has determined that the Company will continue to require highly experienced leaders, and motivating and retaining qualified executives will remain critical to our future success.
During the first quarter of each year, our Compensation Committee, with the input of our Chief Executive Officer, develops and approves an annual management incentive plan for the year for our executives, including the Named Executive Officers, which we refer to as the “MIP.” Awards under the MIP are determined based on the achievement of Company targets, such as annual revenue and/or adjusted EBITDA (which consists of the Company’s net income adjusted for depreciation, amortization, income tax, restructuring expenses and certain non-recurring items, and which we refer to in this report as “EBITDA”), and personal goals and objectives. In February 2014, the Compensation Committee determined that 40% of the 2014 MIP awards would be based upon achievement of a Company EBITDA target, 30% of the 2014 MIP awards would be based upon achievement of a Company annual revenue target, 20% of the 2014 MIP award would be based upon achievement of personal goals and objectives, and the remaining 10% of the 2014 MIP award would be at the discretion of the Compensation Committee. In past years, the Company’s practice has been to pay 30% of the MIP awards for a particular year following the first half of the year, based on semi-annual progress towards our annual revenue and EBITDA targets and achievement of personal objectives in the first half of the year, with the remaining 70% of the MIP awards being paid in the first quarter of the following year based on the achievement of our annual revenue and EBITDA targets and achievement of personal goals and objectives for the full year. However, due to the financial performance of the Company during the first half of 2014, the Company determined that no MIP Awards would be paid in July and the full 2014 MIP awards would be paid in the first quarter of 2015 based on the achievement of our annual revenue and EBITDA targets and achievement of personal and objectives for the full year 2014.
In addition, during the first half of each year, the Compensation Committee determines the primary compensation elements for our executive officers, including our Named Executive Officers for the year. For the compensation of the Company’s Chief Executive Officer, the Compensation Committee reviews and approves the Company’s corporate goals and objectives and the Chief Executive Officer’s personal goals and objectives. Based on this evaluation, the Compensation Committee sets the base salary, annual cash incentive award and long-term equity incentive award for the Chief Executive Officer for the relevant year. For the other executive officers, including the Named Executive Officers, the Chief Executive Officer makes a recommendation to the Compensation Committee regarding the compensation elements for each executive officer and discusses with the Compensation Committee the personal goals and objectives for each executive officer. Based on the Chief Executive Officer’s recommendation and its independent review and analysis, the Compensation Committee, in its discretion, sets the base salary, annual cash incentive award and long-term equity incentive award for each executive officer for the relevant year.
In the first quarter of the year following the year in which the corporate and personal goals and objectives are set, the Compensation Committee reviews the performance of the Company and the Chief Executive Officer during the prior year, in light of the previously approved corporate and personal goals and objectives, and determines the final amount of the annual cash incentive award payable to the Chief Executive Officer. For the other executive officers, the Chief Executive Officer provides the Compensation Committee with input regarding the achievement of each executive officer’s personal goals and objectives and makes a recommendation regarding the final amount of the annual cash incentive award payable to each executive officer. In light of the Company’s achievement of its corporate goals and objectives and the Compensation Committee’s independent review and analysis, the Compensation Committee, in its discretion, approves or modifies the Chief Executive Officer’s recommendation regarding the final amount of the annual cash incentive award for each executive officer (other than the Chief Executive Officer, which is discussed above).
The Compensation Committee generally determines the amounts of long-term equity incentive awards for our executive officers, including our Named Executive Officers, once each year, as further described below.
At our 2011 Annual Meeting of Stockholders, our stockholders voted, in non-binding advisory votes (i) to approve the compensation of our Named Executive Officers and (ii) in favor of having a non-binding stockholder vote on executive compensation once every three years. At our 2014 Annual Meeting of Stockholders, our stockholders again voted, in a non-binding advisory vote, to approve the compensation of our Named Executive Officers. During 2012, 2013 and 2014, the Compensation Committee considered the results of the applicable advisory votes, along with many other factors in evaluating the Company’s executive compensation programs as discussed in this CD&A, including the Compensation Committee’s assessment of the interaction of our compensation programs with our corporate business objectives, evaluations of our programs’ ability to align the executive officers’ incentives with the short- and long-term goals of the Company, and the Compensation Committee’s views on market compensation practices and levels at peer companies in our industry based on publicly-available information and their experience in the industry, each of which is evaluated in the context of the Compensation Committee’s duty to act as the Directors determine to be in the stockholders’ best interests. While each of these factors bore on the Compensation Committee’s decisions regarding our Named Executive Officers’ compensation in 2012, 2013 and 2014, the Compensation Committee did not make any significant changes to our executive compensation program and policies for those periods. Given the support stockholders expressed for the Company’s executive compensation programs at both the 2011 and 2014 Annual Meetings of Stockholders, the Compensation Committee elected to apply the same general principles in determining the types and amounts of compensation to be paid to our Named Executive Officers in 2012, 2013 and 2014.
The Compensation Committee also reviews and discusses with management the CD&A prepared for inclusion in the Company’s annual report and proxy statement in accordance with SEC rules and, based upon such review and discussions, recommends to the Board of Directors whether such CD&A should be included in such annual report and proxy statement. The Compensation Committee oversees the administration of incentive compensation plans and equity-based plans for all executive officers and, on at least a yearly basis, reviews and approves these plans. The Compensation Committee has the authority, in its sole discretion, to retain and terminate a consulting firm to assist in the evaluation of executive compensation. The Compensation Committee may also retain and terminate independent legal, financial or other advisors as it may deem necessary. In addition, at least once a year, the Compensation Committee reviews and assesses the risk implications and incentives created by our executive compensation program and our compensation policies and practices for the Company as a whole. Through this review, the Compensation Committee has concluded that the Company’s compensation programs do not create risks that are reasonably likely to have a material adverse effect on the Company. The Compensation Committee reports to the Board of Directors regularly on its actions and deliberations.
Elements of Compensation
The primary compensation elements for our executives, including the Named Executive Officers, are:

•	base salary;

•	annual cash incentive awards;

•	long-term equity incentive awards; and

•	retirement and other benefits.
In addition, during 2014, certain executives, including all of the Named Executive Officers, had employment agreements with the Company that provided for potential payments and benefits upon termination of employment for a variety of reasons, including following a change in control of the Company. For details, see “ — Potential Payments Upon Termination or Change in Control” below.

Compensation Actions in 2014 and 2015
Summary
The following is a summary of the actions taken in 2014 and 2015 affecting the 2014 compensation of the Named Executive Officers. Each of these actions was recommended, and approved, by the Compensation Committee or the Board of Directors. For a more detailed description of these actions, please refer to the sections entitled “— Base Salary,” “— Annual Incentive Awards” and “— Long-Term Equity Incentive Awards” following this summary.

•
In February 2014, the Compensation Committee determined to continue for 2014 the compensation philosophies it used in 2012 and 2013, which were to continue to pay for performance with competitive salaries, supplemented by rewarding employees through performance-based annual cash incentives and long-term equity compensation.

•
In February 2014, the 2014 EBITDA and annual revenue targets for the 2014 MIP were approved by our Compensation Committee. The Compensation Committee determined that 40% of the 2014 MIP awards would be based upon achievement of the Company EBITDA target, 30% of the 2014 MIP awards would be based upon achievement of the Company annual revenue target, 20% of the 2014 MIP award would be based upon achievement of personal goals and objectives, and the remaining 10% of the 2014 MIP award would be at the discretion of the Compensation Committee.

•
In February 2014, with respect to the 2014 long-term equity compensation, the Compensation Committee approved the granting of a total award made up of 80% restricted stock units and 20% non-qualified stock options, as compared to the 75% restricted stock units and 25% non-qualified stock options granted in 2013.

•
In March 2015, the Named Executive Officers received their 2014 annual incentive award payouts under the MIP. The Named Executive Officers’ respective annual incentive awards were based on the Company’s having achieved results consistent with the EBITDA and annual revenue targets, recommendations made to the Compensation Committee by the Chief Executive Officer based on each individual’s (other than the Chief Executive Officer’s) achievement of their respective personal goals and objectives and discretionary adjustments made to the payouts by the Compensation Committee.

Mr. Stevens
Mr. Stevens’s total cash compensation is positioned higher than the other Named Executive Officers due to his unique background and experience in the financial services and forex industries. Mr. Stevens was previously Chief Forex Dealer at Merrill Lynch & Co., Inc. and was head of North American sales and trading at National Westminster Bank plc. Before moving to the position of Chief Executive Officer of our Company, Mr. Stevens was head of our global trading operations. The compensation paid to individuals that are head traders is among the highest paid at large banks and broker-dealers. Mr. Stevens’s background as a trader and his management skills make him a highly sought after executive. To attract and retain his services, we have determined that his compensation is required to be at a level commensurate with what we believe competing firms in the industry would pay for his services. In addition, consistent with compensation practices in the financial services and forex industries, a greater portion of Mr. Stevens’s compensation is derived from variable incentive compensation as compared to our other Named Executive Officers. For 2014, Mr. Stevens’s compensation was set at 30% base salary and 70% variable incentive compensation. Mr. Stevens’s 2014 long term equity award of 43,565 non-qualified stock options and 66,331 restricted stock units was based on an analysis by our Compensation Committee, which factored in the amount of total shares authorized under the provisions of the GAIN Capital Holdings, Inc. 2010 Omnibus Incentive Compensation Plan, as amended (the “2010 Plan”) for the 2014 grant pool. Given that Mr. Stevens is the highest paid employee and has the most responsibility, Mr. Stevens was issued the largest amount of restricted stock units and stock options.
Mr. Emerson
Mr. Emerson joined the Company as our Chief Financial Officer in September 2013. Mr. Emerson has extensive financial and operational experience due to his prior professional experience; however, he does not have the trading background and knowledge possessed by Mr. Stevens. As a result, a higher portion of Mr. Emerson’s total cash compensation for 2014 has been fixed, in the form of base salary. For 2014, Mr. Emerson’s compensation was set at 50% base salary and 50% variable incentive compensation. Mr. Emerson’s 2014 long term equity award of 19,538 non-qualified stock options and 29,748 restricted stock units was based on a recommendation of our Chief Executive Officer and on an analysis by our Compensation Committee, and also included a one-time grant of securities pursuant to Mr. Emerson's employment agreement in connection with his joining us in September 2013.
Mr. Rotsztain
Mr. Rotsztain joined the Company as our Executive Vice President, General Counsel and Secretary in 2011. In 2012, Mr. Rotsztain became the Company’s Head of Corporate Development and assumed responsibility for global compliance and regulatory matters. Mr. Rotsztain has extensive experience in strategic transactions, securities law, corporate governance and advising public companies generally; however, he does not have the trading background and knowledge possessed by Mr. Stevens. As a result, a higher portion of Mr. Rotsztain’s total cash compensation has been fixed, in the form of base salary. In addition, given Mr. Rotsztain’s role as the Head of Corporate Development, long-term equity awards comprise a larger proportion of his total compensation relative to several other Named Executive Officers in order to align his incentives with the long-term corporate development goals of the Company. For 2014, Mr. Rotsztain’s target base salary accounted for 62% of his target total cash compensation and his target variable incentive compensation accounted for 38% of his target total cash compensation. Mr. Rotsztain’s 2014 long term equity award of 15,842 non-qualified stock options and 24,120 restricted stock units was based on a recommendation of our Chief Executive Officer and on an analysis by our Compensation Committee.
Mr. Scott
Mr. Scott is the Company’s Chief Operating Officer and joined the Company in 2011. With 17 years of experience in management and technology, Mr. Scott has developed the necessary skills to oversee our operational and technological efforts; however, he does not have the trading background and knowledge possessed by Mr. Stevens. As a result, a higher portion of Mr. Scott’s total cash compensation has been fixed, in the form of base salary, but his variable incentive compensation has been fixed at a higher percentage than that of several other Named Executive Officers since his position is largely focused on supporting revenue generating activities. For 2014, Mr. Scott’s target base salary accounted for 54% of his target total cash compensation, and his target variable incentive compensation accounted for 46% of his target total cash compensation. Mr. Scott’s 2014 long-term equity award of 13,201 non-qualified stock options and 20,100 restricted stock units was based on a recommendation of our Chief Executive Officer and on an analysis by our Compensation Committee.
Ms. Roady
Ms. Roady joined the Company as our Chief Marketing Officer in 1999. In 2013, Ms. Roady became the Company’s Chief Commercial Officer. With over 15 years of experience in the retail forex industry, Ms. Roady has developed a unique skill set overseeing all aspects of our retail business; however, she does not have the trading background and knowledge possessed by Mr. Stevens. As a result, a higher portion of Ms. Roady’s total cash compensation has been fixed, in the form of base salary, but her variable incentive compensation has been fixed at a higher percentage than that of several other Named Executive Officers since Ms. Roady’s position is focused on driving revenue for the Company. For 2014, Ms. Roady’s target base salary accounted for 59% of her total cash compensation, and her target variable incentive compensation accounted for 41% of her total cash compensation. Ms. Roady’s 2014 long-term equity award of 11,881 non-qualified stock options and 18,090 restricted stock units was based on a recommendation of our Chief Executive Officer and on an analysis by our Compensation Committee.

Base Salary
We fix executive officer base compensation at a level that is based on input from our Compensation Committee, survey data from publicly available sources and the executive officer’s previous compensation history. We aim to set base salaries at levels which we believe best enable us to hire and retain individuals in a competitive environment and reward individual performance according to the relative levels of contribution to our overall business goals. We make periodic adjustments to base salary based on individual performance and contributions, market trends, competitive position and our financial situation. We view base compensation as one component of our Named Executive Officers’ total annual cash compensation and sometimes change the mix between base compensation and annual incentive compensation. The base salaries of Messrs. Stevens, Emerson, Rotsztain and Scott did not change for 2014, while the base salary of Ms. Roady increased modestly from her 2013 level. The base salaries earned by the Named Executive Officers during 2014 are reported in the Summary Compensation Table later in this report.
Annual Incentive Awards
As discussed above, at the beginning of each year, our Compensation Committee, with the input of our Chief Executive Officer, develops the MIP for the year for our executives, including the Named Executive Officers, and other key employees. The MIP serves to attract, retain and motivate our executives by tying potential cash awards to the achievement of a mix of corporate and individual performance objectives approved by our Compensation Committee on an annual basis.
Establishment of Target Award Levels and Measures
The Compensation Committee established target award performance measures under the MIP, with target award opportunities consistent with any specific thresholds included in the employment agreements of the Named Executive Officers, where applicable.

Name	2014 Target Incentive Compensation as a % Base Salary
Glenn H. Stevens	238%
Jason E. Emerson	100%
Diego A. Rotsztain	62%
Jeffrey A. Scott	85%
Samantha Roady	69%

For 2014, the target Company revenue was $343.3 million and the target Company EBITDA was $76.9 million. The table below shows each Named Executive Officer’s MIP potential payout, assuming 100% achievement of the revenue and EBITDA targets and 100% achievement of each Named Executive Officer’s personal objectives:

Name	Target Total Incentive Compensation
Glenn H. Stevens	$1,550,000
Jason E. Emerson	$250,000
Diego A. Rotsztain	$200,000
Jeffrey A. Scott	$275,000
Samantha Roady	$225,000

Target award opportunities are based on the target awards for prior years, and the Compensation Committee’s views on market compensation practices and levels at peer companies in our industry based on publicly-available information and their experience in the industry.

2014 Award Payouts

In February 2015, our Chief Executive Officer formulated his recommendations for the Compensation Committee with respect to proposed annual incentive award payouts under the 2014 MIP. In developing his recommendations, our Chief Executive Officer reviewed the Company’s performance against the corporate EBITDA and revenue targets for the year. During 2014 we achieved EBITDA of $72.3 million, compared to a MIP target of $76.9 million, or 94% of the MIP EBITDA target. In addition, during 2014, we achieved revenue of $369.5 million compared to a MIP target of $343.3 million, or 108% of the MIP revenue target.
For the Chief Executive Officer’s 2014 MIP award, in accordance with the MIP, the Compensation Committee awarded payouts with respect to Mr. Stevens’s non-equity incentive compensation target attributable to the Company’s EBITDA target and the Company’s revenue target in light of the Company’s actual EBITDA and revenue performance. The remaining portion of the Chief Executive Officer’s non-equity incentive compensation was based on a consideration of the Chief Executive Officer’s achievement of his personal goals and objectives and a discretionary adjustment to the payout made by the Compensation Committee.
For each of the other Named Executive Officers, in accordance with the MIP, the Chief Executive Officer recommended payouts with respect to each of their non-equity incentive compensation targets attributable to the Company’s EBITDA target and the Company’s revenue target in light of the Company’s actual EBITDA and revenue performance. With respect to the remaining portion of each of the other Named Executive Officers’ non-equity incentive compensation, the Chief Executive Officer considered the achievement of their respective personal goals and objectives and made a recommendation to the Compensation Committee. After reviewing the Chief Executive Officer’s recommendations, the Compensation Committee approved the final 2014 MIP award payouts with discretionary adjustments. Annual payments for 2014 for each of the Named Executive Officers are listed below:

	2014 Non-Equity Incentive Compensation Payouts
Name	Semi-Annual	Annual	Total
Glenn H. Stevens	$—	$1,550,000	$1,550,000
Jason E. Emerson	$—	$225,000	$225,000
Diego A. Rotsztain	$—	$325,000	$325,000
Jeffrey A. Scott	$—	$265,000	$265,000
Samantha Roady	$—	$245,000	$245,000
Long-Term Equity Incentive Awards
The Compensation Committee uses long-term equity incentives to motivate our executive officers to promote the success of the Company’s business and increase firm value. By providing our executives and other key employees with a direct stake in the Company’s success, these incentives are intended to create a closer identification of their interests with those of our stockholders, stimulate their efforts on the Company’s behalf and strengthen their desire to remain with the Company. Typically, recommendations for long-term equity incentive awards for our executives, including the Named Executive Officers, are made by the Compensation Committee, taking into account the recommendations of our Chief Executive Officer, as appropriate. Our long-term equity incentive awards historically have consisted of both restricted stock units or restricted stock awards and stock options. Decisions regarding whether to grant restricted stock units/awards, options or a combination of both have generally been based on the Compensation Committee’s desire to balance the upside potential of stock options (since an executive will realize value from an option only if the market price of the Company’s Common Stock appreciates and stays above the option’s exercise price for a sustained period until the options vest) with the attractions of a “full value share” award (since restricted shares, once vested, have an intrinsic value equal to the market price of the Company’s Common Stock).
In March 2014, the Compensation Committee approved long-term equity incentive awards in the form of a combination of 80% restricted stock units and 20% stock options to our executive officers, including the Named Executive Officers. The decision to include stock option grants was based on the Compensation Committee’s desire to provide value to our executives while at the same time incentivizing management to increase the value of the Company over the long term. The non-qualified stock options and restricted stock units generally vest based on continued service to the Company over four years in equal annual 25% increments, subject to acceleration under certain circumstances. See “— Potential Payments upon Termination or Change in Control” below. The Compensation Committee believes that these vesting requirements help to create and maintain an environment that motivates retention and longevity of our executive officers and other key employees.

2014 Long-Term Incentive Awards
Restricted Stock Unit Awards

Name	Shares (#)	Per Share Fair Market Value ($)	Aggregate Grant Date Fair Value ($)
Glenn H. Stevens	66,331	9.95	659,993
Jason E. Emerson	29,748	9.95	295,993
Diego A. Rotsztain	24,120	9.95	239,994
Jeffrey A. Scott	20,100	9.95	199,995
Samantha Roady	18,090	9.95	179,996

Non-Qualified Stock Options

Name	Options (#)	Exercise Price ($)	Aggregate Grant Date Fair Value ($)
Glenn H. Stevens	43,565	9.95	164,997
Jason E. Emerson	19,538	9.95	73,998
Diego A. Rotsztain	15,842	9.95	59,999
Jeffrey A. Scott	13,201	9.95	49,997
Samantha Roady	11,881	9.95	44,998

Equity Award Grant Practices
Equity awards are granted under the 2010 Plan. Equity awards are generally granted to executives, certain other employees and our directors on an annual basis. In the case of directors, equity awards are generally granted when a new director joins our Board of Directors and then thereafter on an annual basis.
Recommendations for grants and awards to executive officers, including the Named Executive Officers, and directors are made to our Compensation Committee. Our Compensation Committee must approve all stock option grants and other equity awards to executive officers and directors. Our Compensation Committee retains the discretion to make additional awards to executive officers at other times in connection with the initial hiring of a new executive, for retention purposes or otherwise.
Each stock option grant and other equity award must specify all of the material terms of the grant or award, including the date of grant, exercise price, vesting schedule, term and any other terms or conditions that the Compensation Committee deems appropriate. Option grants made to our executive officers, or any of our other employees or directors, are made with an exercise price equal to the fair market value of a share of the Company’s Common Stock on the date of grant.
The grant date fair value of the long-term incentive awards made to the Named Executive Officers in 2014 is reported in the 2014 Summary Compensation Table and the 2014 Grants of Plan-Based Awards Table included later in this report.
Employment, Severance and Change in Control Arrangements
During 2014, we had an employment agreement with each of our Named Executive Officers. Each of the employment agreements has expired by its terms, and the terms of new employment agreements are being finalized with our Named Executive Officers as of the date of this report. The discussion below relates solely to the terms of the employment agreements as in effect during 2014.
Among other terms, the employment agreements provided for payments and other benefits if we terminated the executive’s employment without cause, or if he or she terminated employment for good reason. The amount of severance payable generally differed depending on whether the termination of employment occurred before or after a change in control of the Company.

Our Compensation Committee approved the severance and change-in-control provisions in these agreements because such provisions allow our executives to focus on the best interests of the Company, including long-term goals and strategic interests, to the benefit of the stockholders. Specifically, these provisions address the potential financial hardships which may be experienced by the Named Executive Officers if their employment is terminated under specified circumstances and allow the Named Executive Officers to focus their attention on their assigned duties, notwithstanding the potential impact a change-in-control transaction could have on their respective careers or positions. The severance level for Mr. Stevens was greater than for the other executives because of his greater Company responsibilities.
The severance and change-in-control arrangements that were applicable to our Named Executive Officers for 2014 were set forth in each of their respective employment agreements, as discussed in detail below under “— Executive Compensation — Potential Payments Upon Termination or Change in Control — Employment Agreements and Change in Control Arrangements.”
In general terms, under the terms of these agreements, a change-in-control would have occurred: (i) if a person, entity or affiliated group acquires more than 50% of our then outstanding voting securities; (ii) if any person, entity or affiliated group acquires assets of the Company that have a total gross fair market value equal to or more than 75% of the total gross fair market value of all of the assets of the Company immediately before such acquisition of acquisitions; or (iii) if a majority of the members of our Board of Directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the incumbent Board members.

In the event of a change-in-control, all outstanding options and restricted equity awards held by all grantees under the terms of our 2006 Equity Compensation Plan (“2006 Plan”) and 2010 Plan vest, unless our Compensation Committee determines otherwise. Similarly, the restricted equity award agreements provide for accelerated delivery of vested restricted equity awards upon the occurrence of a change in control unless our Compensation Committee determines otherwise. In addition, the employment agreements in place with certain of our Named Executive Officers during 2014 included accelerated vesting provisions for time-vesting equity awards in the event that the Named Executive Officer’s employment was terminated without cause or the executive resigns with good reason within a specified period after a change in control occurs. Our Compensation Committee believes that these contractual rights provided a valuable incentive for management. For more details regarding the terms of the employment agreements, see “— Executive Compensation —Potential Payments Upon Termination or Change in Control — Employment Agreements and Change in Control Arrangements” below.
Tax and Accounting Treatment
The Compensation Committee considers the tax and accounting effects of various compensation elements when designing our annual incentive and equity compensation plans and making other compensation decisions. Although the Compensation Committee designs our plans and programs to be tax-efficient and to minimize compensation expense, these considerations are secondary to meeting the overall objectives of the executive compensation program.
We account for stock-based compensation in accordance with generally accepted accounting principles. Consequently, stock-based compensation cost is measured at the grant date based on the fair value of the award in accordance with FASB ASC Topic 718. We generally recognize stock-based compensation expense ratably over the vesting period of each award except as otherwise required by FASB ASC Topic 718.
Adjustment or Recovery of Awards — Clawback Provisions
Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires the SEC to direct the national securities exchanges to prohibit the listing of any security of an issuer that does not develop and implement a clawback policy. At this time, the SEC has not finalized rules related to clawback policies. Once the final rules are in place, we intend to adopt a clawback policy that fully complies with SEC regulations.
Likewise, under Section 304 of the Sarbanes-Oxley Act, if we are required to restate our financial results due to material noncompliance with any financial reporting requirements as a result of misconduct, the Chief Executive Officer and Chief Financial Officer could be required to reimburse us for (1) any bonus or other incentive-based or equity-based compensation received during the 12 months following the first public issuance of the non-complying document and (2) any profits realized from the sale of our securities during those 12 months.

Further, the employment agreements that were in effect with each of our Named Executive Officers during 2014 provided that, to the extent permitted or required by governing law, our Compensation Committee had the discretion to require each Named Executive Officer to repay to us the amount of any incentive compensation to the extent the Compensation Committee or Board of Directors determines that such incentive compensation was not actually earned by the Named Executive Officer because (i) the amount of such payment was based on the achievement of financial results that were subsequently the subject of a material accounting restatement that occurs within three years of such payment (except in the case of a restatement due to a change in accounting policy or simple error); (ii) the Named Executive Officer engaged in fraud, gross negligence or intentional misconduct; or (iii) the Named Executive Officer deliberately misled the market or the Company’s stockholders regarding our financial performance. For more details regarding the terms of employment agreements of the Named Executive Officers during 2014, see “— Executive Compensation —Potential Payments Upon Termination or Change in Control — Employment Agreements and Change in Control Arrangements”.

EXECUTIVE COMPENSATION
2014 Summary Compensation Table
The table below presents the annual compensation earned for services to us in all capacities for the periods shown for our Named Executive Officers. All dollar amounts are in U.S. dollars.

Name and Principal Position(s)	Year	Salary ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glenn H. Stevens	2014	650,000	659,993	164,997	$1,550,000	—	20,523(3)	3,045,513
President and	2013	650,000	585,200	193,559	2,936,552	32,906	19,603	4,417,820
Chief Executive	2012	650,000	503,500	270,600	1,042,000	485	18,640	2,485,225
Officer
Jason E. Emerson	2014	250,000	295,993	73,998	225,000	—	11,791(4)	856,782
Chief Financial	2013	62,500	—	—	250,000	—	—	312,500
Officer	2012	—	—	—	—	—	—	—
Diego A. Rotsztain	2014	325,000	239,994	59,999	325,000		11,883(5)	961,876
General Counsel	2013	325,000	206,800	68,172	415,000	—	11,683	1,026,655
and Secretary	2012	325,000	185,500	99,000	133,900	—	11,923	755,323
Jeffrey A. Scott	2014	325,000	199,995	49,997	265,000	—	13,443(6)	853,435
Chief Operating	2013	325,000	154,000	49,911	475,000	—	13,243	1,017,154
Officer	2012	325,000	137,800	77,000	160,300	—	13,636	713,736
Samantha Roady	2014	320,833	179,996	44,998	245,000	—	17,883(7)	808,710
Chief Commercial	2013	300,000	154,000	49,911	410,000	—	17,183	931,094
Officer	2012	297,500	143,100	77,000	147,000	—	18,321	682,921

(1)
The amounts shown in this column represent the aggregate grant date fair value of restricted stock units and stock awards granted during fiscal years 2014, 2013 and 2012 under the 2010 Plan, calculated in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. For information on assumptions used in determining fair value of these stock awards, refer to Note 15 of our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on March 16, 2015, which is being amended by this Amendment No. 1.

(2)
The amounts shown in this column represent the aggregate grant date fair value of stock options granted during fiscal years 2014, 2013 and 2012 under the 2010 Plan, calculated in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. For information on assumptions used in determining fair value of these stock options, refer to Note 15 of our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on March 16, 2015, which is being amended by this Amendment No. 1.

(3)
This amount includes: (i) $10,400 in employer matching contribution to our 401(k) plan; (ii) $8,640 in car allowance ($720 per month); and (iii) $1,483 for payment of disability and term life insurance premiums.

(4)	This amount includes: (i) $10,400 in employer matching contribution to our 401(k) plan; and (ii) $1,391 for payment of disability and term life insurance premiums.

(5)	This amount includes: (i) $10,400 in employer matching contribution to our 401(k) plan; and (ii) $1,483 for payment of disability and term life insurance premiums.

(6)	This amount includes: (i) $10,400 in employer matching contribution to our 401(k) plan; (ii) $1,560 in phone allowance; and (iii) $1,483 for payment of disability and term life insurance premiums.

(7)
This amount includes: (i) $10,400 in employer matching contribution to our 401(k) plan; (ii) $6,000 in car allowance ($500 per month); and (iii) $1,483 for payment of disability and term life insurance premiums.

2014 Grants of Plan-Based Awards
The following table sets forth information concerning 2014 grants of plan-based awards to the Named Executive Officers. The estimated possible payouts under non-equity incentive plan awards consist of the incentive compensation plans that are described in “Item 11. Executive Compensation — Compensation Discussion and Analysis — Compensation Actions in 2014 and 2015 — Annual Incentive Awards.” The actual amounts received in respect of the non-equity plan incentive awards for 2014 are reported in the 2014 Summary Compensation Table under the Non-Equity Incentive Plan Compensation column.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Glenn H. Stevens	3/5/2014	—	$1,550,000	—	66,331	—	—	659,993
	3/5/2014	—	—	—	—	43,565	9.95	164,997
Jason E. Emerson	3/5/2014	—	$250,000	—	29,748	—	—	295,993
	3/5/2014	—	—	—		19,538	9.95	73,998
Diego A. Rotsztain	3/5/2014	—	200,000	—	24,120	—	—	239,994
	3/5/2014	—	—	—	—	15,842	9.95	59,999
Jeffrey A. Scott	3/5/2014	—	275,000	—	20,100	—	—	199,995
	3/5/2014	—	—	—	—	13,201	9.95	49,997
Samantha Roady	3/5/2014	—	225,000	—	18,090	—	—	179,996
	3/5/2014	—	—	—	—	11,881	9.95	44,998

(1)	The amounts shown in this column represent the aggregate grant date fair value of equity awards granted in 2014 calculated in accordance with FASB ASC Topic 718, Compensation — Stock Compensation.

Outstanding Equity Awards at 2014 Fiscal Year-End
The following table sets forth information regarding unexercised stock options and restricted stock units and restricted stock awards that had not vested for each of the Named Executive Officers as of December 31, 2014. For more information on equity awards made to the Named Executive Officers see “Item 11. Executive Compensation — Compensation Discussion and Analysis — Compensation Actions in 2014 and 2015 — Long-Term Equity Incentive Awards.”

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Glenn Stevens	12/30/2005	50,002(1)	—	—	2.43	12/30/2015	—	—
	7/28/2010	248,743(2)	—	—	3.83	7/28/2020	—	—
	3/23/2011	96,750(3)	32,250(3)	—	8.02	3/23/2018	—	—
	3/1/2012	61,500(3)	61,500(3)	—	5.30	3/1/2019	—	—
	3/22/2013	39,750(3)	119,250(3)	—	4.40	3/22/2020	—	—
	3/5/2014	—	43,565(3)	—	9.95	3/5/2021	—	—
	3/23/2011	—	—	—	—	—	10,750(4)	96,965
	3/1/2012	—	—	—	—	—	47,500(4)	428,450
	3/22/2013	—	—	—	—	—	99,750(4)	899,745
	3/5/2014	—	—	—	—	—	66,331(4)	598,306
Jason Emerson	3/5/2014	—	19,538(3)	—	9.95	3/5/2021	—	—
	3/5/2014	—	—	—	—	—	29,748(4)	268,327
Diego Rotsztain	3/23/2011	—	4,543(3)	—	8.02	3/23/2018	—	—
	3/1/2012	—	22,500(3)	—	5.30	3/1/2019	—	—
	3/22/2013	—	42,000(3)	—	4.40	3/22/2020	—	—
	3/5/2014	—	15,842(3)	—	9.95	3/5/2021	—	—
	3/23/2011	—	—	—	—	—	5,844(4)	52,713
	3/1/2012	—	—	—	—	—	17,500(4)	157,850
	3/22/2013	—	—	—	—	—	35,250(4)	317,955
	3/5/2014	—	—	—	—	—	24,120(4)	217,562
Jeffrey Scott	3/23/2011	45,000(3)	15,000(3)	—	8.02	3/23/2018	—	—
	3/1/2012	17,500(3)	17,500(3)	—	5.30	3/1/2019	—	—
	3/22/2013	10,250(3)	30,750(3)	—	4.40	3/22/2020	—	—
	3/5/2014	—	13,201(3)	—	9.95	3/5/2021	—	—
	3/23/2011	—	—	—	—	—	5,000(4)	45,100
	3/1/2012	—	—	—	—	—	13,000(4)	117,260
	3/22/2013	—	—	—	—	—	26,250(4)	236,775
	3/5/2014	—	—	—	—	—	20,100(4)	181,302
Samantha Roady	7/28/2010	44,404(2)	—	—	3.83	7/28/2020	—	—
	3/23/2011	27,000(3)	9,000(3)	—	8.02	3/23/2018	—	—
	3/1/2012	17,500(3)	17,500(3)	—	5.30	3/1/2019	—	—
	3/22/2013	10,250(3)	30,750(3)	—	4.40	3/22/2020	—	—
	3/5/2014	—	11,881(3)	—	9.95	3/5/2021	—	—
	3/23/2011	—	—	—	—	—	3,000(4)	27,060
	3/1/2012	—	—	—	—	—	13,500(4)	121,770
	3/22/2013	—	—	—	—	—	26,250(4)	236,775
	3/5/2014	—	—	—	—	—	18,090(4)	163,172

(1)	Such stock options vest ratably over three years, with one-third of the options vesting on each of the first three anniversaries of the grant date and have a term of ten years.

(2)	Such stock options vest ratably over four years, with one-fourth of the options vesting on each of the first four anniversaries of the grant date and have a term of ten years.

(3)	Such stock options vest ratably over four years, with one-fourth of the options vesting on each of the first four anniversaries of the grant date and have a term of seven years.

(4)	Such restricted stock units or awards vest ratably over four years, with one-fourth of the grants vesting on each of the first four anniversaries of the grant date.

(5)
The value is calculated based on the closing market price of our Common Stock on December 31, 2014, $9.02. The amounts of the awards do not necessarily reflect the dollar amounts of compensation that may be realized by our Named Executive Officers.

2014 Option Exercises and Stock Vested
The following table provides information regarding options exercised and restricted stock units and restricted stock awards vested for the Named Executive Officers during the year ended December 31, 2014.

	Option Awards		Stock Awards/Units
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Glenn H. Stevens	55,276	$374,218	67,750	$753,760
Jason E. Emerson (2)	—	$—	—	$—
Diego A. Rotsztain	50,126	$211,129	26,345	$293,886
Jeffrey A. Scott	—	$—	20,250	$226,258
Samantha Roady	191,992	$1,043,983	18,500	$205,398

(1)
Represents the fair market value of our common stock on the applicable vesting date or exercise date (minus the exercise price for options), multiplied by the number of shares underlying restricted stock units, restricted stock awards or stock options that vested or were exercised, as applicable, on that date.

(2)	Mr. Emerson, who joined the Company in September 2013, did not hold any options, stock awards or units that vested during the year ended December 31, 2014.
Pension Benefits
The Company does not sponsor any defined benefit pension plans for its employees, including the Named Executive Officers.
Retirement, Nonqualified Deferred Compensation Plan and Other Benefits
We provide a 401(k) retirement savings plan, which is a tax-qualified defined contribution plan, and a non-qualified deferred compensation plan to our executive officers and employees, including the Named Executive Officers. Under the     401(k) plan, each participant may contribute up to 100% of his or her pretax compensation, up to a statutory limit, which for most employees was $17,500 in 2014. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested at the employee’s direction by the plan’s trustee. We match 100% of the first 3% of the employee’s salary contributed to the plan and 50% on the next 2% with immediate vesting on all employer contributions. Our matching contributions to the accounts of the Named Executive Officers are disclosed in the 2014 Summary Compensation Table. We also maintain a non-qualified deferred compensation plan primarily for the purpose of providing deferred compensation for a select group of employees, including the Named Executive Officers, thereby creating an incentive for such employees to remain employed by us and to promote our continued growth. This nonqualified deferred compensation plan provides that each eligible employee may defer all of their cash compensation. Under this plan, each employee is fully vested in his or her deferred compensation. Employee deferrals are held and invested at the employee’s direction by the plan’s trustee. We do not match employee deferrals into this plan. Only Mr. Stevens had an outstanding balance under the deferred compensation plan as of December 31, 2014.

In addition, during 2014, Mr. Stevens and Ms. Roady each held restricted stock units, or RSUs, that had vested pursuant to their terms, but that would not convert into shares of the Company’s common stock until the earlier of (i) as soon as administratively practicable after December 31, 2014, (ii) the occurrence of a change in control of the Company or (iii) the date the executive ceases to be employed by, or provide services to, the Company. Pursuant to their terms, the RSUs were converted into shares of the Company’s common stock in January 2015, effective as of December 31, 2014.

Name	Executive Contributions in 2014($)	Registrant Contributions in 2014($)	Aggregate Earnings in 2014($)(1)	Aggregate Withdrawals / Distributions in 2014($)	Aggregate Balance at December 31, 2014($)(2)
Glenn H. Stevens
Deferred Compensation Plan	—	—	$—	91,920	$308,335	(3)
RSU	—	—	$51,219	—	$305,958
RSU	—	—	$20,306	—	$121,301
RSU	—	—	$341,456	—	$2,039,693
RSU	—	—	$204,874	—	$1,223,816
RSU	—	—	$110,453	—	$659,795
Total	—	—	$728,308	—	$4,658,898

Samantha Roady
RSU	—	—	$68,291	—	$407,939
RSU	—	—	$68,291	—	$407,939
RSU	—	—	$34,146	—	$203,969
RSU	—	—	$20,488	—	$122,383
Total	—	—	$191,216	—	$1,142,230

(1)
For RSUs, the value is calculated based on the change in the closing market price of the Company’s Common Stock on December 31, 2014, $9.02, as compared to the closing market price on December 31, 2013, $7.51.

(2)	For RSUs, the value is calculated based on the closing market price of the Company’s Common Stock on December 31, 2014, $9.02.

(3)
This amount represents Mr. Stevens's account balance at the end of 2014, inclusive of a distribution taken during the year as noted above. Mr. Stevens received no compensation during the year in regards to this account balance, as is reflected in the 2014 Summary Compensation Table above.

Additional benefits received by our executive officers, including the Named Executive Officers, include health-care benefits, dental, vision, disability and life insurance coverage. These benefits are provided to our Named Executive Officers on the same basis as to all of our other employees.
Potential Payments Upon Termination or Change in Control
Employment Agreements and Change in Control Arrangements
Glenn H. Stevens
Employment Agreement
On April 14, 2012, we entered into an amended and restated employment agreement with Mr. Stevens, our President and Chief Executive Officer, which provided that it would continue, unless earlier terminated by the parties, until the third anniversary of its effective date. Consequently, the agreement expired on its terms in April 2015, although it governed Mr. Stevens' employment throughout 2014. We are currently finalizing the terms of a new employment agreement to govern Mr. Stevens's employment with us. The discussion below relates solely to the terms of Mr. Stevens's amended and restated employment agreement as in effect during 2014.
The amended and restated employment agreement permitted us to adopt a flexible incentive compensation program and provided that Mr. Stevens was eligible to participate in any such incentive compensation programs that we maintain from time to time for our executive officers. Also, it provided that, to the extent permitted or required by governing law, our Compensation Committee had discretion to require Mr. Stevens to repay to us the amount of any incentive compensation to the extent the Compensation Committee or Board of Directors determined that such incentive compensation was not actually earned by Mr. Stevens because (i) the amount of such payment was based on the achievement of financial results that were subsequently the subject of a material accounting restatement that occurs within three years of such payment (except in the case of a restatement due to a change in accounting policy or simple error); (ii) Mr. Stevens had engaged in fraud, gross negligence or intentional misconduct; or (iii) Mr. Stevens had deliberately misled the market or the Company’s stockholders regarding the Company’s financial performance.

Mr. Stevens’s amended and restated employment agreement provided for certain payments and benefits depending upon the circumstances of his termination of employment. If Mr. Stevens resigned without “Good Reason” (as defined in the agreement) or we terminated his employment for “Cause” (as defined in the agreement), we would have to pay to him any earned and unpaid salary through the date of his termination, as well as any accrued and unused paid time off and appropriate expense reimbursements, all of which we refer to as his accrued benefits. If Mr. Stevens died or his employment was terminated due to disability during the term of the agreement, in addition to his accrued benefits, Mr. Stevens (or his estate) was entitled to receive pro rata incentive compensation, based on the applicable target, for the performance periods in which his termination occurred. The pro rata incentive compensation would be paid when such incentive compensation was paid to other executives.
Mr. Stevens’s employment agreement also provided that, in the event we terminated his employment at any time without “Cause” or he resigned for “Good Reason,” he was entitled to receive payment of his accrued benefits. In addition, the agreement provided that if his employment terminated under those circumstances, absent a “Change in Control” (as defined in the agreement), and he executed a general release of any and all claims that he may have had against us in connection with his employment or termination of employment, Mr. Stevens was entitled to receive the following payments and benefits:

•	severance in the form of salary continuation payments for 18 months, equal to his monthly base salary in effect at that time;

•	payment of any accrued and unpaid incentive compensation earned prior to the date of his termination;

•
pro-rata incentive compensation with respect to the fiscal year in which the termination of employment occurs, which amount would be calculated pursuant to a formula set forth in the amended and restated employment agreements taking into account the Company’s performance and Mr. Stevens' achievement of his personal goals and objectives during the relevant fiscal year. The pro rata incentive compensation would be paid when such incentive compensation was paid to other executives;

•	continued health benefits at the same premium rates charged to other current employees for the 18-month period following termination of employment; and

•
with respect to outstanding equity awards, time-based equity grants held by Mr. Stevens at the time of termination of employment that would vest within the 18-month period (assuming a monthly vesting schedule) following the termination date would immediately vest and become exercisable.

If such termination occurred coincident with or within 18 months after a Change in Control, then he was entitled to receive the same severance benefits described above, with the following changes:

•
Mr. Stevens would be entitled to receive severance payments in an amount equal to 24 months of his monthly base salary in effect at that time, six months’ worth of which will be payable in a lump sum upon his termination, and the remainder of which was payable in installments over 18 months.

•
Mr. Stevens would be entitled to receive payment, on a pro rata basis, of incentive compensation generally based on his target incentive compensation amount for the performance period in which his termination occurs. This pro rata incentive compensation would be paid in a lump sum upon his termination.

•
Mr. Stevens would be entitled to receive a lump sum payment, upon his termination, in an amount equal to two times his target incentive compensation for the fiscal year in which his termination occurs.

•
With respect to outstanding equity awards, all equity grants held by Mr. Stevens at the time of his termination that are subject to time-based vesting conditions would immediately vest and become exercisable in full.

Mr. Stevens’s amended and restated employment agreement also contained nondisclosure, noncompetition and nonsolicitation provisions. The nondisclosure provisions provided for protection of our confidential information. The noncompetition and nonsolicitation provisions of Mr. Stevens’s agreement were designed to prevent him from competing with us or soliciting our customers or employees for a period of 18 months following termination of employment for any reason (or, in the case of a termination without Cause or Good Reason following a Change in Control as described above, for a period of 6 months). Mr. Stevens’s right to receive severance was conditioned upon Mr. Stevens's being in compliance with the confidentiality, noncompetition and nonsolicitation provisions of his agreement, and provided that we could recoup severance payments from him if he breached those restrictive covenants.

Mr. Stevens’s amended and restated employment agreement did not provide for the payment of any tax gross-up to him in the event that his severance benefits caused him to be liable for the payment of golden parachute excise taxes. We could, however, reduce his severance benefits to a level below that which would cause him to be liable for the payment of golden parachute excise taxes, if he would receive a greater net after-tax benefit by receiving the reduced severance benefits rather than receiving the full severance benefits and having to pay the excise taxes.

GCAM Letter Agreement
On January 1, 2007, we entered into a securities purchase agreement with Mr. Stevens, Mark E. Galant, the then Chairman of our Board of Directors, and GAIN Capital Group, LLC, our indirect wholly-owned subsidiary. Pursuant to the purchase agreement, we purchased all of the issued and outstanding units of GCAM, LLC, or GCAM, an entity offering managed account services, from each of Mr. Stevens, Mr. Galant and GAIN Capital Group, LLC, resulting in GCAM becoming our direct wholly-owned subsidiary. In consideration of the GCAM units, we issued 48,820 restricted stock units to Mr. Stevens which are currently vested. Pursuant to Mr. Stevens’s restricted stock unit agreement, upon a “Change of Control” as defined in the restricted stock unit agreement, he shall receive an additional award of 9,764 restricted units in exchange for $100,000 paid by him to us; provided that both he and Mr. Galant are employed by us or are providing services to us at the time of the Change of Control.
Other Named Executive Officers
Mr. Rotsztain’s, Mr. Scott’s, Mr. Emerson’s and Ms. Roady’s Employment Agreements
In April 2012, we entered into amended and restated employment agreements with Diego Rotsztain, our General Counsel, Head of Corporate Development and Secretary, Jeffrey Scott, our Chief Operating Officer, and Samantha Roady, our Chief Commercial Officer. In September 2013, we entered into an employment agreement with Jason Emerson, our Chief Financial Officer. Pursuant to their terms, the employment agreements of Ms. Roady and Messrs. Rotsztain and Scott expired in April 2015, while Mr. Emerson's employment agreement expired in September 2014. The terms of new employment agreements to govern the employment of these executives are currently being finalized. The discussion below relates solely to the terms of the employment agreements as in effect during 2014.
Under the terms of their agreements, Ms. Roady and Messrs. Rotsztain and Scott were entitled to receive annual base salaries of $325,000 and Mr. Emerson was entitled to receive an annual base salary of $250,000. Each of them was eligible to receive bonuses as determined by the Compensation Committee in its sole discretion. Messrs. Rotsztain, Scott and Emerson and Ms. Roady were also eligible to participate in any benefit plans and programs in place for our executive officers.
Each of these executives’ employment agreement provided for certain payments and benefits depending upon the circumstances of his or her termination of employment. If one of these executives resigned without “Good Reason” (as defined in the applicable agreement) or we terminated his or her employment for “Cause” (as defined in the applicable agreement), we would have to pay any earned and unpaid salary through the date of termination, as well as any accrued and unused paid time off and appropriate expense reimbursements, all of which we refer to as such executive’s accrued benefits. In the event of a termination by the Company as a result of disability or death, in addition to their accrued benefits, the executives (or their respective estates) were entitled to receive pro-rata annual incentive compensation with respect to the fiscal year in which the termination of employment occurred based on such executive’s target incentive compensation for such fiscal year. The pro rata incentive compensation would be paid when such incentive compensation is paid to other executives.
These employment agreements also provided that, in the event the executive was terminated without “Cause” (as defined in the agreement) or resigned for “Good Reason” (as defined in the agreement) other than in connection with a “Change in Control” (as defined in the agreement), he or she would be entitled to receive any earned and unpaid salary through the date of his or her termination, as well as any accrued and unused paid time off and appropriate expense reimbursements. Messrs. Rotsztain, Scott and Emerson and Ms. Roady were also entitled to receive the following payments and benefits:

•	severance in an amount equal to 12 months’ base salary at the time of termination;

•	any accrued and unpaid annual incentive compensation;

•
in the case of Messrs. Rotsztain and Scott and Ms. Roady, pro-rata incentive compensation with respect to the fiscal year in which the termination of employment occurs, which amount would be calculated pursuant to a formula set forth in the amended and restated employment agreements, taking into account the Company’s performance and such executive’s achievement of his or her personal goals and objectives during the relevant fiscal year;

•	in the case of Mr. Emerson, an amount equal to his annual cash target bonus, as determined by the Chief Executive Officer;

•
with respect to outstanding equity awards, accelerated vesting such that all equity grants held at the time of termination that would have vested within the 12-month period following the termination date if the vesting schedule for such grants were based on a monthly vesting schedule would immediately vest and become exercisable; and

•	continued health benefits at the same premium rates charged to other current employees for the 12-month period following termination of employment.
In the event of termination by the Company without “Cause” or as a result of a resignation for “Good Reason” coincident with or within 12 months after a “Change in Control,” Messrs. Rotsztain, Scott and Emerson and Ms. Roady were entitled to receive any earned and unpaid salary through the date of termination, as well as any accrued and unused paid time off and appropriate expense reimbursements. Messrs. Rotsztain, Scott and Emerson and Ms. Roady were also entitled to receive:

•	severance in an amount equal to 12 months’ (in the case of Messrs. Rotsztain and Scott and Ms. Roady) or 24 months’ (in the case of Mr. Emerson) base salary at the time of termination;

•	any accrued and unpaid annual incentive compensation;

•
pro-rata annual incentive compensation with respect to the fiscal year in which the termination of employment occurs generally based on such executive’s target incentive compensation for such fiscal year;

•	in the case of Messrs. Rotsztain and Scott and Ms. Roady, an amount equal to one times the incentive compensation for the fiscal year in which the termination of employment occurs;

•	in the case of Mr. Emerson, an amount equal to his annual cash target bonus, as determined by the Chief Executive Officer;

•
with respect to outstanding equity awards, accelerated vesting such that all equity grants held at the time of termination that were subject to time-based vesting conditions would immediately vest and become exercisable in full; and

•	continued health benefits at the same premium rates charged to other current employees (or waiver of COBRA costs in excess of such rates) for the 12-month period following termination of employment.
These employment agreements also contained nondisclosure, noncompetition and nonsolicitation provisions. The nondisclosure provisions provided for protection of the Company’s confidential information. The noncompetition and nonsolicitation provisions were designed to prevent Messrs. Rotsztain, Scott and Emerson and Ms. Roady from competing with us or soliciting our customers or employees for a period of 12-months following termination of employment (or, in the case of a termination without Cause or for Good Reason following a Change in Control as described above, for a period of 6 months).
Potential Payments Upon Termination or Change in Control Table
The table below reflects the compensation and benefits, if any, that would have been due to each of the Named Executive Officers under the terms of their employment agreements with us upon (i) a voluntary termination; (ii) a termination for cause; (iii) an involuntary termination other than for cause or resignation for good reason, both before and after a change in control; (iv) a change in control; or (v) a termination due to death, disability or retirement. As noted above, the employment agreements of each of the Named Executive Officers has expired by its terms and the terms of new employment agreements are being finalized. The amounts shown assume that each termination of employment or the change in control, as applicable, was effective as of December 31, 2014 and was governed by the terms of each of the Named Executive Officer's prior employment agreement. The amounts shown in the table are estimates of the amounts which would be paid upon termination of employment or change in control, as applicable. The actual amounts to be paid can only be determined at the time of the actual termination of employment or change of control, as applicable.
The value of accelerated vesting of options, if any, for purposes of the table below is calculated by multiplying the number of unvested shares subject to each option the vesting of which is accelerated upon the specified event by the amount by which the fair market value of a share of our Common Stock as of December 31, 2014 (which was $9.02), exceeds the per share exercise price of the option. The value of accelerated vesting and payment of restricted stock units and restricted stock awards for purposes of the table below is calculated by multiplying the aggregate number of restricted stock units/awards, the vesting of which is accelerated upon the specified event, by the fair market value of a share of our Common Stock as of December 31, 2014 (which was $9.02).

Name	Benefit	Voluntary Resignation or Termination for Cause	Termination Without Cause or Resignation for Good Reason Prior to Change in Control	Change in Control	Termination Without Cause or Resignation for Good Reason After Change in Control	Death or Disability
Glenn H. Stevens(1)	Cash severance	—	2,525,000(2)	—	5,950,000(3)	1,550,000(4)
	Option Acceleration	—	674,231(5)	811,965(6)	811,965(6)	—
	Restricted Stock Unit/Award Acceleration	—	1,536,771(7)	2,023,466(8)	2,023,466(8)	—
	Health Benefits	—	18,000(9)	—	18,000(9)	—
	Total value	$—	$4,754,002	$2,835,431	$8,803,431	$1,550,000
Jason E. Emerson(10)	Cash severance	14,904(11)	514,904(12)	—	1,014,904(13)	264,904(14)
	Option Acceleration(15)	—	—	—	—	—
	Restricted Stock Unit/Award Acceleration	—	117,393(16)	268,327(17)	268,327(17)	—
	Health Benefits	—	12,000(18)	—	12,000(18)	—
	Total value	$14,904	$644,297	$268,327	$1,295,231	$264,904
Diego A. Rotsztain(1)	Cash severance	—	650,000(19)	—	725,000(20)	200,000(21)
	Option Acceleration	—	190,971(22)	282,283(23)	282,283(23)	—
	Restricted Stock Unit/Award Acceleration	—	471,489(24)	746,080(25)	746,080(25)	—
	Health Benefits	—	12,000(18)	—	12,000(18)	—
	Total value	$—	$1,324,460	$1,028,363	$1,765,363	$200,000
Jeffrey A. Scott(1)	Cash severance	27,031(26)	617,031(27)	—	902,031(28)	302,031(29)
	Option Acceleration	—	154,834(30)	222,165(31)	222,165(31)	—
	Restricted Stock Unit/Award Acceleration	—	365,141(32)	580,437(33)	580,437(33)	—
	Health Benefits	—	12,000(18)	—	12,000(18)	—
	Total value	$27,031	$1,149,006	$802,602	$1,716,633	$302,031
Samantha Roady(1)	Cash severance	17,500(34)	587,500(35)	—	792,500(36)	267,500(37)
	Option Acceleration	—	148,834(38)	216,165(39)	216,165(39)	—
	Restricted Stock Unit/Award Acceleration	—	343,115(40)	548,777(41)	548,777(41)	—
	Health Benefits	—	12,000(18)	—	12,000(18)	—
	Total value	$17,500	$1,091,449	$764,942	$1,569,442	$267,500

(1)
The amounts reflected in this table are calculated based on the terms of the Named Executive Officer’s employment agreement effective April 2012. As noted above, this employment agreement expired by its terms in April 2015 and the terms of a new employment agreement are being finalized as of the date of this report.

(2)
Pursuant to the terms of his employment agreement, Mr. Stevens was entitled to payment of 18 months’ continued base salary plus a pro rata portion of the cash incentive compensation which he would have otherwise been paid had his employment not terminated, based on the amount that would actually have been earned. Since the table assumes termination as of December 31, 2014, Mr. Stevens’s pro rata incentive compensation payment is reflected as the full amount of the cash incentive compensation payable to him for the assumed year of termination based upon actual performance results. The amount set forth in the table is equal to 1.5 times Mr. Stevens’s 2014 base salary, $975,000, plus the full amount of Mr. Stevens’s 2014 earned cash incentive compensation, $1,550,000.

(3)
Pursuant to the terms of his employment agreement, Mr. Stevens was entitled to payment of 24 months’ base salary, 6 months of which would be paid in a lump sum upon termination and 18 months of which would be paid in monthly installments; plus a lump sum amount equal to two times his target cash incentive compensation for the fiscal year in which his termination occurs; plus the pro rata portion of the cash incentive compensation which he would have otherwise been paid for the year in which his termination occurs had his employment not terminated based on his target cash incentive compensation amount for that year. Since the table assumes termination as of December 31, 2014, Mr. Stevens’s pro rata incentive compensation payment is reflected as the full amount of the target cash incentive compensation payable to him for the assumed year of termination. The amount set forth in the table is equal to two times Mr. Stevens’s 2014 base salary, $1,300,000, plus two times Mr. Stevens’s 2014 target cash incentive compensation amount, $3,100,000, plus the full amount of Mr. Stevens’s 2014 target cash incentive compensation, $1,550,000.

(4)
Pursuant to the terms of his employment agreement, upon Mr. Stevens’s termination of employment due to disability or death, Mr. Stevens or his estate was entitled to any accrued and unpaid salary as well as any accrued but unused PTO and appropriate expense reimbursements. Mr. Stevens or his estate was also entitled to receive cash incentive compensation for such fiscal year on a pro rata basis, based on the target amount. Since the table assumes termination as of December 31, 2014, the amount reflected in the table includes the full amount of Mr. Stevens’s 2014 target incentive compensation, $1,550,000.

(5)
This amount reflects 18 months accelerated vesting of 207,693 stock options, of which the fair market value of our Common Stock as of December 31, 2014 of $9.02 exceeded the exercise price of 183,188 options.

(6)
This amount reflects the accelerated vesting of 256,565 stock options, of which the fair market value of our Common Stock as of December 31, 2014 of $9.02 exceeded the exercise price of 213,000 options.

(7)	This amount reflects 18 months accelerated vesting and payment of 170,374 restricted stock units and restricted stock awards based on a price per share as of December 31, 2014 of $9.02.

(8)	This amount reflects accelerated vesting and payment of 224,331 restricted stock units and restricted stock awards based on a price per share as of December 31, 2014 of $9.02.

(9)	This amount is equal to 18 months of continued health benefits assuming a monthly cost to the Company of $1,000 to provide such benefits.

(10)
The amounts reflected in this table are calculated based on the terms of the Named Executive Officer’s employment agreement effective September 2013 and assumes such agreement was in effect as of December 31, 2014. As noted above, this employment agreement expired by its terms in September 2014 and the terms of a new employment agreement are being finalized as of the date of this report.

(11)
Pursuant to the terms of his employment agreement, upon Mr. Emerson’s termination of employment due to voluntary resignation or termination for cause, Mr. Emerson was entitled to any accrued and unpaid salary as well as any accrued but unused PTO, and appropriate expense reimbursements. The entire amount of $14,904 represents accrued but unused PTO.

(12)
Pursuant to the terms of his employment agreement, Mr. Emerson was entitled to payment of 12 months’ continued base salary plus the full amount of his target cash bonus as determined by the Chief Executive Officer. Since the table assumes termination as of December 31, 2014, Mr. Emerson’s pro rata incentive compensation payment is reflected as the full amount of the cash incentive compensation payable to him for the assumed year of termination based upon actual performance results. The amount set forth in the table is equal to 1 times Mr. Emerson’s 2014 base salary, $250,000, plus Mr. Emerson's 2014 target cash incentive compensation, $250,000, plus accrued PTO of $14,904.

(13)
Pursuant to the terms of his employment agreement, Mr. Emerson was entitled to payment of 24 months’ continued base salary, plus the full amount of his target cash bonus as determined by the Chief Executive Officer, plus a pro rata portion of the cash incentive compensation which he would have otherwise been paid for the year in which his termination occurs had his employment not terminated based on his target cash incentive compensation amount for that year. Since the table assumes termination as of December 31, 2014, Mr. Emerson’s pro rata incentive compensation payment is reflected as the full amount of the target cash incentive compensation payable to him for the assumed year of termination. The amount set forth in the table is equal to 2 times Mr. Emerson’s 2014 base salary, $500,000, his target cash bonus of $250,000, plus the full amount of Mr. Emerson’s 2014 target cash incentive compensation, $250,000, plus accrued PTO of $14,904.

(14)
Pursuant to the terms of his employment agreement, upon Mr. Emerson’s termination of employment due to disability or death, Mr. Emerson or his estate was entitled to any accrued and unpaid salary as well as any accrued but unused PTO and appropriate expense reimbursements. Mr. Emerson or his estate was also entitled to receive cash incentive compensation for such fiscal year on a pro rata basis, based on the target amount. The amount reflected in the table includes the full amount of Mr. Emerson’s 2014 target incentive compensation, $250,000, plus accrued PTO of $14,904.

(15)
Mr. Emerson’s stock options issued during 2014 have an exercise price higher than the fair market value of $9.02 on December 31, 2014, and accordingly, there would have been no value upon acceleration of these stock options.

(16)	This amount reflects 12 months accelerated vesting and payment of 13,015 restricted stock units based on a price per share as of December 31, 2014 of $9.02.

(17)	This amount reflects accelerated vesting and payment of 29,748 restricted stock units based on a price per share as of December 31, 2014 of $9.02.

(18)	This amount is equal to 12 months of continued health benefits assuming a monthly cost to us of $1,000 to provide such benefits.

(19)
Pursuant to the terms of his employment agreement, Mr. Rotsztain was entitled to payment of 12 months’ continued base salary plus a pro rata portion of the cash incentive compensation which he would have otherwise been paid had his employment not terminated, based on the amount that would actually have been earned. Since the table assumes termination as of December 31, 2014, Mr. Rotsztain’s pro rata incentive compensation payment is reflected as the full amount of the cash incentive compensation payable to him for the assumed year of termination based upon actual performance results. The amount set forth in the table is equal to 1 times Mr. Rotsztain’s 2014 base salary, $325,000, plus the full amount of Mr. Rotsztain’s 2014 earned cash incentive compensation, $325,000.

(20)
Pursuant to the terms of his employment agreement, Mr. Rotsztain was entitled to payment of 12 months’ base salary, plus a lump sum amount equal to his target cash incentive compensation for the fiscal year in which his termination occurs, plus a pro rata portion of the cash incentive compensation which he would have otherwise been paid for the year in which his termination occurs had his employment not terminated based on his target cash incentive compensation amount for that year. Since the table assumes termination as of December 31, 2014, Mr. Rotsztain’s pro rata incentive compensation payment is reflected as the full amount of the target cash incentive compensation payable to him for the assumed year of termination. The amount set forth in the table is equal to 1 times Mr. Rotsztain’s 2014 base salary, $325,000, plus Mr. Rotsztain’s 2014 target cash incentive compensation amount, $200,000, plus the full amount of Mr. Rotsztain’s 2014 target cash incentive compensation, $200,000.

(21)
Pursuant to the terms of his employment agreement, upon Mr. Rotsztain’s termination of employment due to disability or death, Mr. Rotsztain or his estate was entitled to any accrued and unpaid salary as well as any accrued but unused PTO and appropriate expense reimbursements. Mr. Rotsztain or his estate was also entitled to receive cash incentive compensation for such fiscal year on a pro rata basis, based on the target amount. Since the table assumes termination as of December 31, 2014, the amount reflected in the table includes the full amount of Mr. Rotsztain’s 2014 target incentive compensation, $200,000.

(22)
This amount reflects 12 months accelerated vesting of 55,661 stock options, of which the fair market value of our Common Stock as of December 31, 2014 of $9.02 exceeded the exercise price of 48,731 options.

(23)	This amount reflects the accelerated vesting of 84,885 stock options, of which the fair market value of our Common Stock as of December 31, 2014 of $9.02 exceeded the exercise price of 69,043 options.

(24)	This amount reflects 12 months accelerated vesting and payment of 52,272 restricted stock units and restricted stock awards based on a price per share as of December 31, 2014 of $9.02.

(25)	This amount reflects accelerated vesting and payment of 82,714 restricted stock units and restricted stock awards based on a price per share as of December 31, 2014 of $9.02.

(26)
Pursuant to the terms of his employment agreement, upon Mr. Scott’s termination of employment due to voluntary resignation or termination for cause, Mr. Scott was entitled to any accrued and unpaid salary as well as any accrued but unused PTO and appropriate expense reimbursements. The entire amount of $27,031 represents accrued but unused PTO.

(27)
Pursuant to the terms of his employment agreement, Mr. Scott was entitled to payment of 12 months’ continued base salary plus a pro rata portion of the cash incentive compensation which he would have otherwise been paid had his employment not terminated, based on the amount that would actually have been earned. Since the table assumes termination as of December 31, 2014, Mr. Scott’s pro rata incentive compensation payment is reflected as the full amount of the cash incentive compensation payable to him for the assumed year of termination based upon actual performance results. The amount set forth in the table is equal to 1 time Mr. Scott’s 2014 base salary, $325,000, plus the full amount of Mr. Scott’s 2014 earned cash incentive compensation, $265,000, plus accrued PTO of $27,031.

(28)
Pursuant to the terms of his employment agreement, Mr. Scott was entitled to payment of 12 months’ base salary; plus a lump sum amount equal to his target cash incentive compensation for the fiscal year in which his termination occurs; plus pro rata portion of the cash incentive compensation which he would have otherwise been paid for the year in which his termination occurs had his employment not terminated based on his target cash incentive compensation amount for that year. Since the table assumes termination as of December 31, 2014, Mr. Scott’s pro rata incentive compensation payment is reflected as the full amount of the target cash incentive compensation payable to him for the assumed year of termination. The amount set forth in the table is equal to 1 times Mr. Scott’s 2014 base salary, $325,000, plus Mr. Scott’s 2014 target cash incentive compensation amount, $275,000, plus the full amount of Mr. Scott’s 2014 target cash incentive compensation, $275,000, plus accrued PTO of $27,031.

(29)
Pursuant to the terms of his employment agreement, upon Mr. Scott’s termination of employment due to disability or death, Mr. Scott or his estate was entitled to any accrued and unpaid salary as well as any accrued but unused PTO and appropriate expense reimbursements. Mr. Scott or his estate was also entitled to receive cash incentive compensation for such fiscal year on a pro rata basis, based on the target amount. Since the table assumes termination as of December 31, 2014, the amount reflected in the table includes the full amount of Mr. Scott’s 2014 target incentive compensation, $275,000, and Mr. Scott’s accrued but unused PTO, $27,031.

(30)
This amount reflects 12 months accelerated vesting of 54,025 stock options, of which the fair market value of our Common Stock as of December 31, 2014 of $9.02 exceeded the exercise price of 48,250 options.

(31)	This amount reflects the accelerated vesting of 76,451 stock options, of which the fair market value of our Common Stock as of December 31, 2014 of $9.02 exceeded the exercise price of 63,250 options.

(32)	This amount reflects 12 months accelerated vesting and payment of 40,481 restricted stock units and restricted stock awards based on a price per share as of December 31, 2014 of $9.02.

(33)	This amount reflects accelerated vesting and payment of 64,350 restricted stock units and restricted stock awards based on a price per share as of December 31, 2014 of $9.02.

(34)
Pursuant to the terms of her employment agreement, upon Ms. Roady’s termination of employment due to voluntary resignation or termination for cause, Ms. Roady was entitled to any accrued and unpaid salary as well as any accrued but unused PTO and appropriate expense reimbursements. The entire amount of $17,500 represents accrued but unused PTO.

(35)
Pursuant to the terms of her employment agreement, Ms. Roady was entitled to payment of 12 months’ continued base salary plus a pro rata portion of the cash incentive compensation which she would have otherwise been paid had her employment not terminated, based on the amount that would actually have been earned. Since the table assumes termination as of December 31, 2014, Ms. Roady’s pro rata incentive compensation payment is reflected as the full amount of the cash incentive compensation payable to her for the assumed year of termination based upon actual performance results. The amount set forth in the table is equal to 1 times Ms. Roady’s 2014 base salary, $325,000, plus the full amount of Ms. Roady’s 2014 earned cash incentive compensation, $245,000, and accrued PTO of $17,500.

(36)
Pursuant to the terms of her employment agreement, Ms. Roady was entitled to payment of 12 months’ base salary; plus a lump sum amount equal to her target cash incentive compensation for the fiscal year in which her termination occurs; plus pro rata portion of the cash incentive compensation which she would have otherwise been paid for the year in which her termination occurs had her employment not terminated based on her target cash incentive compensation amount for that year. Since the table assumes termination as of December 31, 2014, Ms. Roady’s pro rata incentive compensation payment is reflected as the full amount of the target cash incentive compensation payable to her for the assumed year of termination. The amount set forth in the table is equal to 1 times Ms. Roady’s 2014 base salary, $325,000, plus Ms. Roady’s 2014 target cash incentive compensation amount, $225,000, plus the full amount of Ms. Roady’s 2014 target cash incentive compensation, $225,000, plus accrued PTO of $17,500.

(37)
Pursuant to the terms of her employment agreement, upon Ms. Roady’s termination of employment due to disability or death, Ms. Roady or her estate was entitled to any accrued and unpaid salary as well as any accrued but unused PTO and appropriate expense reimbursements. Ms. Roady or her estate was also entitled to receive cash incentive compensation for such fiscal year on a pro rata basis, based on the target amount. Since the table assumes termination as of December 31, 2014, the amount reflected in the table includes the full amount of Ms. Roady’s 2014 target incentive compensation, $250,000, and Ms. Roady’s accrued but unused PTO, $17,500.

(38)
This amount reflects 12 months accelerated vesting of 47,448 stock options, of which the fair market value of our Common Stock as of December 31, 2014 of $9.02 exceeded the exercise price of 42,250 options.

(39)	This amount reflects the accelerated vesting of 69,131 stock options, of which the fair market value of our Common Stock as of December 31, 2014 of $7.51 exceeded the exercise price of 57,250 options.

(40)	This amount reflects 12 months accelerated vesting and payment of 38,039 restricted stock units and restricted stock awards based on a price per share as of December 31, 2014 of $9.02.

(41)	This amount reflects accelerated vesting and payment of 60,840 restricted stock units and restricted stock awards based on a price per share as of December 31, 2014 of $9.02.

DIRECTOR COMPENSATION
Discussed in the following paragraphs and tables is the compensation paid to the non-employee directors who currently serve on our Board of Directors. Directors who are also our employees do not receive any additional compensation for their service as directors.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Peter Quick	86,500	75,000	—	—	161,500
Joseph Schenk	58,750	75,000	—	—	133,750
Christopher W. Calhoun	52,000	75,000	—	—	127,000
Thomas Bevilacqua(4)	—	75,000	—	—	75,000
Christopher S. Sugden(5)	—	75,000	—	—	75,000

(1)
Mr. Stevens, a current director, as well as President and Chief Executive Officer of the Company, is not included in this table because, as an employee of the Company, he does not receive any fees for service as a director.

(2)
Our standard fee arrangements for non-employee directors in effect during 2014 included a $30,000 annual cash retainer for service as a director and an additional retainer fee of $40,000 for serving as a chairperson of the Board. The chairpersons of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are also entitled to an additional annual retainer fee of $10,000. All retainers are payable quarterly and pro-rated for service of less than a full quarter. Our non-employee directors are also entitled to additional compensation for attendance at in-person or telephonic board of directors or committee meetings of $1,500 for each in-person board of directors meeting attended, $750 for each telephonic board of directors meeting attended and $750 for each committee meeting, in-person or telephonic, attended. The following table sets forth the break-down of the fees paid to our current non-employee directors during 2014:

Name	Retainer Fees	Chair Fees	Meeting Fees	Total
Peter Quick	$30,000	$40,000	$16,500	$86,500
Joseph Schenk	30,000	10,000	18,750	58,750
Christopher W. Calhoun	30,000	10,000	12,000	52,000
Thomas Bevilacqua	—	—	—	—
Christopher S. Sugden	—	—	—	—

(3)
In 2014, each non-employee director was eligible to receive an annual grant of 7,537 restricted stock units under our 2010 Omnibus Incentive Compensation Plan. These grants vest monthly over one year, beginning on June 26, 2014, the day immediately after our 2014 Annual Meeting of Stockholders. The amounts reported represent the aggregate grant date fair value of the restricted stock unit grants made to the non-employee director under FASB ACS 718, Compensation — Stock Compensation. For information on assumptions used in determining the fair value of these restricted stock units, refer to Note 15 of our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on March 16, 2015, which is being amended by this Amendment No. 1. The aggregate number of shares underlying restricted stock units outstanding as of December 31, 2014 for each of our current non-employee directors was as follows:

Name	Number of Shares Underlying Restricted Stock Grant	Number of Shares Unvested
Peter Quick	7,537	3,769
Joseph Schenk	7,537	3,769
Christopher W. Calhoun	7,537	3,769
Thomas Bevilacqua(4)	7,537	3,769
Christopher S. Sugden	7,537	3,769

For a description of our equity award grant practices for directors, see “Item 11. Executive Compensation — Compensation Discussion and Analysis — Compensation Actions in 2014 and 2015 — Equity Award Grant Practices.”

(4)
During 2014, Mr. Bevilacqua served on our board of directors as the representative of the VPVP Funds, significant holders of our common stock, and waived his right to receive cash director fees. Mr. Bevilacqua disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(5)
During 2014, Mr. Sugden served on our board of directors as the representative of Edison Venture Fund SBIC, L.P. ("Edison"), a significant holder of our common stock, and waived his right to receive cash director fees. In December 2014, Edison made a pro rata distribution to its partners of all of the shares of our common stock that it held. As a result, we expect that Mr. Sugden will be paid cash director fees for his continuing service on our board in accordance with the standard fee arrangement for non-employee directors in future periods.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information known to the Company regarding beneficial ownership of the Company’s Common Stock, as of April 28, 2015 (or such other date as is indicated in the footnotes following the table), by each person known by the Company to own more than 5% of our Common Stock, each of our directors and each of the executive officers identified in the 2014 Summary Compensation Table and by all of the Company’s directors and current executive officers as a group (10 persons). Unless otherwise stated in the footnotes to the table below, the table lists the number of shares and percentage of shares beneficially owned as of April 28, 2015, based on 49,040,155 shares of Common Stock outstanding as of such date (excluding 2,596,175 shares held by the Company as treasury stock). Information in the table is derived from SEC filings made by such persons under Section 13 and/or under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other information received by the Company. The number of shares beneficially owned in the table below have been calculated pursuant to the rules and regulations promulgated by the SEC under Section 13 of the Exchange Act, and include securities of the Company that the persons and entities named below have the right to acquire within 60 days. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them. Unless otherwise stated in the footnotes to the table below, the business address of each person listed is c/o GAIN Capital Holdings, Inc., Bedminster One, 135 U.S. Highway 202/206, Bedminster, New Jersey 07921.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
VantagePoint Capital Partners Entities(1)	9,175,524	18.7%
City Index Group Limited(2)	5,319,149	10.8%
Richard Mashaal and Rima Senvest Management, LLC(3)	4,270,418	8.7%
Gary L. Tilkin(4)	3,625,721	7.4%
Bank of Montreal(5)	3,280,949	6.7%
Directors and Executive Officers
Christopher S. Sugden(6)	91,892	*
Christopher W. Calhoun(7)	54,048	*
Joseph Schenk(8)	106,966	*
Peter Quick(9)	122,612	*
Thomas Bevilacqua(10)	48,086	*
Glenn H. Stevens(11)	1,578,666	3.2%
Jason E. Emerson(12)	9,877	*
Diego A. Rotsztain(13)	8,503	*
Jeffrey A. Scott(14)	16,425	*
Samantha Roady(15)	304,810	*
All Directors and Executive Officers as a Group	2,341,885	4.7%

*	Represents ownership of less than 1.0%.

(1)
Includes (i) 6,576,911 shares of Common Stock held by VantagePoint Venture Partners IV (Q), L.P., (ii) 658,417 shares of Common Stock held by VantagePoint Venture Partners IV, L.P., (iii) 23,956 shares of Common Stock held by VantagePoint Venture Partners IV Principals Fund, L.P., (iv) 1,814,824 shares of Common Stock held by VP New York Venture Partners, L.P. and (v) 53,330 shares held by VantagePoint Management, Inc., in each case as reported on a Schedule 13G/A filed on February 12, 2015 with respect to shares held at December 31, 2014, and 48,086 restricted stock units granted to Mr. Bevilacqua as director compensation, of which 1,257 will vest in the next sixty days. VantagePoint Venture Associates IV, L.L.C. is the general partner of these VantagePoint limited partnerships and may be deemed to have beneficial ownership of these shares, other than those held by VantagePoint Management, Inc. Alan E. Salzman, Managing Member of VantagePoint Venture Associates IV, L.L.C. and Chief Executive Officer of VantagePoint Management, Inc., may be deemed to beneficially own the shares. Mr. Bevilacqua disclaims beneficial ownership of all shares beneficially owned by entities affiliated with VantagePoint Capital Partners, except to the extent of his pecuniary interests therein. The address of VantagePoint Capital Partners, Mr. Bevilacqua, and Mr. Salzman is 1001 Bayhill Drive, Suite 300, San Bruno, California 94066.

(2)
Amount reported represents shares of Common Stock issued to City Index Group Limited ("Seller") on April 1, 2015 as part of the consideration paid to Seller in connection with our acquisition of the outstanding common stock of City Index (Holdings) Limited, as reported on our Current Report on Form 8-K, filed with the SEC on April 1, 2015. Since the date of the acquisition, Seller may have transferred these consideration shares to its shareholders or affiliates.

(3)
Amounts shown were reported in a Schedule 13G/A filed by Rima Senvest Management, LLC and Richard Mashaal on February 13, 2015 with respect to amounts held at December 31, 2014. According to that Schedule 13G/A, (i) Rima Senvest Management, LLC has shared voting and dispositive power with respect to 3,166,567 shares of Common Stock and (ii) Mr. Mashaal has shared voting and dispositive power with respect to 4,270,418 shares. According to the Schedule 13G/A, the reported securities are held in the accounts of Senvest Master Fund, L.P. and Senvest International L.L.C. The address of Rima Senvest Management, LLC and Mr. Mashaal is 110 East 55th Street, New York, NY 10022.

(4)	Amounts shown were reported in a Schedule 13G filed by Mr. Tilkin on October 4, 2013. The address of Mr. Tilkin is 618 Kenmoor SE, Grand Rapids, MI 49546.

(5)
Amounts shown were reported on a Schedule 13G/A filed by Bank of Montreal, BMO Asset Management Corp. and BMO Harris Bank N.A. According to that Schedule 13G/A, Bank of Montreal has (i) sole voting power over 2,886,840 shares of Common Stock, (ii) sole dispositive power over 3,112,012 shares, (iii) shared voting power over an additional 5,236 shares of Common Stock, of which 3,146 are held by BMO Asset Management Corp. and 2,090 of which are held by BMO Harris Bank N.A., and (iv) shared dispositive power over an additional 168,937 shares held by BMO Harris Bank N.A. According to the 13G/A, BMO Asset Management Corp. and BMO Harris Bank N.A. are subsidiaries of Bank of Montreal, and Bank of Montreal disclaims beneficial ownership of 2,090 shares held in one or more employee benefit plans of BMO Harris Bank N.A. The address of Bank of Montreal is 1 First Canadian Place, Toronto, Ontario, Canada M5X 1A1. The address of BMO Asset Management Corp. is 115 South La Salle Street, Floor 11 West, Chicago, IL 60603. The address of BMO Harris Bank N.A. is 111 West Monroe Street, Floor 6E, Chicago, IL 60690.

(6)	Includes 1,257 restricted stock units granted to Mr. Sugden as director compensation that will vest in the next sixty days.

(7)	Includes 1,257 restricted stock units granted to Mr. Calhoun as director compensation that will vest in the next sixty days.

(8)	Includes (i) 1,257 restricted stock units granted to Mr. Schenk as director compensation that will vest in the next sixty days and (ii) 52,024 options vested.

(9)	Includes (i) 1,257 restricted stock units granted to Mr. Quick as director compensation that will vest in the next sixty days and (ii) 52,024 options vested.

(10)
Includes 1,257 restricted stock units granted to Mr. Bevilacqua as director compensation that will vest in the next sixty days. VantagePoint Venture Associates IV, L.L.C. has voting and investment control over the shares reported. Mr. Bevilacqua disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(11)	Includes 610,386 options vested.

(12)	Includes 4,884 options vested.

(13)	Consists of 8,503 options vested.

(14)	Includes 3,300 options vested.

(15)	Includes 82,930 options vested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Since January 1, 2014, we have not entered into any transactions with related persons, nor are there any currently proposed transactions with related persons, involving more than $120,000.

Review of Related Person Transactions

Our Board of Directors has adopted a written Code of Business Conduct and Ethics, under which our employees and officers are discouraged from entering into any transaction that may cause a conflict of interest for us. In addition to the Code of Business Conduct and Ethics, our Board of Directors has adopted a Related Person Transaction Policy in order to assist the Board of Directors in reviewing, approving and ratifying related person transactions and to assist the Company in complying with its disclosure obligations. Under the Related Person Transaction Policy, any transaction involving the Company in which a related person has a direct or indirect material interest must be approved or ratified by the Board of Directors. In approving or rejecting such proposed transactions, the Board of Directors considers the facts and circumstances that are available and deemed relevant, including the material terms of the transactions, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact on a director’s independence. Our Board of Directors will approve only those transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Board of Directors determines in the good-faith exercise of its discretion. Copies of each of the Code of Business Conduct and Ethics and the Related Person Transaction Policy are posted in the “Investor Relations” section of our website (ir.gaincapital.com) under the “Governance” tab.

Independence of Directors

Our Board of Directors has determined that each of the members of the Board of Directors, with the exception of Glenn H. Stevens, who serves as our President and Chief Executive Officer, is independent as that term is defined under the applicable independence listing standards of the New York Stock Exchange (“NYSE”). The NYSE independence standards include a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members have engaged in various types of business dealings with us. In addition, as further required by the NYSE rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The following table sets forth the aggregate fees for services related to the years ended December 31, 2013 and 2014 provided by Deloitte & Touche LLP, our independent registered public accounting firm (amounts in thousands).

	2013	2014
Audit Fees(a)	$1,466	$1,452
Audit-Related Fees(b)	297	116
Tax Fees(c)	118	78
All Other Fees	—	—
Total:	$1,881	$1,646

(a)
Audit Fees represent fees paid for professional services rendered for the audit of our annual consolidated financial statements and review of quarterly financial statements, as well as services provided in connection with other SEC filings.

(b)	Represents assurance and other services not directly related to the audit of the consolidated financial statements.

(c)	Tax Fees represent fees for professional services related to tax reporting, compliance and transaction services assistance.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures relating to the pre-approval of all audit and non-audit services, including tax services, to be provided by our independent auditors. Under these policies and procedures, the Audit Committee approves in advance the provision of services and fees for such services that are specifically identified in the independent auditor’s annual engagement letter for the audits and reviews, in management’s annual budget relating to services to be provided by the independent auditors and any amendments to the annual budget reflecting additional services to be provided by, or higher fees of, the independent auditors. All other services to be provided by the independent auditors are pre-approved by the Audit Committee as they arise. The Chairman of the Audit Committee has been delegated authority to pre-approve services in accordance with these policies and procedures. The Chairman is to report any such approval of services to the Audit Committee at its next meeting. The Audit Committee considers, among other things, whether the provision of such audit or non-audit services is consistent with applicable regulations regarding maintaining auditor independence, whether the provision of such services would impair the independent auditors’ independence and whether the independent auditors are best positioned to provide the most effective and efficient service.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    Exhibits

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

10.48***
Letter Agreement, dated as of December 10, 2014, by and among GAIN Capital Holdings, Inc., VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P., VantagePoint Venture Partners IV Principals Fund, L.P. and VP New York Venture Partners, L.P.

21.1***	Subsidiaries of the Registrant.

23.1***	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1***	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance***

101.SCH+	XBRL Taxonomy Extension Schema***

101.CAL+	XBRL Taxonomy Extension Calculation***

101.DEF+	XBRL Taxonomy Extension Definition***

101.LAB+	XBRL Taxonomy Extension Labels***

101.PRE+	XBRL Taxonomy Extension Presentation***

*	Filed herewith.

**	Compensation related contract.

***	Previously filed (or, with respect to 32.1 and 32.2, furnished) with our Annual Report on Form 10-K filed on March 16, 2015, which is being amended hereby.

†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

+
XBRL (Extensible Business Reporting Language) information is furnished and not filed, and is not a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2015.

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

10.48***
Letter Agreement, dated as of December 10, 2014, by and among GAIN Capital Holdings, Inc., VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P., VantagePoint Venture Partners IV Principals Fund, L.P. and VP New York Venture Partners, L.P.

21.1***	Subsidiaries of the Registrant.

23.1***	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1***	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance***

101.SCH+	XBRL Taxonomy Extension Schema***

101.CAL+	XBRL Taxonomy Extension Calculation***

101.DEF+	XBRL Taxonomy Extension Definition***

101.LAB+	XBRL Taxonomy Extension Labels***

101.PRE+	XBRL Taxonomy Extension Presentation***

*	Filed herewith.

**	Compensation related contract.

***	Previously filed (or, with respect to 32.1 and 32.2, furnished) with our Annual Report on Form 10-K filed on March 16, 2015, which is being amended hereby.

†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

+
XBRL (Extensible Business Reporting Language) information is furnished and not filed, and is not a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.