Form 10-Q
period 2015-03-31
GAIN Capital Holdings, Inc.
filed 2015-05-11
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 8, 2015, the registrant had 49,058,515 shares of common stock, $0.00001 par value per share, outstanding.

GAIN Capital Holdings, Inc.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION
GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of March 31, 2015	As of December 31, 2014
ASSETS:
Cash and cash equivalents	$90,059	$139,403
Cash and securities held for customers	826,796	759,559
Short term investments, at fair value	174	174
Receivables from banks and brokers, of which ($1,454) and $717, respectively, are at fair value	176,196	134,908
Property and equipment, net of accumulated depreciation of ($33,439) and ($31,544), respectively	17,928	18,796
Prepaid assets	3,006	2,537
Goodwill	33,653	34,567
Intangible assets, net of accumulated amortization of ($14,274) and ($12,670), respectively	58,524	60,806
Other assets, net of allowance for doubtful accounts of ($4,900) and ($4,555), respectively	32,950	35,137
Total assets	$1,239,286	$1,185,887
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers, brokers, dealers, FCMs and other regulated entities, of which ($76,053) and ($102,722), respectively, are at fair value	$826,796	$759,559
Accrued compensation and benefits	5,767	16,912
Accrued expenses and other liabilities	54,386	64,476
Income tax payable	869	1,470
Convertible senior notes	69,021	68,367
Total liabilities	956,839	910,784
Commitments and contingent liabilities
Redeemable non-controlling interests	10,467	10,209
GAIN Capital Holdings, Inc. shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized; 46,253,444 shares issued and 43,655,269 shares outstanding as of March 31, 2015; 45,582,066 shares issued and 42,934,559 shares outstanding as of December 31, 2014)	—	—
Accumulated other comprehensive loss	(4,302)	(2,054)
Additional paid-in capital	156,176	152,684
Treasury stock, at cost (2,596,175 shares at March 31, 2015 and 2,647,507 at December 31, 2014, respectively)	(16,720)	(16,720)
Retained earnings	136,826	130,984
Total GAIN Capital Holdings, Inc. shareholders’ equity	271,980	264,894
Total liabilities and shareholders’ equity	$1,239,286	$1,185,887
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
REVENUE:
Trading revenue	$66,113	$51,204
Commission revenue	28,186	29,800
Other revenue	(1,366)	83
Total non-interest revenue	92,933	81,087
Interest revenue	337	363
Interest expense	318	53
Total net interest revenue	19	310
Net revenue	92,952	81,397
OPERATING EXPENSES:
Employee compensation and benefits	22,139	21,842
Selling and marketing	4,558	6,116
Referral fees	26,578	20,688
Trading expenses	7,048	6,888
General and administrative	9,320	9,207
Depreciation and amortization	1,975	2,210
Purchased intangible amortization	2,151	1,039
Communications and technology	2,758	3,994
Bad debt provision	3,324	580
Acquisition expenses	37	426
Restructuring expenses	—	359
Integration expenses	64	1,450
Total operating expense	79,952	74,799
OPERATING PROFIT	13,000	6,598
Interest on long term borrowings	1,502	1,459
INCOME BEFORE INCOME TAX EXPENSE	11,498	5,139
Income tax expense	2,818	1,276
NET INCOME	8,680	3,863
Net income attributable to non-controlling interests	344	38
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	8,336	3,825
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustment	(2,248)	1,302
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$6,088	$5,127
Earnings per common share:
Basic	$0.19	$0.10
Diluted	$0.18	$0.09
Weighted average common shares outstanding used in computing earnings per common share:
Basic	43,206,628	39,543,586
Diluted	44,150,505	42,627,628
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE—December 31, 2014	42,934,559	$—	$(16,720)	$152,684	$130,984	$(2,054)	$264,894
Exercise of options	345,349	—	—	1,584	—	—	1,584
Conversion of restricted stock into common stock	375,361	—	—	—	—	—	—
Stock compensation expense	—	—	—	1,204	—	—	1,204
Foreign currency translation adjustment	—	—	—	—	—	(2,248)	(2,248)
Tax benefit of stock options exercises	—	—	—	704	—	—	704
Dividend declared ($0.05 quarterly dividend per share)	—	—	—	—	(2,170)	—	(2,170)
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	8,336	—	8,336
Adjustment to the redemption value of put options	—	—	—	—	(324)	—	(324)
BALANCE—March 31, 2015	43,655,269	$—	$(16,720)	$156,176	$136,826	$(4,302)	$271,980
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gain Capital Holdings, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,680	$3,863
Adjustments to reconcile net income to cash (used for) provided by operating activities
Loss on foreign currency exchange rates	2,028	634
Depreciation and amortization	4,126	4,410
Deferred taxes	818	(1,990)
Amortization of deferred financing costs	89	88
Convertible senior notes discount amortization	566	524
Bad debt provision	3,324	580
Stock compensation expense	1,204	1,005
Changes in operating assets and liabilities:
Cash and securities held for customers	(77,551)	(66,979)
Receivables from banks and brokers	(44,806)	16,764
Prepaid assets	(495)	565
Other assets	(1,080)	(5,554)
Payables to customers, brokers, dealers, FCMs and other regulated entities	77,551	66,979
Accrued compensation and benefits	(11,096)	(6,747)
Accrued expenses and other liabilities	189	(1,699)
Income tax payable	(633)	2,566
Cash (used for)/provided by operating activities	(37,086)	15,009
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,214)	(3,164)
Sale of treasury bills	—	63
Funding of acquisitions, net of cash acquired	(89)	(6,501)
Cash used for investing activities	(1,303)	(9,602)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,584	211
Tax benefit from employee stock option exercises	704	916
Contractual payments for acquisitions	(9,800)	—
Distributions to non-controlling interest holders	(410)	—
Dividend payment	(2,170)	(1,980)
Cash used for financing activities	(10,092)	(853)
Effect of exchange rate changes on cash and cash equivalents	(863)	465
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(49,344)	5,019
CASH AND CASH EQUIVALENTS—Beginning of period	139,403	39,871
CASH AND CASH EQUIVALENTS—End of period	$90,059	$44,890
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$(34)	$—
Taxes	$(1,923)	$(2,493)
Non-cash financing activities:
Common stock issued as consideration for asset and business acquisitions	$—	$1,241
Adjustment to redemption value of non-controlling interests	(324)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business

GAIN Capital Holdings, Inc., together with its subsidiaries (the “Company”) is a Delaware corporation formed and incorporated on March 24, 2006. GAIN Holdings, LLC is a wholly-owned subsidiary of GAIN Capital Holdings, Inc., and it owns all outstanding membership units of GAIN Capital Group, LLC (“Group, LLC”), the Company's primary regulated entity in the United States of America.
Group, LLC is a retail foreign exchange dealer (“RFED”) and a Futures Commission Merchant (“FCM”) registered with the Commodity Futures Trading Commission (“CFTC”). As such, it is subject to the regulations of the CFTC, an agency of the U.S. Government, and the rules of the National Futures Association (“NFA”), an industry self-regulatory organization.

GAIN Capital-Forex.com U.K. Ltd. (“GCUK”) is registered in the United Kingdom ("U.K.") and regulated by the Financial Conduct Authority (“FCA”) as a full scope €730k BIPRU Investment Firm.
The following list includes each of the Company’s significant U.S. and international regulated subsidiaries as of March 31, 2015:
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements for the interim periods. The financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission's ("SEC") regulations for interim financial statements, and, in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014 filed with the SEC on March 16, 2015 and amended on April 30, 2015 (the “2014 Form 10-K”). There have been no changes in the significant accounting policies from those included in the 2014 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after the elimination of inter-company transactions and balances.

To align the Company's presentation of expenses with the presentation utilized by competitors in its industry, the Company has presented the interest expense incurred on long-term borrowings and debt, previously presented under "Interest expense" as part of net revenue, under a separate income statement line item, "Interest expense on long term borrowings", which is shown below operating expenses.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board ("FASB") issued new guidance regarding the accounting for debt issuance costs. The guidance requires a company to present any deferred financing costs from debt issuance as a reduction of debt, which is a change from current presentation in assets. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. The Company does not expect this guidance to have a material impact on its financial statements.

In May 2014, the FASB issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. The guidance requires a company to recognize revenue when it transfers promised goods or services to customers. Recognition should be in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services. The guidance requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenues recognized. The guidance is effective for annual periods beginning after December 15, 2016. On April 1, 2015, the FASB voted to propose a deferral of the effective date of this accounting guidance by a year to annual periods beginning after December 15, 2017. As part of the proposal, early application would be permitted in annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the impact of adopting this guidance on its financial statements.

3. ADDITIONAL FINANCIAL INFORMATION
Fair Value Measurement

The Company applies applicable accounting guidance, which defines fair value as the price that would be received in exchange for an asset or paid to transfer a liability. The guidance establishes a hierarchy that categorizes financial instruments into the following three levels based on valuation technique inputs:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 - Valuations that require inputs that are both unobservable to a market participant and significant to the fair value measurement.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Money market accounts	$20,546	$—	$—	$20,546
Broker open contracts and other positions	—	(1,454)	—	(1,454)
Certificates of deposit	174	—	—	174
Investment in gold	118	—	—	118
Contingent consideration	—	—	(9,730)	(9,730)
Customer open contracts and other positions	—	76,053	—	76,053
Total	$20,838	$74,599	$(9,730)	$85,707

	Fair Value Measurements on a Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Money market accounts	$20,537	$—	$—	$20,537
Broker open contracts and other positions	—	717	—	717
Certificates of deposit	174	—	—	174
Investment in gold	118	—	—	118
Contingent consideration	—	—	(9,974)	(9,974)
Customer open contracts and other positions	—	102,722	—	102,722
Total	$20,829	$103,439	$(9,974)	$114,294
The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the three months ended March 31, 2015, nor has there been any movement between levels during this period.
Level 1 Financial Assets
The Company has money market accounts, certificates of deposit and an investment in gold that are Level 1 financial instruments that are recorded based upon listed or quoted market rates. The money market accounts are recorded in Cash and cash equivalents and Cash and securities held for customers, based upon their maturity, the certificates of deposit are recorded in Short term investments and the investment in gold is recorded in Other assets.
Level 2 Financial Assets and Liabilities
The Company has customer open contracts and other positions that are Level 2 financial instruments that are recorded in Payables to customers, brokers, dealers, FCMs and other regulated entities.
The Company has broker open contracts and other positions that are Level 2 financial instruments that are recorded in Receivables from banks and brokers.
The fair value of these Level 2 financial instruments are based upon directly observable values for underlying instruments.

Level 3 Financial Liabilities
Under the agreements governing certain of the Company's business combinations, the Company is obligated to make contingent payments that are Level 3 financial liabilities.  These contingent payments are recorded under Accrued expenses and other liabilities on the Company's condensed consolidated balance sheet. The fair value of these payments is determined using prevailing interest rates as of the balance sheet date and forecasts of the acquired company's performance, the estimation of which does not have any basis in quoted or observable markets.
The following is a rollforward of the Level 3 liabilities from January 1, 2015 to March 31, 2015 (amounts in thousands):

Liabilities	Contingent Consideration
Balance at January 1, 2015	$9,974
Unrealized gains included in earnings - currency revaluation	(443)
Unrealized losses included in earnings - discount amortization	199
Balance at March 31, 2015	$9,730

Unrealized gains included in earnings attributable to currency revaluation for Level 3 liabilities are reported in Other revenue, while unrealized losses included in earnings attributable to discount amortization are reported in Interest expense.
Financial Instruments Not Measured at Fair Value
The table below presents the carrying value, fair value, and fair value hierarchy category of certain financial instruments that are not measured at fair value in the condensed consolidated balance sheets (amounts in thousands). The carrying value of Receivables from banks and brokers not measured at fair value approximates fair value because of the relatively short period of time between their origination and expected settlement. The carrying value of Payables to customers, brokers, dealers, FCMs, and other regulated entities includes amounts deposited by customers and financial institutions as collateral for the Company's role as a clearing broker. The carrying value of Payables to customers, brokers, dealers, FCMs, and other regulated entities includes cash and open positions with relatively short time periods between origination and expected settlement. The carrying value of Convertible senior notes represents the notes’ principal amounts net of unamortized discount (see Note 7). The Company assessed the notes' fair value as determined by prevailing Company specific and risk free interest rates as of the balance sheet date. The carrying value of Accrued expenses and other liabilities includes $1.4 million, referred to as the Holdback Amount, which is an amount relating to our acquisition of Global Futures & Forex, Ltd. ("GFT"). The carrying values of Accrued expense and other liabilities not measured at fair value approximate fair value because of the relatively short period of time between their origination and expected settlement date.

	As of March 31, 2015		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from banks and brokers	$177,650	$177,650	$—	$177,650	$—
Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	902,849	902,849	—	902,849	—
Convertible senior notes	69,021	67,165	—	67,165	—
Accrued expense and other liabilities	1,366	1,366	—	1,366	—

	As of December 31, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from banks and brokers	$134,191	$134,191	$—	$134,191	$—
Financial Liabilities:
Payables to customers, brokers, dealers, FCMs and other regulated entities	$862,281	$862,281	$—	$862,281	$—
Convertible senior notes	$68,367	$66,440	$—	$66,440	$—
Accrued expense and other liabilities	$20,000	$20,000	$—	$20,000	$—

Receivables from Banks and Brokers
Amounts receivable from banks and brokers consisted of the following as of (amounts in thousands):

	March 31, 2015	December 31, 2014
Required collateral	$121,128	$95,599
Excess from futures broker - Restricted	56,522	38,592
Open positions	(1,454)	717
	$176,196	$134,908

The Company posts funds with banks and brokers as collateral required by agreements for holding trading positions. These amounts are reflected as Receivables from banks and brokers on the condensed consolidated balance sheets.
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

	March 31, 2015
	Gross amounts of assets for derivative open positions at fair value	Gross amount of liabilities for derivative open positions at fair value	Net amounts of assets/liabilities for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$127,073	$78,288	$48,785
CFD contracts	39,201	22,955	16,246
Metals contracts	16,196	6,628	9,568
Total	$182,470	$107,871	$74,599

	March 31, 2015
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from bank and brokers	$177,650	$(1,454)	$176,196
Payables to customers, brokers, dealers, FCMs and other regulated entities	$902,849	$76,053	$826,796

	December 31, 2014
	Gross amounts of assets for derivative open positions at fair value	Gross amount of liabilities for derivative open positions at fair value	Net amounts of assets/liabilities for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$168,034	$93,057	$74,977
CFD contracts	44,329	24,420	19,909
Metals contracts	16,146	7,593	8,553
Total	$228,509	$125,070	$103,439

	December 31, 2014
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from bank and brokers	$134,191	$717	$134,908
Payables to customers, brokers, dealers, FCMs and other regulated entities	$862,281	$102,722	$759,559
The Company’s derivatives have different underlyings, which vary in price. Foreign exchange contracts typically have prices less than two dollars, while certain metals contracts and contracts for difference ("CFD") can have considerably higher prices. The table below represents the number of contracts reported within Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities on the accompanying condensed consolidated balance sheets (amounts in thousands):

	March 31, 2015
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,285,442	3,065,474
CFD contracts	425,569	13,898
Metals contracts	894	499
Total	3,711,905	3,079,871

	December 31, 2014
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,147,518	2,679,041
CFD contracts	873,070	10,753
Metals contracts	835	335
Total	4,021,423	2,690,129

The Company did not designate any of its derivatives as hedging instruments at March 31, 2015 or December 31, 2014. Net gains/(losses) with respect to derivative instruments reflected in Trading Revenue in the accompanying condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2015 and 2014 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Derivative Instruments:
Foreign currency exchange contracts	$35,966	$40,739
CFD contracts	24,341	6,261
Metals contracts	5,806	4,204
Total	$66,113	$51,204
Property and Equipment
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	March 31, 2015	December 31, 2014
Software	$31,233	$30,351
Computer equipment	8,516	8,516
Leasehold improvements	6,757	6,719
Telephone equipment	719	719
Office equipment	2,332	2,345
Furniture and fixtures	1,164	1,044
Web site development costs	646	646
	51,367	50,340
Less: Accumulated depreciation and amortization	(33,439)	(31,544)
Property and equipment, net	$17,928	$18,796

As mentioned in Note 1 above, in July 2014, the Company purchased all of the outstanding share capital of Galvan and controlling interests in GAA and Top Third in March 2014. The preliminary purchase price allocation for Galvan and the final purchase price allocations for GAA and Top Third to property and equipment are detailed below in Note 5, “Acquisitions”.
Depreciation and amortization expense for property and equipment was $2.0 million and $2.2 million for the three months ended March 31, 2015 and 2014, respectively.
Intangible Assets
The Company's various intangible assets consisted of the following as of (amounts in thousands):

	March 31, 2015			December 31, 2014
Intangibles	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	$22,373	$(7,578)	$14,795	$22,945	$(7,152)	$15,793
Technology	48,376	(5,880)	42,496	48,376	(4,671)	43,705
Trademark	1,687	(816)	871	1,793	(847)	946
Total finite lived intangibles	72,436	(14,274)	58,162	73,114	(12,670)	60,444
Trademark not subject to amortization (1)	362	—	362	362	—	362
Total intangibles (2)(3)	$72,798	$(14,274)	$58,524	$73,476	$(12,670)	$60,806
(1) These indefinite-life trademarks relate to the Forex.com and foreignexchange.com domain names. Management determined there was no legal, regulatory or technological limitation on the domains' useful lives. The trademarks' value is supported annually in the Company's impairment test for intangible assets.
(2) See Note 5 for details of the intangibles acquired from the Company's GAA, Top Third and Galvan acquisitions. The technology acquired from the asset purchase agreements with Valaquenta Intellectual Property Limited ("Valaquenta") and Forexster Limited ("Forexster") is described in further detail below.
(3) The intangible assets acquired from the Company's Galvan acquisition are valued in GBP. As a result, changes in exchange rates between the periods presented impact the values of the intangible assets.
The Company has the following identifiable intangible assets:

Intangible Asset	Amount (in thousands)	Weighted average amortization period
Customer list	$22,373	7.1 years
Technology	48,376	10.0 years
Trademark (1)	2,049	5.0 years
	$72,798
(1) $0.4 million of the $2.0 million trademark have an indefinite-life, as described above.

The preliminary purchase price allocations to intangible assets for the acquisition of Galvan are detailed below in Note 5, “Acquisitions”, along with the final purchase price allocations for GAA and Top Third.
On July 10, 2014, the Company entered into asset purchase agreements with Forexster, pursuant to which one of the Company's subsidiaries, GTX Bermuda, Ltd. ("GTX Bermuda") agreed to purchase from Valaquenta and Forexster the software and other intellectual property assets utilized to operate the electronic trading platform offered to customers in the Company's GTX business. The purchase was made with a combination of $12.4 million in cash and $5.3 million in shares of the Company's unregistered common stock. Prior to the closing of the acquisitions, which took place on July 10, 2014, the Company had agreements with Valaquenta and Forexster granting it the exclusive right to use the intellectual property in the field of forex trading and non-exclusive rights to use the intellectual property for the trading of financial products in the fields of precious metals and hydrocarbons.  Following the closing of the acquisition, GTX Bermuda has full rights and title over the intellectual property for trading of currencies, commodities and any other financial instruments of any kind whatsoever. This purchase added $21.4 million to the Company's intangible assets, $3.7 million of which were previously held as a prepayment made to Forexster under an exclusive rights agreement. The Company has assigned a 10 year useful life to this asset.
Amortization expense for the purchased intangibles was $2.2 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.

Goodwill
Goodwill is calculated as the difference between the cost of acquisition of an acquired business and the fair value of the net identifiable assets of that business. As of March 31, 2015 and December 31, 2014, the Company had recorded goodwill of approximately $33.7 million and $34.6 million, respectively. The decrease of $0.9 million was primarily related to purchase price accounting adjustments related to the Galvan acquisition.
Other Assets
Other assets consisted of the following as of (amounts in thousands):

	March 31, 2015	December 31, 2014
Vendor and security deposits	$3,376	$3,373
Current tax receivable	4,502	5,084
Deferred tax assets	7,838	6,472
Indemnification asset	—	8,792
GTX trade receivables	6,478	4,190
Customer debit positions	6,348	6,594
Allowance for doubtful customer debit positions	(4,900)	(4,555)
Miscellaneous receivables and other assets	9,308	5,187
	$32,950	$35,137

Under the terms of the acquisition of GFT, an initial amount of $20.0 million, referred to as the Holdback Amount, was deferred, to be paid following the settlement of certain liabilities of GFT after the closing date of the acquisition. The selling stockholder of GFT agreed to indemnify the Company for these liabilities.

At December 31, 2014, based on the Company's best estimate of the amounts necessary to settle such liabilities, the Company recorded an indemnification asset of $8.8 million. During the three months ended March 31, 2015, the Company made a payment of $9.9 million to the selling shareholder of GFT, as required by the stock purchase agreement providing for the acquisition of GFT, which reduced the liability associated with the Holdback Amount. At the time of such payment, the Company felt it was appropriate to offset the remaining liability with the indemnification asset based on its contractual right and intention to offset such amounts. As a result, at March 31, 2015, the Company has recorded a net liability of $1.4 million in Accrued expenses and other liabilities.

4. RELATED PARTY TRANSACTIONS
Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company, which are recorded in Payables to customers, brokers, dealers, FCMs and other regulated entities on the condensed consolidated balance sheets. The aggregate amount of these funds was $4.9 million and $3.6 million at March 31, 2015 and December 31, 2014, respectively.

5. ACQUISITIONS

Galvan Research and Trading, Ltd.

In July 2014, the Company acquired all the share capital of Galvan and its subsidiaries, Faraday Research LLP and Galvan LLP. The purchase price was $20.3 million. This acquisition was made to add an advisory capability to complement the Company's retail business.

The preliminary purchase price was $9.7 million in cash and a contingent payment of $10.5 million payable over a three year period. The contingent payment amount is subject to achieving specific financial and customer account targets. The preliminary purchase price was derived as follows (amounts in thousands):

Cash	$9,732
Contingent payment	10,540
Total purchase price	$20,272
The preliminary purchase price of Galvan was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Cash and cash equivalents acquired	$2,193
Receivable from brokers	745
Property and equipment	12
Prepaid assets	94
Other current assets	64
Total tangible assets	3,108
Total liabilities assumed	1,931
Net assets	1,177
Identifiable intangible assets:
Customer list	4,203
Trade name	784
Intangible assets, net	4,987
Goodwill	$14,108

The foregoing purchase price allocation is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, property and equipment, contingent consideration, and income taxes. It will be finalized after the data necessary to complete the analyses of fair value of assets and liabilities is obtained and analyzed. The decrease of $0.9 million from December 31, 2014 was primarily related to purchase price accounting adjustments.

Global Assets Advisors, LLC

In March 2014, the Company acquired a 55% interest in GAA. The purchase price was $5.6 million. This acquisition was made to strengthen the Company's futures business.

The purchase price was derived as follows (amounts in thousands):

Cash	$4,365
Common Stock issued	1,241
Total purchase price	$5,606
The purchase price of GAA was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Non-controlling interest	$4,509

Cash and cash equivalents acquired	$360
Receivable from brokers	438
Property and equipment	148
Prepaid assets	153
Other current assets	3
Total tangible assets	1,102
Total liabilities assumed	515
Net assets	587
Identifiable intangible assets:
Customer list	3,100
Trade name	270
Intangible assets, net	3,370
Goodwill	$6,158

Top Third Ag Marketing LLC

In March 2014, the Company acquired a 55% interest in Top Third. The purchase price was a $3.5 million cash payment. This acquisition was made as part of the Company's strategy to diversify its revenue base.
The purchase price of Top Third was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Non-controlling interest	$3,885

Cash and cash equivalents acquired	$73
Receivable from brokers	663
Total tangible assets	736
Total liabilities assumed	1,103
Net assets	(367)
Identifiable intangible assets:
Customer list	3,900
Trade name	90
Intangible assets, net	3,990
Goodwill	$3,806

City Index (Holdings) Limited

On April 1, 2015, the Company acquired the entire issued and outstanding share capital of City Index (Holdings) Limited ("City Index"), a global online trading firm specializing in CFDs, forex and spread betting from City Index Group Limited.

The preliminary purchase price consisted of (i) approximately $36.2 million in cash, including $1.0 million in cash to be held in escrow and approximately $22.4 million that was used to settle certain inter-company liabilities between City Index and City Index Group Limited; (ii) 5,319,149 shares of our common stock, including 4,787,234 shares to be held in escrow; and (iii) 4.125% unsecured convertible senior notes with an aggregate principal amount of $60.0 million, including convertible senior notes with an aggregate principal amount of $54.0 million to be held in escrow.

The preliminary purchase price was derived as follows (amounts in thousands):

Cash	$13,777
Convertible senior notes	60,000
Common stock issued	48,280
Total purchase price	$122,057

The preliminary purchase price of City Index was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Cash and cash equivalents acquired	$297,933
Receivable from brokers	36,120
Property and equipment	10,405
Prepaid assets	3,970
Other current assets	1,833
Total tangible assets	350,261
Total liabilities assumed	300,930
Net assets	49,331
Identifiable intangible assets:
Customer list	14,263
Trade name	8,237
Technology	24,090
Intangible assets, net	46,590
Goodwill	$26,136

The foregoing purchase price allocation is preliminary. The final allocation will be based on final analyses of identifiable intangible assets, property and equipment, contingent consideration, and income taxes. It will be finalized after the data necessary to complete the analyses of fair value of assets and liabilities is obtained and analyzed.

Pro Forma Information:
The following unaudited pro forma operating data is presented as if the acquisition of GAA, Top Third and Galvan had occurred on January 1, 2014. The unaudited pro forma data does not include the impact of forecasted operating expense synergies.
The unaudited pro forma data is provided for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the Company and the acquired companies operated as a combined entity for the periods presented.
Unaudited pro forma income statement line items for the three months ended March 31, 2014 were as follows (amounts in thousands):

For the Three Months Ended March 31,
2014
REVENUE:
Total non-interest revenue	$86,488
Interest revenue	370
Interest expense	275
Total net interest revenue	95
Net revenue	86,583
EXPENSES:
Depreciation and amortization	2,226
Purchased intangible amortization	1,353
Other expense items	76,534
Total operating expense	80,113
OPERATING PROFIT	6,470
Interest on long term borrowings	1,459
INCOME BEFORE INCOME TAX EXPENSE	5,011
Income tax expense	1,879
NET INCOME	3,132
Net income attributable to non-controlling interest	26
Net income applicable to Gain Capital Holdings, Inc.	$3,106

The following unaudited pro forma operating data is presented as if the acquisition of City Index had occurred on January 1, 2015 and 2014, but does not reflect the proforma impact of GAA, Top Third and Galvan for the three months ended March 31, 2014.
The unaudited pro forma data does not include the impact of forecasted operating expense synergies.
The unaudited pro forma data is provided for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the Company and City Index operated as a combined entity for the periods presented.
Unaudited pro forma income statement line items for the three months ended March 31, 2015 and March 31, 2014 were as follows (amounts in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2015	2014
REVENUE:
Total non-interest revenue	$129,786	$110,914
Interest revenue	420	798
Interest expense	864	678
Total net interest revenue	(444)	120
Net revenue	129,342	111,034
EXPENSES:
Depreciation and amortization	2,619	3,496
Purchased intangible amortization	3,319	2,207
Other expense items	109,445	102,532
Total operating expense	115,383	108,235
OPERATING PROFIT	13,959	2,799
Interest on long term borrowings	2,513	2,443
INCOME BEFORE INCOME TAX EXPENSE	11,446	356
Income tax expense	4,292	133
NET INCOME	7,154	223
Net income attributable to non-controlling interest	344	38
Net income applicable to Gain Capital Holdings, Inc.	$6,810	$185

Restructuring

The Company incurred Restructuring expenses, which reflected the cost of reducing global headcount following the GFT acquisition as well as additional headcount reductions in the third quarter of 2014 that were designed to meet challenging market conditions in the first half of 2014 and to achieve greater cost efficiency in general. The Company did not incur Restructuring expenses in the three months ended March 31, 2015.

For the Three Months Ended March 31,
2015
Restructuring liability as of January 1, 2015	$374
Payments made in 2015	(187)
Restructuring liability as of March 31, 2015	$187

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

The non-controlling interests are not classified as liabilities, because redemption is not mandatory or at fixed prices. They are not classified as equity, because their redemption is not exclusively in the Company's control. Therefore, the non-controlling interests are classified as temporary equity in the condensed consolidated balance sheets.

The non-controlling interests' carrying value is determined by the Company's purchase prices, the non-controlling interests' share of the acquired companies' subsequent net income and distributions to non-controlling interest holders. This value is benchmarked against the redemption value of the sellers' put options. The carrying values are adjusted to the latter, provided that they do not fall below the initial carrying values, as determined by the Company's purchase price allocation. The Company has made a policy election to reflect any changes caused by such an adjustment in retained earnings, rather than in current earnings. The Company recorded an adjustment of $0.3 million for the three months ended March 31, 2015.

The table below reflects the non-controlling interests' effects on the Company's financial statements (amounts in thousands):

Redeemable non-controlling interests
January 1, 2015	$10,209
Adjustment to the redemption value of non-controlling interests	324
Net income attributable to non-controlling interests	344
Distributions to non-controlling interest holders	(410)
March 31, 2015	$10,467

7. CONVERTIBLE SENIOR NOTES
Convertible Senior Notes due 2018
On November 27, 2013, the Company issued $80.0 million aggregate principal amount of 4.125% Convertible Senior Notes maturing on December 1, 2018. The Company received net proceeds of $77.9 million, after deducting the initial purchasers' discount. The Convertible Senior Notes pay interest semi-annually on June 1 and December 1 at a rate of 4.125% per year, commenced on June 1, 2014.

Under accounting guidance, an entity must separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion. The separate accounting must reflect the issuer's economic interest cost.

The balances of the liability and equity components as of March 31, 2015, and December 31, 2014 were as follows (amounts in thousands):

	March 31, 2015	December 31, 2014
Liability component - principal	$80,000	$80,000
Deferred bond discount	(10,979)	(11,633)
Liability component - net carrying value	$69,021	$68,367

Additional paid in capital	$12,572	$12,572
Discount attributable to equity	(425)	(425)
Equity component	$12,147	$12,147

Interest expense related to the Convertible Senior Notes, included in Interest on long term borrowings in the condensed consolidated statements of operations and comprehensive income was as follows (amounts in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Interest expense - stated coupon rate	$825	$825
Interest expense - amortization of deferred bond discount and costs	677	634
Total interest expense - convertible senior notes	$1,502	$1,459

8. EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Anti-dilutive stock options of 0.1 million were excluded from the calculation for the three months ended March 31, 2015. Anti-dilutive stock options of 1.1 million were excluded from the calculation for the three months ended March 31, 2014.

Diluted earnings per share excludes any shares of Company common stock potentially issuable under the Company's convertible senior notes, which are discussed in Note 7. The convertible senior notes are not dilutive under present market conditions. Based upon an assumed trading price of $13 for each share of the Company's common stock, and if the relevant conditions under the indenture governing the convertible senior notes were satisfied, there would be an additional 0.5 million dilutive shares.
The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the Three Months Ended March 31,
	2015	2014
Net income applicable to GAIN Capital Holdings, Inc.	$8,336	$3,825
Adjustment to the redemption value of non-controlling interests (1)	(324)	—
Earnings available to common shareholders	$8,012	$3,825
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	43,206,628	39,543,586
Effect of dilutive securities:
Stock options	581,086	956,445
RSUs/RSAs	362,791	2,127,597
Diluted weighted average common shares outstanding	44,150,505	42,627,628
Earnings per common share
Basic	$0.19	$0.10
Diluted	$0.18	$0.09

(1)
During the three months ended March 31, 2015, the Company concluded that the value of the put options related to the Company's redeemable non-controlling interests in GAA and Top Third was less than redemption value. The adjustment to increase carrying value reduces earnings available to the Company's shareholders.

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

Through the Company's acquisition of Open E Cry, or OEC, the Company became the subject of a patent infringement lawsuit originally filed against OEC on February 9, 2010 in the U.S. District Court for the Northern District of Illinois by Trading Technologies International, Inc. ("Trading Technologies") seeking injunctive relief and unspecified damages. As reflected in a Second Amended Complaint filed on June 15, 2011, plaintiff alleged infringement of 12 patents relating to real-time display of price quotes and market depth on OEC's electronic trading interfaces. The case was consolidated with 11 related cases in February 2011, and the parties have exchanged infringement, non-infringement and invalidity contentions for several of the disputed patents. On May 6, 2015, the Company entered into a settlement and license agreement with Trading Technologies pursuant to which the Company made a one-time royalty payment to Trading Technologies in exchange for a volume-based license for the disputed patents. The Company was fully indemnified for the amount of the royalty payment by the former owner of OEC. The lawsuit was dismissed on May 6, 2015.

10. INCOME TAXES
The Company’s provision for income taxes was approximately $2.8 million and $1.3 million for the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively. These amounts reflect effective tax rates of 24.5% and 24.8% for the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively, and reflect the Company's estimate of the annual effective tax rate adjusted for certain discrete items. Changes in the Company's effective rate arise primarily from changes in the geographic mix of revenues and expenses.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the condensed consolidated balance sheets.

11. REGULATORY REQUIREMENTS
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of March 31, 2015 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$25.0	$45.8	$20.8	183%
GAIN Capital-Forex.com U.K., Ltd.	30.4	62.0	31.6	204%
Forex.com Japan Co., Ltd.	2.7	8.5	5.8	315%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	2.8	0.9	147%
GFT Global Markets Asia Pte., Ltd.	1.5	2.7	1.2	180%
GAIN Capital Forex.com Australia, Pty. Ltd.	0.8	2.3	1.5	288%
Galvan Research and Trading, Ltd.	0.5	1.5	1.0	300%
GAIN Capital-Forex.com Canada Ltd.	0.2	1.6	1.4	800%
GAIN Capital Securities, Inc.	0.1	0.5	0.4	500%
GAIN Global Markets, Inc.	0.1	0.3	0.2	300%
Global Assets Advisors, LLC	0.1	1.3	1.2	1,300%
Total	$63.3	$129.3	$66.0	204%

12. SEGMENT INFORMATION
ASC 280, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. Reportable segments are defined as an operating segment that either (a) exceeds 10% of revenue, (b) reported profit or loss in absolute amount exceeds 10% of profit of all operating segments that did not report a loss or (c) exceeds 10% of the combined assets of all operating segments. The Company’s operations relate to global trading services and solutions. Based on the Company’s management strategies, and common production, marketing, development and client coverage teams, the Company has concluded that it operates in a single operating segment.
13. SUBSEQUENT EVENTS
In May 2015, the Company announced the payment of a $0.05 dividend per share of Common Stock payable on June 23, 2015 to stockholders of record on June 12, 2015.
As discussed in Note 5 above, on April 1, 2015 the Company acquired the entire issued and outstanding share capital of City Index, a global online trading firm specializing in CFDs, forex and spread betting from City Index Group Limited. The preliminary purchase price consisted of (i) approximately $36.2 million in cash, including $1.0 million in cash to be held in escrow and approximately $22.4 million that was used to settle certain inter-company liabilities between City Index and City Index Group Limited; (ii) 5,319,149 shares of our common stock, including 4,787,234 shares to be held in escrow; and (iii) 4.125% unsecured convertible senior notes with an aggregate principal amount of $60.0 million, including convertible notes with an aggregate principal amount of $54.0 million to be held in escrow.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN”, the “Company”, “our”, “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. Our fiscal quarter ended on March 31, 2015.
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that we “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include those set forth in the section entitled “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, and discussed elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described therein and herein are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair the business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

OVERVIEW

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. We service retail and institutional customers in more than 180 countries worldwide and conduct business from our offices in Bedminster, New Jersey; Jersey City, New Jersey; Chicago, Illinois: Powell, Ohio; Grand Rapids, Michigan; London, England; Cornwall, England; Tokyo, Japan; Sydney, Australia; Beijing, China; Hong Kong and Singapore.

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

We have invested considerable resources over the past 15 years to develop our proprietary trading platforms to provide our customers with advanced price discovery, trade execution and order management functions, while improving our ability to acquire and service our customers efficiently, as well as manage market and credit risk associated with our customers' trading activity. Today our customers can trade through web-based, downloadable and mobile trading platforms and have access to innovative trading tools to assist them with research and analysis, automated trading and account management.

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

Overall market conditions in the three months ended March 31, 2015 showed improved volatility, although much of our customer trading activity was one-way trading in the Euro/U.S. dollar pair, which required us to hedge more volume with our liquidity providers and, as a result, reduced our overall revenue capture.

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

U.S. and foreign regulators have expressed their intention to review existing regulation in a number of areas as a result of the highly publicized market disruption that occurred in January 2015 when the Swiss National Bank, or SNB, announced that it would move interest rates to -0.75% and abandon the 1.20 floor for EUR/CHF that it had previously maintained. For example, following the SNB market event, the NFA increased margin requirements on certain currency pairs, including those involving the Swiss franc, Swedish krona and Norwegian krone, and regulators in other jurisdictions may follow suit.

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

Global Asset Advisors, LLC and Top Third Ag Marketing LLC Acquisitions

On March 7, 2014, we entered into a Membership Interest Purchase Agreement, which we refer to as the GAA Agreement, with Global Asset Advisors, LLC, or GAA, Lucky Good Dog, L.L.C., or LGD, Glenn A. Swanson and Andrew W. Daniels (as sellers' representative). On March 21, 2014, pursuant to the terms and subject to the conditions set forth in the GAA Agreement, we purchased 55% of the outstanding membership interests in GAA from LGD and Mr. Swanson, whom we collectively refer to as the GAA Sellers, for an aggregate purchase price consisting of (i) $4,420,240 in cash and (ii) 116,801 shares of the Company's common stock. Under the terms of the GAA Agreement, LGD and Mr. Swanson are also entitled to receive, for a period of seven years after the closing of the acquisition, annual payments of a portion of the net interest earned on the assets of clients of GAA at the time of the closing. Under the terms of the Amended and Restated Operating Agreement of GAA, which was executed at the closing of the acquisition, we have, for a period of six years after the closing, a call right to purchase the remaining membership interests in GAA for a price based on a multiple of GAA's trailing twelve month EBITDA. From the third anniversary through the sixth anniversary of the closing date, the GAA Sellers may put their remaining interests in GAA to us on the same terms.

Also on March 7, 2014, we entered into a Membership Interest Purchase Agreement, which we refer to as the Top Third Agreement, with Top Third Ag Marketing LLC, or Top Third, LGD, Mark Gold and Glenn A. Swanson. On March 21, 2014, pursuant to the terms and subject to the conditions set forth in the Top Third Agreement, we purchased 55% of the outstanding membership interests in Top Third from LGD and Messrs. Gold and Swanson, whom we collectively refer to as the Top Third Sellers, for an aggregate purchase price consisting of $4,749,289, a portion of which will be payable to Mr. Gold contingent upon satisfying certain requirements over the three year period following the closing date of the acquisition. Under the terms of the Amended and Restated Operating Agreement of Top Third, which was executed on the closing of the acquisition, we have, for a period of six years after the closing, a call right to purchase the remaining membership interests in Top Third for a price based on a multiple of Top Third's trailing twelve month EBITDA. From the third anniversary through the sixth anniversary of the closing date, the Top Third Sellers may put their remaining interests in Top Third to us on the same terms.

Galvan Acquisition

In July 2014, we closed on our acquisition of Galvan Research and Trading, Ltd., or Galvan. Galvan, along with its subsidiaries, Galvan LLP and Faraday Research LLP, provides individual investors with professional advice and trading recommendations across a wide range of markets, including FX, individual equities, equity indices and other market sectors. The consideration for the acquisition consisted of a cash payment at closing of $9.7 million, as well as an earn-out arrangement under which the sellers may be entitled to additional contingent consideration based upon the acquired businesses achieving certain performance targets in 2014, 2015 and 2016. We have estimated the acquisition date preliminary fair value of the contingent consideration to be $10.5 million.

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

Subsequent Event - City Index Acquisition

On April 1, 2015, we completed our previously announced acquisition of the entire issued and outstanding share capital of City Index (Holdings) Limited, or City Index, a global online trading firm specializing in CFDs, forex and spread betting from City Index Group Limited. The preliminary purchase price consisted of (i) approximately $36.2 million in cash, including $1,000,000 in cash to be held in escrow and approximately $22.4 million that was used to settle certain inter-company liabilities between City Index and City Index Group Limited; (ii) 5,319,149 shares of our common stock, including 4,787,234 shares to be held in escrow; and (iii) 4.125% unsecured convertible senior notes with an aggregate principal amount of $60,000,000, including convertible senior notes with an aggregate principal amount of $54,000,000 to be held in escrow. This preliminary purchase price is subject to customary post-closing adjustments.

In light of the changes to our business and operations resulting from the items discussed above, our past results may not be indicative of our future performance.

Key Income Statement Line Items and Key Operating Metrics
The following table sets forth key financial metrics for our business for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Net revenue	$92,952	$81,397
Net income applicable to GAIN Capital Holdings, Inc.	$8,336	$3,825
Revenue
We generate revenue from trading revenue, commission revenue, other revenue and interest revenue.
Trading Revenue

Trading revenue is our largest source of revenue and has historically been generated primarily in our retail forex business. As a result of our acquisitions of GFT and City Index, we expect trading revenue generated by non-forex products, particularly CFDs relating to equity indices, single stock equities and commodities, to materially increase in future periods. Trading revenue represented 71.1% and 62.9% of our total net revenue for the three months ended March 31, 2015 and March 31, 2014, respectively.

We generate trading revenue as follows:

•	for approximately 95% of our customers' trades, we receive a bid/offer spread on such trades; and

•
with respect to the remaining customer trades, which we refer to as our net exposure, we receive the net gains or losses generated through changes in the market value of the currencies or other products held in our net exposure.

As noted above, for the three months ended March 31, 2015 and March 31, 2014, approximately 96% and 94%, respectively, of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 4% and 6%, respectively, of our average daily retail trading volume consisted of our net exposure. Trade flow that is naturally hedged allows us to keep the entire bid/ask spread on the two transactions which offset each other, while for trade flow that is hedged with our liquidity providers, we keep the difference between the retail bid/ask spread we offer our customers and the wholesale bid/ask spread we pay to our liquidity providers.
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

Commission Revenue
Commission revenue comprises revenue from our GTX business, revenue from our futures business, including GAA and Top Third, revenue from our advisory business, and revenue from our sales trader business, which offers high-touch trading services to high net worth individuals and smaller institutional investors. These businesses generally generate revenue from commissions on each transaction, which are recorded under commission revenue.

Other Revenue
Other revenue comprises account management and transaction fees; inactivity and training fees charged to customer accounts; and foreign currency transaction gains and losses.

Net Interest Revenue / Expense
Net interest revenue/expense consists primarily of the revenue generated by our cash and customer cash held by us at banks and on deposit as collateral with our liquidity providers, less interest paid to our customers.
Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term U.S. government securities or treasury bills. Such deposits and investments earned interest at an average effective rate of approximately 0.1% for the three months ended March 31, 2015. Interest paid to customers varies primarily due to the net value of a customer account. A customer's net account value equals cash on deposit plus the mark to market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was negligible for the three months ended March 31, 2015, compared to $0.3 million for the three months ended March 31, 2014.
Expenses
Our expenses principally comprise employee compensation and benefits, selling and marketing, referral fees, trading expenses, general and administrative expenses, communications and technology expenses, and interest on long term borrowings, as well as expenses related to acquisitions and integration activities.

To align our presentation of expenses with the presentation utilized by competitors in our industry, we have presented interest expense incurred on borrowings and debt, previously presented under "Interest expense" as part of net revenue, under a separate income statement line item, "Interest on long term borrowings", which is shown below operating expenses.

Employee Compensation and Benefits
Employee compensation and benefits includes salaries, commissions, bonuses, stock-based compensation expense, contributions to benefit programs and other related employee costs.

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
Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from their customers.  Our indirect business accounted for 47.9% and 48.0% of retail trading volume in the three months ended March 31, 2015 and March 31, 2014, respectively.

Trading expenses
Trading expenses consist of exchange fees paid to stock exchanges and other third-parties for exchange market data that we provide to our customers or use to create our own derived data products, as well as fees for news services, clearing firms and fees paid to prime brokers in connection with our institutional GTX and futures businesses.

General and Administrative
General and administrative expenses consist of bank fees, professional fees, occupancy and equipment and other miscellaneous expenses.

Depreciation and amortization
Depreciation and amortization consists of the recognition of expense for physical assets and software purchased for use over a period of several years and the amortization for internally developed software.

Purchased Intangible Amortization
Purchased intangible amortization consists of amortization related to intangible assets we acquired in 2014, 2013 and 2012 in connection with our acquisitions. The principal intangible assets acquired were technology, customer assets and trademarks. These intangible assets have useful lives ranging from one year to ten years.

Communications and Technology
Communications and technology consists of communications fees, data fees, product development, software and maintenance expenses.

Bad debt provision
Bad debt provision represents the amounts estimated for the uncollectibility of certain outstanding balances during the period.

Restructuring Expenses
For the three months ended March 31, 2015, we did not incur any restructuring expenses. In the three months ended March 31, 2014, we incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with accounting guidance.

Acquisition Expenses
For the three months ended March 31, 2015, we incurred acquisition-related expenses, which included costs, such as legal, accounting, valuation and other costs specified in accounting guidance. These costs are expensed as incurred.

Integration Expenses
For the three months ended March 31, 2015, we incurred integration expenses, which are acquisition related costs that do not meet the definition of acquisition costs specified in accounting guidance. These costs include retention bonuses paid to employees and the cost of retiring redundant assets.

Interest on long term borrowings
Interest on long term borrowings consists of interest expense on our 4.125% Convertible Senior Notes due 2018, issued in November 2013.
Operating Metrics
The following table sets forth key operating metrics for our business for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Retail
Active OTC Accounts	107,579	97,253
Futures Contracts	2,381,073	1,609,796
OTC Trading Volume (billions)	$798.6	$566.3
Average Daily Volume (billions)	$12.6	$9.0
Client Assets (millions)	$826.8	$759.6
Institutional
Trading Volume (billions)	$1,328.3	$1,348.4
Average Daily Volume (billions)	$21.1	$21.4

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

For the three months ended March 31, 2015 and March 31, 2014, no single retail customer accounted for more than 3.0% of our retail trading volume for the period.

Active OTC Accounts
Active OTC accounts represent customers who executed at least one trade during the relevant period. We believe active OTC accounts is an important operating metric because it correlates to our trading volume and revenue.

Futures Contracts
Futures contracts represent the total number of contracts transacted by customers of our futures division.
OTC Trading Volume (Retail)
OTC trading volume (Retail) is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our retail customers. Approximately 37.5% of our customer trading volume for the three months ended March 31, 2015 was generated by our retail businesses, compared to 29.6% for the three months ended March 31, 2014.

Average Daily Volume
Average daily volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our customers in a given period divided by the number of trading days in the given period.

Client Assets
Client assets represent amounts due to clients, including customer deposits and unrealized gains or losses arising from open positions.
Trading Volume (Institutional)
Trading volume (Institutional) is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our institutional customers. Approximately 62.5% of our customer trading volume for the three months ended March 31, 2015 was generated by our institutional trading business, compared to 70.4% for the three months ended March 31, 2014.

RESULTS OF OPERATIONS
Revenue

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
REVENUE:
Trading revenue	$66,113	$51,204
Commission revenue	28,186	29,800
Other revenue	(1,366)	83
Total non-interest revenue	92,933	81,087
Interest revenue	337	363
Interest expense	318	53
Total net interest revenue	19	310
Net revenue	$92,952	$81,397
Our total net revenue increased $11.6 million, or 14.2%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014.
Trading revenue for the three months ended March 31, 2015 increased $14.9 million, or 29.1%, compared to the three months ended March 31, 2014. The increase was primarily a result of improved market conditions and increased customer trading activity.
Commission revenue decreased $1.6 million, or 5.4%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The decrease was primarily due to a decrease in revenue from our sales trader business of $9.0 million, which primarily resulted from a repositioning of that business in the the fourth quarter of 2014 that is intended to enhance overall profitability and capital efficiency going forward. This decrease was partially offset by (i) an increase in revenue from our futures businesses of approximately $3.8 million, reflecting our acquisition of 55% interests in GAA and Top Third in March 2014, as well as organic growth in our existing futures business, (ii) approximately $2.3 million in revenue from Galvan, acquired in July 2014, and (iii) a $1.3 million increase in commission revenue from our GTX business.
Other revenue decreased $1.4 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was primarily due to the impact of foreign currency revaluation.

Expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
Total Operating Expenses	$79,952	$74,799
As a percentage of net revenue	86.0%	91.9%
Our total operating expenses for the three months ended March 31, 2015 increased $5.2 million, or 6.9%, compared to the three months ended March 31, 2014, primarily due to the effects of the acquisitions described above.
The increase in operating expenses consisted primarily of an increase of $5.9 million in referral fees, an increase of $2.7 million in bad debt provision, an increase of $1.1 million in purchased intangible amortization, an increase of $0.3 million in employee compensation and benefits, and an increase of $0.2 million in trading expenses. These increases were partially offset by a decrease of $1.6 million in selling and marketing expenses, a decrease of $1.4 million in integration expenses, a decrease of $1.2 million in communication and technology expenses, a decrease of $0.4 million in acquisition expenses and a decrease of $0.4 million in restructuring expenses. The causes of these changes in expenses are discussed in more detail below.

Employee Compensation and Benefits

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
Employee compensation and benefits	$22,139	$21,842
As a percentage of net revenue	23.8%	26.8%
Employee compensation and benefits for the three months ended March 31, 2015 increased $0.3 million, or 1.4%, compared to the three months ended March 31, 2014. The increase was primarily due to the compensation and benefits for the additional employees acquired in the acquisitions of GAA, Top Third and Galvan, partially offset by the impact of restructuring activities performed in the third quarter of 2014.
Referral fees

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
Referral fees	$26,578	$20,688
As a percentage of net revenue	28.6%	25.4%
Referral fees for the three months ended March 31, 2015 increased $5.9 million, or 28.5%, compared to the three months ended March 31, 2014. This increase was primarily a result of greater customer trading volume directed to us by our white label partners and introducing brokers.
Trading expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
Trading expenses	$7,048	$6,888
As a percentage of net revenue	7.6%	8.5%
Trading expenses for the three months ended March 31, 2015 increased $0.2 million, or 2.3%, compared to the three months ended March 31, 2014. The increase was due to a $1.0 million increase in exchange and clearing fees from our futures business, primarily due to an increase in volume, partially offset by a reduction in our retail trading expenses. Retail trading expenses relate to exchange fees paid to stock exchanges and other third-parties for exchange market data that we provide to our customers or use to create our own derived data products. The reduction was due to the realization of synergies following the GFT acquisition.
Communications and technology

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
Communications and technology	$2,758	$3,994
As a percentage of net revenue	3.0%	4.9%
Communications and technology expenses for the three months ended March 31, 2015 decreased $1.2 million, or 30.9%, compared to the three months ended March 31, 2014. These decreases were due to synergies achieved as a result of the full integration of the GFT business.

Selling and Marketing Expense

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
Selling and marketing	$4,558	$6,116
As a percentage of net revenue	4.9%	7.5%
Selling and marketing expense for the three months ended March 31, 2015 decreased $1.6 million, or 25.5%, compared to the three months ended March 31, 2014. The decrease in selling and marketing expenses was primarily due to the continued optimization of our direct marketing efforts.
Purchased Intangible Amortization

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
Purchased intangible amortization	$2,151	$1,039
As a percentage of net revenue	2.3%	1.3%
Purchased intangible amortization for the three months ended March 31, 2015 increased $1.1 million compared to the three months ended March 31, 2014. This increase was primarily due to an increase in amortization relating to the acquisitions of GAA, Top Third, Galvan and the Valaquenta and Forexster intellectual property rights.
Depreciation and Amortization

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
Depreciation and amortization	$1,975	$2,210
As a percentage of net revenue	2.1%	2.7%
Depreciation and amortization decreased $0.2 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease resulted principally from ceasing to amortize prepaid exclusive intellectual property rights obtained from Valaquenta and Forexster. We purchased the Valaquenta and Forexster intellectual property rights in July 2014. These rights are now being amortized as a component of purchased intangible amortization.
Bad Debt Provision

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
Bad debt provision	$3,324	$580
As a percentage of net revenue	3.6%	0.7%

Bad debt provision increased $2.7 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was primarily due to a $2.5 million increase in bad debt as the result of negative balances experienced by some of our customers following the announcement by the SNB in January 2015 that it would move interest rates to -0.75 and abandon the 1.20 floor for EUR/CHF that it had previously maintained.
Acquisition Expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
Acquisition expenses	$37	$426
As a percentage of net revenue	—%	0.5%
Acquisition expenses are costs directly attributable to the acquisitions in 2015 and 2014, primarily consisting of legal, accounting and other professional advisory fees.
Restructuring Expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
Restructuring expenses	$—	$359
As a percentage of net revenue	—%	0.4%
Restructuring expenses reflect severance payments and related expenses that arose in connection with headcount reductions initiatives. There were no Restructuring expenses for the three months ended March 31, 2015.
Integration Expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
Integration expenses	$64	$1,450
As a percentage of net revenue	0.1%	1.8%
Integration expenses relate to acquisition-related activity; primarily employee relocation costs, retention payments to employees and accelerated amortization of assets.

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations, the issuance of debt and equity securities, including the Convertible Senior Notes due 2018 that we issued in the fourth quarter of 2013, and access to secured lines of credit. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. We expect that our capital expenditures for the next 12 months will be consistent with our historical annual spend.

We primarily hold and invest our cash at various financial institutions and in various investments, including cash held at banks, deposits at our liquidity providers and money market funds which invest in short-term U.S. government securities. In general, we believe all of our investments and deposits are of high credit quality and we have adequate liquidity to conduct our businesses.
As a holding company, nearly all of our funds from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. The following table shows the amount of cash held by our operating subsidiaries outside the United States and the amount of undistributed earnings (amounts in millions) at March 31, 2015:

Entity Name	Cash	Undistributed Earnings
GAIN Capital-Forex.com U.K., Ltd.	$453.2	$81.2
Forex.com Japan Co., Ltd.	62.3	—
GAIN Capital Forex.com Australia, Pty. Ltd.	24.7	—
GFT Global Markets UK Ltd.	—	48.4
GFT Global Markets Asia Pte., Ltd.	9.3	—
GAIN Capital-Forex.com Hong Kong, Ltd.	3.0	—
GAIN Capital-Forex.com Canada Ltd.	5.1	—
Galvan Research and Trading Ltd.	1.2	4.1
GAIN Global Markets, Inc.	0.3	—
Faraday Research LLP	0.2	0.5
GTX Bermuda Ltd.	0.7	3.3
Gain Global Markets Bermuda, Ltd.	3.0	—
Total	$563.0	$137.5
At March 31, 2015, we had approximately $137.5 million of undistributed earnings of our foreign subsidiaries indefinitely invested outside the United States. These earnings are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. No provision has been made for U.S. taxes that would arise if these earnings were repatriated to the United States. If these earnings had been repatriated into the United States as of March 31, 2015, in the form of dividends or otherwise, the Company would have been subject to additional income taxes of approximately $12.5 million.
Some of our operating subsidiaries are subject to requirements of various regulatory bodies, including the CFTC and NFA in the United States, the FCA in the United Kingdom, the FSA, METI and MAFF in Japan, the SFC in Hong Kong, IIROC and the OSC in Canada and the CIMA in the Cayman Islands, relating to liquidity and capital standards, which limit funds available for the payment of dividends to GAIN Capital Holdings, Inc. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them.

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of March 31, 2015 and the actual amounts of capital that were maintained on that date (amounts in millions):

	Minimum Regulatory	Capital Levels	Excess Net
Entity Name	Capital Requirements	Maintained	Capital
GAIN Capital Group, LLC	$25.0	$45.8	$20.8
GAIN Capital-Forex.com U.K., Ltd.	30.4	62.0	31.6
Forex.com Japan Co., Ltd.	2.7	8.5	5.8
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	2.8	0.9
GFT Global Markets Asia Pte., Ltd.	1.5	2.7	1.2
GAIN Capital Forex.com Australia, Pty. Ltd.	0.8	2.3	1.5
Galvan Research and Trading, Ltd.	0.5	1.5	1.0
GAIN Capital-Forex.com Canada Ltd.	0.2	1.6	1.4
GAIN Global Markets, Inc.	0.1	0.3	0.2
GAIN Capital Securities, Inc.	0.1	0.5	0.4
Global Assets Advisors, LLC	0.1	1.3	1.2
Total	$63.3	$129.3	$66.0

Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC, is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirement Sections 11 and 12. Under applicable provisions of these regulations, GAIN Capital Group, LLC is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin, or $20,000,000, plus 5% of all liabilities owed to customers exceeding $10,000,000. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets primarily consist of cash and cash equivalents reported on our balance sheets as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against net assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of March 31, 2015, GAIN Capital Group, LLC had net capital of approximately $45.8 million and net capital requirements of $25.0 million. As of March 31, 2015, the excess net capital of GAIN Capital Group, LLC was $20.8 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GAIN Capital Group, LLC's net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. A number of significant provisions contained in the law affect, or will affect once implementing regulations are adopted by the appropriate federal agencies, our business.  Among other things, the Dodd-Frank Act provides for additional regulation of swaps and security-based swaps, including some types of foreign exchange and metals derivatives in which we engage. The Dodd-Frank Act requires the registration of swap dealers and swap execution facilities with the CFTC and imposes significant regulatory requirements on swap dealers and swap execution facilities. Effective February 27, 2013, GAIN GTX, LLC, became provisionally registered with the CFTC and NFA as a swap dealer. Effective April 17, 2014, GTX SEF, LLC became temporarily registered with the CFTC as a swap execution facility. Certain of our other subsidiaries may be required to register, or may register voluntarily, as swap dealers and/or swap execution facilities. Swap dealers and swap execution facilities are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including adherence to risk management policies, supervisory procedures, trade record and real time reporting requirements as well as proposed rules for new minimum capital requirements. The specific parameters of these swap dealer and swap execution facility requirements are being developed by the CFTC and other regulators. The full impact of the regulation on GAIN GTX, LLC, GTX SEF, LLC and any other of our subsidiaries that register as a swap dealer and/or swap execution facility remains unclear. It is likely, however, that these entities will face increased costs due to the registration and regulatory requirements listed above. Complying with the proposed regulation of swap dealers and swap execution facilities could require us to restructure our businesses, require extensive systems changes, require personnel changes or raise additional potential liabilities and regulatory oversight. Compliance with swap-related regulatory capital requirements may require us to devote more capital to our GTX business. The increased costs associated with compliance, and the changes that will be required in our OTC and clearing businesses, may adversely impact our results of operations, cash flows, or financial condition.
We are required to maintain cash on deposit with our liquidity providers in order to conduct our hedging activities. As of March 31, 2015, we had posted $176.2 million with liquidity providers compared to $134.9 million as of December 31, 2014, an increase of $41.3 million. As of March 31, 2015, total client assets were $826.8 million compared to $759.6 million as of December 31, 2014, an increase of $67.2 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from our clients’ open positions.
The table set forth below provides information regarding our total available liquidity as of March 31, 2015 and as of December 31, 2014. We use this non-GAAP measure to evaluate our business operations and our ability to continue to grow through acquisitions (amounts in millions):

	As of March 31, 2015	As of December 31, 2014
Cash & cash equivalents	$90.1	$139.4
Cash & securities held for customers	826.8	759.6
Short term investments(1)	0.2	0.2
Receivable from banks & brokers(2)	176.2	134.9
Total operating cash	1,093.2	1,034.0
Less: Cash & securities held for customers	(826.8)	(759.6)
Net operating cash	266.4	274.5
Less: Minimum regulatory capital requirements	(63.3)	(76.3)
Convertible Senior Notes(3)	(80.0)	(80.0)
Available Liquidity(4)	$123.1	$118.2

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

(3)
The note payable amount reflects the aggregate principal amount of the notes outstanding, rather than solely the debt portion that is carried on our condensed consolidated balance sheets at March 31, 2015 and December 31, 2014.

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
The notes bear interest at a fixed rate of 4.125% per year, payable semiannually in arrears on June 1 and December 1 of each year, commenced on June 1, 2014. The semi-annual interest payment on the notes will equal approximately $1.7 million, payable in June and December 2015. The notes are convertible into cash, shares of our common stock, or a combination thereof, at our election, subject to certain limitations. The notes will mature on December 1, 2018, unless earlier converted, redeemed or repurchased. We may not redeem the notes prior to December 1, 2016.
As part of the consideration for our acquisition of City Index, we have issued 4.125% unsecured convertible senior notes with an aggregate principal amount of $60,000,000. These notes bear interest at a fixed rate of 4.125% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2015. The notes are convertible into cash, shares of our common stock, or a combination thereof, at our election, subject to certain limitations. The notes will mature approximately five years from their date of issuance, April 1, 2015, unless earlier converted, redeemed or repurchased. We may not redeem the notes until the two year period prior to the maturity date of the notes.
In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes and the convertible senior notes issued in connection with our acquisition of City Index) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and was reflected as a liability in our condensed consolidated balance sheets in an amount equal to the fair value, which, as of March 31, 2015 and December 31, 2014, was $69.0 million and $68.4 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our stockholders’ equity on our condensed consolidated balance sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of March 31, 2015 and December 31, 2014, was $12.1 million. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our consolidated income statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the debt discount and the notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as our 4.125% Convertible Senior Notes and the convertible senior notes issued in connection with our acquisition of City Index) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share unless the conversion value of the notes exceeds their principal amount at the end of the relevant reporting period. If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, were issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.

Cash Flow
The following table sets forth a summary of our cash flow for the three months ended March 31, 2015 and the three months ended March 31, 2014 (amounts in thousands):

	For the Three Months Ended March 31,
	2015	2014
Cash (used for) provided by operating activities	$(37,086)	$15,009
Cash used for investing activities	(1,303)	(9,602)
Cash used for financing activities	(10,092)	(853)
Effect of exchange rate changes on cash and cash equivalents	(863)	465
(Decrease)/increase in cash and cash equivalents	$(49,344)	$5,019
The primary drivers of our cash flow (used for)/provided by operating activities are net income and amounts posted as collateral with liquidity providers.
Amounts posted as collateral with liquidity providers were included on our balance sheets as receivables from banks and brokers and represented collateral required to be deposited with our liquidity providers in order for us to hold securities positions, as well as amounts we posted, at our discretion, with liquidity providers in excess of applicable collateral requirements. Due to an operational change made in the fourth quarter of 2014, amounts required to be posted as collateral with our liquidity providers are included on our balance sheet as receivables from banks and brokers, while discretionary amounts posted in excess of applicable collateral requirements are viewed as available cash to the extent not required to be classified as cash and securities held for customers. We receive interest on amounts we have posted as collateral with our liquidity providers. The amount of collateral required by our liquidity providers in the future will be commensurate with the amount of securities positions that they hold on our behalf. The amount of cash posted with liquidity providers in excess of applicable collateral requirements is discretionary and may increase or decrease in future periods as we determine the most efficient uses of our cash.
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
Cash used for operating activities was $(37.1) million for the three months ended March 31, 2015, compared to cash provided by operating activities of $15.0 million for the three months ended March 31, 2014. The majority of this decrease was due to additional funds deposited with brokers, partially offset by an increase in net income and a decrease in other assets.
Cash used for investing activities was $1.3 million for the three months ended March 31, 2015, primarily due to the purchase of property and equipment. Cash used for investing activities of $9.6 million for the three months ended March 31, 2014 was primarily the consideration for the acquisitions of GAA and Top Third.
Cash used for financing activities was $10.1 million for the three months ended March 31, 2015, compared to cash used for financing activities of $0.9 million for the three months ended March 31, 2014. The increase in cash used was primarily due to a deferred payment for the acquisition of GFT.
Capital Expenditures
Capital expenditures were $1.2 million for the three months ended March 31, 2015, compared to $3.2 million for the three months ended March 31, 2014. Capital expenditures for both periods primarily related to the development of our trading platforms and websites.
Contractual Obligations
For the three months ended March 31, 2015, there were no significant changes to our vendor or operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance-Sheet Arrangements
At March 31, 2015 and December 31, 2014, we did not have any off-balance-sheet arrangements.
Critical Accounting Policies and Estimates
Our Unaudited Condensed Consolidated Financial Statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on the information currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur periodically could materially impact the financial statements. While our significant accounting policies are described in more detail in the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, we believe the following accounting policies to be critical to the estimates and assumptions used in the preparation of our Unaudited Condensed Consolidated Financial Statements.
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

Income Taxes

Current income tax is calculated on the basis of the tax laws enacted or substantially enacted at the balance sheet date in the countries where we operate and generate taxable income.

Deferred income tax expenses are determined using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the consolidated financial statements and the income tax basis, using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in our condensed consolidated statements of operations and comprehensive income in the period of enactment. We routinely evaluate all deferred tax assets to determine the likelihood of their realization.

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

Business Combinations

In April 2015, we completed our acquisition of City Index.

In July 2014, we completed our acquisition of Galvan. In March 2014, we completed our acquisition of GAA and Top Third. We accounted for Galvan, GAA and Top Third in accordance with accounting guidance for business combinations, which required identifying the acquirer, determining the acquisition date, determining the purchase price and determining fair values for assets and liabilities assumed, as well as calculating goodwill.

Goodwill and Intangible Assets

Relevant accounting guidance requires purchased intangible assets other than goodwill to be amortized over their useful life unless the useful life is determined to be indefinite. If the asset is determined to have a finite life in the future, we will amortize the carrying value over the remaining useful life at that time. Our URLs (foreignexchange.com and forex.com) are indefinite life intangible assets and are, therefore, not amortized. We compare the recorded value of the indefinite life intangible assets and goodwill to their fair value on an annual basis and whenever circumstances arise that indicate that impairment may have occurred.

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

Derivatives

Forex, metals and CFDs allow for the exchange of the difference in value of a particular asset such as a stock index, energy product, or gold contracts, between the time at which a contract is opened and the time at which it is closed. Our open positions and those of our retail customers are considered derivatives under FASB ASC 815. Therefore, they are accounted for at fair value and are included in Receivables from banks and brokers and Payables to customers, brokers, dealers, FCMs and other regulated entities in the condensed consolidated balance sheets.

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

Contingent Consideration

Under the agreements governing certain of our business combinations, we are obligated to make contingent payments that are Level 3 financial liabilities.  These contingent payments are recorded under Accrued expenses and other liabilities on our condensed consolidated balance sheets. The fair value of these payments is determined using prevailing interest rates as of the balance sheet date and forecasts of the acquired company's performance, estimation of which does not have any basis in quoted or observable markets. Interest expense associated with our contingent consideration is included in earnings. Additionally, future changes in the fair value of our contingent consideration will be included in earnings, along with related interest.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our consolidated financial statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customers' cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, in money market funds that invest in short-term U.S. government securities and in United States and Canadian Imperial Bank of Commerce treasury bills. The interest rates earned on these deposits and investments affect our interest revenue. Based on the prevailing interest rates at March 31, 2015, a decrease in short-term interest rates to 0% would result in approximately $1.0 million less in annual pretax income.
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

Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of March 31, 2015, we maintained capital levels of $129.3 million, which represented approximately 2.0 times the capital we were required to hold under applicable regulations.
Cash Liquidity Risk
In normal conditions, our market making business of providing online forex trading and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currency pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with nine financial institutions. We believe that these relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds. Collateral on deposit was $177.8 million and $134.2 million at March 31, 2015 and December 31, 2014, respectively.
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

Regulatory Risk
We operate in a highly regulated industry and are subject to the risk of sanctions from U.S., federal and state, and international authorities if we fail to comply adequately with regulatory requirements. Failure to comply with applicable regulations could result in financial, operational and other penalties. Our authority to conduct business could be suspended or revoked. In addition, efforts to comply with applicable regulations may increase our costs or limit our ability to pursue certain business opportunities. Federal, state, and international regulations significantly limit the types of activities in which we may engage.

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

Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For the three months ended March 31, 2015, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2014, filed on March 16, 2015 and amended on April 30, 2015. The following supplements and amends those discussions.

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
As previously disclosed, through our acquisition of OEC, we became the subject of a patent infringement lawsuit originally filed against OEC on February 9, 2010 in the U.S. District Court for the Northern District of Illinois by Trading Technologies International, Inc. ("Trading Technologies") seeking injunctive relief and unspecified damages. As reflected in a Second Amended Complaint filed on June 15, 2011, plaintiff alleges infringement of 12 patents relating to real-time display of price quotes and market depth on OEC's electronic trading interfaces. The case was consolidated with 11 related cases in February 2011, and the parties have exchanged infringement, non-infringement and invalidity contentions for several of the disputed patents. On May 6, 2015, we entered into a settlement and license agreement with Trading Technologies pursuant to which we made a one-time royalty payment to Trading Technologies in exchange for a volume-based license for the disputed patents. We were fully indemnified for the amount of the royalty payment by the former owner of OEC. The lawsuit was dismissed on May 6, 2015.

ITEM 1A.	RISK FACTORS
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 describes the various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” There have been no material changes from the risk factors disclosed in that section of our Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities

None.
(b) Purchase of Equity Securities by the Issuer

The following table presents information regarding our purchases of common stock in the three months ended March 31, 2015:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2015-January 31, 2015	—	—	—	$8,528,167
February 1, 2015-February 28, 2015	—	—	—	$8,528,167
March 1, 2015-March 31, 2015	—	—	—	$8,528,167
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2015	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015	/s/ Jason Emerson
Jason Emerson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.