Form 10-Q
period 2015-06-30
GAIN Capital Holdings, Inc.
filed 2015-08-10
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 7, 2015, the registrant had 49,263,011 shares of common stock, $0.00001 par value per share, outstanding.

GAIN Capital Holdings, Inc.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION
GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of June 30, 2015	As of December 31, 2014
ASSETS:
Cash and cash equivalents	$135,022	$139,403
Cash and securities held for customers	1,109,406	759,559
Short term investments, at fair value	255	174
Receivables from brokers, of which ($28,358) and $717, respectively, are at fair value	157,024	134,908
Property and equipment, net of accumulated depreciation of ($38,943) and ($31,544), respectively	27,813	18,796
Prepaid assets	8,402	2,537
Goodwill	48,006	34,567
Intangible assets, net of accumulated amortization of ($25,135) and ($12,670), respectively	111,528	60,806
Other assets, net of allowance for doubtful accounts of ($5,602) and ($4,555), respectively	43,521	35,137
Total assets	$1,640,977	$1,185,887
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers, of which ($153,408) and ($102,722), respectively, are at fair value	$1,109,406	$759,559
Accrued compensation and benefits	8,462	16,912
Accrued expenses and other liabilities	53,933	64,476
Income tax payable	3,645	1,470
Convertible senior notes	119,762	68,367
Total liabilities	1,295,208	910,784
Commitments and contingent liabilities
Redeemable non-controlling interests	12,783	10,209
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized; 51,802,494 shares issued and 49,164,386 shares outstanding as of June 30, 2015; 45,582,066 shares issued and 42,934,559 shares outstanding as of December 31, 2014)	—	—
Accumulated other comprehensive income/(loss)	5,237	(2,054)
Additional paid-in capital	221,577	152,684
Treasury stock, at cost (2,638,108 shares at June 30, 2015 and 2,647,507 shares at December 31, 2014)	(17,120)	(16,720)
Retained earnings	123,292	130,984
Total shareholders’ equity	332,986	264,894
Total liabilities and shareholders’ equity	$1,640,977	$1,185,887
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE:
Retail revenue	$97,335	$60,280	$181,575	$132,766
Institutional revenue	8,383	8,586	18,442	17,104
Other revenue (See Note 3)	5,841	638	4,474	721
Total non-interest revenue	111,559	69,504	204,491	150,591
Interest revenue	314	401	651	764
Interest expense	309	142	627	222
Total net interest revenue	5	259	24	542
Net revenue	111,564	69,763	204,515	151,133
OPERATING EXPENSES:
Employee compensation and benefits	30,473	24,093	52,612	45,935
Selling and marketing	8,415	5,199	12,973	11,315
Referral fees	29,539	20,537	56,117	41,225
Trading expenses	8,226	7,169	15,274	14,057
General and administrative	14,143	9,850	23,463	19,057
Depreciation and amortization	2,738	1,798	4,713	4,008
Purchased intangible amortization	4,257	1,574	6,408	2,613
Communications and technology	5,835	3,829	8,593	7,823
Bad debt provision	1,236	582	4,560	1,162
Acquisition expenses	2,442	202	2,479	628
Restructuring expenses	1,935	212	1,935	571
Integration expenses	12,309	269	12,373	1,719
Total operating expenses	121,548	75,314	201,500	150,113
OPERATING (LOSS)/PROFIT	(9,984)	(5,551)	3,015	1,020
Interest on long term borrowings	2,554	1,462	4,056	2,894
LOSS BEFORE INCOME TAX BENEFIT	(12,538)	(7,013)	(1,041)	(1,874)
Income tax benefit	(4,124)	(2,021)	(1,306)	(745)
NET (LOSS)/INCOME	(8,414)	(4,992)	265	(1,129)
Net income attributable to non-controlling interests	416	164	760	202
NET LOSS APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	(8,830)	(5,156)	(495)	(1,331)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	9,540	1,417	7,291	2,719
NET COMPREHENSIVE INCOME/(LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$710	$(3,739)	$6,796	$1,388
Loss per common share:
Basic	$(0.23)	$(0.13)	$(0.07)	$(0.04)
Diluted	$(0.23)	$(0.13)	$(0.07)	$(0.04)
Weighted average common shares outstanding used in computing earnings per common share:
Basic	49,070,783	40,135,820	46,154,905	39,839,012
Diluted	49,070,783	40,135,820	46,154,905	39,839,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount (1)
BALANCE—December 31, 2014	42,934,559	$—	$(16,720)	$152,684	$130,984	$(2,054)	$264,894
Exercise of options	492,969	—	—	1,987	—	—	1,987
Conversion of restricted stock into common stock	415,536	—	—	—	—	—	—
Issuance of common stock	5,319,149	—	—	48,280	—	—	48,280
Employee stock purchase plan	44,106	—	—	394	—	—	394
Repurchase of shares	(41,933)	—	(400)	—	—	—	(400)
Convertible note issuance	—	—	—	15,348	—	—	15,348
Stock compensation expense	—	—	—	2,019	—	—	2,019
Foreign currency translation adjustment	—	—	—	—	—	7,291	7,291
Tax benefit of stock option exercises	—	—	—	865	—	—	865
Dividends declared ($0.05 quarterly dividend per share)	—	—	—	—	(4,627)	—	(4,627)
Net loss applicable to Gain Capital Holdings, Inc.	—	—	—	—	(495)	—	(495)
Adjustment to the redemption value of put options related to non-controlling interests	—	—	—	—	(2,570)	—	(2,570)
BALANCE—June 30, 2015	49,164,386	$—	$(17,120)	$221,577	$123,292	$5,237	$332,986
(1) - The par value of the Company's Common Stock was $492 and $430 as of June 30, 2015 and December 31, 2014, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gain Capital Holdings, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$265	$(1,129)
Adjustments to reconcile net income/(loss) to cash provided by/(used for) operating activities
Loss/(gain) on foreign currency exchange rates	3,103	(441)
Depreciation and amortization	11,121	6,621
Non-cash integration costs	10,249	—
Deferred taxes	(1,563)	(3,379)
Amortization of deferred financing costs	177	177
Convertible senior notes discount amortization	1,567	1,054
Bad debt provision	4,560	1,162
Stock compensation expense	2,019	1,837
Adjustment to fair value of contingent consideration	(4,043)	—
Changes in operating assets and liabilities:
Cash and securities held for customers	(102,746)	(103,732)
Receivables from brokers	12,486	(5,187)
Prepaid assets	(1,988)	153
Other assets	(2,504)	(5,034)
Payables to customers	102,746	103,732
Accrued compensation and benefits	(11,424)	(5,802)
Accrued expenses and other liabilities	(9,387)	(8,962)
Income tax payable	2,223	1,624
Cash provided by/(used for) operating activities	16,861	(17,306)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,517)	(4,311)
Sale of treasury bills	(4)	(2)
Funding of acquisitions, net of cash acquired	(3,258)	(6,501)
Cash used for investing activities	(11,779)	(10,814)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,987	1,113
Tax benefit related to stock option exercises	865	1,213
Proceeds from employee stock purchase plan	394	461
Purchase of treasury stock	(400)	(793)
Contractual payments for acquisitions	(9,842)	—
Distributions to non-controlling interest holders	(756)	—
Dividend payment	(4,627)	(3,993)
Cash used for financing activities	(12,379)	(1,999)
Effect of exchange rate changes on cash and cash equivalents	2,916	3,181
DECREASE IN CASH AND CASH EQUIVALENTS	(4,381)	(26,938)
CASH AND CASH EQUIVALENTS—Beginning of period	139,403	39,871
CASH AND CASH EQUIVALENTS—End of period	$135,022	$12,933
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$(2,472)	$(1,687)
Taxes	$(1,677)	$(5,179)
Non-cash financing activities:
Common stock issued as consideration for asset and business acquisitions	$(48,280)	$1,241
Convertible senior notes issued as consideration for business acquisitions	$(65,000)	$—
Adjustment to redemption value of put options related to non-controlling interests	$(2,570)	$(173)
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

GAIN Capital-Forex.com U.K. Ltd. (“GCUK”) and GAIN Capital UK Ltd. are registered in the United Kingdom ("U.K.") and regulated by the Financial Conduct Authority (“FCA”) as full scope €730k BIPRU Investment Firms.
The following list includes each of the Company’s significant U.S. and international regulated subsidiaries as of June 30, 2015:
GAIN Capital Group, LLC
GAIN Capital-Forex.com U.K., Ltd.
Forex.com Japan Co., Ltd.
GAIN Capital Forex.com Australia Pty. Ltd.
GAIN GTX, LLC
Global Assets Advisors, LLC
Top Third Ag Marketing LLC
Galvan Research and Trading, Ltd.
GAIN Capital UK Ltd.
GAIN Capital Australia Pty. Ltd.
GAIN Capital Singapore Pte. Ltd.
In April 2015, the Company acquired all of the outstanding share capital of City Index (Holdings) Limited ("City Index") from City Index Group Limited. GAIN Capital UK Ltd., GAIN Capital Australia Pty. Ltd., and GAIN Capital Singapore Pte. Ltd. are each subsidiaries of City Index that were acquired as part of the City Index acquisition. Each of these entities is regulated locally by the relevant regulators, including the FCA.
In July 2014, the Company acquired all of the outstanding share capital of Galvan Research and Trading, Ltd. ("Galvan"), a U.K. based corporation, and its subsidiaries, Faraday Research LLP and Galvan LLP. Galvan is regulated by the FCA.
In March 2014, the Company acquired controlling interests in Global Asset Advisors, LLC ("GAA") and Top Third Ag Marketing LLC ("Top Third").
See Note 5 for further details related to the Company's acquisitions.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements for the interim periods. The financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission's ("SEC") regulations for interim financial statements, and, in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014 filed with the SEC on March 16, 2015 and amended on April 30, 2015 (the “2014 Form 10-K”). There have been no changes in the significant accounting policies from those included in the 2014 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Gain Capital Holdings, Inc. and its wholly owned subsidiaries after the elimination of inter-company transactions and balances.

For the three and six months ended June 30, 2015, the Company revised its revenue captions to "Retail revenue", "Institutional revenue", and "Other revenue". Previously, certain business lines now presented in "Retail revenue" were presented in "Commission revenue". Following the City Index acquisition, organizing the Company's revenues in this fashion allows for the most useful presentation of the Company's major customer types and revenue streams, given changes to the relative current and expected magnitude of those streams. Revenues for the three and six months ended June 30, 2014 have been reclassified to align with this revised presentation. There are no changes to net revenue or net income in any period due to this reclassification.

For the period ended June 30, 2015, the Company revised certain captions shown in its condensed consolidated balance sheets. "Receivables from banks and brokers" has been renamed, "Receivables from brokers", and "Payables to customers, brokers, dealers, FCMs and other regulated entities" has been renamed "Payables to customers". The Company believes that these captions more succinctly represent the nature of the transactions and balances contained within each line item. The composition and the amounts reported in the line items have not changed.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board ("FASB") issued new guidance regarding the accounting for debt issuance costs. The guidance requires presenting any deferred financing costs from debt issuance as a reduction of debt, a change from current presentation, in which such costs are classified in assets. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect this guidance to have a material impact on its financial statements.

In May 2014, the FASB issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. The guidance requires a company to recognize revenue when it transfers promised goods or services to customers. Recognition should be in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services. The guidance requires enhanced disclosures to help financial statement users better understand the nature, amount, timing, and uncertainty of revenues recognized. The guidance is effective for annual periods beginning after December 15, 2017, which is a one year deferral from the original guidance, approved by the FASB in July 2015. Early application is permitted in annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the impact of adopting this guidance on its financial statements.

3. ADDITIONAL FINANCIAL INFORMATION
Fair Value Measurement

Accounting guidance defines fair value as the price that would be received in exchange for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy that categorizes financial instruments into the following three levels based on valuation technique inputs (highest to lowest):

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Customer open contracts and other positions	$—	$153,408	$—	$153,408
Broker open contracts and other positions	—	(28,358)	—	(28,358)
Money market accounts	20,152	—	—	20,152
Certificates of deposit	255	—	—	255
Investment in gold	116	—		116
Contingent consideration	—		(6,031)	(6,031)
Total	$20,523	$125,050	$(6,031)	$139,542

	Fair Value Measurements on a Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Customer open contracts and other positions	$—	$102,722	$—	$102,722
Broker open contracts and other positions	—	717	—	717
Money market accounts	20,537	—	—	20,537
Certificates of deposit	174	—	—	174
Investment in gold	118	—	—	118
Contingent consideration	—	—	(9,974)	(9,974)
Total	$20,829	$103,439	$(9,974)	$114,294
The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the six months ended June 30, 2015, nor has there been any movement between levels during this period.
Level 1 Financial Assets
The Company has money market accounts, certificates of deposit and an investment in gold that are Level 1 financial instruments that are recorded based upon listed or quoted market rates. The money market accounts are recorded in Cash and cash equivalents and Cash and securities held for customers. The certificates of deposit are recorded in Short term investments and the investment in gold is recorded in Other assets.
Level 2 Financial Assets and Liabilities
The Company has customer open contracts and other positions that are Level 2 financial instruments recorded in Payables to customers.
The Company has broker open contracts and other positions that are Level 2 financial instruments recorded in Receivables from brokers.
The fair value of these Level 2 financial instruments are based upon directly observable values for underlying instruments.

Level 3 Financial Liabilities
Under the agreements governing the Company's acquisition of Galvan, the Company is obligated to make contingent payments that are Level 3 financial liabilities. These contingent payments are recorded under Accrued expenses and other liabilities on the Company's condensed consolidated balance sheets. The fair value of these payments is determined using prevailing interest rates as of the balance sheet date and probability-weighted forecasts of the acquired company's performance and client accounts, the estimation of which does not have any basis in quoted or observable markets. Significant changes in any of the forecast inputs in isolation or in interest rates would result in significant fair value measurement changes.
The following is a rollforward of the Level 3 liabilities from January 1, 2015 to June 30, 2015 (amounts in thousands):

Liabilities	Contingent Consideration
Balance at January 1, 2015	$9,974
Gains included in earnings - adjustment to fair value of contingent consideration	(4,466)
Gains included in earnings - currency revaluation	100
Losses included in earnings - discount amortization	423
Balance at June 30, 2015	$6,031

Gains included in earnings - adjustment to fair value of contingent consideration and Gains included in earnings - currency revaluation for Level 3 liabilities are reported in Other revenue, while losses included in earnings attributable to discount amortization are reported in Interest expense.
Financial Instruments Not Measured at Fair Value
The table below presents the carrying value, fair value, and fair value hierarchy category of certain financial instruments that are not measured at fair value in the condensed consolidated balance sheets (amounts in thousands).

Receivables from brokers comprise open trades, which are measured at fair value (disclosed above), and the Company's deposits, which are not measured at fair value but approximate fair value. These deposits approximate fair value because they are cash balances that the Company may withdraw at its discretion. Such settlement would occur within a relatively short period of time once a withdrawal is initiated.

Payables to customers comprise open trades, which are measured at fair value (disclosed above), and customer deposits that the Company holds for its role as clearing broker. These deposits are not measured at fair value, but approximate fair value, because they are cash balances that the Company or its customers can settle at either parties' discretion. Such settlement would occur within a relatively short period of time once a withdrawal is initiated.

The carrying value of Convertible senior notes represents the notes’ principal amounts net of unamortized discount (see Note 7). The Company assessed the notes' fair value as determined by current Company-specific and risk free interest rates as of the balance sheet date.

The carrying value of Accrued expenses and other liabilities includes $1.4 million as of June 30, 2015, referred to as the Holdback Amount, which is an amount relating to our acquisition of Global Futures & Forex, Ltd. ("GFT"). These liabilities were $20.0 million as of December 31, 2014. The carrying values of Accrued expense and other liabilities not measured at fair value approximate fair value because of the relatively short period of time between their origination and expected settlement date.

	As of June 30, 2015		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$185,382	$185,382	$—	$185,382	$—
Financial Liabilities:
Payables to customers	1,262,814	1,262,814	—	1,262,814	—
Convertible senior notes	119,762	120,187	—	120,187	—
Accrued expenses and other liabilities	1,366	1,366	—	1,366	—

	As of December 31, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$134,191	$134,191	$—	$134,191	$—
Financial Liabilities:
Payables to customers	862,281	862,281	—	862,281	—
Convertible senior notes	68,367	66,440	—	66,440	—
Accrued expenses and other liabilities	20,000	20,000	—	20,000	—

Receivables from Brokers
Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	June 30, 2015	December 31, 2014
Required collateral	$162,513	$95,599
Futures brokers - Restricted	22,869	38,592
Open positions	(28,358)	717
	$157,024	$134,908

Derivatives
The Company's open contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from brokers and Payables to customers on the condensed consolidated balance sheets (amounts in thousands):

	June 30, 2015
	Derivative open positions at fair value
	Gross assets	Gross liabilities	Net assets
Derivative Instruments:
Foreign currency exchange contracts	$136,209	$59,614	$76,595
CFD contracts	144,817	107,178	37,639
Metals contracts	15,721	4,905	10,816
Total	$296,747	$171,697	$125,050

	June 30, 2015
	Net assets/liabilities at fair value
	Cash Collateral	Derivative open positions	Presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from brokers	$185,382	$(28,358)	$157,024
Payables to customers	$1,262,814	$153,408	$1,109,406

	December 31, 2014
	Derivative open positions at fair value
	Gross assets	Gross liabilities	Net assets
Derivative Instruments:
Foreign currency exchange contracts	$168,034	$93,057	$74,977
CFD contracts	44,329	24,420	19,909
Metals contracts	16,146	7,593	8,553
Total	$228,509	$125,070	$103,439

	December 31, 2014
	Net assets/liabilities at fair value
	Cash Collateral	Derivative open positions	Presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from brokers	$134,191	$717	$134,908
Payables to customers	$862,281	$102,722	$759,559
The Company’s derivatives have many different underlyings, which vary in price. Foreign exchange contracts typically have prices less than two dollars, while certain metals contracts and contracts for difference ("CFD") can have considerably higher prices. The table below represents the number of contracts underlying amounts reported within Receivables from brokers and Payables to customers on the condensed consolidated balance sheets (amounts in thousands):

	June 30, 2015
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	2,824,897	3,073,585
CFD contracts	478,704	106,087
Metals contracts	3,505	2,572
Total	3,307,106	3,182,244

	December 31, 2014
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,147,518	2,679,041
CFD contracts	873,070	10,753
Metals contracts	835	335
Total	4,021,423	2,690,129

The Company did not designate any of its derivatives as hedging instruments at June 30, 2015 or December 31, 2014. Net gains/(losses) with respect to derivative instruments reflected in Retail revenue in the accompanying condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014 were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivative Instruments:
Foreign currency exchange contracts	$61,587	$15,473	$97,552	$56,972
CFD contracts	13,523	13,289	37,864	17,493
Metals contracts	5,721	7,680	11,527	13,181
Total	$80,831	$36,442	$146,943	$87,646
Property and Equipment
Property and equipment consisted of the following as of (amounts in thousands):

	June 30, 2015	December 31, 2014
Software	$28,938	$30,351
Computer equipment	13,691	8,516
Leasehold improvements	10,375	6,719
Telephone equipment	717	719
Office equipment	2,209	2,345
Furniture and fixtures	1,572	1,044
Web site development costs	9,254	646
	66,756	50,340
Less: Accumulated depreciation and amortization	(38,943)	(31,544)
Property and equipment, net	$27,813	$18,796

As mentioned in Note 1 above, the Company purchased all of the outstanding share capital of City Index in April 2015, Galvan in July 2014 and controlling interests in GAA and Top Third in March 2014. The preliminary purchase price allocation for City Index and the final purchase price allocations for Galvan, GAA and Top Third to property and equipment are detailed below in Note 5, “Acquisitions”.
Depreciation and amortization expense for property and equipment was $2.7 million and $1.8 million for the three months ended June 30, 2015 and 2014, respectively, and $4.7 million and $4.0 million for the six months ended June 30, 2015 and 2014, respectively.
The Company adjusted the amortization period of certain property and equipment that experienced changes in useful lives as a result of the City Index acquisition. This change in useful lives resulted in an additional charge of $3.7 million during the three months ended June 30, 2015. The additional charge is recorded in integration expenses.

Intangible Assets
The Company's various intangible assets consisted of the following as of (amounts in thousands):

	June 30, 2015			December 31, 2014
Intangibles	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$53,432	$(9,396)	$44,036	$22,945	$(7,152)	$15,793
Technology	74,424	(14,623)	59,801	48,376	(4,671)	43,705
Trademarks	8,445	(1,116)	7,329	1,793	(847)	946
Total finite lived intangibles	136,301	(25,135)	111,166	73,114	(12,670)	60,444
Trademark not subject to amortization (1)	362	—	362	362	—	362
Total intangibles (2)	$136,663	$(25,135)	$111,528	$73,476	$(12,670)	$60,806
(1) These indefinite-life trademarks relate to the Forex.com and foreignexchange.com domain names. Management determined there was no legal, regulatory or technological limitation on the domains' useful lives. The trademarks' values are evaluated annually in the Company's impairment test for intangible assets.
(2) The increase in total intangibles for the six months ended June 30, 2015 is primarily due to the customer lists, technology and trademarks acquired as part of the City Index acquisition. See Note 5 for details of the intangibles acquired from the Company's City Index, GAA, Top Third and Galvan acquisitions. The technology acquired from the asset purchase agreements with Valaquenta Intellectual Property Limited ("Valaquenta") and Forexster Limited ("Forexster") is described in further detail below.
The Company has the following gross identifiable intangible assets as of June 30, 2015:

Intangible Assets	Amount (in thousands)	Weighted average amortization period
Customer lists	$53,432	8.1 years
Technology	74,424	8.9 years
Trademarks (1)	8,807	6.7 years
	$136,663
(1) Trademarks with an indefinite-life, as described above, comprise $0.4 million of the $8.8 million of trademarks.

The preliminary purchase price allocations to intangible assets for the acquisition of City Index are detailed below in Note 5, “Acquisitions”, along with the final purchase price allocations for Galvan, GAA and Top Third.
On July 10, 2014, the Company entered into asset purchase agreements with Valaquenta and Forexster, pursuant to which one of the Company's subsidiaries, GTX Bermuda, Ltd. ("GTX Bermuda"), agreed to purchase from Valaquenta and Forexster the software and other intellectual property assets utilized to operate the electronic trading platform offered to customers in the Company's GTX business. The purchase was made with a combination of $12.4 million in cash and $5.3 million in unregistered shares of the Company's common stock. Prior to the closing of the acquisitions, which took place on July 10, 2014, the Company had agreements with Valaquenta and Forexster granting it the exclusive right to use the intellectual property in the field of forex trading and non-exclusive rights to use the intellectual property for the trading of financial products in the fields of precious metals and hydrocarbons.  Following the closing of the acquisition, GTX Bermuda has full rights and title over the intellectual property for trading of currencies, commodities and any other financial instruments of any kind whatsoever. This purchase added $21.4 million to the Company's intangible assets, $3.7 million of which were previously held as a prepayment made to Forexster under the aforementioned exclusive rights agreement. The Company has assigned a 10 year useful life to this asset.
Amortization expense for the purchased intangibles was $4.3 million and $1.6 million for the three months ended June 30, 2015 and 2014, respectively, and $6.4 million and $2.6 million for the six months ended June 30, 2015 and 2014, respectively.
The Company adjusted the amortization periods of certain intangible assets that experienced a change of estimated useful lives as a result of the City Index acquisition. This change resulted in an additional charge of $6.5 million during the three months ended June 30, 2015. The additional charge is recorded in integration expenses.
Future annual estimated purchased intangible amortization expense is as follows (amounts in thousands):

Years Ended December 31:
2015	$21,700
2016	14,501
2017	13,189
2018	12,073
2019	11,489
Thereafter	38,214
Total	$111,166
Of the total future estimated amortization expense above, $13.0 million is expected to be recorded as integration expense for the acceleration of the amortization of technology platforms that are being discontinued as a result of the City Index acquisition, primarily in the second half of 2015.
Goodwill
Goodwill is calculated as the difference between the cost of an acquired business and the fair value of the net identifiable assets of that business. As of June 30, 2015 and December 31, 2014, the Company had recorded goodwill of approximately $48.0 million and $34.6 million, respectively. The increase of $13.4 million was primarily related to the City Index acquisition.
Other Assets
Other assets consisted of the following as of (amounts in thousands):

	June 30, 2015	December 31, 2014
Vendor and security deposits	$4,944	$3,373
Current tax receivable	8,682	5,084
Deferred tax assets	11,039	6,472
Indemnification asset	—	8,792
GTX trade receivables	4,347	4,190
Customer debit positions	7,311	6,594
Allowance for doubtful customer debit positions	(5,602)	(4,555)
Acquisition related receivable	7,065	—
Miscellaneous receivables and other assets	5,735	5,187
	$43,521	$35,137

Under the terms of the GFT acquisition, an initial amount of $20.0 million, referred to as the Holdback Amount, was deferred, to be paid following the settlement of certain liabilities of GFT after the closing date of the acquisition. The selling stockholder of GFT agreed to indemnify the Company for these liabilities.

At December 31, 2014, based on the Company's best estimate of the amounts necessary to settle such liabilities, the Company recorded an indemnification asset of $8.8 million. During the six months ended June 30, 2015, the Company made a payment of $9.9 million to the selling shareholder of GFT, as required by the stock purchase agreement providing for the acquisition of GFT, which reduced the liability associated with the Holdback Amount. At the time of such payment, the Company felt it was appropriate to offset the remaining liability with the indemnification asset based on its contractual rights. As a result, at June 30, 2015, the Company has recorded a net liability of $1.4 million in Accrued expenses and other liabilities.

In connection with the City Index acquisition, the Company has recorded an acquisition related receivable reflecting the Company's preliminary estimate of the working capital adjustment payable to the Company under the terms of the acquisition agreement. See note 5.

4. RELATED PARTY TRANSACTIONS
Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company, which are recorded in Payables to customers on the condensed consolidated balance sheets. The aggregate amount of these funds was $4.9 million and $3.6 million at June 30, 2015 and December 31, 2014, respectively.

IPGL Limited, the majority selling shareholder in the acquisition of City Index, has a trading account with the Company, which is recorded in Payables to customers on the condensed consolidated balance sheet. The aggregate amount of these funds was $10.0 million at June 30, 2015.

5. ACQUISITIONS

City Index (Holdings) Limited

On April 1, 2015, the Company acquired the entire issued and outstanding share capital of City Index. City Index is a global online trading firm specializing in offering CFDs, forex and spread betting for retail customers.

The preliminary purchase price consisted of approximately $6.7 million in cash, inclusive of working capital adjustments and $1.0 million in cash to be held in escrow; 5,319,149 shares of the Company's common stock; and 4.125% unsecured Convertible Senior Notes with an aggregate principal amount of $60.0 million and fair value of $65.0 million. In addition the Company paid approximately $22.4 million to settle certain inter-company liabilities between City Index and City Index Group Limited (its former parent company).

The preliminary purchase price was derived as follows (amounts in thousands):

Cash	$6,650
Convertible senior notes	65,000
Common stock issued (based on the April 1, 2015 quoted price of $9.77)	48,280
Total purchase price	$119,930
The preliminary purchase price of City Index was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Cash and cash equivalents	$32,991
Cash and securities held for customers	265,012
Receivable from brokers	35,974
Property and equipment	10,411
Prepaid assets	3,972
Other current assets	893
Total tangible assets	349,253
Total liabilities assumed	302,283
Net assets acquired	46,970
Identifiable intangible assets:
Customer list	29,143
Trade name	6,339
Technology	24,583
Intangible assets, net	60,065
Goodwill	$12,895

The foregoing purchase price allocation is preliminary. The final allocation will be based on final analyses of identifiable intangible assets and income taxes. It will be finalized after the data necessary to complete the analyses of fair value of assets and liabilities is obtained and analyzed.

For the period from acquisition to June 30, 2015, revenues generated by City Index were $24.3 million and expenses were
$30.7 million, generating losses before taxes of $6.4 million.

The weighted average lives of City Index intangible assets are 9.0 years for customer lists, 7.0 years for trade names, and 6.9 years for technology.

Galvan Research and Trading, Ltd.

In July 2014, the Company acquired all the share capital of Galvan and its subsidiaries, Faraday Research LLP and Galvan LLP. The purchase price was $20.3 million. This acquisition was made to add an advisory capability to complement the Company's retail business.

The purchase price was $9.7 million in cash and a contingent payment of $10.5 million payable over a three year period. The contingent payment is subject to a fair value assessment over the three year period. The contingent payment amount is subject to achieving specific financial and customer account targets. For the three months ended June 30, 2015, the Company adjusted the contingent payment's value (See Note 3). The purchase price was derived as follows (amounts in thousands):

Cash	$9,732
Contingent payment	10,540
Total purchase price	$20,272
The purchase price of Galvan was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Cash and cash equivalents	$2,193
Receivable from brokers	745
Property and equipment	12
Prepaid assets	94
Other current assets	64
Total tangible assets	3,108
Total liabilities assumed	1,931
Net assets acquired	1,177
Identifiable intangible assets:
Customer list	4,203
Trade name	784
Intangible assets, net	4,987
Goodwill	$14,108

Related goodwill decreased by $0.9 million relating to a decrease in total liabilities assumed from amounts estimated at December 31, 2014. This decrease primarily related to purchase price accounting adjustments.

Global Assets Advisors, LLC

In March 2014, the Company acquired a 55% interest in GAA. The purchase price was $5.6 million. This acquisition was made to strengthen the Company's futures business.

The purchase price was derived as follows (amounts in thousands):

Cash	$4,365
Common stock issued	1,241
Total purchase price	$5,606

The purchase price of GAA was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Non-controlling interest	$4,509

Cash and cash equivalents	$360
Receivable from brokers	438
Property and equipment	148
Prepaid assets	153
Other current assets	3
Total tangible assets	1,102
Total liabilities assumed	515
Net assets acquired	587
Identifiable intangible assets:
Customer list	3,100
Trade name	270
Intangible assets, net	3,370
Goodwill	$6,158

Top Third Ag Marketing LLC

In March 2014, the Company acquired a 55% interest in Top Third. The purchase price was a $3.5 million cash payment. This acquisition was made as part of the Company's strategy to diversify its revenue base.
The purchase price of Top Third was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Non-controlling interest	$3,885

Cash and cash equivalents	$73
Receivable from brokers	663
Total tangible assets	736
Total liabilities assumed	1,103
Net assets acquired	(367)
Identifiable intangible assets:
Customer list	3,900
Trade name	90
Intangible assets, net	3,990
Goodwill	$3,806

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
Unaudited pro forma income statement line items for the three and six months ended June 30, 2014 were as follows (amounts in thousands):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2014	2014
REVENUE:
Total non-interest revenue	$71,861	$158,182
Interest revenue	401	771
Interest expense	367	670
Total net interest revenue	34	101
Net revenue	71,895	158,283
EXPENSES:
Depreciation and amortization	1,800	4,025
Purchased intangible amortization	1,839	3,193
Other expense items	73,520	150,230
Total operating expense	77,159	157,448
OPERATING (LOSS)/PROFIT	(5,264)	835
Interest on long term borrowings	1,462	2,894
LOSS BEFORE INCOME TAX BENEFIT	(6,726)	(2,059)
Income tax benefit	(2,522)	(773)
NET LOSS	(4,204)	(1,286)
Net income attributable to non-controlling interests	164	196
Net loss applicable to Gain Capital Holdings, Inc.	$(4,368)	$(1,482)

The following unaudited pro forma operating data is presented as if the acquisition of City Index had occurred on January 1, 2014, and includes actual results for GAA and Top Third for periods after its acquisition in March 2014, but does not reflect actual results for Galvan, which was acquired on July 1, 2014, or any other proforma adjustments for the GAA, Top Third or Galvan acquisitions. The unaudited pro forma data does not include the impact of forecasted operating expense synergies.

The unaudited pro forma data is provided for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the Company and City Index operated as a combined entity for the periods presented.
Unaudited pro forma income statement line items for the six months ended June 30, 2015 and three and six months ended June 30, 2014 were as follows (amounts in thousands):

	For the Six Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2015	2014	2014
REVENUE:
Total non-interest revenue	$241,534	$94,173	$191,087
Interest revenue	734	614	855
Interest expense	627	142	222
Total net interest revenue	107	472	633
Net revenue	241,641	94,645	191,720
EXPENSES:
Depreciation and amortization	5,360	3,249	2,893
Purchased intangible amortization	8,492	3,877	7,178
Other expense items	224,811	101,441	181,129
Total operating expense	238,663	108,567	191,200
OPERATING PROFIT/(LOSS)	2,978	(13,922)	520
Interest on long term borrowings	5,101	2,507	3,939
LOSS BEFORE INCOME TAX BENEFIT	(2,123)	(16,429)	(3,419)
Income tax benefit	(797)	(6,161)	(1,282)
NET LOSS	(1,326)	(10,268)	(2,137)
Net income attributable to non-controlling interests	760	164	202
Net loss applicable to Gain Capital Holdings, Inc.	$(2,086)	$(10,432)	$(2,339)

Restructuring

During the second quarter of 2015, the Company incurred restructuring expenses, which reflected the cost of reducing global headcount following the City Index acquisition. The Company previously incurred restructuring expenses in connection with headcount reductions in the third quarter of 2014 that were designed to meet challenging market conditions in the first half of 2014 and to achieve greater cost efficiency in general. The Company incurred $1.2 million of restructuring expenses for the twelve months ended December 31, 2014. These expenses are recorded in Restructuring expenses in the condensed consolidated statements of operations and comprehensive income.

For the Six Months Ended June 30,
2015
Restructuring liability as of January 1, 2015	$374
2015 restructuring expenses	1,935
Payments made in 2015	(1,608)
Restructuring liability as of June 30, 2015	$701

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

The non-controlling interests are not classified as liabilities because redemption is not mandatory or at fixed prices. They are not classified as equity because their redemption is not exclusively in the Company's control. Therefore, the non-controlling interests are classified as temporary equity in the condensed consolidated balance sheets.

The non-controlling interests' carrying value is determined by the initial purchase prices for the acquired interests, the non-controlling interests' share of the acquired companies' subsequent net income, the non-controlling interests' share of the acquired companies' current net assets, and distributions to non-controlling interest holders. This value is benchmarked against the redemption value of the sellers' put options. The carrying values are adjusted to the latter, provided that they do not fall below the initial carrying values, as determined by the Company's purchase price allocation. The Company has made a policy election to reflect any changes caused by such an adjustment in retained earnings, rather than in current earnings.

For the six month period ended June 30, 2015, the Company recorded an adjustment of $2.6 million, which included an out of period adjustment of $1.3 million that reduced retained earnings and increased non-controlling interests. The out of period adjustment was recorded to correct a prior error related to the calculation of the redemption value of the non-controlling interests. The Company has determined that the out of period adjustment is immaterial both quantitatively and qualitatively to current and prior periods.

The table below reflects the non-controlling interests' effects on the Company's financial statements (amounts in thousands):

Redeemable non-controlling interests
January 1, 2015	$10,209
Adjustment to the redemption value of non-controlling interests	2,570
Net income attributable to non-controlling interests	760
Distributions to non-controlling interest holders	(756)
June 30, 2015	$12,783

7. CONVERTIBLE SENIOR NOTES
Convertible Senior Notes
On April 1, 2015, as part of the City Index acquisition consideration, the Company issued to the sellers $60.0 million aggregate principal amount of 4.125% Convertible Senior Notes maturing on April 1, 2020. These Convertible Senior Notes pay interest semi-annually on April 1 and October 1 at a rate of 4.125% per year, which will commence on October 1, 2015.

On November 27, 2013, the Company issued $80.0 million aggregate principal amount of 4.125% Convertible Senior Notes maturing on December 1, 2018. The Company received net proceeds of $77.9 million, after deducting the initial purchasers' discount. These Convertible Senior Notes pay interest semi-annually on June 1 and December 1 at a rate of 4.125% per year, which commenced on June 1, 2014.

Under accounting guidance, an entity must separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion. The separate accounting must reflect the issuer's economic interest cost.

The balances of the liability and equity components as of June 30, 2015 and December 31, 2014 were as follows (amounts in thousands):

	June 30, 2015	December 31, 2014
Liability component - principal	$140,000	$80,000
Deferred bond discount	(20,238)	(11,633)
Liability component - net carrying value	$119,762	$68,367

Additional paid in capital	$27,920	$12,572
Discount attributable to equity	(425)	(425)
Equity component	$27,495	$12,147

Interest expense related to the Convertible Senior Notes, included in Interest on long term borrowings in the condensed consolidated statements of operations and comprehensive income, was as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense - stated coupon rate	$1,443	$825	$2,268	$1,650
Interest expense - amortization of deferred bond discount and costs	1,111	531	1,788	1,054
Total interest expense - convertible senior notes	$2,554	$1,356	$4,056	$2,704

8. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Because of the loss for the three and six months ended June 30, 2015 and 2014, no shares were dilutive.

Diluted earnings per share excludes any shares of Company common stock potentially issuable under the Company's convertible senior notes, which are discussed in Note 7. The convertible senior notes due in 2018 and 2020 are not dilutive under present market conditions. Based upon an assumed trading price of $13 for each share of the Company's common stock, and if the relevant conditions under the indentures governing both 2018 and 2020 convertible senior notes were satisfied, there would be an additional 0.5 million and 1.5 million dilutive shares for the 2018 and 2020 notes, respectively.

For the convertible senior notes due in 2018 and in 2020, based on the Company's closing stock price as of June 30, 2015, there were no dilutive shares for the three and six months ended June 30, 2015 and 2014.
The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net loss applicable to GAIN Capital Holdings, Inc.	$(8,830)	$(5,156)	$(495)	$(1,331)
Adjustment to the redemption value of non-controlling interests (1)(2)	(2,246)	(176)	(2,570)	(176)
Loss available to common shareholders	$(11,076)	$(5,332)	$(3,065)	$(1,507)
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	49,070,783	40,135,820	46,154,905	39,839,012
Effect of dilutive securities:
Stock options	—	—	—	—
RSUs/RSAs	—	—	—	—
Diluted weighted average common shares outstanding	49,070,783	40,135,820	46,154,905	39,839,012
Net loss per common share:
Basic	$(0.23)	$(0.13)	$(0.07)	$(0.04)
Diluted	$(0.23)	$(0.13)	$(0.07)	$(0.04)

(1)
During the three and six months ended June 30, 2015 and 2014, the Company concluded that the value of the put options related to the Company's redeemable non-controlling interests in GAA and Top Third was less than redemption value. The adjustment to increase the carrying value reduces earnings available to the Company's shareholders for purposes of calculating basic and diluted net loss per common share.

(2)	The adjustments shown for the three and six months ended June 30, 2015 contain out of period adjustments of $1.3 million or $0.03 per diluted share (See Note 6).
9. LEGAL
From time to time the Company becomes involved in legal proceedings and, in each case, the Company assesses the likely liability and/or the amount of damages as appropriate. Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss.

For certain legal proceedings, the Company can estimate possible losses. For certain other legal proceedings, the Company cannot reasonably estimate such losses, if any, since the Company cannot predict if, how or when such proceedings will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues must be developed, including the need to discover and determine important factual matters and the need to address novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding.
Litigation
On February 16, 2012, the Company received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with the Company and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on the Company, the claimants requested, and the Company agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. The Company submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012 the Company received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. The Company subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to the Company's motion on June 2, 2013 and subsequently the Company filed a response to this answer on July 15, 2013. A hearing was held on the Company's application for strike out and/or summary judgment on September 18 and 19, 2013.  After the hearing, the judge asked the claimants to respond in writing to his additional questions from the hearing.  The claimants had until October 11, 2013 to provide answers and the Company was given until November 1, 2013 to respond.  On February 26, 2014, the judge denied the Company's motion for strike out and/or summary judgment. Case management conferences were held by the Court on October 17, 2014 and June 18, 2015. The parties are still in discovery. The Company can provide no assurances that this matter will be successfully resolved. This matter is currently pending. As of the date of this report, a potential loss or a potential range of loss cannot be reasonably estimated.

Through the Company's acquisition of Open E Cry ("OEC"), the Company became the subject of a patent infringement lawsuit originally filed against OEC on February 9, 2010 in the U.S. District Court for the Northern District of Illinois by Trading Technologies International, Inc. ("Trading Technologies") seeking injunctive relief and unspecified damages. As reflected in a Second Amended Complaint filed on June 15, 2011, plaintiff alleged infringement of 12 patents relating to real-time display of price quotes and market depth on OEC's electronic trading interfaces. The case was consolidated with 11 related cases in February 2011, and the parties have exchanged infringement, non-infringement and invalidity contentions for several of the disputed patents. On May 6, 2015, the Company entered into a settlement and license agreement with Trading Technologies pursuant to which the Company made a one-time royalty payment to Trading Technologies in exchange for a volume-based license for the disputed patents. The Company was fully indemnified for the amount of the royalty payment by the former owner of OEC and therefore the Company incurred no net expense. The lawsuit was dismissed on May 6, 2015.
10. INCOME TAXES
The Company's benefit for income taxes was approximately $4.1 million and $1.3 million for the three and six months ended June 30, 2015, respectively. The Company’s benefit for income taxes was approximately $2.0 million and $0.7 million for the three and six months ended June 30, 2014, respectively. These amounts reflect effective tax rates of 32.9% and 28.8%, adjusted for certain discrete items, for the three months ended June 30, 2015 and 2014, respectively. The Company's effective tax rates of 125.5% and 39.8% for the six months ended June 30, 2015 and 2014, respectively, reflect the Company's estimate of the annual effective tax rate adjusted for certain discrete items. Changes in the Company's effective rate arise primarily from changes in the geographic mix of revenues and expenses.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the condensed consolidated balance sheets.

11. REGULATORY REQUIREMENTS
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of June 30, 2015 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$25.1	$32.6	$7.5	130%
GAIN Capital-Forex.com U.K., Ltd.	32.1	64.0	31.9	199%
Forex.com Japan Co., Ltd.	3.6	8.5	4.9	236%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	2.7	0.8	142%
GFT Global Markets Asia Pte., Ltd.	0.7	3.1	2.4	443%
GAIN Capital Forex.com Australia, Pty. Ltd.	0.8	2.6	1.8	325%
Galvan Research and Trading, Ltd.	0.8	4.5	3.7	563%
GAIN Capital-Forex.com Canada Ltd.	0.2	1.5	1.3	750%
GAIN Capital Securities, Inc.	0.1	0.4	0.3	400%
GAIN Global Markets, Inc.	0.1	0.2	0.1	200%
GAIN Capital UK, Ltd.[1]	41.6	94.1	52.5	226%
GAIN Capital Singapore Pte. Ltd.[1]	0.7	3.2	2.5	457%
GAIN Capital Australia Pty Ltd.[1]	0.8	1.8	1.0	225%
Global Assets Advisors, LLC	0.1	0.9	0.8	900%
Total	$108.6	$220.1	$111.5	203%

(1)	Entity acquired as part of the City Index acquisition.
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
13. SUBSEQUENT EVENTS
In August 2015, the Company announced the payment of a $0.05 dividend per share of Common Stock payable on September 23, 2015 to stockholders of record on September 14, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN”, the “Company”, “our”, “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. Our fiscal quarter ended on June 30, 2015.
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

Market Environment
Overall market conditions broadly improved in the three months ended June 30, 2015, with conditions in the foreign exchange market becoming more favorable.  However, unusually adverse trading conditions in indices resulted in significantly lower revenue capture for this asset class, which tempered overall results for the quarter.

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

U.S. and foreign regulators have expressed their intention to review existing regulation in a number of areas as a result of the highly publicized market disruption that occurred on January 15, 2015, when the Swiss National Bank, or SNB, announced that it would move interest rates to -0.75% and abandon the 1.20 floor for EUR/CHF that it had previously maintained. For example, following the SNB market event, the NFA increased margin requirements on certain currency pairs, including those involving the Swiss franc, Swedish krona and Norwegian krone, and regulators in other jurisdictions may follow suit.

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

City Index Acquisition

On April 1, 2015, we completed the acquisition of the entire issued and outstanding share capital of City Index (Holdings) Limited, or City Index, a global online trading firm specializing in CFDs, forex and spread betting from City Index Group Limited. The preliminary purchase price consisted of approximately (i) $6.7 million in cash, inclusive of working capital adjustments and $1.0 million in cash to be held in escrow; (ii) 5,319,149 shares of our common stock, including 4,787,234 shares to be held in escrow; and (iii) 4.125% unsecured Convertible Senior Notes with an aggregate principal amount of $60.0 million, including convertible senior notes with an aggregate principal amount of $54.0 million to be held in escrow. In addition, we paid approximately $22.4 million to settle certain inter-company liabilities between City Index and City Index Group Limited.

Global Asset Advisors, LLC and Top Third Ag Marketing LLC Acquisitions

On March 7, 2014, we entered into a Membership Interest Purchase Agreement, which we refer to as the GAA Agreement, with Global Asset Advisors, LLC, or GAA, Lucky Good Dog, L.L.C., or LGD, Glenn A. Swanson and Andrew W. Daniels (as sellers' representative). On March 21, 2014, pursuant to the terms and subject to the conditions set forth in the GAA Agreement, we purchased 55% of the outstanding membership interests in GAA from LGD and Mr. Swanson, whom we collectively refer to as the GAA Sellers, for an aggregate purchase price consisting of (i) $4,420,240 in cash and (ii) 116,801 shares of the Company's common stock. Under the terms of the GAA Agreement, LGD and Mr. Swanson are also entitled to receive, for a period of seven years after the closing of the acquisition, annual payments of a portion of the net interest earned on the assets of clients of GAA at the time of the closing. Under the terms of the Amended and Restated Operating Agreement of GAA, which was executed at the closing of the acquisition, we have, for a period of six years after the closing, a call right to purchase the remaining membership interests in GAA for a price primarily based on a multiple of GAA's trailing twelve month EBITDA. From the third anniversary through the sixth anniversary of the closing date, the GAA Sellers may put their remaining interests in GAA to us on the same terms.

Also on March 7, 2014, we entered into a Membership Interest Purchase Agreement, which we refer to as the Top Third Agreement, with Top Third Ag Marketing LLC, or Top Third, LGD, Mark Gold and Glenn A. Swanson. On March 21, 2014, pursuant to the terms and subject to the conditions set forth in the Top Third Agreement, we purchased 55% of the outstanding membership interests in Top Third from LGD and Messrs. Gold and Swanson, whom we collectively refer to as the Top Third Sellers, for an aggregate purchase price consisting of $4,749,289, a portion of which will be payable to Mr. Gold contingent upon satisfying certain requirements over the three year period following the closing date of the acquisition. Under the terms of the Amended and Restated Operating Agreement of Top Third, which was executed on the closing of the acquisition, we have, for a period of six years after the closing, a call right to purchase the remaining membership interests in Top Third for a price primarily based on a multiple of Top Third's trailing twelve month EBITDA. From the third anniversary through the sixth anniversary of the closing date, the Top Third Sellers may put their remaining interests in Top Third to us on the same terms.

Galvan Acquisition

In July 2014, we closed on our acquisition of Galvan Research and Trading, Ltd., or Galvan. Galvan, along with its subsidiaries, Galvan LLP and Faraday Research LLP, provides individual investors with professional advice and trading recommendations across a wide range of markets, including FX, individual equities, equity indices and other market sectors. The consideration for the acquisition consisted of a cash payment at closing of $9.7 million, as well as an earn-out arrangement under which the sellers may be entitled to additional contingent consideration based upon the acquired businesses achieving certain performance targets in 2014, 2015 and 2016. We estimated the acquisition date fair value of the contingent consideration to be $10.5 million. During the three months ended June 30, 2015, we adjusted the contingent consideration for these acquisitions by ($4.5) million (See Note 3 to our condensed consolidated financial statements included in this Quarterly Report).

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

Key Income Statement Line Items
The following section briefly describes the key components of our revenue and expenses:

Revenue

Revenue from our business consists of retail revenue, institutional revenue, other revenue, and interest revenue.

Retail Revenue

Retail revenue is our largest source of revenue. Retail revenue is comprised of trading revenue from our retail OTC business, as well as commission revenue from our futures, sales trader and advisory businesses.

Prior to our acquisitions of GFT and City Index, trading revenue from our retail OTC business had been generated primarily by forex products. As a result of the GFT and City Index acquisitions, we expect trading revenue generated by non-forex products, particularly CFDs relating to equity indices, single stock equities and commodities, to materially increase both in magnitude and as a percentage of total retail OTC revenue in future periods.

Trading revenue for our retail OTC business is generated as follows:

•	for approximately 98% of our customers' trades, we hedge our customers' positions, leaving a bid/offer spread without exposure to changes in market value; and

•
with respect to the remaining customer trades, which we refer to as our net exposure, we receive the net gains or losses generated through changes in the market value of the currencies or other products held in our net exposure.

For the three and six months ended June 30, 2015, approximately 98% and 97%, respectively, of our average daily retail OTC trading volume was either naturally hedged or hedged by us with our liquidity providers, and the remaining 2% and 3%, respectively, of our average daily retail trading volume consisted of our net exposure, compared to average retail trading volume hedged of approximately 94% for the three and six months ended June 30, 2014. Trade flow that is naturally hedged allows us to keep the entire bid/ask spread on the two transactions, which offset each other in market risk terms. In contrast, when we hedge trade flow with our liquidity providers, we keep the difference between the retail bid/ask spread we offer our customers and the wholesale bid/ask spread that we pay to our liquidity providers.
We manage our net exposure by applying position and exposure limits established under our risk-management policies and by continuous, active monitoring by our traders and risk teams. Based on our risk management policies and procedures, over time a portion of our net exposure may be hedged with our liquidity providers. Although we do not actively initiate proprietary market positions in anticipation of future movements in the relative prices of the products we offer, through our net exposure we are likely to have open positions in various currencies at any given time. In the event of unfavorable market movements, we may experience losses on such positions.

In our retail futures business, we provide our customers with access to futures markets, while our retail advisory business provides customers with advice, primarily related to the CFD markets. These businesses generally generate revenue from commissions on each transaction. We are not exposed to market risk in connection with these businesses.

Our retail sales trader business provides high-touch trading services and execution to high net worth customers. We primarily earn commissions on this trade flow, which we typically hedge fully.

Retail revenue comprised 87.2% and 86.4% of our total net revenue for the three months ended June 30, 2015 and June 30, 2014, respectively and 88.8% and 87.8% for the six months ended June 30, 2015 and June 30, 2014, respectively.

Institutional Revenue

Institutional revenue consists of revenue from our GTX business, which provides a proprietary trading platform and voice-broker services to institutions. Revenue for our GTX business is generated primarily through commissions on trades executed on the GTX platform. We act as an agent for the trades executed on the GTX platform and, therefore, do not assume any market or credit risk in connection with those transactions.

Other Revenue

Other revenue primarily comprises account management and transaction fees; inactivity and training fees charged to customer accounts; and foreign currency transaction gains and losses. During the three months ended June 30, 2015, we recorded a $4.5 million adjustment to the contingent payment related to the acquisition of Galvan, which is included in other revenue.

Net Interest Revenue / Expense

Net interest revenue/expense consists primarily of the revenue generated by our cash and customer cash held by us at banks, as well as funds on deposit as collateral with our liquidity providers, less interest paid to our customers.
Our cash and customer cash is generally held in money market funds, which primarily invest in short-term U.S. government securities or treasury bills. Such deposits and investments earned interest at an average effective rate of approximately 0.1% for the three months ended June 30, 2015. Interest paid to customers varies primarily due to the net value of customer accounts. A customer's net account value equals cash on deposit plus the mark to market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was negligible for the three months ended June 30, 2015, compared to $0.3 million for the three months ended June 30, 2014.

Expenses

Our expenses principally comprise employee compensation and benefits, selling and marketing expenses, referral fees, trading expenses, general and administrative expenses, bad debt provision, communications and technology expenses, and interest on long term borrowings, as well as expenses related to acquisitions and integration activities.

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
Referral fees are largely variable and change principally based on the level of customer trading volume directed to us by our white label partners and introducing brokers. The specific terms of our agreements with the white label partners and introducing brokers vary on a partner-by-partner and regional basis. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners, while we are generating lower revenue from their customers. Our indirect business accounted for 50% and 48% of retail trading volume in the three and six months ended June 30, 2015 and June 30, 2014, respectively.

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

Purchased Intangible Amortization
Purchased intangible amortization consists of amortization related to intangible assets we acquired in 2015, 2014, 2013 and 2012 in connection with our acquisitions. The principal intangible assets acquired were technology, customer assets and trademarks. These intangible assets have initial useful lives ranging from one year to ten years.

Communications and Technology
Communications and technology consists of communications fees, data fees, product development, software and maintenance expenses.

Bad Debt Provision
Bad debt provision represents the amounts estimated for the uncollectibility of certain outstanding balances during the period.

Restructuring Expenses

For the three and six months ended June 30, 2015 and June 30, 2014, we incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with accounting guidance.

Acquisition Expenses
For the three and six months ended June 30, 2015, we incurred acquisition-related expenses, which included legal, accounting, valuation and other costs specified in accounting guidance. These costs are expensed as incurred.

Integration Expenses
For the three and six months ended June 30, 2015, we incurred integration expenses, which are acquisition-related costs that do not meet the definition of acquisition costs specified in accounting guidance. These costs include retention bonuses paid to employees and the cost of retiring physical and intangible assets made redundant by acquisitions, including the amortization of technology platforms that are being discontinued as a result of the City Index acquisition.

Interest on long term borrowings
Interest on long term borrowings consists of interest expense on our 4.125% Convertible Senior Notes due 2018, issued in November 2013, and our 4.125% Convertible Senior Notes due 2020, issued in April 2015 in connection with the City Index acquisition.
Operating Metrics
The following table sets forth key operating metrics for our business for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Retail
OTC Trading Volume (billions)	$1,067.3	$522.2	$1,863.9	$1,094.5
Average Daily OTC Trading Volume (billions)	$16.4	$8.0	$14.6	$8.6
Sales Trader Trading Volume	$92.9	$111.7	$188.8	$252.8
Active OTC Accounts	148,730	94,261	148,730	94,261
Futures Contracts	2,055,878	1,710,944	4,436,951	3,283,409
Client Assets (millions)	$1,109.4	$840.0	$1,109.4	$840.0
Institutional
GTX Trading Volume (billions)	$1,188.8	$1,237.0	$2,421.1	$2,449.4
Average Daily GTX Trading Volume (billions)	$18.3	$19.0	$18.9	$19.1

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

For the three and six months ended June 30, 2015 and June 30, 2014, no single retail customer accounted for more than 3.0% of our retail trading volume for the period.

OTC Trading Volume (billions)
OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our retail customers. Approximately 45.4% and 41.7% of our customer trading volume for the three and six months ended June 30, 2015 was generated by our retail OTC businesses, compared to 27.9% and 28.8% for the three and six months ended June 30, 2014.

Average Daily OTC Trading Volume (billions)
Average daily retail OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our retail OTC customers in a given period divided by the number of trading days in the given period.

Sales Trader Trading Volume
Sales trader trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our sales trader customers. Approximately 4.0% and 4.2% of our customer trading volume for the three and six months ended June 30, 2015 was generated by our sales trader businesses, compared to 6.0% and 6.7% for the three and six months ended June 30, 2014.

Active OTC Accounts
Active OTC accounts represent customers who executed at least one trade during the relevant period. We believe active OTC accounts is an important operating metric because it correlates to our retail trading volume and revenue.

Futures Contracts
Futures contracts represent the total number of contracts transacted by customers of our futures division.

Client Assets (millions)
Client assets represent amounts due to clients, including customer deposits and unrealized gains or losses arising from open positions.
GTX Trading Volume (billions)
GTX trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our institutional customers. Approximately 50.6% and 54.1% of our customer trading volume for the three and six months ended June 30, 2015, respectively, was generated by our GTX business, compared to 66.1% and 64.5% for the three months ended June 30, 2014, respectively.

Average Daily GTX Trading Volume (billions)
Average daily GTX volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our GTX customers in a given period divided by the number of trading days in the given period.

RESULTS OF OPERATIONS
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
REVENUE:
Retail revenue	$97,335	$60,280	$181,575	$132,766
Institutional revenue	8,383	8,586	18,442	17,104
Other revenue	5,841	638	4,474	721
Total non-interest revenue	111,559	69,504	204,491	150,591
Interest revenue	314	401	651	764
Interest expense	309	142	627	222
Total net interest revenue	5	259	24	542
Net revenue	$111,564	$69,763	$204,515	$151,133
Our total net revenue increased $41.8 million, or 59.9%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Total net revenue increased $53.4 million, or 35.3%, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Retail revenue for the three and six months ended June 30, 2015 increased $37.1 million, or 61.5%, and $48.8 million, or 36.8%, compared to the three and six months ended June 30, 2014. The increase was primarily the result of our acquisition of City Index, as well as improved market conditions and increased trading volumes. The inclusion of operating results for GAA, Top Third and Galvan for full periods during 2015 also contributed to the increase in retail revenue. These increases were partially offset by a decrease in revenue from our sales trader business resulting from a repositioning of that business to enhance overall firm profitability and capital efficiency.
Institutional revenue decreased $0.2 million, or 2.4%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Institutional revenue increased $1.3 million, or 7.8%, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The increase in institutional revenue primarily resulted from improved market conditions and the introduction of new customers.
Other revenue increased $5.2 million and $3.8 million for the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014. The increase resulted primarily from an adjustment to contingent consideration relating to our Galvan acquisition (see Note 3 to our condensed consolidated financial statements included in this Quarterly Report), partially offset by the impact of foreign currency revaluation.

 Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Total Operating Expenses	$121,548	$75,314	$201,500	$150,113
As a percentage of net revenue	108.9%	108.0%	98.5%	99.3%
Our total operating expenses for the three months ended June 30, 2015 increased $46.2 million, or 61.4%, compared to the three months ended June 30, 2014, primarily due to the effects of the City Index acquisition. Our total operating expenses for the six months ended June 30, 2015 increased $51.4 million, or 34.2%, compared to the six months ended June 30, 2014, primarily due to the effects of the City Index acquisition.
For the three months ended June 30, 2015, the increase in operating expenses consisted primarily of an increase of $12.0 million in integration expenses, an increase of $9.0 million in referral fees, an increase of $6.4 million in employee compensation and benefits, an increase of $4.3 million in general and administrative expenses, an increase of $3.2 million in selling and marketing expense, an increase of $2.7 million in purchased intangible amortization, an increase of $2.2 million in acquisition expenses, an increase of $2.0 million in communications and technology expenses and an increase of $1.7 million in restructuring expenses.
For the six months ended June 30, 2015, the increase in operating expenses consisted primarily of an increase of $14.9 million in referral fees, an increase of $10.7 million in integration expenses, an increase of $6.7 million in employee compensation and benefits, an increase of $4.4 million in general and administrative expenses, an increase of $3.4 million in bad debt provision, an increase of $3.8 million in purchased intangible amortization and an increase of $1.4 million in restructuring expenses.
These changes in expenses are discussed in more detail below.
Employee Compensation and Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Employee compensation and benefits	$30,473	$24,093	$52,612	$45,935
As a percentage of net revenue	27.3%	34.5%	25.7%	30.4%
Employee compensation and benefits for the three months ended June 30, 2015 increased $6.4 million, or 26.5%, compared to the three months ended June 30, 2014. The increase is primarily due to the compensation and benefits for the additional employees acquired in the acquisition of City Index, partially offset by the headcount reductions in the second quarter of 2015.
Employee compensation and benefits for the six months ended June 30, 2015 increased $6.7 million, or 14.5%, compared to the six months ended June 30, 2014. The increase was primarily due to the compensation and benefits for the additional employees acquired in the acquisition of City Index and Galvan, partially offset by the impact of headcount reductions in the first half of 2015.
Referral fees

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Referral fees	$29,539	$20,537	$56,117	$41,225
As a percentage of net revenue	26.5%	29.4%	27.4%	27.3%

Referral fees for the three months ended June 30, 2015 increased $9.0 million, or 43.8%, compared to the three months ended June 30, 2014. Referral fees for the six months ended June 30, 2015 increased $14.9 million, or 36.1%, compared to the six months ended June 30, 2014. These increases in referral fees relate to increased indirect trading volume introduced to us in 2015, primarily due to our acquisition of City Index, partially offset by lower average referral fees per million on indirect volumes.
Trading expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Trading expenses	$8,226	$7,169	$15,274	$14,057
As a percentage of net revenue	7.4%	10.3%	7.5%	9.3%
Trading expenses for the three and six months ended June 30, 2015 increased $1.1 million, or 14.7%, and $1.2 million, or 8.7%, compared to the three and six months ended June 30, 2014. These increases were primarily due to trading expenses resulting from our acquisition of City Index. Retail trading expenses relate to fees that we pay to various exchanges and other third-parties for market data that we provide to our customers or use to create our own derived data products.

Communications and technology

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Communications and technology	$5,835	$3,829	$8,593	$7,823
As a percentage of net revenue	5.2%	5.5%	4.2%	5.2%
Communications and technology expenses for the three and six months ended June 30, 2015 increased $2.0 million, or 52.4%, and $0.8 million, or 9.8%, respectively, compared to the three and six months ended June 30, 2014. These increases were primarily due to the acquisition of City Index.
General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
General and administrative	$14,143	$9,850	$23,463	$19,057
As a percentage of net revenue	12.7%	14.1%	11.5%	12.6%
General and administrative expenses for the three and six months ended June 30, 2015 increased $4.3 million, or 43.6%, and $4.4 million, or 23.1%, compared to the three and six months ended June 30, 2014. These increases were primarily due to the acquisition of City Index.

Selling and Marketing Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Selling and marketing	$8,415	$5,199	$12,973	$11,315
As a percentage of net revenue	7.5%	7.5%	6.3%	7.5%
Selling and marketing expense for the three and six months ended June 30, 2015 increased $3.2 million, or 61.9%, and increased $1.7 million, or 14.7%, respectively, compared to the three and six months ended June 30, 2014. These increases were primarily due to the acquisition of City Index, offset by the continued optimization of our direct marketing efforts.
Purchased Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Purchased intangible amortization	$4,257	$1,574	$6,408	$2,613
As a percentage of net revenue	3.8%	2.3%	3.1%	1.7%
Purchased intangible amortization for the three and six months ended June 30, 2015 increased $2.7 million and $3.8 million, compared to the three and six months ended June 30, 2014, respectively. These increases were primarily due to an increase in amortization relating to the acquisitions of City Index, GAA, Top Third, Galvan and the intellectual property rights relating to our GTX platform.

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Depreciation and amortization	$2,738	$1,798	$4,713	$4,008
As a percentage of net revenue	2.5%	2.6%	2.3%	2.7%
Depreciation and amortization increased $0.9 million, or 52.3%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. and increased $0.7 million, or 17.6%, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The increase resulted principally from depreciation of property and equipment acquired in the City Index acquisition.
Bad Debt Provision

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Bad debt provision	$1,236	$582	$4,560	$1,162
As a percentage of net revenue	1.1%	0.8%	2.2%	0.8%
Bad debt provision increased $0.7 million and $3.4 million for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, respectively. The increase in expense for the three months ended June 30, 2015, primarily related to the City Index acquisition. The increase in the six months ended June 30, 2015 resulted primarily from $2.5 million in negative balances experienced by certain of our customers following actions taken by the SNB in January 2015 as well as the acquisition of City Index.
Acquisition Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Acquisition expenses	$2,442	$202	$2,479	$628
As a percentage of net revenue	2.2%	0.3%	1.2%	0.4%
Acquisition expenses were $2.4 million and $2.5 million for the three and six months ending June 30, 2015, as compared to $0.2 million and $0.6 million for the three and six months ending June 30, 2014. Acquisition expenses increased for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, because of the size of the acquisition in 2015 (City Index) as compared to the smaller scale acquisitions undertaken in 2014. The 2015 amounts primarily related to legal, investment banking and accounting professional fees related to the City Index acquisition.
Restructuring Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Restructuring expenses	$1,935	$212	$1,935	$571
As a percentage of net revenue	1.7%	0.3%	0.9%	0.4%
Restructuring expenses were $1.9 million and $1.9 million for the three and six months ending June 30, 2015, as compared to $0.2 million and $0.6 million for the three and six months ending June 30, 2014. Restructuring expenses reflect severance payments and related expenses that arose in connection with headcount reduction initiatives. Such initiatives were undertaken in 2015, as part of our efforts to integrate City Index. The smaller scale acquisitions in 2014 did not result in head count reduction of a comparable scale.

Integration Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Integration expenses	$12,309	$269	$12,373	$1,719
As a percentage of net revenue	11.0%	0.4%	6.0%	1.1%
Integration expenses were $12.3 million and $12.4 million for the three and six months ending June 30, 2015, as compared to $0.3 million and $1.7 million for the three and six months ending June 30, 2014. The primary driver in 2015 was accelerated amortization of intangible and other assets made redundant by the City Index acquisition. The first half of 2014 included smaller scale accelerated amortization of platform assets related to GFT acquisition integration efforts.

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations, the issuance of debt and equity securities, including the Convertible Senior Notes due 2018 and Convertible Senior Notes due 2020 that we issued in the fourth quarter of 2013 and second quarter of 2015, respectively, and access to secured lines of credit. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. We expect that our capital expenditures for the next 12 months will be consistent with our historical annual spend.

We primarily hold and invest our cash at various financial institutions and in various investments, including cash held at banks, deposits at our liquidity providers and money market funds which invest in short-term U.S. government securities. In general, we believe all of our investments and deposits are of high credit quality and we have adequate liquidity to conduct our businesses.
As a holding company, nearly all of our funds from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. The following table shows the amount of cash held by our operating subsidiaries outside the United States and the amount of undistributed earnings (amounts in millions) at June 30, 2015:

Entity Name	Cash	Undistributed Earnings
GAIN Capital-Forex.com U.K., Ltd.	$438.2	$96.0
GAIN Capital UK, Ltd.	268.7	—
Forex.com Japan Co., Ltd.	69.8	—
GAIN Capital Forex.com Australia, Pty. Ltd.	24.7	—
GFT Global Markets UK Ltd.	—	49.2
GFT Global Markets Asia Pte., Ltd.	8.1	—
GAIN Capital-Forex.com Hong Kong, Ltd.	2.8	—
GAIN Capital-Forex.com Canada Ltd.	5.8	—
GAIN Capital Singapore Pte. Ltd.	26.8	0.5
GAIN Capital Australia Pty Ltd.	17.0	0.3
Galvan Research and Trading Ltd.	1.1	4.3
GAIN Global Markets, Inc.	0.3	—
Faraday Research LLP	0.3	0.7
GTX Bermuda Ltd.	3.0	5.2
Gain Global Markets Bermuda, Ltd.	0.5	—
Total	$867.1	$156.2
At June 30, 2015, we had approximately $156.2 million of undistributed earnings of our foreign operating subsidiaries indefinitely invested outside the United States. These earnings are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. No provision has been made for U.S. taxes that would arise if these earnings were repatriated to the United States. If these earnings had been repatriated into the United States as of June 30, 2015, in the form of dividends or otherwise, the Company would have been subject to additional income taxes of approximately $17.0 million.
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

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of June 30, 2015 and the actual amounts of capital that were maintained on that date (amounts in millions):

	Minimum Regulatory	Capital Levels	Excess Net
Entity Name	Capital Requirements	Maintained	Capital
GAIN Capital Group, LLC	$25.1	$32.6	$7.5
GAIN Capital UK, Ltd.	41.6	94.1	52.5
GAIN Capital-Forex.com U.K., Ltd.	32.1	64.0	31.9
Forex.com Japan Co., Ltd.	3.6	8.5	4.9
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	2.7	0.8
GFT Global Markets Asia Pte., Ltd.	0.7	3.1	2.4
GAIN Capital Forex.com Australia, Pty. Ltd.	0.8	2.6	1.8
Galvan Research and Trading, Ltd.	0.8	4.5	3.7
GAIN Capital-Forex.com Canada Ltd.	0.2	1.5	1.3
GAIN Global Markets, Inc.	0.1	0.2	0.1
GAIN Capital Securities, Inc.	0.1	0.4	0.3
GAIN Capital Singapore Pte. Ltd.	0.7	3.2	2.5
GAIN Capital Australia Pty Ltd.	0.8	1.8	1.0
Global Assets Advisors, LLC	0.1	0.9	0.8
Total	$108.6	$220.1	$111.5

Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC, is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirement Sections 11 and 12. Under applicable provisions of these regulations, GAIN Capital Group, LLC is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin, or $20,000,000, plus 5% of all liabilities owed to customers exceeding $10,000,000. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets primarily consist of cash and cash equivalents reported on our balance sheets as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against net assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of June 30, 2015, GAIN Capital Group, LLC had net capital of approximately $32.6 million and net capital requirements of $25.1 million. As of June 30, 2015, the excess net capital of GAIN Capital Group, LLC was $7.5 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GAIN Capital Group, LLC's net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. A number of significant provisions contained in the law affect, or will affect once implementing regulations are adopted by the appropriate federal agencies, our business.  Among other things, the Dodd-Frank Act provides for additional regulation of swaps and security-based swaps, including some types of foreign exchange and metals derivatives in which we engage. The Dodd-Frank Act requires the registration of swap dealers and swap execution facilities with the CFTC and imposes significant regulatory requirements on swap dealers and swap execution facilities. Effective February 27, 2013, GAIN GTX, LLC, became provisionally registered with the CFTC and NFA as a swap dealer. Effective April 17, 2014, GTX SEF, LLC became temporarily registered with the CFTC as a swap execution facility. Certain of our other subsidiaries may be required to register, or may register voluntarily, as swap dealers and/or swap execution facilities. Swap dealers and swap execution facilities are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including adherence to risk management policies, supervisory procedures, trade record and real time reporting requirements, as well as proposed rules for new minimum capital requirements. The specific parameters of these swap dealer and swap execution facility requirements are being developed by the CFTC and other regulators. The full impact of the regulation on GAIN GTX, LLC, GTX SEF, LLC and any other of our subsidiaries that register as a swap dealer and/or swap execution facility remains unclear. It is likely, however, that these entities will face increased costs due to the registration and regulatory requirements listed above. Complying with the full scope of regulation of swap dealers and swap execution facilities could require us to restructure our businesses, make extensive systems changes or require personnel changes or raise additional potential liabilities and regulatory oversight. Compliance with swap-related regulatory capital requirements may require us to devote more capital to our GTX business. The increased costs associated with compliance, and the changes that will be required in our OTC and clearing businesses, may adversely impact our results of operations, cash flows or financial condition.
We are required to maintain cash on deposit with our liquidity providers in order to conduct our hedging activities. As of June 30, 2015, we had posted $157.0 million with liquidity providers compared to $134.9 million as of December 31, 2014, an increase of $22.1 million. As of June 30, 2015, total client assets were $1.1 billion compared to $759.6 million as of December 31, 2014, an increase of $349.8 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from our clients’ open positions.
The table set forth below provides information regarding our total available liquidity as of June 30, 2015 and as of December 31, 2014. We use this non-GAAP measure to evaluate our business operations and our ability to continue to grow through acquisitions (amounts in millions):

	As of June 30, 2015	As of December 31, 2014
Cash & cash equivalents	$135.0	$139.4
Short term investments(1)	0.3	0.2
Receivable from banks & brokers(2)	157.0	134.9
Free operating cash	292.3	274.5
Less: Minimum regulatory capital requirements	(108.6)	(76.3)
Free cash available(3)	$183.7	$198.2

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

(3)
Excludes current liabilities, capital charges associated with open positions, as well as convertible senior notes, the earliest of which are not due until 2018 and, thus, do not factor into our assessment of current liquidity.

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
On April 1, 2015, as part of the consideration for our acquisition of City Index, we issued $60 million aggregate principal amount of our 4.125% Convertible Senior Notes due 2020 to City Index Group Limited. These notes bear interest at a fixed rate of 4.125% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2015. The notes are convertible into cash, shares of our common stock, or a combination thereof, at our election, subject to certain limitations. The notes will mature on April 1, 2020, unless earlier converted, redeemed or repurchased. We may not redeem the notes until the two year period prior to the maturity date of the notes.

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes due 2018 and our 4.125% Convertible Senior Notes due 2020) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and was reflected as a liability in our condensed consolidated balance sheets in an amount equal to the fair value, which, as of June 30, 2015 and December 31, 2014, was $119.8 million and $68.4 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our stockholders’ equity on our condensed consolidated balance sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of June 30, 2015 and December 31, 2014, was $27.5 million and $12.1 million, respectively. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our consolidated income statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the debt discount and the notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as our 4.125% Convertible Senior Notes due 2018 and our 4.125% Convertible Senior Notes due 2020) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share unless the conversion value of the notes exceeds their principal amount at the end of the relevant reporting period. If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, were issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.
Cash Flow
The following table sets forth a summary of our cash flow for the six months ended June 30, 2015 and the six months ended June 30, 2014 (amounts in thousands):

	For the Six Months Ended June 30,
	2015	2014
Cash provided by/(used for) operating activities	$16,861	$(17,306)
Cash used for investing activities	(11,779)	(10,814)
Cash used for financing activities	(12,379)	(1,999)
Effect of exchange rate changes on cash and cash equivalents	2,916	3,181
Decrease in cash and cash equivalents	$(4,381)	$(26,938)
Cash provided by operating activities was $16.9 million for the six months ended June 30, 2015, compared to cash used for operating activities of $(17.3) million for the six months ended June 30, 2014.
For the six months ended June 30, 2015, we incurred approximately $25.0 million in non-cash expense items as opposed to approximately $7.0 million of similar non-cash add backs during the first six months of 2014. In addition, receivables from brokers contributed operating cash of $12.5 million for first six months of 2015 as compared to cash uses of $(5.2) million in the first six months of 2014.
Amounts posted as collateral with liquidity providers were included on our balance sheets as receivables from brokers and represented collateral required to be deposited with our liquidity providers in order for us to hold securities positions, as well as amounts we posted, at our discretion, with liquidity providers in excess of applicable collateral requirements. Due to an operational change made in the fourth quarter of 2014, amounts required to be posted as collateral with our liquidity providers are included on our balance sheet as receivables from brokers, while discretionary amounts posted in excess of applicable collateral requirements are viewed as available cash to the extent not required to be classified as cash and securities held for customers. We receive interest on amounts we have posted as collateral with our liquidity providers. We expect that the amount of collateral required by our liquidity providers in the future will be commensurate with the amount of securities positions that they hold on our behalf. The amount of cash posted with liquidity providers in excess of applicable collateral requirements is discretionary and may increase or decrease in future periods as we determine the most efficient uses of our cash.
Cash used for investing activities was $11.8 million for the six months ended June 30, 2015, primarily due to the purchase of property and equipment and the acquisition of City Index. Cash used for investing activities of $10.8 million for the six months ended June 30, 2014 consisted primarily of the consideration paid for the acquisitions of GAA and Top Third.
Cash used for financing activities was $12.4 million for the six months ended June 30, 2015, compared to cash used for financing activities of $2.0 million for the six months ended June 30, 2014. The increase in cash used was primarily due to a deferred payment for the acquisition of GFT in 2015, with no similar outflow in 2014.
Capital Expenditures
Capital expenditures were $8.5 million for the six months ended June 30, 2015, compared to $4.3 million for the six months ended June 30, 2014. Capital expenditures for both periods primarily related to the development of our trading platforms and websites.
Contractual Obligations
For the six months ended June 30, 2015, there were no significant changes to our vendor or operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance-Sheet Arrangements
At June 30, 2015 and December 31, 2014, we did not have any off-balance-sheet arrangements.
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

For the three and six months ended June 30, 2015, we revised our revenue captions to "Retail revenue", "Institutional revenue", and "Other revenue". Previously, certain business lines now presented in "Retail revenue" were presented in "Commission revenue". Following the City Index acquisition, organizing our revenues in this fashion allows for the most useful presentation of our major customer types and revenue streams, given changes to the relative current and expected magnitude of those streams. Revenues for the three and six months ended June 30, 2014 have been reclassified to align with this revised presentation. There are no changes to net revenue or net income in any period due to this reclassification.

For the period ended June 30, 2015, we revised certain captions shown in our condensed consolidated balance sheets. "Receivables from banks and brokers" has been renamed, "Receivables from brokers", and "Payables to customers, brokers, dealers, FCMs and other regulated entities" has been renamed "Payables to customers". We believe that these captions more succinctly represent the nature of the transactions and balances contained within each line item. The composition and the amounts reported in the line items have not changed.
Revenue Recognition

Revenue is recognized at trade-date.

Retail OTC revenue is determined by the change in the price of the underlying. Unrealized gains or losses on positions revalued at prevailing rates (the difference between contract price and market price) at the date of the balance sheets are included in Receivables from brokers and Payables to customers on the condensed consolidated balance sheets. Changes in net unrealized gains or losses are recorded in Retail revenue on the condensed consolidated statements of operations and comprehensive income.

Retail futures, retail advisory, and institutional revenues are determined by the volume of trades.

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

Convertible Senior Notes

In November 2013, we issued $80 million aggregate principal amount of our 4.125% Convertible Senior Notes due 2018. In April 2015, we issued $60 million aggregate principal amount of our 4.125% Unsecured Convertible Senior Notes due 2020. These notes are hybrid instruments, having both a debt and an equity component, and we accounted for them in accordance with relevant guidance for such instruments. The debt component includes an initial discount determined by the notes' coupon rate and prevailing market interest rates. The equity component equals is included in Additional Paid in Capital. The discount will amortize over the life of the notes, as we record interest expense.The notes will mature on December 1, 2018 and April 1, 2020, respectively, unless earlier converted, redeemed or repurchased. We may not redeem the notes prior to December 1, 2016 and April 1, 2018, respectively.

Business Combinations

In April 2015, we completed our acquisition of City Index. In July 2014, we completed our acquisition of Galvan. In March 2014, we completed our acquisition of a controlling interest in each of GAA and Top Third. We accounted for these transactions in accordance with accounting guidance for business combinations, which required identifying the acquirer, determining the acquisition date, determining the purchase price and determining fair values for assets and liabilities assumed, as well as calculating goodwill.

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

Derivatives

Forex, metals and CFDs allow for the exchange of the difference in value of a particular asset such as a stock index, energy product, or gold contracts, between the time at which a contract is opened and the time at which it is closed. Our open positions and those of our retail customers are considered derivatives under FASB ASC 815. Therefore, they are accounted for at fair value and are included in Receivables from brokers and Payables to customers in the condensed consolidated balance sheets.

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
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our consolidated financial statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customers' cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, in money market funds that invest in short-term U.S. government securities and in United States and Canadian Imperial Bank of Commerce treasury bills. The interest rates earned on these deposits and investments affect our interest revenue. Based on the prevailing interest rates at June 30, 2015, a decrease in short-term interest rates to 0% would result in approximately $1.3 million less in annual pretax income.
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
Credit Risk

Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. While we are able to closely monitor each customer’s exposure, it does not guarantee our ability to eliminate negative customer account balances due to an adverse currency price change or other market events, such as the extreme volatility in the Swiss franc following the SNB market event in January 2015. Changes in market conditions or unforeseen extreme market events could result in our customers experiencing losses in excess of the funds they have deposited with us.  In such an event, we may not be able to recover the negative client equity from our customers, which could materially adversely affect our results of operations. In addition, if we cannot recover funds from our customers, we may nonetheless be required to fund positions we hold with our liquidity providers or other third parties and, in such an event, our available funds may not be sufficient to meet our obligations to these third parties, which could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of June 30, 2015, we maintained capital levels of $220.1 million, which represented approximately 2.0 times the capital we were required to hold under applicable regulations.
Cash Liquidity Risk
In normal conditions, our market making business of providing online forex trading and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currency pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with nine financial institutions. We believe that these relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds. Collateral on deposit was $185.4 million and $134.2 million at June 30, 2015 and December 31, 2014, respectively.
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

Operational Risk
Our operations are subject to broad and various risks resulting from technological interruptions, failures or capacity constraints in addition to risks involving human error or misconduct, including unauthorized access of customer d or other system breaches. Regarding technological risks, we are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations. We have established a program to monitor our computer systems, platforms and related technologies and to promptly address issues that arise. We have also established disaster recovery facilities in strategic locations to ensure that we can continue to operate with limited interruptions in the event that our primary systems are damaged. As with our technological systems, we have established policies and procedures designed to monitor and prevent both human errors, such as clerical mistakes or incorrectly placed trades, as well as human misconduct, such as unauthorized trading, fraud or negligence. These policies and procedures include both physical and electronic means of limiting unauthorized access to customer data. In addition, we seek to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies.
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

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For the six months ended June 30, 2015, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2014, filed on March 16, 2015 and amended on April 30, 2015. The following supplements and amends those discussions.

As previously disclosed, on February 16, 2012, we received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with us and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on us, the claimants requested, and we agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. We submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012, we received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. We subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to our motion on June 2, 2013 and subsequently we filed a response to this answer on July 15, 2013. A hearing was held on our application for strike out and/or summary judgment on September 18 and 19, 2013.  After the hearing, the judge asked the claimants to respond in writing to his additional questions from the hearing.  The claimants had until October 11, 2013 to provide answers and we were given until November 1, 2013 to respond.  On February 26, 2014, the judge denied our motion for strike out/summary judgment. Case management conferences were held by the Court on October 17, 2014 and June 18, 2015. The parties are still in discovery. We can provide no assurances that this matter will be successfully resolved. This matter is currently pending. As of the date of this report, a potential loss or a potential range of loss cannot be reasonably estimated.
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
(a) Unregistered Sales of Equity Securities

None.
(b) Purchase of Equity Securities by the Issuer

The following table presents information regarding our purchases of common stock in the six months ended June 30, 2015:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2015-January 31, 2015	—	—	—	$8,528,167
February 1, 2015-February 28, 2015	—	—	—	$8,528,167
March 1, 2015-March 31, 2015	—	—	—	$8,528,167
April 1, 2015-April 30, 2015	—	—	—	$8,528,167
May 1, 2015-May 31, 2015	21,132	$9.46	21,132	$8,327,753
June 1, 2015-June 30, 2015	20,801	$9.61	20,801	$8,127,346
(1) On May 16, 2011, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $10.0 million for the purchase of the Company’s common stock. On May 6, 2013, the Company announced that the Board of Directors approved to increase the total amount available for the purchase of the Company's common stock by $15.0 million.
(2) Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1†	Employment Agreement, dated as of May 5, 2015, by and between the Company and Glenn Stevens.*
10.2†	Employment Agreement, dated as of May 5, 2015, by and between the Company and Samantha Roady.*
10.3†	Employment Agreement, dated as of May 5, 2015, by and between the Company and Diego Rotsztain.*
10.4†	Employment Agreement, dated as of May 5, 2015, by and between the Company and Jeffrey Scott.*
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.
†	Compensation related contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2015	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2015	/s/ Jason Emerson
Jason Emerson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1†	Employment Agreement, dated as of May 5, 2015, by and between the Company and Glenn Stevens.*
10.2†	Employment Agreement, dated as of May 5, 2015, by and between the Company and Samantha Roady.*
10.3†	Employment Agreement, dated as of May 5, 2015, by and between the Company and Diego Rotsztain.*
10.4†	Employment Agreement, dated as of May 5, 2015, by and between the Company and Jeffrey Scott.*
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.
†	Compensation related contract.