Form 10-Q
period 2015-09-30
GAIN Capital Holdings, Inc.
filed 2015-11-09
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 6, 2015, the registrant had 49,009,871 shares of common stock, $0.00001 par value per share, outstanding.

GAIN Capital Holdings, Inc.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION
GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of September 30, 2015	As of December 31, 2014
ASSETS:
Cash and cash equivalents	$186,688	$139,403
Cash and securities held for customers	986,376	759,559
Receivables from brokers, of which ($29,077) and $717, respectively, are open contracts at fair value	119,227	134,908
Prepaid assets	9,565	2,537
Property and equipment, net of accumulated depreciation of ($42,401) and ($31,544), respectively	29,215	18,796
Intangible assets, net of accumulated amortization of ($35,756) and ($12,670), respectively	101,461	60,806
Goodwill	44,817	34,567
Other assets, net of allowance for doubtful accounts of ($5,898) and ($4,555), respectively	38,854	35,311
Total assets	$1,516,203	$1,185,887
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers, of which ($147,645) and ($102,722), respectively, are open contracts at fair value	$986,376	$759,559
Accrued compensation and benefits	9,102	16,912
Accrued expenses and other liabilities	51,132	64,476
Income tax payable	5,186	1,470
Convertible senior notes	120,866	68,367
Total liabilities	1,172,662	910,784
Commitments and contingent liabilities
Redeemable non-controlling interests	11,660	10,209
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares and 60 million shares authorized as of September 30, 2015 and December 31, 2014, respectively; 51,860,180 shares issued and 48,997,738 shares outstanding as of September 30, 2015; 45,582,066 shares issued and 42,934,559 shares outstanding as of December 31, 2014)	—	—
Accumulated other comprehensive loss	(2,288)	(2,054)
Additional paid-in capital	222,467	152,684
Treasury stock, at cost (2,862,442 shares at September 30, 2015 and 2,647,507 shares at December 31, 2014)	(18,864)	(16,720)
Retained earnings	130,566	130,984
Total shareholders’ equity	331,881	264,894
Total liabilities and shareholders’ equity	$1,516,203	$1,185,887
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE:
Retail revenue	$118,801	$90,373	$300,376	$223,138
Institutional revenue	8,292	8,537	26,734	25,641
Other revenue (See Note 3)	772	4,478	5,248	5,199
Total non-interest revenue	127,865	103,388	332,358	253,978
Interest revenue	285	359	936	1,123
Interest expense	219	97	846	319
Total net interest revenue	66	262	90	804
Net revenue	127,931	103,650	332,448	254,782
OPERATING EXPENSES:
Employee compensation and benefits	29,088	25,505	81,700	71,440
Selling and marketing	7,422	4,803	20,395	16,118
Referral fees	28,607	24,640	84,724	65,865
Trading expenses	8,779	6,032	24,053	20,089
General and administrative	16,754	9,056	40,219	28,113
Depreciation and amortization	2,925	1,717	7,638	5,725
Purchased intangible amortization	4,280	2,228	10,688	4,841
Communications and technology	5,565	3,822	14,158	11,645
Bad debt provision	1,794	1,528	6,354	2,690
Acquisition expenses	232	917	2,711	1,545
Restructuring expenses	—	436	1,935	1,007
Integration expenses	10,700	—	23,073	1,719
Total operating expenses	116,146	80,684	317,648	230,797
OPERATING PROFIT	11,785	22,966	14,800	23,985
Interest on long term borrowings	2,570	1,496	6,626	4,390
INCOME BEFORE INCOME TAX EXPENSE/(BENEFIT)	9,215	21,470	8,174	19,595
Income tax expense/(benefit)	328	5,340	(978)	4,595
NET INCOME	8,887	16,130	9,152	15,000
Net income attributable to non-controlling interests	583	785	1,343	987
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	8,304	15,345	7,809	14,013
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(7,526)	(2,988)	(234)	(269)
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$778	$12,357	$7,575	$13,744
Earnings per common share:
Basic	$0.20	$0.35	$0.14	$0.32
Diluted	$0.20	$0.33	$0.14	$0.30
Weighted average common shares outstanding used in computing earnings per common share:
Basic	49,147,102	41,038,782	47,163,132	40,243,330
Diluted	49,891,101	43,523,862	48,028,752	43,054,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares (1)	Amount (2)
BALANCE—December 31, 2014	42,934,559	$—	$(16,720)	$152,684	$130,984	$(2,054)	$264,894
Exercise of options	543,341	—	—	2,096	—	—	2,096
Conversion of restricted stock into common stock	422,850	—	—	—	—	—	—
Issuance of common stock	5,319,149	—	—	48,280	—	—	48,280
Employee stock purchase plan	44,106	—	—	394	—	—	394
Repurchase of shares	(266,267)	—	(2,144)	—	—	—	(2,144)
Convertible note issuance	—	—	—	15,348	—	—	15,348
Stock compensation expense	—	—	—	2,727	—	—	2,727
Foreign currency translation adjustment	—	—	—	—	—	(234)	(234)
Tax benefit of stock option exercises	—	—	—	938	—	—	938
Dividends declared ($0.05 quarterly dividend per share)	—	—	—	—	(7,084)	—	(7,084)
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	7,809	—	7,809
Adjustment to the redemption value of put options related to non-controlling interests	—	—	—	—	(1,143)	—	(1,143)
BALANCE—September 30, 2015	48,997,738	$—	$(18,864)	$222,467	$130,566	$(2,288)	$331,881
(1) - The Company has 15,000,000 shares of authorized preferred stock, of which none are issued or outstanding.
(2) - The par value of the Company's Common Stock was $490 and $429 (amounts in whole dollars) as of September 30, 2015 and December 31, 2014, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gain Capital Holdings, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,152	$15,000
Adjustments to reconcile net income to cash provided by operating activities
Loss on foreign currency exchange rates	2,226	3,153
Depreciation and amortization	18,326	10,566
Non-cash integration costs	18,617	—
Deferred taxes	(5,797)	(2,430)
Amortization of deferred financing costs	266	265
Convertible senior notes discount amortization	2,583	1,599
Bad debt provision	6,354	2,690
Stock compensation expense	2,727	2,666
Adjustment to fair value of contingent consideration	(4,466)	—
Changes in operating assets and liabilities:
Cash and securities held for customers	30,064	(122,523)
Receivables from brokers	51,035	61,316
Prepaid assets	(3,106)	365
Other assets	(6,114)	(8,595)
Payables to customers	(30,064)	122,523
Accrued compensation and benefits	(10,860)	(2,745)
Accrued expenses and other liabilities	(9,214)	(945)
Income tax payable	3,746	1,393
Cash provided by operating activities	75,475	84,298
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,900)	(8,061)
Purchase of certificates of deposit	—	(100)
Cash received relating to acquisitions	7,611	—
Funding of acquisitions, net of cash acquired	(3,258)	(27,013)
Cash used for investing activities	(9,547)	(35,174)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,096	1,204
Tax benefit related to stock option exercises	938	1,263
Proceeds from employee stock purchase plan	394	461
Purchase of treasury stock	(2,144)	(794)
Contractual payments for acquisitions	(13,271)	—
Distributions to non-controlling interest holders	(1,035)	—
Dividend payment	(7,084)	(6,054)
Cash used for financing activities	(20,106)	(3,920)
Effect of exchange rate changes on cash and cash equivalents	1,463	(2,903)
INCREASE IN CASH AND CASH EQUIVALENTS	47,285	42,301
CASH AND CASH EQUIVALENTS—Beginning of period	139,403	39,871
CASH AND CASH EQUIVALENTS—End of period	$186,688	$82,172
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$(2,004)	$(1,784)
Taxes	$(4,641)	$(7,121)
Non-cash financing activities:
Common stock issued as consideration for asset and business acquisitions	$(48,280)	$(6,493)
Convertible senior notes issued as consideration for business acquisitions	$(65,000)	$—
Adjustment to redemption value of put options related to non-controlling interests	$(1,143)	$(1,066)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business

GAIN Capital Holdings, Inc.(together with its subsidiaries, the “Company”), is a Delaware corporation formed and incorporated on March 24, 2006. GAIN Holdings, LLC is a wholly-owned subsidiary of GAIN Capital Holdings, Inc., and it owns all outstanding membership units of GAIN Capital Group, LLC (“Group, LLC”), the Company's primary regulated entity in the United States.
Group, LLC is a retail foreign exchange dealer (“RFED”) and a Futures Commission Merchant (“FCM”) registered with the Commodity Futures Trading Commission (the “CFTC”). As such, it is subject to the regulations of the CFTC, an agency of the U.S. government, and the rules of the National Futures Association (“NFA”), an industry self-regulatory organization.

GAIN Capital-Forex.com U.K. Ltd. (“GCUK”) and GAIN Capital UK Ltd. are each registered in the United Kingdom ("U.K.") and regulated by the Financial Conduct Authority (“FCA”) as full scope €730k BIPRU Investment Firms.
The following list includes each of the Company’s significant U.S. and international regulated subsidiaries as of September 30, 2015:
GAIN Capital Group, LLC
GAIN Capital-Forex.com U.K., Ltd.
GAIN Capital Japan Co., Ltd.
GAIN Capital Forex.com Australia Pty. Ltd.
GAIN GTX, LLC
Global Assets Advisors, LLC
Top Third Ag Marketing LLC
Galvan Research and Trading, Ltd.
GAIN Capital UK Ltd.
GAIN Capital Australia Pty. Ltd.
GAIN Capital Singapore Pte. Ltd.
In April 2015, the Company acquired all of the outstanding share capital of City Index (Holdings) Limited ("City Index") from City Index Group Limited. GAIN Capital UK Ltd., GAIN Capital Australia Pty. Ltd., and GAIN Capital Singapore Pte. Ltd. are each subsidiaries that were acquired as part of the City Index acquisition. Each of these entities is regulated locally by the relevant regulators, including the FCA.
In July 2014, the Company acquired all of the outstanding share capital of Galvan Research and Trading, Ltd. ("Galvan"), a U.K. based corporation, and its subsidiaries, Faraday Research LLP and Galvan LLP. Galvan is regulated by the FCA.
In March 2014, the Company acquired controlling interests in Global Asset Advisors, LLC ("GAA") and Top Third Ag Marketing LLC ("Top Third").
See Note 10 for further details related to the Company's acquisitions.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the condensed consolidated financial statements for the applicable interim periods. The financial statements are presented in accordance with accounting principles generally accepted in the United States. The unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission's ("SEC") regulations for interim financial statements, and, in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014 filed with the SEC on March 16, 2015 and amended on April 30, 2015 (the “2014 Form 10-K”). There have been no changes in the significant accounting policies from those included in the 2014 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of GAIN Capital Holdings, Inc. and its majority owned subsidiaries after the elimination of intercompany transactions and balances.

For the nine months ended September 30, 2015, the Company revised its revenue captions to "Retail revenue", "Institutional revenue", and "Other revenue". Previously, certain business lines now presented in "Retail revenue" were presented in "Commission revenue". Following the City Index acquisition, the Company believes that presenting its revenues in this manner provides for a clearer presentation of the Company's major customer types and the related revenue streams. Revenues for the three and nine months ended September 30, 2014 have been reclassified to reflect this revised presentation. There were no changes to net revenue or net income in any period due to this reclassification.

For the period ended September 30, 2015, the Company revised certain captions shown in its condensed consolidated balance sheets. "Receivables from banks and brokers" has been renamed "Receivables from brokers", and "Payables to customers, brokers, dealers, FCMs and other regulated entities" has been renamed "Payables to customers". The Company believes that these captions more succinctly represent the nature of the transactions and balances contained within each line item. The composition and the amounts reported in the line items have not changed.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2015, the Financial Accounting Standards Board (the "FASB") issued new guidance regarding the accounting for provisional adjustments of business combinations. The guidance states that if changes are required to be made to provisional amounts included in previously issued financial statements, such changes should be included in the period in which they are identified. These changes include adjustments to goodwill, as well as the cumulative impact of adjustments for depreciation, amortization or other income. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. This guidance will impact how the Company deals with provisional adjustments for business combinations following adoption.

In April 2015, the FASB issued new guidance regarding the accounting for debt issuance costs. The guidance requires presenting any deferred financing costs from debt issuances as a reduction in the amount of debt included on the balance sheet, which is a change from currently applicable rules requiring such costs to be classified as assets. In August 2015, the FASB issued updated guidance, which incorporated an SEC staff announcement highlighting that costs incurred for line-of-credit arrangements could be recorded as assets and amortized ratably over the term of the line-of-credit arrangement (regardless of whether there are any outstanding borrowings). The guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect this guidance to have a material impact on its financial statements.

In May 2014, the FASB issued new revenue recognition guidance that superseded the previously existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. The guidance requires recognizing revenue when transferring promised goods or services to customers. Recognition should reflect the consideration which the company expects to receive in exchange for those goods or services. The guidance requires enhanced disclosures to help financial statement users better understand the nature, amount, timing and uncertainty of the revenues that are recognized. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2017, which is a one year deferral from the original guidance, approved by the FASB in July 2015. Early application is permitted for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the impact on its financial statements of adopting this guidance.

3. FAIR VALUE INFORMATION
Fair Value Measurements

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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of September 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Customer derivative positions	$—	$147,645	$—	$147,645
Broker derivative contracts	—	(29,077)	—	(29,077)
Money market accounts	25,158	—	—	25,158
Certificates of deposit	174	—	—	174
Investment in gold	113	—		113
Contingent consideration	—		(3,824)	(3,824)
Total	$25,445	$118,568	$(3,824)	$140,189

	Fair Value Measurements on a Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Customer derivative contracts	$—	$102,722	$—	$102,722
Broker derivative contracts	—	717	—	717
Money market accounts	20,537	—	—	20,537
Certificates of deposit	174	—	—	174
Investment in gold	118	—	—	118
Contingent consideration	—	—	(9,974)	(9,974)
Total	$20,829	$103,439	$(9,974)	$114,294
The Company did not change its valuation techniques for measuring the fair value of any financial assets or liabilities during the nine months ended September 30, 2015, nor was there any movement between levels during this period.
Level 1 Financial Assets

The Company has money market accounts, certificates of deposit and an investment in gold that are Level 1 financial instruments that are recorded based upon listed or quoted market rates. The money market accounts are recorded in Cash and cash equivalents and Cash and securities held for customers. The certificates of deposit and the investment in gold are recorded in Other Assets.
Level 2 Financial Assets and Liabilities
The Company has customer derivative contracts that are Level 2 financial instruments recorded in Payables to customers.
The Company has broker derivative contracts that are Level 2 financial instruments recorded in Receivables from brokers.
The fair values of these Level 2 financial instruments are based upon directly observable values for underlying instruments.
Level 3 Financial Liabilities
Under the agreements governing the Company's acquisition of Galvan, the Company is obligated to make contingent payments that are Level 3 financial liabilities. These contingent payments are recorded under Accrued expenses and other liabilities on the Company's condensed consolidated balance sheets. The fair value of these payments is determined using current Company-specific and risk free interest rates as of the balance sheet date and probability-weighted forecasts of the acquired company's performance and client accounts, the estimation of which does not have any basis in quoted or observable markets. Significant increases (decreases) in any of the forecast inputs in isolation would result in a significantly higher (lower) fair value measurement, while significant increases (decreases) in interest rates would result in a significantly lower (higher) fair value measurement.
The following is a rollforward of the Level 3 liabilities from January 1, 2015 to September 30, 2015 (amounts in thousands):

Liabilities	Contingent Consideration
Balance at January 1, 2015	$9,974
Gains included in earnings - adjustment to fair value of contingent consideration	(4,466)
Contingent consideration payments	(2,063)
Gains included in earnings - currency revaluation	(113)
Losses included in earnings - discount amortization	492
Balance at September 30, 2015	$3,824

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
Payables to customers comprise open trades, which are measured at fair value (disclosed above), and customer deposits that the Company holds for its role as clearing broker. These deposits are not measured at fair value, but approximate fair value, because they are cash balances that the Company or its customers can settle at either party's discretion. Such settlement would occur within a relatively short period of time once a withdrawal is initiated.
The carrying value of Convertible senior notes represents the notes’ principal amounts net of unamortized discount (see Note 12). The Company assessed the notes' fair value as determined by current Company-specific and risk free interest rates as of the balance sheet date.
The carrying value of Accrued expenses and other liabilities included $20.0 million as of December 31, 2014, referred to as the Holdback Amount, which is an amount relating to our acquisition of Global Futures & Forex, Ltd. ("GFT"). These liabilities were settled, and accordingly, there are no liabilities for the Holdback Amount as of September 30, 2015. The carrying values of Accrued expense and other liabilities as of December 31, 2014 not measured at fair value approximate fair value because of the relatively short period of time between their origination and expected settlement date.

	As of September 30, 2015		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$148,304	$148,304	$—	$148,304	$—
Financial Liabilities:
Payables to customers	1,134,021	1,134,021	—	1,134,021	—
Convertible senior notes	120,866	121,103	—	121,103	—

	As of December 31, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$134,191	$134,191	$—	$134,191	$—
Financial Liabilities:
Payables to customers	862,281	862,281	—	862,281	—
Convertible senior notes	68,367	66,440	—	66,440	—
Accrued expenses and other liabilities	20,000	20,000	—	20,000	—

4. DERIVATIVES
The Company's open contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from brokers and Payables to customers on the condensed consolidated balance sheets (amounts in thousands):

	September 30, 2015
	Derivative open positions at fair value
	Gross assets	Gross liabilities	Net assets
Derivative Instruments:
Foreign currency exchange contracts	$125,047	$54,060	$70,987
CFD contracts	66,759	28,759	38,000
Metals contracts	15,509	5,928	9,581
Total	$207,315	$88,747	$118,568

	September 30, 2015
	Net assets/liabilities at fair value
	Cash Collateral	Derivative open positions	Presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from brokers	$148,304	$(29,077)	$119,227
Payables to customers	$1,134,021	$147,645	$986,376

	December 31, 2014
	Derivative open positions at fair value
	Gross assets	Gross liabilities	Net assets
Derivative Instruments:
Foreign currency exchange contracts	$168,034	$93,057	$74,977
CFD contracts	44,329	24,420	19,909
Metals contracts	16,146	7,593	8,553
Total	$228,509	$125,070	$103,439

	December 31, 2014
	Net assets/liabilities at fair value
	Cash Collateral	Derivative open positions	Presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from brokers	$134,191	$717	$134,908
Payables to customers	$862,281	$102,722	$759,559
The Company’s derivatives have many different underlyings, which vary in price. Foreign exchange contracts typically have prices less than two dollars, while certain metals contracts and contracts-for-difference ("CFD") can have considerably higher prices. The table below presents the number of contracts reported within Receivables from brokers and Payables to customers on the condensed consolidated balance sheets (amounts in thousands):

	September 30, 2015
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,379,580	2,770,520
CFD contracts	136,600	285,838
Metals contracts	844	441
Total	3,517,024	3,056,799

	December 31, 2014
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,147,518	2,679,041
CFD contracts	873,070	10,753
Metals contracts	835	335
Total	4,021,423	2,690,129

The Company did not designate any of its derivatives as hedging instruments at September 30, 2015 or December 31, 2014. Net gains/(losses) with respect to derivative instruments reflected in Retail revenue in the accompanying condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014 were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivative Instruments:
Foreign currency exchange contracts	$30,436	$35,746	$127,989	$91,032
CFD contracts	56,071	12,074	93,936	29,567
Metals contracts	9,170	16,121	20,696	30,988
Total	$95,677	$63,941	$242,621	$151,587

5. RECEIVABLES FROM BROKERS
Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	September 30, 2015	December 31, 2014
Required collateral	$144,556	$95,599
Futures brokers - Restricted	3,748	38,592
Open positions	(29,077)	717
	$119,227	$134,908

6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of (amounts in thousands):

	September 30, 2015	December 31, 2014
Software	$41,229	$30,351
Computer equipment	13,549	8,516
Leasehold improvements	11,356	6,719
Telephone equipment	794	719
Office equipment	2,113	2,345
Furniture and fixtures	1,907	1,044
Web site development costs	668	646
	71,616	50,340
Less: Accumulated depreciation and amortization	(42,401)	(31,544)
Property and equipment, net	$29,215	$18,796

As mentioned in Note 1 above, the Company purchased all of the outstanding share capital of City Index in April 2015, Galvan in July 2014 and controlling interests in GAA and Top Third in March 2014. The preliminary purchase price allocation for City Index and the final purchase price allocations for Galvan, GAA and Top Third to property and equipment are detailed below in Note 10.
Depreciation and amortization expense for property and equipment was $2.9 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively, and $7.6 million and $5.7 million for the nine months ended September 30, 2015 and 2014, respectively.
The Company adjusted the depreciation and amortization period of certain property and equipment that experienced changes in estimated useful lives as a result of the City Index acquisition. This change in useful lives resulted in an additional charge of $1.8 million and $3.7 million during the three months and nine months ended September 30, 2015, respectively. The additional charge was recorded in Integration expenses.

7. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The Company's various intangible assets consisted of the following as of (amounts in thousands):

	September 30, 2015			December 31, 2014
Intangibles	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$53,303	$(11,080)	$42,223	$22,945	$(7,152)	$15,793
Technology	75,069	(23,291)	51,778	48,376	(4,671)	43,705
Trademarks	8,483	(1,385)	7,098	1,793	(847)	946
Total finite lived intangibles	136,855	(35,756)	101,099	73,114	(12,670)	60,444
Trademarks not subject to amortization (1)	362	—	362	362	—	362
Total intangibles (2)	$137,217	$(35,756)	$101,461	$73,476	$(12,670)	$60,806
(1) These indefinite-life trademarks relate to the Forex.com and foreignexchange.com domain names. Management determined there was no legal, regulatory or technological limitation on the domains' useful lives. The trademarks' values are evaluated annually in the Company's impairment test for intangible assets.
(2) The increase in total intangibles for the nine months ended September 30, 2015 was primarily due to the customer lists, technology and trademarks acquired as part of the City Index acquisition. See Note 10 for details of the intangibles acquired in the Company's City Index, GAA, Top Third and Galvan acquisitions. The technology acquired pursuant to the asset purchase agreements with Valaquenta Intellectual Property Limited ("Valaquenta") and Forexster Limited ("Forexster") is described in further detail below.
The Company has the following gross identifiable intangible assets as of September 30, 2015:

Intangible Assets	Amount (in thousands)	Weighted average amortization period
Customer lists	$53,303	8.1 years
Technology	75,069	8.9 years
Trademarks (1)	8,845	6.7 years
	$137,217
(1) Trademarks with indefinite lives, as described above, comprise $0.4 million of the gross $8.8 million of trademarks.

The preliminary purchase price allocations to intangible assets for the acquisition of City Index are detailed below in Note 10, “Acquisitions”, along with the final purchase price allocations for the Galvan, GAA and Top Third acquisitions.
On July 10, 2014, the Company entered into asset purchase agreements with Valaquenta and Forexster, pursuant to which one of the Company's subsidiaries, GTX Bermuda, Ltd. ("GTX Bermuda"), agreed to purchase from Valaquenta and Forexster the software and other intellectual property assets utilized to operate the electronic trading platform offered to customers in the Company's Gain GTX, LLC ("GTX") business. The purchase was made with a combination of $12.4 million in cash and $5.3 million in unregistered shares of the Company's common stock. Prior to the closing of the acquisitions, which took place on July 10, 2014, the Company had agreements with Valaquenta and Forexster granting it the exclusive right to use the intellectual property in the field of forex trading and non-exclusive rights to use the intellectual property for the trading of financial products in the fields of precious metals and hydrocarbons. Following the closing of the acquisition, GTX Bermuda has full rights and title over the intellectual property for trading of currencies, commodities and any other financial instruments of any kind whatsoever. This purchase added $21.4 million to the Company's intangible assets, $3.7 million of which were previously held as a prepayment made to Forexster under the aforementioned exclusive rights agreement. The Company has assigned a 10 year useful life to this asset.
Amortization expense for the purchased intangibles was $4.3 million and $2.2 million for the three months ended September 30, 2015 and 2014, respectively, and $10.7 million and $4.8 million for the nine months ended September 30, 2015 and 2014, respectively.
The Company adjusted the amortization periods of certain intangible assets that experienced a change of estimated useful lives as a result of the City Index acquisition. This change resulted in an additional charge of $6.5 million and $13.0 million during the three and nine months ended September 30, 2015. The additional charge is recorded in integration expenses.

Future annual estimated purchased intangible amortization expense is as follows (amounts in thousands):

Years Ended December 31:
2015	$10,761
2016	14,154
2017	12,861
2018	11,760
2019	11,179
Thereafter	40,384
Total	$101,099
Of the total future estimated amortization expense above, $6.5 million is expected to be recorded as Integration expense for the acceleration of the amortization of technology platforms that are being discontinued as a result of the City Index acquisition, primarily in the fourth quarter of 2015.
Goodwill
Goodwill is calculated as the difference between the cost of an acquired business and the fair value of the net identifiable assets of that business. As of September 30, 2015 and December 31, 2014, the Company had recorded goodwill of approximately $44.8 million and $34.6 million, respectively. The increase of $10.2 million was primarily related to the City Index acquisition.

8. OTHER ASSETS
Other assets consisted of the following as of (amounts in thousands):

	September 30, 2015	December 31, 2014
Vendor and security deposits	$9,414	$3,373
Current tax receivable	10,187	5,084
Deferred tax assets	13,071	6,472
Indemnification asset	—	8,792
GTX trade receivables	3,675	4,190
Customer debit positions	6,951	6,594
Allowance for doubtful accounts	(5,898)	(4,555)
Miscellaneous receivables and other assets	1,454	5,361
	$38,854	$35,311

Under the terms of the GFT acquisition, an initial amount of $20.0 million, referred to as the Holdback Amount, was deferred, to be paid following the settlement of certain liabilities of GFT after the closing date of the acquisition. The selling stockholder of GFT agreed to indemnify the Company for these liabilities.

At December 31, 2014, based on the Company's best estimate of the amounts necessary to settle such liabilities, the Company recorded an indemnification asset of $8.8 million. During the nine months ended September 30, 2015, the previous liabilities of GFT were settled and, therefore, the Company made payments to the selling shareholder of GFT, as required by the stock purchase agreement providing for the acquisition of GFT, which settled the liability associated with the Holdback Amount.

9. RELATED PARTY TRANSACTIONS
Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company, which are recorded in Payables to customers on the condensed consolidated balance sheets. The aggregate amount of these funds was $7.8 million and $3.6 million at September 30, 2015 and December 31, 2014, respectively.

IPGL Limited, the majority selling shareholder in the acquisition of City Index, has a trading account with the Company, which is recorded in Payables to customers on the condensed consolidated balance sheet. The aggregate amount of these funds was $5.4 million at September 30, 2015.

10. ACQUISITIONS

City Index (Holdings) Limited

On April 1, 2015, the Company acquired the entire issued and outstanding share capital of City Index. City Index is a global online trading firm specializing in offering CFDs, forex and spread betting for retail customers.

The preliminary purchase price consisted of approximately $6.1 million in cash, inclusive of working capital adjustments and $1.0 million in cash to be held in escrow, 5,319,149 shares of the Company's common stock, and 4.125% unsecured Convertible Senior Notes with an aggregate principal amount of $60.0 million and fair value of $65.0 million. In addition the Company paid approximately $22.4 million to settle certain inter-company liabilities between City Index and City Index Group Limited (its former parent company).

The difference in the preliminary purchase price from June 30 to September 30 was due to the finalization of working capital adjustments.

The preliminary purchase price was derived as follows (amounts in thousands):

Cash	$6,102
Convertible senior notes	65,000
Common stock issued (based on the April 1, 2015 quoted price of $9.77)	48,280
Total purchase price	$119,382
The preliminary purchase price of City Index was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Cash and cash equivalents	$32,991
Cash and securities held for customers	265,012
Receivable from brokers	35,974
Property and equipment	10,411
Prepaid assets	3,972
Other current assets	541
Total tangible assets	348,901
Total liabilities assumed	303,280
Net assets acquired	45,621
Identifiable intangible assets:
Customer list	30,273
Trade name	6,645
Technology	26,157
Intangible assets, net	63,075
Goodwill	$10,686

The foregoing purchase price allocation is preliminary. The final allocation will be based on final analyses of assets and liabilities. It will be finalized after the data necessary to complete the analyses of fair value of assets and liabilities is obtained and analyzed.

For the period from acquisition to September 30, 2015, revenues generated by City Index were $79.2 million, of which $15.5 million have been eliminated in consolidation, and expenses were $63.7 million, of which $1.3 million have been eliminated in consolidation. City Index generated income before taxes of $15.5 million, of which $14.2 million have been eliminated in consolidation.

The weighted average lives of City Index's intangible assets are 8.8 years for customer lists, 7.0 years for trade names, and 6.9 years for technology.

Galvan Research and Trading, Ltd.

In July 2014, the Company acquired all the share capital of Galvan and its subsidiaries, Faraday Research LLP and Galvan LLP. The purchase price was $20.3 million. This acquisition was made to add an advisory capability to complement the Company's retail business.

The purchase price was $9.7 million in cash and a contingent payment of $10.5 million payable over a three year period. Over the three year period, the contingent payment is subject to a fair value assessment related to achieving specific financial and customer account targets. The actual contingent payment for 2014 was $2.1 million, which was paid on September 30, 2015. For the nine months ended September 30, 2015, the Company adjusted the contingent payment's value based on forecasts of performance related to 2015 and 2016 payments (See Note 3). The purchase price was derived as follows (amounts in thousands):

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
Unaudited pro forma income statement line items for the nine months ended September 30, 2014 were as follows (amounts in thousands):

For the Nine Months Ended September 30,
2014
REVENUE:
Total non-interest revenue	$261,570
Interest revenue	1,130
Interest expense	767
Total net interest revenue	363
Net revenue	261,933
EXPENSES:
Depreciation and amortization	5,742
Purchased intangible amortization	5,421
Other expense items	226,973
Total operating expense	238,136
OPERATING PROFIT	23,797
Interest on long term borrowings	4,390
INCOME BEFORE INCOME TAX EXPENSE	19,407
Income tax expense	7,277
NET INCOME	12,130
Net income attributable to non-controlling interests	981
Net income applicable to Gain Capital Holdings, Inc.	$11,149

The following unaudited pro forma operating data is presented as if the acquisition of City Index had occurred on January 1, 2014, and includes actual results for GAA and Top Third for periods after their acquisition in March 2014, as well as Galvan results after its acquisition in July 2014. This data does not include any proforma adjustments for the GAA, Top Third or Galvan acquisitions, as the Company believes it is more useful to present the pro forma effects of the City Index acquisition on their own in light of the transaction's significance. The unaudited pro forma data does not include the impact of forecasted operating expense synergies.
The unaudited pro forma data is provided for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the Company and City Index operated as a combined entity for the periods presented.
Unaudited pro forma income statement line items for the nine months ended September 30, 2015 and three and nine months ended September 30, 2014 were as follows (amounts in thousands):

	For the Nine Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2015	2014	2014
REVENUE:
Total non-interest revenue	$369,142	$143,830	$348,636
Interest revenue	1,019	571	1,983
Interest expense	846	97	319
Total net interest revenue	173	474	1,664
Net revenue	369,315	144,304	350,300
EXPENSES:
Depreciation and amortization	8,280	6,505	13,209
Purchased intangible amortization	12,757	4,533	11,694
Other expense items	333,514	109,196	312,927
Total operating expense	354,551	120,234	337,830
OPERATING PROFIT	14,764	24,070	12,470
Interest on long term borrowings	7,671	2,541	7,526
INCOME BEFORE INCOME TAX BENEFIT	7,093	21,529	4,944
Income tax expense	2,661	8,073	1,854
NET INCOME	4,432	13,456	3,090
Net income attributable to non-controlling interests	1,343	785	987
Net income applicable to Gain Capital Holdings, Inc.	$3,089	$12,671	$2,103

Restructuring

During the second quarter of 2015, the Company incurred restructuring expenses, which reflected the cost of reducing global headcount following the City Index acquisition. The Company previously incurred restructuring expenses in connection with headcount reductions in the third quarter of 2014 that were designed to meet challenging market conditions in the first half of 2014 and to achieve greater cost efficiency in general. The Company incurred $1.2 million of restructuring expenses for the twelve months ended December 31, 2014. These expenses are recorded in Restructuring expenses in the condensed consolidated statements of operations and comprehensive income. The restructuring liabilities are recorded in Accrued compensation and benefits in the condensed consolidated balance sheets.

For the Nine Months Ended September 30,
2015
Restructuring liability as of January 1, 2015	$374
2015 restructuring expenses	1,935
Payments made in 2015	(1,926)
Restructuring liability as of September 30, 2015	$383

11. NON-CONTROLLING INTERESTS

In March 2014, the Company acquired controlling interests in GAA and Top Third. The Company purchased 55% of each entity, and the respective sellers maintained a 45% interest in each entity. The 45% interests are redeemable at prices determined by applying a contractually agreed upon formula to the respective acquired company's financial results. The Company owns immediately vested call options to purchase the remaining interests in each company. The minority owners hold put options, which become exercisable in 2017 or upon the occurrence of certain events, to compel the Company to purchase the remaining interests.

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

As of June 30, 2015, the Company had a $2.6 million adjustment to the carrying value of its non-controlling interests, which included an out of period adjustment of $1.3 million that reduced retained earnings and increased non-controlling interests. The out of period adjustment was recorded to correct a prior error related to the calculation of the redemption value of the non-controlling interests. The Company has determined that the out of period adjustment is immaterial both quantitatively and qualitatively to current and all impacted prior periods. For the three month period ended September 30, 2015, the Company recorded an adjustment of ($1.5) million to the carrying value of the non-controlling interests, which increased retained earnings and decreased non-controlling interests. This quarterly change brought the adjustment to the redemption value of the non-controlling interests to $1.1 million as of September 30, 2015.

The table below reflects the non-controlling interests' effects on the Company's financial statements (amounts in thousands):

Redeemable non-controlling interests
January 1, 2015	$10,209
Adjustment to the redemption value of non-controlling interests	1,143
Net income attributable to non-controlling interests	1,343
Distributions to non-controlling interest holders	(1,035)
September 30, 2015	$11,660

12. CONVERTIBLE SENIOR NOTES
On April 1, 2015, as part of the City Index acquisition consideration, the Company issued to the sellers $60.0 million aggregate principal amount of 4.125% Convertible Senior Notes maturing on April 1, 2020. These Convertible Senior Notes pay interest semi-annually on April 1 and October 1 at a rate of 4.125% per year, which commenced on October 1, 2015.

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

The balances of the liability and equity components as of September 30, 2015 and December 31, 2014 were as follows (amounts in thousands):

	September 30, 2015	December 31, 2014
Liability component - principal	$140,000	$80,000
Deferred bond discount	(19,134)	(11,633)
Liability component - net carrying value	$120,866	$68,367

Additional paid in capital	$27,920	$12,572
Discount attributable to equity	(412)	(425)
Equity component	$27,508	$12,147

Interest expense related to the Convertible Senior Notes, included in Interest on long term borrowings in the condensed consolidated statements of operations and comprehensive income, was as follows (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense - stated coupon rate	$1,444	$825	$3,713	$2,475
Interest expense - amortization of deferred bond discount and costs	1,126	671	2,913	1,915
Total interest expense - convertible senior notes	$2,570	$1,496	$6,626	$4,390

13. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Anti-dilutive stock options of 0.5 million were excluded from the calculation for the nine months ended September 30, 2015. Anti-dilutive options of 0.4 million were excluded from the calculation for the nine months ended September 30, 2014.

Under present market conditions, diluted earnings per share excludes any shares of Company common stock potentially issuable under the Company's convertible senior notes due in 2018 and 2010, which are discussed in Note 12. Based upon an assumed trading price of $13 for each share of the Company's common stock, and if the relevant conditions under the indentures governing both 2018 and 2020 convertible senior notes were satisfied, there would be an additional 0.5 million and 1.5 million dilutive shares for the 2018 and 2020 notes, respectively.
The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income applicable to GAIN Capital Holdings, Inc.	$8,304	$15,345	$7,809	$14,013
Adjustment to the redemption value of non-controlling interests (1)(2)	1,428	(890)	(1,143)	(1,066)
Net income available to common shareholders	$9,732	$14,455	$6,666	$12,947
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	49,147,102	41,038,782	47,163,132	40,243,330
Effect of dilutive securities:
Stock options	321,379	562,187	471,613	786,956
RSUs/RSAs	422,620	1,922,893	394,007	2,024,673
Diluted weighted average common shares outstanding	49,891,101	43,523,862	48,028,752	43,054,959
Net earnings per common share:
Basic	$0.20	$0.35	$0.14	$0.32
Diluted	$0.20	$0.33	$0.14	$0.30

(1)
During the nine months ended September 30, 2015 and 2014, the Company concluded that the value of the put options related to the Company's redeemable non-controlling interests in GAA and Top Third was less than redemption value. The adjustment to increase the carrying value reduces earnings available to the Company's shareholders for purposes of calculating basic and diluted earnings per common share.

(2)	The adjustments shown for the nine months ended September 30, 2015 contain out of period adjustments of ($1.3 million) or ($0.03) per diluted share (See Note 11).
14. LEGAL
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
Litigation
On February 16, 2012, the Company received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with the Company and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on the Company, the claimants requested, and the Company agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. The Company submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012 the Company received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. The Company subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to the Company's motion on June 2, 2013 and subsequently the Company filed a response to this answer on July 15, 2013. A hearing was held on the Company's application for strike out and/or summary judgment on September 18 and 19, 2013.  After the hearing, the judge asked the claimants to respond in writing to his additional questions from the hearing.  The claimants had until October 11, 2013 to provide answers and the Company was given until November 1, 2013 to respond.  On February 26, 2014, the judge denied the Company's motion for strike out and/or summary judgment. Case management conferences were held by the Court on October 17, 2014 and June 18, 2015. On August 3, 2015, the claimants filed an Amended Master Particulars of Claim, and on October 6, 2015, the Company filed an Amended Defense. The parties are in discovery. The Company can provide no assurances that this matter will be successfully resolved. As of the date of this report, a potential loss or a potential range of loss cannot be reasonably estimated.

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

15. INCOME TAXES
The Company's expense/(benefit) for income taxes was approximately $0.3 million and $(1.0) million for the three and nine months ended September 30, 2015, respectively. The Company’s provision for income taxes was approximately $5.3 million and $4.6 million for the three and nine months ended September 30, 2014, respectively. These amounts reflect effective tax rates of 3.6% and 24.9%, adjusted for certain discrete items, for the three months ended September 30, 2015 and 2014, respectively. The Company's effective tax rates of (12.0)% and 23.4% for the nine months ended September 30, 2015 and 2014, respectively, reflect the Company's estimate of the annual effective tax rate adjusted for certain discrete items. The negative effective tax rate for the nine months ended September 30, 2015 was primarily due to the tax benefit resulting from the recognition of net operating losses from the Company's operations in Singapore, partially offset by charges relating to certain non-deductible compensation expenses incurred during 2014. Changes in the Company's effective rate arise primarily from changes in the geographic mix of revenues and expenses.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s deferred tax assets are included in Other assets on the condensed consolidated balance sheets.

16. REGULATORY REQUIREMENTS
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of September 30, 2015 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$25.3	$42.3	$17.0	167%
GAIN Capital-Forex.com U.K., Ltd.	32.5	81.7	49.2	251%
GAIN Capital Japan Co., Ltd.	1.4	9.5	8.1	679%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	2.7	0.8	142%
GAIN Capital Forex.com Australia, Pty. Ltd.	0.7	2.2	1.5	314%
Galvan Research and Trading, Ltd.	0.7	4.4	3.7	629%
GAIN Capital-Forex.com Canada Ltd.	0.2	1.4	1.2	700%
GAIN Capital Securities, Inc.	0.1	0.4	0.3	400%
GAIN Global Markets, Inc.	0.1	0.2	0.1	200%
GAIN Capital UK, Ltd.[1]	52.3	111.5	59.2	213%
GAIN Capital Singapore Pte. Ltd.[1]	0.7	7.1	6.4	1,014%
GAIN Capital Australia Pty Ltd.[1]	0.7	2.0	1.3	286%
Global Assets Advisors, LLC	0.1	1.3	1.2	1,300%
Total	$116.7	$266.7	$150.0	229%

(1)	Entity acquired as part of the City Index acquisition.
17. SEGMENT INFORMATION
ASC 280, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. Reportable segments are defined as an operating segment that either (a) exceeds 10% of revenue, (b) reported profit or loss in absolute amount exceeds 10% of profit of all operating segments that did not report a loss or (c) exceeds 10% of the combined assets of all operating segments. The Company’s operations relate to global trading services and solutions. Based on the Company’s management strategies, and predominantly common production, marketing, development and client coverage teams, the Company has concluded that it operates in a single operating segment.
18. SUBSEQUENT EVENTS
In November 2015, the Company announced the payment of a $0.05 dividend per share of Common Stock payable on December 22, 2015 to stockholders of record on December 11, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN”, the “Company”, “our”, “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. Our fiscal quarter ended on September 30, 2015.
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

Market Environment
Overall market conditions broadly improved in the three months ended September 30, 2015, with higher volatility in indices and commodities. This resulted in revenue capture generally in line with our trailing twelve-month average.

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

In addition, U.S. and foreign regulators have adopted regulatory changes, or expressed their intention to review existing regulation, in a number of areas as a result of the highly publicized market disruption that occurred on January 15, 2015, when the Swiss National Bank, or SNB, announced that it would move interest rates to -0.75% and abandon the 1.20 floor for EUR/CHF that it had previously maintained. For example, following the SNB market event, the National Futures Association, or NFA, increased margin requirements on certain currency pairs, including those involving the Swiss franc, Swedish krona and Norwegian krone, and regulators in other jurisdictions may follow suit.

Part of our growth strategy is to enter new markets, and as we do so we will become subject to regulation in those markets. Complying with different regulatory regimes in multiple markets is expensive, and in many markets the regulatory environment is unclear and evolving. Changes in regulatory requirements or changes in the interpretation of existing regulatory requirements may force us to alter our business practices.

City Index Acquisition

On April 1, 2015, we completed the acquisition of the entire issued and outstanding share capital of City Index (Holdings) Limited, or City Index, a global online trading firm specializing in CFDs, forex and spread betting from City Index Group Limited. The preliminary purchase price consisted of approximately (i) $6.1 million in cash, inclusive of working capital adjustments and $1.0 million in cash to be held in escrow; (ii) 5,319,149 shares of our common stock, including 4,787,234 shares to be held in escrow; and (iii) 4.125% unsecured Convertible Senior Notes with an aggregate principal amount of $60.0 million, including convertible senior notes with an aggregate principal amount of $54.0 million to be held in escrow. In addition, we paid approximately $22.4 million to settle certain inter-company liabilities between City Index and City Index Group Limited.

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

Galvan Acquisition

In July 2014, we closed on our acquisition of Galvan Research and Trading, Ltd., or Galvan. Galvan, along with its subsidiaries, Galvan LLP and Faraday Research LLP, provides individual investors with professional advice and trading recommendations across a wide range of markets, including FX, individual equities, equity indices and other market sectors. The consideration for the acquisition consisted of a cash payment at closing of $9.7 million, as well as an earn-out arrangement under which the sellers may be entitled to additional contingent consideration based upon the acquired businesses achieving certain performance targets in 2014, 2015 and 2016. At the time the acquisition closed, we estimated the acquisition date fair value of the contingent consideration to be $10.5 million. During the nine months ended September 30, 2015, we adjusted the contingent consideration for these acquisitions by ($4.5) million (See Note 3 to our condensed consolidated financial statements included in this Quarterly Report). The actual contingent payment for 2014 was $2.1 million, which was paid on September 30, 2015.

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

Key Income Statement Line Items
The following section briefly describes the key components of our revenue and expenses:

Revenue

Revenue from our business consists of retail revenue, institutional revenue, other revenue and interest revenue.

Retail Revenue

Retail revenue is our largest source of revenue. Retail revenue is comprised of trading revenue from our retail OTC business, as well as commission revenue from our futures, sales trader and advisory businesses.

Prior to our acquisitions of Global Futures and Forex, Ltd., or GFT, and City Index, trading revenue from our retail OTC business had been generated primarily by forex products. As a result of the GFT and City Index acquisitions, trading revenue generated by non-forex products, particularly CFDs relating to equity indices, single stock equities and commodities, has increased both in magnitude and as a percentage of total retail OTC revenue.

Trading revenue for our retail OTC business is generated as follows:

•	for our customers' trades, we hedge our customers' positions, leaving a bid/offer spread without exposure to changes in market value; and

•
with respect to the remaining customer trades, which we refer to as our net exposure, we receive the net gains or losses generated through changes in the market value of the currencies or other products held in our net exposure.

For the three and nine months ended September 30, 2015, approximately 98% and 97%, respectively, of our average daily retail OTC trading volume was either naturally hedged or hedged by us with our liquidity providers, and the remaining 2% and 3%, respectively, of our average daily retail trading volume consisted of our net exposure, compared to average retail trading volume hedged of approximately 94% for the three and nine months ended September 30, 2014. Trade flow that is naturally hedged allows us to keep the entire bid/ask spread on the two transactions, which offset each other in market risk terms. In contrast, when we hedge trade flow with our liquidity providers, we keep the difference between the retail bid/ask spread we offer our customers and the wholesale bid/ask spread that we pay to our liquidity providers.
We manage our net exposure by applying position and exposure limits established under our risk-management policies and by continuous, active monitoring by our trading and risk teams. Based on our risk management policies and procedures, over time a portion of our net exposure may be hedged with our liquidity providers. Although we do not actively initiate proprietary market positions in anticipation of future movements in the relative prices of the products we offer, through our net exposure we are likely to have open positions in various currencies at any given time. In the event of unfavorable market movements, we may experience losses on such positions.

In our retail futures business, we provide our customers with access to futures markets, while our retail advisory business provides customers with advice, primarily related to the CFD markets. These businesses generally generate revenue from commissions on each transaction. We are not exposed to market risk in connection with these businesses.

Our retail sales trader business has historically provided high-touch trading services and execution to high net worth customers. We primarily earn commissions on this trade flow, which we typically hedge fully. In future periods, we expect to further integrate our sales trader business within our traditional retail business.

Retail revenue comprised 92.9% and 87.2% of our total net revenue for the three months ended September 30, 2015 and September 30, 2014, respectively and 90.4% and 87.6% for the nine months ended September 30, 2015 and September 30, 2014, respectively.

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

Other Revenue

Other revenue primarily comprises account management and transaction fees; inactivity and training fees charged to customer accounts; and foreign currency transaction gains and losses. During the nine months ended September 30, 2015, we recorded a $4.5 million adjustment to the contingent payment related to the acquisition of Galvan, which was included in other revenue.

Net Interest Revenue / Expense

Net interest revenue/expense consists primarily of the revenue generated by our cash and customer cash held by us at banks, as well as funds on deposit as collateral with our liquidity providers, less interest paid to our customers.
Our cash and customer cash is generally held in money market funds, which primarily invest in short-term U.S. government securities or treasury bills. Such deposits and investments earned interest at an average effective rate of approximately 0.1% for the three months ended September 30, 2015. Interest paid to customers varies primarily due to the net value of customer accounts. A customer's net account value equals cash on deposit plus the mark to market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $0.1 million for the three months ended September 30, 2015, compared to $0.3 million for the three months ended September 30, 2014.
Expenses

Our expenses principally comprise employee compensation and benefits, selling and marketing expenses, referral fees, trading expenses, general and administrative expenses, depreciation and amortization, purchased intangible amortization, communications and technology expenses, bad debt provision and interest on long term borrowings, as well as expenses related to acquisitions and integration activities.

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
Referral fees are largely variable and change principally based on the level of customer trading volume directed to us by our white label partners and introducing brokers. The specific terms of our agreements with the white label partners and introducing brokers vary on a partner-by-partner and regional basis. The majority of our white label partners and introducing brokers are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners and brokers, while we are generating lower revenue from their customers. Our indirect business accounted for 49% and 48% of retail trading volume in the three and nine months ended September 30, 2015 and September 30, 2014, respectively.

Trading expenses
Trading expenses consist of exchange fees paid to stock exchanges and other third parties for exchange market data that we provide to our customers or use to create our own derived data products, as well as fees for news services, clearing firms and fees paid to prime brokers in connection with our institutional GTX and futures businesses.

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

Purchased Intangible Amortization
Purchased intangible amortization consists of amortization related to intangible assets we acquired in 2015, 2014, 2013 and 2012 in connection with our acquisitions. The principal intangible assets acquired were technology, customer assets and trademarks. These intangible assets have initial estimated useful lives ranging from one year to ten years.

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

Restructuring Expenses
For the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, we incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with accounting guidance.

Acquisition Expenses
For the three and nine months ended September 30, 2015 and September 30, 2014, we incurred acquisition-related expenses, which included legal, accounting, valuation and other costs specified in accounting guidance. These costs are expensed as incurred.

Integration Expenses
For the three and nine months ended September 30, 2015 and for the nine months ended September 30, 2014, we incurred integration expenses, which are acquisition-related costs that do not meet the definition of acquisition expenses specified in accounting guidance. These costs include retention bonuses paid to employees and the cost of retiring physical and intangible assets made redundant by acquisitions, including the amortization of technology platforms that are being discontinued as a result of the City Index acquisition.

Operating Metrics
The following table sets forth key operating metrics for our business for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Retail
OTC Trading Volume (billions)	$1,029.8	$605.4	$2,893.6	$1,699.9
Average Daily OTC Trading Volume (billions)	$15.6	$9.2	$14.9	$8.8
Sales Trader Trading Volume	$88.7	$92.1	$277.5	$344.9
Active OTC Accounts	149,846	93,779	149,846	93,779
Futures Contracts	2,203,456	1,764,586	6,640,407	5,047,995
Client Assets (millions)	$986.4	$849.7	$986.4	$849.7
Institutional
GTX Trading Volume (billions)	$1,100.9	$1,089.0	$3,522.0	$3,538.4
Average Daily GTX Trading Volume (billions)	$16.7	$16.5	$18.2	$18.2

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

For the three and nine months ended September 30, 2015 and September 30, 2014, no single retail customer accounted for more than 3.0% of our retail trading volume for the period.

OTC Trading Volume (billions)
OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our retail customers. Approximately 46.4% and 43.2% of our customer trading volume for the three and nine months ended September 30, 2015 was generated by our retail OTC businesses, compared to 33.9% and 30.4% for the three and nine months ended September 30, 2014.

Average Daily OTC Trading Volume (billions)
Average daily retail OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our retail OTC customers in a given period divided by the number of trading days in the given period.

Sales Trader Trading Volume
Sales trader trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our sales trader customers. Approximately 4.0% and 4.1% of our customer trading volume for the three and nine months ended September 30, 2015 was generated by our sales trader businesses, compared to 5.2% and 6.2% for the three and nine months ended September 30, 2014.

Active OTC Accounts
Active OTC accounts represent customers who executed at least one trade during the twelve-month periods ending September 30, 2015 and 2014, respectively. We believe active OTC accounts is an important operating metric because it correlates to our retail trading volume and revenue.

Futures Contracts
Futures contracts represent the total number of contracts transacted by customers of our futures division.

Client Assets (millions)
Client assets represent amounts due to clients, including customer deposits and unrealized gains or losses arising from open positions.
GTX Trading Volume (billions)
GTX trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our institutional customers. Approximately 49.6% and 52.6% of our customer trading volume for the three and nine months ended September 30, 2015, respectively, was generated by our GTX business, compared to 61.0% and 63.4% for the three months ended September 30, 2014, respectively.

Average Daily GTX Trading Volume (billions)
Average daily GTX volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our GTX customers in a given period divided by the number of trading days in the given period.

RESULTS OF OPERATIONS
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
REVENUE:
Retail revenue	$118,801	$90,373	$300,376	$223,138
Institutional revenue	8,292	8,537	26,734	25,641
Other revenue	772	4,478	5,248	5,199
Total non-interest revenue	127,865	103,388	332,358	253,978
Interest revenue	285	359	936	1,123
Interest expense	219	97	846	319
Total net interest revenue	66	262	90	804
Net revenue	$127,931	$103,650	$332,448	$254,782
Our total net revenue increased $24.3 million, or 23.4%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Total net revenue increased $77.7 million, or 30.5%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Retail revenue for the three and nine months ended September 30, 2015 increased $28.4 million, or 31.5%, and $77.2 million, or 34.6%, compared to the three and nine months ended September 30, 2014, respectively. The increase was primarily the result of our acquisition of City Index, as well as improved market conditions and increased trading volumes. The inclusion of operating results for GAA, Top Third and Galvan, each of which was acquired in 2014, for full periods during 2015 also contributed to the increase in retail revenue for the nine months ended September 30, 2015. These increases were partially offset by a decrease in revenue from our sales trader business, principally resulting from a repositioning of that business aimed at enhancing overall firm profitability and capital efficiency.
Institutional revenue decreased $0.2 million, or 2.9%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Institutional revenue increased $1.1 million, or 4.3%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The increase in institutional revenue for the nine months ended September 30, 2015 primarily resulted from growth in commissions revenue from trading on our GTX platform, partially offset by a reduction in commission revenue from voice-broker services, primarily during the three months ended September 30, 2015, which also drove the decrease in institutional revenue for that three-month period.
Other revenue decreased $3.7 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and was $5.2 million for each of the nine months ended September 30, 2015 and 2014, respectively. The decrease in the three month period was primarily due to the impact of foreign currency revaluation. For the nine month period ended September 30, 2015, the decline in other revenue in the three months ended September 30, 2015 was offset by an increase in other revenue in the second quarter of 2015 due to an adjustment to the recorded amount of contingent consideration relating to our Galvan acquisition made in such period (see Note 3 to our condensed consolidated financial statements included in this Quarterly Report).

 Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Total Operating Expenses	$116,146	$80,684	$317,648	$230,797
As a percentage of net revenue	90.8%	77.8%	95.5%	90.6%
Our total operating expenses for the three months ended September 30, 2015 increased $35.5 million, or 44.0%, compared to the three months ended September 30, 2014, primarily due to the effects of the City Index acquisition. Our total operating expenses for the nine months ended September 30, 2015 increased $86.9 million, or 37.6%, compared to the nine months ended September 30, 2014, primarily due to the effects of the City Index acquisition.
For the three months ended September 30, 2015, the increase in operating expenses consisted primarily of an increase of $10.7 million in integration expenses, an increase of $7.6 million in general and administrative expenses, an increase of $3.9 million in referral fees, an increase of $3.6 million in employee compensation and benefits, an increase of $2.8 million in trading expenses, an increase of $2.6 million in selling and marketing expense, an increase of $2.0 million in purchased intangible amortization, an increase of $1.9 million in communications and technology expenses and an increase of $1.2 million in depreciation and amortization, which was partially offset by a decrease in acquisition and restructuring costs of $1.1 million.
For the nine months ended September 30, 2015, the increase in operating expenses consisted primarily of an increase of $21.4 million in integration expenses, an increase of $18.8 million in referral fees, an increase of $12.1 million in general and administrative expenses, an increase of $10.3 million in employee compensation and benefits, an increase of $5.9 million in purchased intangible amortization, an increase of $4.3 million in selling and marketing expense and an increase of $4.0 million in trading expenses.
These changes in expenses are discussed in more detail below.
Employee Compensation and Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Employee compensation and benefits	$29,088	$25,505	$81,700	$71,440
As a percentage of net revenue	22.7%	24.6%	24.6%	28.0%
Employee compensation and benefits for the three months ended September 30, 2015 increased $3.6 million, or 14.0%, compared to the three months ended September 30, 2014. The increase was primarily due to the compensation and benefits for the additional employees acquired in the acquisition of City Index, partially offset by the headcount reductions effected in the third quarter of 2015.
Employee compensation and benefits for the nine months ended September 30, 2015 increased $10.3 million, or 14.4%, compared to the nine months ended September 30, 2014. The increase was primarily due to the compensation and benefits for the additional employees acquired in the acquisition of City Index and Galvan, partially offset by the impact of headcount reductions made in the first nine months of 2015.
Referral fees

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Referral fees	$28,607	$24,640	$84,724	$65,865
As a percentage of net revenue	22.4%	23.8%	25.5%	25.9%

Referral fees for the three months ended September 30, 2015 increased $4.0 million, or 16.1%, compared to the three months ended September 30, 2014. Referral fees for the nine months ended September 30, 2015 increased $18.9 million, or 28.6%, compared to the nine months ended September 30, 2014. These increases in referral fees relate to increased trading volume introduced to us by introducing brokers and white label partners in 2015, primarily due to our acquisition of City Index, partially offset by lower average referral fees per million paid to such partners in respect of such trading volumes.
Trading expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Trading expenses	$8,779	$6,032	$24,053	$20,089
As a percentage of net revenue	6.9%	5.8%	7.2%	7.9%
Trading expenses for the three and nine months ended September 30, 2015 increased $2.7 million, or 45.5%, and $4.0 million, or 19.7%, respectively, compared to the three and nine months ended September 30, 2014. These increases were primarily due to increased trading expenses resulting from the expansion of our business following the acquisition of City Index. Retail trading expenses relate to fees that we pay to various exchanges and other third parties for market data that we provide to our customers or use to create our own derived data products.
Communications and technology

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Communications and technology	$5,565	$3,822	$14,158	$11,645
As a percentage of net revenue	4.4%	3.7%	4.3%	4.6%
Communications and technology expenses for the three and nine months ended September 30, 2015 increased $1.7 million, or 45.6%, and $2.5 million, or 21.6%, respectively, compared to the three and nine months ended September 30, 2014. These increases were primarily due to the acquisition of City Index.
General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
General and administrative	$16,754	$9,056	$40,219	$28,113
As a percentage of net revenue	13.1%	8.7%	12.1%	11.0%
General and administrative expenses for the three and nine months ended September 30, 2015 increased $7.7 million, or 85.0%, and $12.1 million, or 43.1%, respectively, compared to the three and nine months ended September 30, 2014. These increases were primarily due to the acquisition of City Index.

Selling and Marketing Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Selling and marketing	$7,422	$4,803	$20,395	$16,118
As a percentage of net revenue	5.8%	4.6%	6.1%	6.3%

Selling and marketing expense for the three and nine months ended September 30, 2015 increased $2.6 million, or 54.5%, and $4.3 million, or 26.5%, respectively, compared to the three and nine months ended September 30, 2014. These increases were primarily due to supporting additional brands following the acquisition of City Index.
Purchased Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Purchased intangible amortization	$4,280	$2,228	$10,688	$4,841
As a percentage of net revenue	3.3%	2.1%	3.2%	1.9%
Purchased intangible amortization for the three and nine months ended September 30, 2015 increased $2.1 million and $5.8 million, respectively, compared to the three and nine months ended September 30, 2014. These increases were primarily due to an increase in amortization relating to the acquisitions of City Index, GAA, Top Third, Galvan and the intellectual property rights relating to our GTX platform.
Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Depreciation and amortization	$2,925	$1,717	$7,638	$5,725
As a percentage of net revenue	2.3%	1.7%	2.3%	2.2%
Depreciation and amortization for the three and nine months ended September 30, 2015 increased $1.2 million, or 70.4% and$1.9 million, or 33.4%, respectively, compared to the three and nine months ended September 30, 2014. The increases resulted principally from the depreciation of property and equipment acquired in the City Index transaction.
Bad Debt Provision

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Bad debt provision	$1,794	$1,528	$6,354	$2,690
As a percentage of net revenue	1.4%	1.5%	1.9%	1.1%
Bad debt provision increased $0.3 million and $3.7 million for the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014. The increase in the three months ended September 30, 2015 primarily related to the City Index acquisition. The increase in the nine months ended September 30, 2015 resulted primarily from $2.5 million in negative balances experienced by certain of our customers following actions taken by the Swiss National Bank in January 2015, as well as the acquisition of City Index.
Acquisition Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Acquisition expenses	$232	$917	$2,711	$1,545
As a percentage of net revenue	0.2%	0.9%	0.8%	0.6%

Acquisition expenses were $0.2 million and $2.7 million for the three and nine months ending September 30, 2015, respectively, compared to $0.9 million and $1.5 million for the three and nine months ending September 30, 2014. Acquisition expenses decreased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to a reduction in acquisition activity during the three-month period in 2015 as compared to the same period in 2014 when we incurred expenses relating to the City Index transaction. Acquisition expenses increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to the size of the City Index acquisition as compared to the smaller acquisitions undertaken in 2014. The acquisition expenses incurred during 2015 primarily related to legal, investment banking and accounting professional fees related to the City Index acquisition.
Restructuring Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Restructuring expenses	$—	$436	$1,935	$1,007
As a percentage of net revenue	—%	0.4%	0.6%	0.4%
Restructuring expenses were negligible for the three months ending September 30, 2015 and $1.9 million for the nine months ending September 30, 2015. The restructuring expenses were $0.4 million and $1.0 million for the three and nine months ending September 30, 2014, respectively. Restructuring expenses include severance payments and related expenses that arose in connection with headcount reduction initiatives. Such initiatives were undertaken in 2015, as part of our efforts to integrate City Index. The smaller acquisitions in 2014 did not result in head count reduction of a comparable scale.
Integration Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Integration expenses	$10,700	$—	$23,073	$1,719
As a percentage of net revenue	8.4%	—%	6.9%	0.7%
Integration expenses were $10.7 million and $23.1 million for the three and nine months ending September 30, 2015, as compared to a negligible amount for the three months ending September 30, 2014 and $1.7 million for the nine months ending September 30, 2014. For the nine months ended September 30, 2015, these expenses consisted primarily of the accelerated amortization of intangible and other assets made redundant by the City Index acquisition. The nine months ended September 30, 2014 included smaller scale accelerated amortization of platform assets related to GFT acquisition integration efforts.

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations, the issuance of debt and equity securities, including the Convertible Senior Notes due 2018 and Convertible Senior Notes due 2020 that we issued in the fourth quarter of 2013 and second quarter of 2015, respectively, and access to secured lines of credit. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. We expect that our capital expenditures for the next 12 months will be consistent with our historical annual spend on a pro forma basis taking the City Index acquisition into consideration.

We primarily hold and invest our cash at various financial institutions and in various investments, including cash held at banks, deposits at our liquidity providers and money market funds which invest in short-term U.S. government securities. In general, we believe all of our investments and deposits are of high credit quality and we have adequate liquidity to conduct our businesses.
As a holding company, nearly all of our funds from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. The following table shows the amount of cash held by our operating subsidiaries outside the United States and the amount of undistributed earnings (amounts in millions) at September 30, 2015:

Entity Name	Cash	Undistributed Earnings
GAIN Capital-Forex.com U.K., Ltd.	$282.4	$87.5
GAIN Capital UK, Ltd.	301.6	—
GAIN Capital Japan Co., Ltd.	73.1	—
GAIN Capital Forex.com Australia, Pty. Ltd.	10.5	—
GAIN Capital-Forex.com Hong Kong, Ltd.	3.0	—
GAIN Capital-Forex.com Canada Ltd.	6.2	—
GAIN Capital Singapore Pte. Ltd.	28.4	0.8
GAIN Capital Australia Pty Ltd.	19.6	0.9
Galvan Research and Trading Ltd.	0.4	4.5
GAIN Global Markets, Inc.	0.3	—
Faraday Research LLP	0.3	0.8
GTX Bermuda Ltd.	4.6	7.4
Gain Global Markets Bermuda, Ltd.	17.6	—
Total	$748.0	$101.9
At September 30, 2015, we had approximately $101.9 million of undistributed earnings of our foreign operating subsidiaries indefinitely invested outside the United States. These earnings are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. No provision has been made for the U.S. taxes that would arise if these earnings were repatriated to the United States. If these earnings had been repatriated into the United States as of September 30, 2015, in the form of dividends or otherwise, the Company would have been subject to additional income taxes of approximately $17.8 million.
Some of our operating subsidiaries are subject to requirements of various regulatory bodies, including the Commodities Futures Trading Commission and National Futures Association in the United States, the Financial Conduct Authority in the United Kingdom, the Financial Services Agency, Ministry of Economy, Trade and Industry and Ministry of Agriculture, Forestry and Fisheries in Japan, the Securities and Futures Commission in Hong Kong, Investment Industry Regulatory Organization of Canada and the Ontario Securities Commission in Canada and the Cayman Islands Monetary Authority in the Cayman Islands, relating to liquidity and capital standards, which limit funds available for the payment of dividends to GAIN Capital Holdings, Inc. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them.

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of September 30, 2015 and the actual amounts of capital that were maintained on that date (amounts in millions):

	Minimum Regulatory	Capital Levels	Excess Net
Entity Name	Capital Requirements	Maintained	Capital
GAIN Capital Group, LLC	$25.3	$42.3	$17.0
GAIN Capital UK, Ltd.	52.3	111.5	59.2
GAIN Capital-Forex.com U.K., Ltd.	32.5	81.7	49.2
GAIN Capital Japan Co., Ltd.	1.4	9.5	8.1
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	2.7	0.8
GAIN Capital Forex.com Australia, Pty. Ltd.	0.7	2.2	1.5
Galvan Research and Trading, Ltd.	0.7	4.4	3.7
GAIN Capital-Forex.com Canada Ltd.	0.2	1.4	1.2
GAIN Global Markets, Inc.	0.1	0.2	0.1
GAIN Capital Securities, Inc.	0.1	0.4	0.3
GAIN Capital Singapore Pte. Ltd.	0.7	7.1	6.4
GAIN Capital Australia Pty Ltd.	0.7	2.0	1.3
Global Assets Advisors, LLC	0.1	1.3	1.2
Total	$116.7	$266.7	$150.0

Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC, is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirement Sections 11 and 12. Under applicable provisions of these regulations, GAIN Capital Group, LLC is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin, or $20,000,000, plus 5% of all liabilities owed to customers exceeding $10,000,000. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets primarily consist of cash and cash equivalents reported on our balance sheets as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, referral fees payable and other liabilities. From net capital we take certain percentage deductions against net assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of September 30, 2015, GAIN Capital Group, LLC had adjusted net capital of approximately $42.3 million and net capital requirements of $25.3 million. As of September 30, 2015, the excess net capital of GAIN Capital Group, LLC was $17.0 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GAIN Capital Group, LLC's net capital or a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

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
We are required to maintain cash on deposit with our liquidity providers in order to conduct our hedging activities. As of September 30, 2015, we had posted $119.2 million with liquidity providers compared to $134.9 million as of December 31, 2014, a decrease of $15.7 million. As of September 30, 2015, total client assets were $986.4 million compared to $759.6 million as of December 31, 2014, an increase of $226.8 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from our clients’ open positions.
The table set forth below provides information regarding our total available liquidity as of September 30, 2015 and as of December 31, 2014. We use this non-GAAP measure to evaluate our business operations and our ability to continue to grow our business, including through acquisitions (amounts in millions):

	As of September 30, 2015	As of December 31, 2014
Cash & cash equivalents	$186.7	$139.4
Receivable from brokers(1)	119.2	134.9
Free operating cash	305.9	274.3
Less: Minimum regulatory capital requirements	(116.7)	(76.3)
Free cash available(2)	$189.2	$198.0

(1)
Includes cash that would be received from brokers following the close-out of all open positions. We estimate that liquidation of open positions as of the date indicated could be completed within one to two business days.

(2)
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
The notes bear interest at a fixed rate of 4.125% per year, payable semiannually in arrears on June 1 and December 1 of each year, which commenced on June 1, 2014. The semi-annual interest payment on the notes will equal approximately $1.7 million, payable in June and December 2015. The notes are convertible into cash, shares of our common stock, or a combination thereof, at our election, subject to certain limitations. The notes will mature on December 1, 2018, unless earlier converted, redeemed or repurchased. We may not redeem the notes prior to December 1, 2016.
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
In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes due 2018 and our 4.125% Convertible Senior Notes due 2020) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability components of the notes are initially valued at the fair value of a similar debt instrument that does not have an associated equity component and were reflected as a liability in our condensed consolidated balance sheets in an amount equal to the fair value, which, as of September 30, 2015 (for both the Notes due 2018 and the Notes due 2020) and December 31, 2014 (for only the Notes due 2018), were $120.9 million and $68.4 million, respectively. The equity components of the notes are included in the additional paid-in capital section of our stockholders’ equity on our condensed consolidated balance sheets, and the values of the equity components are treated as original issue discount for purposes of accounting for the debt components. The equity components, as of September 30, 2015 (for both the Notes due 2018 and the Notes due 2020) and December 31, 2014 (for only the Notes due 2018), were $27.5 million and $12.1 million, respectively. This original issue discounts are amortized to non-cash interest expense over the term of the applicable notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our consolidated income statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the debt discount and the notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as our 4.125% Convertible Senior Notes due 2018 and our 4.125% Convertible Senior Notes due 2020) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share unless the conversion value of the notes exceeds their principal amount at the end of the relevant reporting period. If the applicable conversion value exceeds their principal amount, then, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, were issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.

Cash Flow
The following table sets forth a summary of our cash flow for the nine months ended September 30, 2015 and the nine months ended September 30, 2014 (amounts in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Cash provided by/(used for) operating activities	$75,475	$84,298
Cash used for investing activities	(9,547)	(35,174)
Cash used for financing activities	(20,106)	(3,920)
Effect of exchange rate changes on cash and cash equivalents	1,463	(2,903)
Increase in cash and cash equivalents	$47,285	$42,301
Cash provided by operating activities was $75.5 million for the nine months ended September 30, 2015, compared to cash provided by operating activities of $84.3 million for the nine months ended September 30, 2014.
For the nine months ended September 30, 2015, we incurred approximately $32.5 million in non-cash expense items as opposed to approximately $11.0 million of similar non-cash expense items during the first nine months of 2014. In addition, receivables from brokers contributed operating cash of $51.0 million for first nine months of 2015 as compared to contributions of $61.3 million in the first nine months of 2014. Finally, cash outflows for accrued expenses and accrued compensation were $20.1 million for the first nine months of 2015 as compared to $3.7 million for the first nine months of 2014.
Amounts posted as collateral with liquidity providers were included on our balance sheets as receivables from brokers and represented collateral required to be deposited with our liquidity providers in order for us to hold securities positions, as well as amounts we posted, at our discretion, with liquidity providers in excess of applicable collateral requirements. Due to an operational change made in the fourth quarter of 2014, amounts required to be posted as collateral with our liquidity providers are included on our balance sheet as receivables from brokers, while discretionary amounts posted in excess of applicable collateral requirements are viewed as available company cash to the extent not required to be classified as cash and securities held for customers. We receive interest on amounts we have posted as collateral with our liquidity providers. We expect that the amount of collateral required by our liquidity providers in the future will be commensurate with the amount of securities positions that they hold on our behalf. The amount of cash posted with liquidity providers in excess of applicable collateral requirements is discretionary and may increase or decrease in future periods as we determine the most efficient uses of our cash.
Cash used for investing activities was $9.5 million for the nine months ended September 30, 2015, primarily due to the purchase of property and equipment and the net cash paid for the acquisition of City Index. Cash used for investing activities of $35.2 million for the nine months ended September 30, 2014 consisted primarily of the consideration paid for the acquisitions of GAA, Top Third and Galvan.
Cash used for financing activities was $20.1 million for the nine months ended September 30, 2015, compared to cash used for financing activities of $3.9 million for the nine months ended September 30, 2014. The increase in cash used in the nine months ended September 30, 2015 was primarily due to a deferred payment for the acquisition of GFT, which was made in 2015, as well as the Galvan earnout payment, with no similar outflows in 2014.
Capital Expenditures
Capital expenditures were $13.9 million for the nine months ended September 30, 2015, compared to $8.1 million for the nine months ended September 30, 2014. Capital expenditures for both periods primarily related to the development of our trading platforms and websites.
Contractual Obligations
For the nine months ended September 30, 2015, there were no significant changes to our vendor or operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance-Sheet Arrangements
At September 30, 2015 and December 31, 2014, we did not have any off-balance-sheet arrangements.
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

For the nine months ended September 30, 2015, we revised our revenue captions to "Retail revenue", "Institutional revenue", and "Other revenue". Previously, certain business lines now presented in "Retail revenue" were presented in "Commission revenue". Following the City Index acquisition, we believe that presenting our revenues in this manner provides a clearer presentation of our major customer types and the related revenue streams. Revenues for the three and nine months ended September 30, 2014 have been reclassified to reflect this revised presentation. There were no changes to net revenue or net income in any period due to this reclassification.

For the period ended September 30, 2015, we revised certain captions shown in our condensed consolidated balance sheets. "Receivables from banks and brokers" has been renamed "Receivables from brokers", and "Payables to customers, brokers, dealers, FCMs and other regulated entities" has been renamed "Payables to customers". We believe that these captions more succinctly represent the nature of the transactions and balances contained within each line item. The composition and the amounts reported in the line items have not changed.
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

The amount of revenue from our retail futures, retail advisory and institutional businesses are determined by the volume of trades in such businesses.

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

Accrued Compensation

We make estimates in determining our quarterly and annual accrued non-share-based compensation. A significant portion of our employee incentive compensation programs is discretionary. Each quarter and year-end we determine the amount of discretionary cash bonus pools. We also review compensation throughout the year to determine how overall performance compares to management’s expectations. We take these and other factors, including historical performance and our performance relative to budget, into account in reviewing accrued discretionary cash compensation estimates quarterly and adjusting accrual rates as appropriate. Changes to these factors could cause a material increase or decrease in the amount of compensation expense that we report in a particular period.

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
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our consolidated financial statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customers' cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, in money market funds that invest in short-term U.S. government securities and in United States and Canadian Imperial Bank of Commerce treasury bills. The interest rates earned on these deposits and investments affect our interest revenue. Based on the prevailing interest rates at September 30, 2015, a decrease in short-term interest rates to 0% would result in approximately $1.3 million less in annual pretax income.
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

Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of September 30, 2015, we maintained capital levels of $266.7 million, which represented approximately 2.3 times the capital we were required to hold under applicable regulations.
Cash Liquidity Risk
In normal conditions, our market making business of providing online forex trading and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currency pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with nine financial institutions. We believe that these relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds. Collateral on deposit was $148.3 million and $134.2 million at September 30, 2015 and December 31, 2014, respectively.
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

Operational Risk
Our operations are subject to broad and various risks resulting from technological interruptions, failures or capacity constraints in addition to risks involving human error or misconduct, including unauthorized access of customer data or other system breaches. Regarding technological risks, we are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations. We have established a program to monitor our computer systems, platforms and related technologies and to promptly address issues that arise. We have also established disaster recovery facilities in strategic locations to ensure that we can continue to operate with limited interruptions in the event that our primary systems are damaged. As with our technological systems, we have established policies and procedures designed to monitor and prevent both human errors, such as clerical mistakes or incorrectly placed trades, as well as human misconduct, such as unauthorized trading, fraud or negligence. These policies and procedures include both physical and electronic means of limiting unauthorized access to customer data. In addition, we seek to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies.
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

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For the nine months ended September 30, 2015, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2014, filed on March 16, 2015 and amended on April 30, 2015. The following supplements and amends those discussions.

As previously disclosed, on February 16, 2012, we received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with us and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on us, the claimants requested, and we agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. We submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012, we received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. We subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to our motion on June 2, 2013 and subsequently we filed a response to this answer on July 15, 2013. A hearing was held on our application for strike out and/or summary judgment on September 18 and 19, 2013.  After the hearing, the judge asked the claimants to respond in writing to his additional questions from the hearing.  The claimants had until October 11, 2013 to provide answers and we were given until November 1, 2013 to respond.  On February 26, 2014, the judge denied our motion for strike out/summary judgment. Case management conferences were held by the Court on October 17, 2014 and June 18, 2015. On August 3, 2015, the claimants filed an Amended Master Particulars of Claim, and on October 6, 2015, we filed an Amended Defense. The parties are in discovery. We can provide no assurances that this matter will be successfully resolved. As of the date of this report, a potential loss or a potential range of loss cannot be reasonably estimated.

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

(a) Unregistered Sales of Equity Securities

None.
(b) Purchase of Equity Securities by the Issuer

The following table presents information regarding our purchases of common stock in the nine months ended September 30, 2015:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2015-January 31, 2015	—	—	—	$8,528,167
February 1, 2015-February 28, 2015	—	—	—	$8,528,167
March 1, 2015-March 31, 2015	—	—	—	$8,528,167
April 1, 2015-April 30, 2015	—	—	—	$8,528,167
May 1, 2015-May 31, 2015	21,132	$9.46	21,132	$8,327,753
June 1, 2015-June 30, 2015	20,801	$9.61	20,801	$8,127,346
July 1, 2015-July 31, 2015	24,334	$8.94	24,334	$7,909,320
August 1, 2015-August 31, 2015	49,977	$7.42	49,977	$7,537,261
September 1, 2015-September 30, 2015	150,023	$7.67	150,023	$6,384,122
(1) On May 16, 2011, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $10.0 million for the purchase of the Company’s common stock. On May 6, 2013, the Company announced that the Board of Directors approved to increase the total amount available for the purchase of the Company's common stock to $15.0 million.
(2) Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2015	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2015	/s/ Nigel Rose
Nigel Rose
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*

*	Filed herewith.