Form 10-K
period 2015-12-31
GAIN Capital Holdings, Inc.
filed 2016-03-17
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015, was approximately $211 million.
As of March 11, 2016, the registrant had 48,561,528 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year is incorporated by reference into Part III of this Form 10-K.

GAIN Capital Holdings, Inc.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

PART I

FORWARD-LOOKING INFORMATION

In this Annual Report on Form 10-K, the words “GAIN,” the “Company,” “our,” “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. GAIN’s fiscal year ended on December 31, 2015.

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
OVERVIEW

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. Our retail, institutional and futures segments service customers in more than 180 countries worldwide, and we conduct business from our offices in Bedminster, New Jersey; Jersey City, New Jersey; London, England; Cornwall, England; Chicago, Illinois; Powell, Ohio; Grand Rapids, Michigan; Tokyo, Japan; Sydney, Australia; Beijing, China; Shanghai, China; Pembroke, Bermuda; Hong Kong, and Singapore.
We offer our customers access to a diverse range of over 12,500 financial products, including spot foreign exchange, or forex, and precious metals trading, as well as “contracts for difference”, or CFDs, which are investment products with returns linked to the performance of underlying asset. We offer CFDs on currencies, commodities, indices, individual equities, bonds and interest rate products. We also support trading of exchange-traded futures and options on futures on more than 30 global exchanges. In the United Kingdom, we offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment for residents of that country.
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

We operate our business in three segments. Through our retail segment, we provide our retail customers around the world with access to a diverse range of global financial markets, including spot forex, precious metals, spread bets and CFDs on commodities, indices, individual equities and interest rate products, as well OTC options on forex. Our institutional segment provides agency execution services and offers access to markets and self-directed trading in foreign exchange, commodities, equities, options and futures via our GTX platform. Our futures segment offers execution and risk management services for exchange-traded futures and futures options on major U.S. and European futures and options exchanges. Each of our operating segments is discussed in more detail below. For financial information regarding our segments, please see Note 22 to our audited consolidated financial statements included in this Annual Report.

As a global provider of online trading services, our results of operations are impacted by a number of external market factors, including market volatility and transaction volumes, competition, the regulatory environment in the various jurisdictions and markets in which we operate and the financial condition of the retail and institutional customers to whom we provide our services. These factors are not the only factors that impacted our results of operations for the most recent fiscal period, and additional or other factors may impact, or have different degrees of impact, on our results of operations in future periods. For financial information by geographic area, please see Note 22 to our audited consolidated financial statements included in this Annual Report.

As discussed in Note 2 to our audited consolidated financial statements under the heading "Restatement," we have restated our financial statements as of December 31, 2014 and for the years ending December 31, 2014 and 2013. The following table sets forth the restated key financial data and operating metrics for our business:

	Key Financial Data
	(in millions)
	Year Ended December 31,
	2015	2014 (As Restated)	2013 (As Restated)	2012	2011
Net Revenue	$435.3	$369.2	$267.7	$151.8	$182
Net income applicable to Gain Capital Holdings, Inc.	$10.3	$24.9	$28.1	$2.6	$15.7
Adjusted net income(1)	$34.3	$30.9	$29.8	$4.3	$15.7

	Key Operating Metrics
	(Unaudited)
	Year Ended December 31,
	2015	2014	2013	2012	2011
Retail
OTC Trading Volume (billions)	$3,985.8	$2,430.5	$1,796.7	$1,303.4	$1,574.0
OTC Average Daily Volume (billions)	$15.4	$9.4	$6.9	$5.0	$6.0

Active OTC Accounts(2)	146,977	94,895	98,696	60,219	63,435
Client Assets (millions)	$920.6	$759.6	$739.3	$446.3	$310.4

Institutional
Volume (billions)	$2,671.9	$3,183.7	$2,599.6	$1,493.8	$445.7
Average Daily Volume (billions)	$10.3	$12.7	$10.0	$5.7	$1.7

Futures
Futures Contracts(3)	8,623,392	7,027,008	5,386,383	1,507,425	—
Futures Average Daily Contracts	34,356	28,108	21,460	18,383	—

(1)
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

(2)	Represents accounts which executed a transaction over the last 12 months.

(3)	Futures contracts represent the total number of contracts transacted by customers of our futures business.

Growth Strategies

We intend to grow our business and increase our profitability principally by employing the following growth strategies:

•	Continue to enhance our proprietary trading platforms and innovative trading tools in our retail, institutional and futures segments in order to attract customers and increase our market share;

•
Strategically expand our operations and customer base through business acquisitions, investments and partnerships, such as our purchase of the entire issued and outstanding share capital of City Index (Holdings) Limited ("City Index"), a global online trading firm specializing in CFDs, forex and spread betting, which we completed on April 1, 2015;

•	Expand our product offerings in order to facilitate clients' trading of our wide range of financial products and to generate more revenue per customer; and

•	Identify and enter high-growth markets in order to expand our presence globally in markets where we believe there are large revenue opportunities.
Our Retail Segment

Our retail segment represented 79.8% of our net revenue for the year ended December 31, 2015. We conduct our retail business primarily through our FOREX.com and City Index brands. As of December 31, 2015, we had 173,738 funded retail accounts.

We provide our retail customers around the world with access to a diverse range of 12,500 global financial markets, including spot forex and precious metals trading, as well as “contracts for difference”, or CFDs, which are investment products with returns linked to the performance of underlying asset. We offer CFDs on currencies, commodities, indices, individual equities, bonds and interest rate products. In the United Kingdom, we offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment to residents of that country. We offer these products under the diverse regulatory environments in which we operate. For example, because of U.S. regulations, neither we, nor our subsidiaries, offer CFDs or spread bets in the United States or to U.S. residents.

We seek to attract and support our customers through direct and indirect channels. Our primary direct channels for our retail segment are our Internet websites, FOREX.com and Cityindex.com, which are available in multiple languages, including English, Chinese, Japanese, German and Arabic. Our indirect channel includes our relationships with introducing brokers, who solicit customers on our behalf, and white label partners, who offer our trading services to their customers under their own brand. Total retail trading volume sourced through direct and indirect channels was 51% and 49%, respectively, for the year ended December 31, 2015.

Our retail segment also includes Galvan Research and Trading, Ltd., or Galvan, which we acquired in 2014. Galvan, along with its subsidiaries, Galvan LLP and Faraday Research LLP, provides individual investors with professional advice and trading recommendations across a wide range of markets, including forex, individual equities, equity indices and other market sectors.

We generate revenue in our retail segment in two ways: (1) trading revenue from our market making activities for OTC products, earned principally from the bid/offer spread we offer our customers and any net gains and losses generated through changes in the market value of the currencies and other products held in our net exposure and (2) fees, including financing charges for positions held overnight, commissions on equity CFD trades and advisory services, and other account related fees.

In 2015, we generated approximately 86.3% of our retail segment trading volume from customers outside the United States. For a discussion of the risks associated with our retail segment operations outside the United States, please see "Item 1A. Risk Factors."

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
In this regard, we have longstanding relationships with a large number of institutional liquidity providers, as well as access to multiple liquidity venues, which we believe allow us to offer our customers superior liquidity and more competitive pricing with tighter bid/offer spreads than many of our competitors. In addition, we have developed a proprietary pricing engine that electronically aggregates quotes from our liquidity sources based on the midpoint price between the available “best bid” and “best offer.” This proprietary technology enables us to update our prices, on average three times a second for each market we offer, helping to ensure that our prices accurately reflect current market price levels. Our proprietary technology also enables us to provide our customers with high-speed trade execution. In 2015, we handled over 14 million trade requests through FOREX.com's proprietary platform and executed 99.9% of trades in less than one second, with an average execution speed of .05 seconds. We have established a set of standards we use to measure execution quality for FOREX.com, and we publish execution statistics on a monthly basis. The FOREX.com execution scorecard, which is available on our website, demonstrates our ability to provide fast, accurate trade executions, as well as our commitment to transparency in our business. We believe we are the only firm in our industry to voluntarily publish a monthly execution scorecard with the level of detail that we provide.
Automated customer onboarding and account management
We have developed proprietary technology to automate or otherwise facilitate operational functions that are core to our business and that we believe are important to our ability to deliver a superior customer experience. This includes a highly automated account opening and customer verification process, fast online account funding and withdrawals with a wide variety of automated payment methods, and on-demand delivery of customer information, such as account statements and other account-related reporting. We also offer account opening and funding functions on our mobile trading applications in order to provide a superior experience to the large number of customers who trade primarily through their mobile devices. Given the highly regulated and global nature of our business, these processes are customized to each regulatory jurisdiction in which we operate, and are further tailored to customer needs and preferences in specific countries in order to make it easier for clients in these countries to open accounts with us and then to fund and trade in those accounts. As a result, we have experienced a strong success at acquiring clients from countries in the world where we do not have a local office, particularly in the Middle East and Asia Pacific regions.

Sophisticated risk management

Because we are exposed to market and credit risk in connection with our retail trading activities, developing and maintaining robust risk management capabilities is a high priority.

We allow our customers to trade notional amounts greater than the funds they have on deposit with us through the use of leverage, making management of credit risk a key focus for us. The maximum leverage available to retail traders is generally set by the regulator in each jurisdiction. We manage customer credit risk through a combination of providing trading tools that allow our customers to avoid taking on excessive risk and automated processes that close customer positions in accordance with our policies, in the event that the funds in customers' accounts are not sufficient to hold their positions. For example, our customer trading platforms provide a real-time margin monitoring tool to enable customers to know when they are approaching their margin limits. If a customer’s equity falls below the amount required to support one or more positions, we will automatically liquidate positions to bring the customer’s account into margin compliance.

In addition, we actively monitor and assesses various market factors, including volatility and liquidity, and takes steps to address identified risks, such as proactively adjusting required customer margin (both initial and maintenance). For example, on January 15, 2015, the Swiss National Bank, or SNB, unexpectedly announced that it would move interest rates to -0.75% and abandon the 1.20 floor for EUR/CHF that it had previously maintained. The announcement led to unprecedented volatility in the Swiss franc, which negatively impacted many market participants. However, as part of our ordinary course risk management process, we had identified significant risk relating to EUR/CHF products and had increased client margin requirements to 5% in order to help mitigate the risk of negative client equity in the event the price floor was abandoned.

When a retail customer executes a trade with us, the trade may be naturally hedged against an offsetting trade from another customer, hedged through an offsetting trade with one of our liquidity providers or may become part of our net exposure portfolio. For naturally hedged trades, we receive the entire bid/offer spread we offer our customers on the two offsetting transactions. For trades hedged with our liquidity providers, we earn the difference between the retail bid/offer spread we offer our customers and the wholesale bid/offer spread we receive from our liquidity providers. Customer trades in our net exposure portfolio are managed pursuant to our risk-management policies and procedures, including risk limits established by the Risk Committee of our Board of Directors, and we receive the net gains or losses generated through the management of our net exposure.
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
Our risk management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management team monitors risk exposure continuously and updates senior management both informally over the course of the trading day and formally through real-time, intraday and end-of-day reporting. We do not actively initiate proprietary market positions in anticipation of future movements in the relative prices of the products we offer.

Customers
Our retail customers consist primarily of self-directed traders, who execute trades on their own behalf. A small percentage of our customers have engaged an intermediary to make trading decisions on their behalf.
Our typical self-directed customer is generally comfortable making trading decisions and is specifically interested in trading leveraged products, which generally have a higher risk/reward profile. For the year ended December 31, 2015, self-directed customers represented approximately 98.9% of our retail trading volume.
The intermediaries engaged by our managed account customers, which we refer to as authorized traders, include professional money managers, which trade a significant amount of aggregated customer funds, and individuals that trade for a small number of customer accounts. For the year ended December 31, 2015, managed account customers collectively represented approximately 1.1% of our retail trading volume.

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
We also actively forge partnerships with introducing brokers in order to expand our customer base. We work with a variety of different types of introducing brokers, ranging from small, specialized firms that specifically identify and solicit customers interested in forex and CFD trading, to larger, more established financial services firms. Introducing brokers direct customers to us in return for either a commission on each referred customer’s trading volume or a share of net revenue generated by each referred customer’s trading activity.

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

•
Global Multi-Asset Trading Firms, including firms such as Interactive Brokers, IG Group Holdings plc and CMC Group. These firms generally offer a broad set of asset classes and earn a significant percentage of their revenue from CFDs, equities and other exchange-traded products.

Our Institutional Segment

Through our institutional segment, we provide agency execution services and offer access to markets and self-directed trading in foreign exchange, commodities, equities, options and futures via an electronic communications network, or ECN, through our GTX platform. We also offer high touch services through a team of institutional sales and trading employees. For the year ended December 31, 2015, our institutional segment represented 7.8% of our net revenue.

In contrast to our retail segment, in our institutional segment, we primarily act as agent between the principals to the transactions that are executed, do not assume any market or credit risk, and earn commissions or commission equivalents (markup/markdown). Our institutional segment also facilitates client orders through riskless principal trades.

Electronic Execution Services

Through our GTX platform, we provide deep liquidity in spot and forward foreign exchange and precious metals to buy-side and sell-side firms, including banks, brokers, hedge funds, Commodity Trading Advisors and asset managers. GTX’s unique centrally-cleared prime brokerage model supports true peer-to-peer trading capabilities, meaning every GTX client has an opportunity to add market liquidity to the venue by posting real-time bids and offers, as well as trade on the bid and offers of other participants. For the year ended December 31, 2015, net revenue from our ECN business represented 64% of the net revenue of our institutional segment.

Our GTX Direct offering, a component of our ECN business, allows professional traders who meet certain qualifications, but do not have a credit line with a prime broker, access to the liquidity of the GTX platform. Through GTX Direct, our clients deposit collateral with us and we make trades through the GTX trading platform on our clients’ behalf, earning a commission for each trade.

GTX is powered by software and intellectual property that we first licensed on a exclusive basis in 2010. After undertaking significant development and enhancement efforts, we acquired full ownership of the software and intellectual property in July 2014.
Institutional Sales and Trading
Our institutional sales and trading business serves a broad range of participants across several asset classes, allowing clients to interact with the market based on their specific needs and preferences. As a result, we are able to attract a base of clients with diverse investment styles and strategies. Our institutional sales and trading business includes our agency voice brokers who assist clients with complex liquidity sourcing and trade executions, as well as our swap execution facility, or SEF, which provides an electronic venue for trading FX non-deliverable forwards.
Nearly all of our revenue from institutional sales and trading consists of commissions derived from transaction execution services for institutional clients, conducted on an agency basis, as well as commission-equivalents generated on riskless principal transactions. Over the past several years we have built up this business primarily through a focus on client service and an expansion of our sales and trading team. For the year ended December 31, 2015, net revenue from our institutional sales and trading business represented 37% of the net revenue of our institutional business.

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

Our Futures Segment

Our futures segment offers execution and related services for exchange-traded futures and futures options on major U.S. and European exchanges. We offer futures services through our regulated FCM, GAIN Capital Group, LLC. In 2014, we expanded our futures business by acquiring a majority interest in Global Asset Advisors, LLC ("GAA"), a Chicago-based futures brokerage firm that markets to and services clients through Daniels Trading, an online futures brokerage targeting retail and professional traders. At the same time, we also acquired a majority interest in Top Third Ag Marketing, LLC ("TT"), which uses options-based hedging strategies to help clients manage the risks of agricultural production.
Revenue in our futures segment is primarily generated through commissions earned on futures and futures options trades. Our futures segment represented 10.4% of our net revenue for the year ended December 31, 2015.

Advanced Trading Platform

As with our retail segment, our futures segment seeks to provide customers with an enhanced customer experience through our proprietary trading platform. We have invested in high-speed connectivity to over 30 global electronic exchanges to deliver streaming quotes and high-speed executions. Our OEC Trader platform is an easy-to-use electronic trading platform that offers users access to a full suite of trading tools. These include charting tools, custom alerts and indicators that allow customers to trade and monitor activity through a single charting window, as well as automated trading and risk management tools. Our futures segment also provides Trade Desk Manager, a broker version of our OEC Trader platform that is designed to allow brokers with information and tools to manage their accounts. We also license a white label version of our OEC Trader platform to select third parties.

Risk Management
In our futures segment, we are exposed to debit/deficit risk with our clients for exchange-traded futures and options on futures. If an adverse market move related to a client’s position occurs and we are unable to collect a margin call in a timely manner, the client account may incur a loss, resulting in a debit balance. If a client account were to incur a loss resulting in a debit balance and we were unable to collect the debit balance from our client, we would incur a bad debt expense, which could have a material adverse effect on our results of operations. In recognition of this risk, we monitor all client accounts in near real time and have employed multiple risk mitigation measures to help ensure that our client accounts are properly margined at all times.

Sales and Marketing

As with our other segments, we seek to acquire customers as cost-efficiently as possible. Sales leads are generated through seminars, online advertising and other media.

Our futures segment customers are sourced directly through dedicated sales staffs at GAIN Capital Group LLC, GAA, and TT. These sales teams focus on a variety of sectors and provide differentiated services to our customers.

Additionally, our futures segment is introduced to customers indirectly through a network of introducing brokers, whose customers deposit funds with Gain Capital Group LLC.

Competition

With respect to exchange-traded products, our futures segment competes for both wholesale introducing business and direct client business. At the wholesale level, we attract partners who are interested in white labeling our proprietary software. In this regard, our primary competitors are the limited number of FCMs that own and operate proprietary technology, including RJO Brien, Rosenthal Collins Group, Interactive Brokers and ADM Investor Services.

With the acquisition of GAA and Top Third, we also have a sizable and growing direct client business in our futures segment. This business is primarily focused on individual retail speculators and agricultural clients seeking to hedge commodity price exposure. The majority of our competitors in the commodity hedging space are small, privately held firms like Allendale, Advance Trading, and Roach Ag Marketing, although we compete with larger firms, such as Interactive Brokers, with respect to individual retail speculators.

Intellectual Property

We rely on a combination of trademark, copyright, trade secret and unfair competition laws in the United States and other jurisdictions to protect our proprietary technology, intellectual property rights and our brands (e.g., FOREX.com, GAIN Capital, City Index and GTX). We also enter into confidentiality and invention assignment agreements with our employees and consultants, and confidentiality agreements with other third parties. We rigorously control access to our proprietary technology. Currently, we do not have any pending or issued patents.

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

•
providing that introducing brokers, money managers and fund managers must either (i) register with the CFTC and become members of the NFA or apply for an exemption from registration and (ii) meet the minimum net capital requirements applicable to futures and commodity options introducing brokers or enter into a guarantee agreement with a CFTC-regulated forex dealer member and permitting only one such guarantee agreement per introducing broker;

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

Our exchange-traded futures business, which is carried on by our subsidiary Gain Capital Group, LLC, is subject to the CFTC Net Capital Rule (Regulation 1.17). Our OTC foreign exchange business carried on by our subsidiary Gain Capital Group, LLC under the Forex.com brand, is also subject to the CFTC Net Capital Rule (Regulation 5.7). Under applicable provisions of these regulations, Gain Capital Group, LLC is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin or $20.0 million plus 5% of all liabilities owed to retail customers exceeding $10.0 million. At December 31, 2015, Gain Capital Group, LLC maintained $10.2 million more than the required minimum regulatory capital for a total of 1.4 times the required capital and at all times maintained compliance with all applicable regulations.

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

The Dodd-Frank Act also provides for additional regulation of swaps and security-based swaps, including some types of foreign exchange and metals derivatives in which we engage. The Dodd-Frank Act requires the registration of swap dealers with the CFTC and imposes significant regulatory requirements on swap dealers and swap execution facilities. Effective February 27, 2013, GAIN GTX, LLC, became registered with the CFTC and NFA as a swap dealer. Effective April 17, 2014, GTX SEF, LLC became temporarily registered with the CFTC as a swap execution facility. Certain of our other subsidiaries may be required to register, or may register voluntarily, as swap dealers and/or swap execution facilities.

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

United Kingdom Regulation

GAIN Capital Forex.com U.K. Ltd., or GCUK1, GAIN Capital U.K. Ltd., or GCUK2, and Galvan Research and Trading, Ltd., or Galvan, all three together the U.K. Entities, are all registered in the U.K. and are regulated by the Financial Conduct Authority in respect of their trading activity. The U.K. Entities are required to comply with relevant U.K. and E.U. legislation. In addition they must comply with the rules and guidance contained in the FCA Handbook of rules and guidance, or FCA Handbook.

GCUK1, is regulated by the FCA, as a full scope €730k IFPRU Investment Firm. GCUK1 is required to maintain the greater of $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. At December 31, 2015, GCUK1 maintained $33.8 million more than the minimum required regulatory capital for a total of 2.2 times the required capital and at all times maintained compliance with all applicable regulations.

GCUK2, is regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK2 is required to maintain the greater of $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. At December 31, 2015, GCUK2 maintained $73.4 million more than the minimum required regulatory capital for a total of 2.3 times the required capital and at all times maintained compliance with all applicable regulations.

Effective beginning January 1, 2016, the FCA introduced the addition of a capital conservation buffer and a countercyclical capital buffer in line with the requirements set out in Capital Requirements Directive, or CRD IV, Article 160 Transitional Provisions for Capital Buffers. This requires all firms to maintain an additional buffer on top of the minimum capital requirements. The amount of buffer, which is a percentage of the firm’s common equity tier 1 capital against the total risk exposure amount, will be based on a transitional period from January 1, 2016 to December 31, 2018. During that period, the minimum common equity tier 1 capital ratio requirement will increase from 5.125% to 8%.

Galvan is regulated by the FCA as a BIPRU Limited License Firm. Galvan is required to maintain a base financial resources requirement of $0.1 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or fixed overhead requirement. At December 31, 2014, Galvan maintained $3.6 million more than the minimum required regulatory capital for a total of 6.1 times the required capital and at all times maintained compliance with all applicable regulations.

Client Money Rules

GCUK1 and GCUK2 are subject to the FCA’s client money rules by virtue of being authorized by the FCA to hold client money. Recently, these rules were revised extensively by the FCA and the changes came into effect over a period of 18 months, starting on July 1, 2014. These revisions focused on improving a firm’s systems and controls around segregation, record keeping and reconciliation and set out how a firm must address client risks within its business. Under these rules, we are required to:

•	maintain adequate segregation of client funds;

•	maintain adequate records in order to be able to meet future obligations when we hold client assets as collateral and be able to identify details of those assets to clients;

•
comply with custody rules when holding financial instruments (as defined by MiFID I) or other investments belonging to a client in the course of our business, including the safeguarding of those investments and holding all dividends and fees (e.g., stock lending fees) in accordance with the client money rules;

•	have adequate organizational arrangements in place to minimize the risk that client money may be paid for the account of a client whose money has not yet been received by us;

•	undertake daily internal client money reconciliation; and

•	appoint an individual who is responsible for CASS oversight.

Anti-Money Laundering and Sanctions

As in the U.S., we are subject to statutory and regulatory requirements concerning our relationships with customers and the review and monitoring of their transactions. Specifically, the U.K. Entities are subject to ongoing customer due diligence, or CDD, obligations under the Money Laundering Regulations 2007, or MLR and the FCA Handbook.

The prescribed CDD measures require the U.K. Entities to (i) verify customer identity and understand the nature and purpose of the proposed relationship on the basis of documents, data or information obtained from a reliable and independent source and (ii) review and monitor their customer’s transactions and activities. The U.K. Entities are required to determine the extent of CDD measures required for each customer on a risk sensitive basis depending on the type of customer, business relationship, product or transaction and we must be able to demonstrate that such measures are appropriate in view of the risks of money laundering and terrorist financing. Our procedures are based on the Joint Money Laundering Group’s Guidance for the UK Financial Sector, the JMLSG Guidance, which provides guidance to firms for the determination of appropriate CDD measures.

The FCA requires the U.K. Entities to have systems and controls in place to enable them to identify, assess, monitor and manage money laundering risk. Accordingly, we have the requisite systems and controls in place which are comprehensive and proportionate to the nature, scale and complexity of our activities. We provide appropriate training to our employees in relation to money laundering and retain documentation of our risk management policies and risk profile in relation to money laundering. As required, we provide regular reports to our Money Laundering Reporting Officer, or MLRO, on the operation and effectiveness of these systems and controls, including details of our regular assessments of the adequacy of these systems and controls to ensure their compliance with FCA requirements.

Our systems and controls also include CDD and other measures to identify where customers and others with whom we transact may be subject to financial sanctions, including those initiated or adopted by the UK Treasury or the EU.

EMIR

The E.U. European Market Infrastructure Regulation (Regulation (EU) 648/2012), or EMIR, imposes requirements on entities that enter into any form of derivative contract, including foreign exchange derivatives, and applies directly to firms in the E.U. and indirectly to non-E.U. firms that trade with E.U. firms. Accordingly, the U.K. Entities need to:

•	report all derivative contracts and their lifecycle events (concluded, modified and terminated) to which we are a party to a trade repository either by ourselves or through a third party;

•	keep all records relating to concluding of derivative contracts and any subsequent modification for 5 years;

•
comply with the risk management requirements for OTC bilateral derivatives, including portfolio reconciliation, portfolio compression, record keeping, dispute resolution and margining (some of these requirements will be phased in from September 2016); and

•	clear through central counterparties all OTC derivatives which will be subject to the mandatory clearing obligation.

The clearing and reporting obligations only apply to companies and other “undertakings”: they do not apply to individuals who are not carrying out an economic activity. This means that OTC derivatives between undertakings and such individuals do not need to be cleared, however, the undertaking will still be required to report the trade.

Appropriateness assessments

Where firms offer “execution only” services for certain financial instruments which are deemed “complex”, E.U. Markets in Financial Instruments Directive (Directive 2004/39/EC), or MiFID I, requires firms to assess the appropriateness of those investments for retail clients. For this assessment, we are required to collect information about our existing and potential clients’ knowledge and experience with regard to specific products and services, including:

•	the types of services, transactions and financial instruments with which the retail client is familiar;

•	the nature, volume, and frequency of the retail client’s transactions in financial instruments and the period over which they have been carried out; and

•	the level of education, and profession or relevant former profession of the retail client or potential retail client.

We are required to offer to a retail client or transact for them only those products that are deemed appropriate for their experience. If the retail client demands a product that has been assessed as inappropriate for the retail client’s circumstances by us, we may offer that product to the client but we are required to give the retail client a warning that the product is inappropriate to its circumstances. We are not required to undertake this analysis for professional clients as we are entitled to assume that a professional client has the necessary knowledge and experience in order to understand the risks involved in relation to the particular products or services for which he has been classified as a professional client.

MiFID II

MiFID I applied in the UK from November 2007 but has been recast in light of the financial crisis into a new directive, the Markets in Financial Instruments Directive II (Directive 2014/65/EU), or MiFID II, and a new regulation, the Markets in Financial Instruments Regulation (Regulation 600/2014), or MiFIR. The changes implemented by MiFID II and MiFIR were set to take effect from January 3, 2017, however, it is expected they will be delayed until January 3, 2018.

MiFID II will:

•	expand the number of financial instruments for which firms are required to carry out an appropriateness assessment before providing an execution only service to retail clients;

•	extend the pre- and post-trade transparency regime to derivatives traded on regulated markets, multi-lateral trading facilities, or MTFs, and organized trading facilities, or OTFs;

•	expand transaction reporting to those financial instruments traded on MTFs, OTFs, and those financial instruments where the underlying instrument is traded on a Trading Venue; and

•
give E.U. Member State regulators the new power to ban or restrict the marketing, distribution or sale of a financial instrument or types of financial practice where there is a threat to investor protection, the orderly functioning and integrity of markets or to financial stability. The European Banking Authority and the European Securities and Markets Authority have similar powers to impose a ban on an EU-wide basis or in relation to a particular E.U. Member State.

Packaged Retail and Insurance-based Investment Products (PRIIPs)

Regulation 1286/486 on key information documents for packaged retail and insurance-based investment products, or the PRIIPs Regulation, will apply in the UK from December 31, 2016. From this date, the U.K. Entities will need to comply with the new regime set out in the PRIIPs Regulation in relation to PRIIPS that they manufacture, advise on or sell to retail clients. The FCA regards derivatives (including options, futures, and contracts for differences) as falling within the definition of a PRIIP. The new regime will require us to provide retail clients with a standardized key information document, or KID, in good time before any transaction in derivatives is concluded or for transactions concluded by distance communications, after the transaction has taken place, but only if it is not possible to provide the KID in advance and the client consents.

Other International Regulation

We have provided below a brief description of the key aspects of the regulations governing our operations in the jurisdictions outside of the U.S. and the United Kingdom in which we have registered with, or obtained a license from, the local regulator, as well as material regulatory developments affecting our business in other jurisdictions important to our business, including developments that have presented risks or uncertainties for our operations.

Japan
Forex.com Japan Co., Ltd., or GC Japan, is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency, or FSA, in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 120%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GC Japan’s market, counterparty credit risk and operational risk. At December 31, 2015, GC Japan maintained $8.7 million more than the minimum required regulatory capital for a total of 10.7 times the required capital and at all times maintained compliance with all applicable regulations.

GC Japan is also regulated by the Japan Ministry of Economy, Trade and Industry, or the METI, and the Japan Ministry of Agriculture, Forestry and Fisheries, or the MAFF. As required under applicable law, on January 1, 2011, we obtained a license from the METI and MAFF.

Australia
GAIN Capital Forex.com Australia, Pty. Ltd., or GCAU1, is regulated under the laws of Australia, including the Corporations
Act 2001 (Commonwealth of Australia). The Australian Securities and Investments Commission, or ASIC, is the corporate, markets and financial services regulator in Australia responsible for administering aspects of the Corporations Act 2001. GCAU1 holds an Australian Financial Services License that has been issued by ASIC. GCAU1 is required to maintain a minimum capital requirement of $0.7 million (1.0 million AUD). The regulatory capital held is required to be in excess of 110% of its requirements at all times. At December 31, 2015, GCAU1 maintained $1.7 million more than the minimum required regulatory capital for a total of 3.4 times the required capital and at all times maintained compliance with all applicable regulations.

Gain Capital Australia Pty Ltd, or GCAU2 is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). The ASIC is the corporate , markets and financial services regulator in Australia responsible for administering aspects of the Corporations Act 2001. GCAU2 holds an Australian Financial Services License that has been issued by ASIC. GCAU2 is required to maintain a minimum capital requirement of $0.7 million (1.0 million AUD). The regulatory capital held is required to be in excess of 110% of its requirements at all times. At December 31, 2015, GCAU2 maintained $2.1 million more than the minimum required regulatory capital for a total of 4.0 times the required capital and at all times maintained compliance with all applicable regulations.

Effective January 31, 2014, ASIC increased the Net Tangible Assets (NTA) requirement, as part of RG166: Licensing: Financial Requirements, for OTC derivative issuers.  ASIC requires retail OTC derivative issuers to have at all times the greater of $0.7 million or 10% of average revenue on hand at all times.  RG166 outlines that, at the minimum, 50% of the NTA requirement is required to be held in cash or cash equivalents and 50% in liquid assets.  OTC derivative issuers must report to ASIC if their NTA falls below 110% of the requirement within 3 business days after becoming aware of the event.

ASIC has also recently implemented additional reporting regulations. As part of phase 2 of RG251 under ASIC, GCAU1 and GCAU2 began transaction reporting on October 1, 2014 and began position reporting on April 1, 2015.  Australian Financial Service Licensees (AFSL) are required to report commodity, credit, equity, interest, and foreign exchange derivatives transactions and positions.  AFSL holders will need to report to ASIC approved trade repositories under the Corporations Act 2001 as per the reporting requirement.

Hong Kong
GAIN Capital - Forex.com Hong Kong, Ltd., or GCHK, is licensed by the Securities and Futures Commission, or SFC, to carry out Type 3 Regulated Activity, Leveraged Foreign Exchange Trading. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of the higher of $1.9 million or the sum of 1.5% of its aggregate gross foreign currency position and 5% of its adjusted liabilities and clients’ margin calculated in accordance with applicable rules. At December 31, 2015, GCHK maintained $2.0 million more than the minimum required regulatory capital for a total of 2.1 times the required capital and at all times maintained compliance with all applicable regulations.

Cayman Islands
GAIN Global Markets, Inc., or GGMI, our Cayman Island subsidiary, is a registered securities arranger with the Cayman Islands Monetary Authority, or CIMA. GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or $100,000. At December 31, 2015, GGMI maintained $0.1 million more than the minimum required regulatory capital for a total of 1.5 times the required capital and at all times maintained compliance with all applicable regulations.

Canada
GAIN Capital - Forex.com Canada, Ltd., or GCCA, is a Dealer Member of the Investment Industry Regulatory Organization of Canada, or IIROC, and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory, but generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission, or OSC. GCCA is required to maintain risk-adjusted capital in excess of the minimum capital requirement. At December 31, 2015, GCCA maintained $1.2 million more than the minimum required regulatory capital for a total of 7.0 times the required capital and at all times maintained compliance with all applicable regulations.

Singapore

Gain Capital Singapore Pte Ltd (“GCS”) is registered by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of Capital Market Services License. GCS is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap 289). Under these rules GCS is required to maintain a minimum base capital of $0.6 million (1.0 million SGD) and Financial Resources in excess of 120% of the total risk requirements, which is calculated as the sum of operational, counterparty, large exposure and forex risk at all times. At December 31, 2015, GCS maintained $6.8 million more than the required minimum regulatory capital for a total of 12.3 times the required capital and at all times maintained compliance with all applicable regulations.

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

Employees

As of December 31, 2015, we had 772 employees. None of our employees are covered by collective bargaining agreements.

Corporate Information

We were incorporated in Delaware in October 1999 as GAIN Capital, Inc. Our principal executive offices are located at Bedminster One, 135 Route 202/206, Bedminster, New Jersey 07921. We operate our trading risk management and most administrative services out of our New York, New York; Bedminster, New Jersey; Jersey City, New Jersey; Chicago, Illinois; Powell, Ohio; Grand Rapids, Michigan; London, England; Cornwall, England; Tokyo, Japan; Sydney, Australia; Beijing, China; Hong Kong and Singapore offices. A complete list of our subsidiaries can be found in Exhibit 21.1 to this Annual Report.

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

During recent years, there has been significant disruption and volatility in the global financial markets. Our revenue is influenced by the general level of trading activity in the global financial markets. Our revenue and operating results may vary significantly from period to period due primarily to movements and trends in the world’s financial markets and to fluctuations in trading levels. We have generally experienced greater trading volume in periods of volatile markets. In the event we experience lower levels of market volatility, our revenue and profitability will likely be negatively affected. In addition, our customer base is primarily comprised of individual retail customers who view trading in the markets we offer as an alternative investment class. If global economic conditions limit the disposable income of our customers, our business could be materially adversely affected as our customers may choose to curtail their trading, which could result in reduced customer trading volume and trading revenue.

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

In our futures segment, we are exposed to debit/deficit risk with our clients for exchange-traded futures and options on futures. If an adverse market move related to a client’s position occurs and we are unable to collect a margin call in a timely manner, the client account may incur a loss, resulting in a debit balance. If a client account were to incur a loss resulting in a debit balance and we were unable to collect the debit balance from our client, we would incur a bad debt expense, which could have a material adverse effect on our results of operations.

Our acquisition strategy may result in significant transaction expenses, integration and consolidation risks and risks associated with entering new markets, and we may be unable to profitably operate our consolidated company.

We have engaged in, and intend to continue to pursue, acquisitions of other businesses as part of our strategy to increase the range of products that we offer, especially into non-forex products, and to expand our businesses into new markets and geographies. Such acquisitions involve significant transaction expenses, including, but not limited to, fees paid to legal, financial, tax and accounting advisors, filing fees and printing costs. Acquisitions also present risks associated with offering new products or entering new markets and integrating the acquired companies. Other areas where we may face risks include:

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

The accounting method for convertible debt securities that may be settled in cash, such as our 4.125% Convertible Senior Notes due 2018 and our 4.125% Convertible Senior Notes due 2020, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, or "FASB", issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes due 2018 and our 4.125% Convertible Senior Notes due 2020) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and is reflected as a liability in our Consolidated Balance Sheets in an amount equal to the fair value. The equity component of the notes is included in the additional paid-in capital section of our stockholders’ equity on our Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our consolidated income statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 4.125% Convertible Senior Notes due 2018, which were issued in November 2013, and our 4.125% Convertible Senior Notes due 2020, which were issued in connection with our acquisition of City Index, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt because of factors beyond our control. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Our customer base is primarily comprised of individual retail customers who generally trade with us for short periods. Although we offer products and tailored services designed to educate, support and retain our customers, our efforts to attract new customers or reduce the attrition rate of our existing customers may not be successful. If we are unable to maintain or increase our customer retention rates or generate a substantial number of new customers in a cost-effective manner, our business, financial condition and results of operations and cash flows would likely be adversely affected. Although we have spent significant financial resources on sales and marketing expenses and related expenses and plan to continue to do so, these efforts may not be cost-effective at attracting new customers. In particular, we believe that rates for desirable advertising and marketing placements, including online, search engine, print and television advertising, are likely to increase in the foreseeable future, and we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments. Additionally, our sales and marketing methods are subject to regulation by the Commodity Futures Trading Commission, or CFTC, and National Futures Association, or NFA, in the United States, the Financial Conduct Authority, or FCA, in the United Kingdom and by other regulators in other non-US jurisdictions. The rules and regulations of these organizations impose specific limitations on our sales methods, advertising and marketing. If we do not achieve our advertising objectives, our profitability and growth may be materially adversely affected.

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

Misconduct by employees of our customers can also expose us to claims for financial losses or regulatory proceedings when it is alleged we or our employees knew or should have known that an employee of our customer was not authorized to undertake certain transactions. Dissatisfied customers can make claims against us, including claims for negligence, fraud, unauthorized trading, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by persons associated with us or failures in the processing of transactions.

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

The OTC derivatives market served by our retail segment is rapidly evolving and characterized by intense competition and evolving domestic and global regulatory oversight and rules. Tighter spreads and increased competition could make our business less profitable. Our prospects may be materially adversely affected by our ability to adapt to these changes and effectively manage the risks, expenses and difficulties frequently encountered in the operation of a business in a rapidly evolving industry. We face similar competitive pressure in our institutional and futures segments.

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

In 2015, we generated approximately 86.3% of our retail segment trading volume from customers outside the United States. Expanding our business in new markets is an important part of our growth strategy. Due to certain cultural, regulatory and other challenges relevant to those markets, however, we may be at a competitive disadvantage in those regions relative to local firms or to international firms that have a well-established local presence. These challenges include:

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

In August 2010, the CFTC released new rules, effective as of October 18, 2010, relating to the retail forex industry regarding, among other things, increased initial minimum security deposits, registration of introducing brokers, money managers and fund managers, increased risk disclosures, including disclosures relating to customer profits and losses, record keeping, financial reporting, minimum capital and other operational standards. In addition, the rules established 50-to-1 as the maximum leverage permitted to be provided to U.S. customers in major currency pairs, and 20-to-1 in all other currency pairs. More recently, following the SNB market event, the NFA has also increased the minimum security deposit requirements on certain major currency pairs to 3.0% or 5.0% of notional value, and to 6.0%, 9.0% or 20% of notional value for certain other currency pairs. Regulators in other jurisdictions may make similar adjustments to maximum leverage limits. We can provide no assurance that maximum leverage limits in the United States, or elsewhere, will not be decreased further, which could materially adversely affect our business, results of operations and financial condition.

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

In the United Kingdom, effective beginning January 1, 2016, the FCA introduced the addition of a capital conservation buffer and a countercyclical capital buffer in line with the requirements set out in Capital Requirements Directive, or CRD IV, Article 160 Transitional Provisions for Capital Buffers. This requires all firms to maintain an additional buffer on top of the minimum capital requirements. The amount of buffer, which is a percentage of the firm’s common equity tier 1 capital against the total risk exposure amount, will be based on a transitional period from January 1, 2016 to December 31, 2018. During that period, the minimum common equity tier 1 capital ratio requirement will increase from 5.125% to 8%.

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

For the year ended December 31, 2015, although a majority of our retail trading volume was attributable to customers resident in a jurisdiction where we or our white label partners are licensed, regulated or deal with customers cross-border in a manner that we believe does not require us to be regulated in that jurisdiction, a portion of our retail trading volume was attributable to customers in jurisdictions in which we or our white label partners are not currently licensed or authorized by the local government or applicable self-regulatory organization. We determine the nature and extent of services we can offer and the manner in which we conduct our business in the various jurisdictions in which we serve customers based on a variety of factors, including legal advice received from local counsel, our review of applicable U.S. and local laws and regulations and, in some cases, our discussions with local regulators. In cases in which we operate in jurisdictions based on local legal advice, we are exposed to the risk that our legal and regulatory analysis is subsequently determined by a local regulatory agency or other authority to be incorrect and that we have not been in compliance with local laws or regulations, including local licensing or authorization requirements, and to the risk that the regulatory environment in a jurisdiction may change, including in a circumstance where laws or regulations or licensing or authorization requirements that previously were not enforced become subject to enforcement.

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

Our regulators have stringent rules requiring that we maintain specific minimum levels of regulatory capital in our operating subsidiaries. In the United States, as a Futures Commission Merchant, or FCM, and a Retail Forex Exchange Dealer, or RFED, we are required to maintain adjusted net capital of $20.0 million plus 5.0% of the amount of retail customer liabilities over $10.0 million. On a worldwide basis, as of December 31, 2015, we were required to maintain approximately $114.5 million in minimum capital in the aggregate across all jurisdictions. Regulators continue to evaluate and modify regulatory capital requirements from time to time in response to market events and to improve the stability of the international financial system. Additional revisions to this framework or new capital adequacy rules applicable to us may be proposed and ultimately adopted, which could further increase our minimum capital requirements in the future.

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

Interpretation of corporate tax laws and regulations and changes in such laws and regulations, as well as adverse determinations regarding the application of such laws and regulations, could adversely affect our earnings.

We are subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which we have significant business operations. These tax laws are complex and may be subject to different interpretations. We must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. In addition, changes to the Internal Revenue Code, administrative rulings or court decisions could increase our provision for income taxes and reduce our earnings.

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

Pursuant to CFTC and NFA regulations for our U.S.-regulated subsidiaries, forex customer funds deposited with us are not permitted to be segregated from our own funds for purposes of applicable bankruptcy and insolvency laws. Because our customers’ funds are aggregated with our own for these purposes, in the event we were to become insolvent, our customers may be unable to fully recover the funds they have deposited with us, as they will be among our unsecured creditors, and the extent to which these funds will be entitled to insurance by the Federal Deposit Insurance Corporation is uncertain.

We are subject to credit risk in that a customer’s losses may exceed the amount of cash in their account.

Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. Our margin policy allows customers to leverage their account balances by trading notional amounts that may be significantly larger than their cash balances. We mark our customers’ accounts to market each time a currency price in their portfolio changes. While this allows us to closely monitor each customer’s exposure, it does not guarantee our ability to eliminate negative customer account balances prior to an adverse currency price change or other market events, such as the extreme volatility in the Swiss franc following the SNB market event in January 2015. Although we have the ability to alter our margin requirements without prior notice to our customers, this may not eliminate the risk that our access to liquidity becomes limited or market conditions, including currency price volatility and liquidity constraints, change faster than our ability to modify our margin requirements. Changes in market conditions or unforeseen extreme market events could result in our customers experiencing losses in excess of the funds they have deposited with us.  In such an event, we may not be able to recover the negative client equity from our customers, which may result in our incurring a bad debt expense.  In addition, if we cannot recover funds from our customers, we may nonetheless be required to fund positions we hold with our liquidity providers or other third parties.  Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure of third-party systems or third-party service and software providers upon which we rely could adversely affect our business.

We rely on certain third-party computer systems or third-party service and software providers, including trading platforms, back-office systems, Internet service providers, software development partners and communications facilities. For example, for the year ended December 31, 2015, 32.7% of our retail trading volume was derived from trades utilizing the MetaTrader platform, a third-party trading platform we license that is particularly popular in the international retail trading community. Any interruption in these third-party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find an alternative systems or services provider on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

We have relationships with introducing brokers who direct new customers to us and provide marketing and other services for these customers. In certain jurisdictions, we are only able to provide our services through introducing brokers. For the year ended December 31, 2015, approximately 31.4% of our retail trading volume was derived from introducing brokers. Many of our relationships with introducing brokers are nonexclusive or may be terminated by the brokers on short notice. In addition, under our agreements with introducing brokers, they have no obligation to provide us with new customers or minimum levels of transaction volume. Our failure to maintain our relationships with these introducing brokers, the failure of the introducing brokers to provide us with customers or our failure to create new relationships with introducing brokers would result in a loss of revenue, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. To the extent any of our competitors offers more attractive compensation terms to one or more of our introducing brokers, we could lose the brokers’ services or be required to increase the compensation we pay to retain the brokers. In addition, we may agree to set the compensation for one or more introducing brokers at a level where, based on the transaction volume generated by customers directed to us by such brokers, it would have been more economically attractive to seek to acquire the customers directly rather than through the introducing broker.

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

Risks Related to our Common Stock

We have identified a material weakness in our internal control over financial reporting, that, if not properly remediated, could adversely affect our business and results of operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in "Item 9A. Controls and Procedures," we have concluded that our internal control over financial reporting was ineffective as of December 31, 2015 due to a material weakness at the Company. The identified material weakness as of December 31, 2015 relates primarily to the manner in which certain intercompany payables and receivables among domestic and overseas subsidiaries of the Company were treated for accounting and tax purposes for the years ended December 31, 2013 and 2014 and certain quarters of 2015.

In response to these errors, the Company's management has begun implementing formal preventive and detective controls requiring the enhanced review of the accounting for and tax treatment of intercompany payables and receivables, particularly those between domestic and overseas subsidiaries. As further described in "Item 9A. Controls and Procedures," the Company is also reviewing resource requirements and capabilities in its finance and tax teams to determine whether roles and responsibilities need to be realigned and/or new personnel added, and management is continuing to review these matters to ensure that similar failures of internal control over financial reporting do not recur. However, we cannot assure you that the remediation efforts will be effective or that additional or similar material weaknesses will not develop or be identified.

Implementing changes to our internal controls may distract our officers and employees and entail material costs to implement new processes and/or modify our existing processes. Moreover, these changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could harm our business. In addition, investors' perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our business.

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

Our common stock is relatively illiquid. As of March 11, 2016, we had 48,561,528 shares of common stock outstanding (excluding shares held by us as treasury stock). The average daily trading volume in our common stock during the 60 calendar days ended March 1, 2016 was approximately 158,405 shares. A more active public market for our common stock may not develop, which could continue to adversely affect the liquidity of our common stock and adversely affect the trading price of our common stock. Moreover, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile than that of other companies or the market as a whole. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in us at a satisfactory price.

Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions, conversion of our 4.125% Convertible Senior Notes due 2018 or our 4.125% Convertible Senior Notes due 2020, or otherwise.

As of December 31, 2015, we had approximately 68 million shares of common stock authorized but unissued. As of December 31, 2015, we have reserved an aggregate of 8.7 million shares for issuance under our equity incentive compensation plans (5.8 million to be issued pursuant to future awards and grants under the 2015 Plan, 2.7 million shares that are subject to outstanding grants under the 2010 Plan, and 0.2 million shares to be issued pursuant to the 2011 Employee Stock Purchase Plan). In addition, our 4.125% Convertible Senior Notes due 2018, which were issued in November 2013, are convertible into shares of our common stock, although we may, at our election and subject to certain limitations, choose to settle any conversion by the payment or delivery of cash, shares of our common stock, or a combination thereof. Prior to June 1, 2018, these notes may be converted only upon the occurrence of specified events set forth in the indenture pursuant to which they were issued, while on or after June 1, 2018, holders may convert their notes at any time. Our 4.125% Convertible Senior Notes due 2020, which were issued in April 2015 in connection with our acquisition of City Index, are convertible into shares of our common stock, although we may, at our election and subject to certain limitations, choose to settle any conversion by the payment or delivery of cash, shares of our common stock, or a combination thereof. Prior to October 1, 2019, these notes may be converted only upon the occurrence of specified events set forth in the indenture pursuant to which they were issued, while on or after October 1, 2019, holders may convert their notes at any time. Any common stock that we issue, including under our 2015 Plan, 2011 Employee Stock Purchase Plan or other equity incentive plans that we may adopt in the future, or upon conversion of any of our convertible senior notes will dilute the percentage ownership held by investors who own our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. Our retail, institutional and futures segments service customers in more than 180 countries worldwide, and we conduct business from our offices in Bedminster, New Jersey; Jersey City, New Jersey; London, England; Cornwall, England; Chicago, Illinois; Powell, Ohio; Grand Rapids, Michigan; Tokyo, Japan; Sydney, Australia; Beijing, China; Shanghai, China; Pembroke, Bermuda; Hong Kong and Singapore. Our retail segment conducts business in each of these locations, except our locations in Illinois and Ohio, which are focused primarily on our futures segment. Our institutional segment conducts business primarily from our locations in New Jersey and Bermuda, while our corporate segment is primarily located in our corporate headquarters in Bedminster, New Jersey. All of our office space was leased as of December 31, 2015

While we believe that these facilities are adequate to meet our current needs, it may become necessary to secure additional space in the future to accommodate any future growth. We believe that such additional space will be available as needed in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On February 16, 2012, we received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with us and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on us, the claimants requested, and we agreed, to follow the United

Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. We submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012, we received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. We subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to our motion on June 2, 2013 and subsequently we filed a response to this answer on July 15, 2013. A hearing was held on our application for strike out and/or summary judgment on September 18 and 19, 2013.  After the hearing, the judge asked the claimants to respond in writing to his additional questions from the hearing.  The claimants had until October 11, 2013 to provide answers and we were given until November 1, 2013 to respond.  On February 26, 2014, the judge denied our motion for strike out/summary judgment. Case management conferences were held by the Court on October 17, 2014 and June 18, 2015. On August 3, 2015, the claimants filed an Amended Master Particulars of Claim, and on October 6, 2015, we filed an Amended Defense. The parties have completed discovery and provided disclosure on October 30, 2015. The current Court timetable provides for a trial date in the first quarter of 2017. We can provide no assurances that this matter will be successfully resolved. As of the date of this report, a potential loss or a potential range of loss cannot be reasonably estimated.

In addition to the matter discussed above, we are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the outcome of such other claims and legal actions, if decided adversely, is not expected to have a material adverse effect on our quarterly or annual operating results, cash flows or consolidated financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange under the symbol “GCAP” on December 15, 2010. Prior to that date, there was no established trading market for our common stock. As of March 11, 2016, we estimate that we had approximately 85 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of underlying beneficial stockholders represented by these record holders.

The following table details the high and low closing prices for the common stock as reported by the New York Stock Exchange for the periods indicated.

	2015		2014
Quarter	High	Low	High	Low
First Quarter	$10.24	$7.98	$11.81	$7.82
Second Quarter	$10.38	$9.29	$11.14	$7.58
Third Quarter	$9.69	$6.98	$7.71	$6.01
Fourth Quarter	$8.41	$7.14	$9.11	$6.18

DIVIDEND POLICY
In October 2011, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination by our Board of Directors of the amount. Each quarter since, we have paid a $0.05 per share dividend to holders of our common stock. The latest dividend of $0.05 per share was declared in March 2016 and is payable on March 29, 2016 to stockholders of record on March 25, 2016.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

REPURCHASES OF COMMON STOCK

During the year ended December 31, 2015, we repurchased approximately 0.7 million shares of our common stock pursuant to the terms of our approved stock repurchase plan.

			Total	Maximum Number
			Number of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	Total Number		Announced	Yet Be Purchased
	of Shares	Average Price	Plans or	Under the Plans or
Period	Purchased(1)	Paid per Share(1)	Programs(1)	Programs(1)(2)
January 2015	—	—	—	$8,528,167
February 2015	—	—	—	$8,528,167
March 2015	—	—	—	$8,528,167
April 2015	—	—	—	$8,528,167
May 2015	21,132	$9.46	21,132	$8,327,753
June 2015	20,801	9.61	20,801	$8,127,346
July 2015	24,334	8.94	24,334	$7,909,320
August 2015	49,977	7.42	49,977	$7,537,261
September 2015	150,023	7.67	150,023	$6,384,123
October 2015	100,000	7.33	100,000	$5,648,902
November 2015	—	—	—	$5,648,902
December 2015	288,095	7.65	288,095	$3,439,347

(1)	In May 2013, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $15.0 million for the purchase of the Company’s common stock.
(2)    Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

STOCK PERFORMANCE GRAPH

The following performance chart assumes an investment of $100 on December 15, 2010 (the date our shares began trading on the NYSE) and compares the change at December 31, 2010 through December 31, 2015 in the market price for our common stock with the Russell 2000 Index, the NASDAQ Composite Index, and a peer group identified by us (the “Selected Peer Group Index”). The Selected Peer Group Index was selected to include publicly-traded companies engaging in one or more of our lines of business.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2015.

Number of
securities remaining
	Number of	Weighted-average	available for future
	securities to be	exercise price	issuance under
	issued upon exercise	of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,540,052	$5.76	5,821,424

ITEM 6. SELECTED FINANCIAL DATA

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, included in this annual report on Form 10-K.

As discussed in Note 2 to our audited consolidated financial statements under the heading "Restatement," we have restated our financial statements as of December 31,2014 for the years ending December 31, 2014 and 2013. The information presented below reflects the restated results of our operations.

Our historical results of operations are not necessarily indicative of future results.

Selected Consolidated Statement of Income and Comprehensive Income

	(in thousands, except share and per share data)
	Year Ended December 31,
	2015(1)	2014 (As Restated)	2013(1) (As Restated)	2012	2011
Consolidated Statement of Income and Comprehensive Income Data:
Net Revenue	$435,347	$369,189	$267,691	$151,804	$182,009
Total operating expense	$417,698	$317,592	$222,968	$150,218	$158,221
Income before income tax expense	$8,427	$45,450	$45,490	$1,142	$23,244
Net Income applicable to GAIN Capital Holdings, Inc.	$10,279	$24,877	$28,107	$2,621	$15,698
Earnings per common share:
Basic	$0.22	$0.56	$0.76	$0.08	$0.46
Diluted	$0.22	$0.53	$0.71	$0.07	$0.40
Weighted average common shares outstanding used in computing earnings per common share
Basic	47,601,979	40,561,644	36,551,246	34,940,800	34,286,840
Diluted	48,379,051	43,214,895	39,632,878	37,880,208	38,981,792
Cash dividends per share	$0.20	$0.20	$0.20	$0.20	$0.05

Selected Consolidated Balance Sheet

	(in thousands unless otherwise stated)
	Year Ended December 31,
	2015(1)	2014 (As Restated)	2013(1)	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$171,888	$139,351	$39,871	$36,820	$60,221
Cash and securities held for customers	$920,621	$759,559	$739,318	$446,311	$310,447
Receivables from brokers	$121,153	$134,908	$227,630	$89,916	$85,401
Total assets	$1,424,815	$1,183,301	$1,112,560	$629,262	$504,930
Payables to customers	$920,621	$759,559	$739,318	$446,311	$310,447
Notes payable	$—	$—	$—	$—	$7,875
Convertible senior notes	$121,996	$68,367	$65,360	$—	$—
Total shareholders' equity	$306,084	$249,920	$226,723	$162,568	$163,974

(1)	There were material business combinations that occurred in 2013 and 2015, respectively. See Note 11 for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto provided under “Item 8. Financial Statements and Supplementary Data” contained elsewhere within this Annual Report on Form 10-K.

Overview

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. Our retail, institutional and futures segments service customers in more than 180 countries worldwide, and we conduct business from our offices in Bedminster, New Jersey; Jersey City, New Jersey; London, England; Cornwall, England; Chicago, Illinois; Powell, Ohio; Grand Rapids, Michigan; Tokyo, Japan; Sydney, Australia; Beijing, China; Shanghai, China; Pembroke, Bermuda; Hong Kong and Singapore.
We offer our customers access to a diverse range of over 12,500 financial products, including spot foreign exchange, or forex, and precious metals trading, as well as “contracts for difference”, or CFDs, which are investment products with returns linked to the performance of underlying asset. We offer CFDs on currencies, commodities, indices, individual equities, bonds and interest rate products. We also support trading of exchange-traded futures and options on futures on more than 30 global exchanges. In the United Kingdom, we offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment for residents of that country.

We have invested considerable resources over the past 16 years to develop our proprietary trading platforms to provide our customers with advanced price discovery, trade execution and order management functions, while improving our ability to acquire and service our customers efficiently, as well as manage market and credit risk associated with our customer’s trading activity. Today our customers can trade through web-based, downloadable and mobile trading platforms and have access to innovative trading tools to assist them with research and analysis, automated trading and account management.

We operate our business in three segments. Through our retail segment, we provide our retail customers around the world with access to a diverse range of global financial markets, including spot forex, precious metals, spread bets and CFDs on commodities, indices, individual equities and interest rate products, as well OTC options on forex. Our institutional segment provides agency execution services and offers access to markets and self-directed trading in foreign exchange, commodities, equities, options and futures via our GTX platform. Our futures segment offers execution and risk management services for exchange-traded futures and futures options on major U.S. and European futures and options exchanges. Each of our operating segments is discussed in more detail below.

As a global provider of online trading services, our results of operations are impacted by a number of external market factors, including market volatility and transaction volumes, competition, the regulatory environment in the various jurisdictions and markets in which we operate and the financial condition of the retail and institutional customers to whom we provide our services. These factors are not the only factors that impacted our results of operations for the most recent fiscal period, and additional or other factors may impact, or have different degrees of impact, on our results of operations in future periods. Please see "Item 1A. Risk Factors" for a discussion of other factors that may impact our business.

Market Environment and Trading Volatility
Our revenue and operating results may vary significantly from period to period due primarily to movements and trends in the world’s financial markets and to fluctuations in market volatility. As a general rule, our businesses typically benefit from volatility in the markets that we serve, as periods of increased volatility often coincide with higher levels of trading by our clients and a higher volume of transactions. However, periods of extreme volatility may result in significant market dislocations that can also lead clients to reduce their trading activity. In addition, volatility that results in trading within a relatively narrow band of prices may lead to less profitable trading activity. Also, low or extremely high market volatility can adversely affect our ability to profitably manage our net exposure, which represents the unhedged portion of the trading positions we enter into with customers in our retail segment.

Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macroeconomic conditions. Weakness in equity markets, which occurred in much of 2011 and several of the previous years, can result in reduced overall trading activity. The European sovereign debt crisis, which arose in the second quarter of 2010 and continued throughout 2011 and 2012, created economic uncertainty, adversely affecting the equities and other financial markets for much of this period, leading investors to, at times, reduce their trading activity, and also resulted in anomalous and challenging market conditions over several significant periods during 2011 and 2012. Market conditions again became challenging in late 2013 and early 2014, with volatility in several of the major currencies reaching 5-year lows. Overall market conditions in the second half of 2014 and into 2015 broadly improved, although our overall revenue capture in the first half of 2015 was tempered by an early concentration of one-way trading in the Euro/U.S. dollar pair, which required us to hedge more volume with our liquidity providers, as well as unusually adverse trading conditions in indices. Market conditions improved in the second half of 2015, with higher volatility in indices and commodities.

Competition

The products we offer have generally been accessible to retail investors for a significantly shorter period than many other securities products, such as equities, and our industry is rapidly evolving and characterized by intense competition. Entering new markets often requires us to lower our pricing in order to attract customers and compete with other companies which have already established customer bases in such markets. In addition, in existing markets, on occasion we make short-term decisions to be more aggressive regarding the pricing we offer our customers, or we may decide to offer additional services at reduced rates, or free of charge, in order to attract customers and take market share from our competitors.

Regulatory Environment
In recent years, the financial markets have experienced a major global regulatory overhaul, as regulators and legislators in the United States and abroad have proposed and, in some instances, adopted, a wide range of regulatory changes that have had a significant effect on the manner in which we operate our businesses. For example, as a result of the Dodd-Frank Act’s requirement that essentially all transactions in commodities be executed on an exchange, after July 15, 2011, we were no longer permitted to offer leveraged spot metal transactions in the United States.

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

City Index Acquisition

On April 1, 2015, we completed the acquisition of the entire issued and outstanding share capital of City Index (Holdings) Limited, or City Index, a global online trading firm specializing in CFDs, forex and spread betting from City Index Group Limited. The preliminary purchase price consisted of approximately (i) $6.1 million in cash, inclusive of working capital adjustments and $1.0 million in cash to be held in escrow; (ii) 5,319,149 shares of our common stock, including 4,787,234 shares to be held in escrow; and (iii) 4.125% unsecured Convertible Senior Notes with an aggregate principal amount of
$60.0 million, including convertible senior notes with an aggregate principal amount of $54.0 million to be held in escrow. In addition, we paid City Index approximately $22.4 million, which was used to settle certain inter-company liabilities between City Index and City Index Group Limited.

Global Asset Advisors, LLC and Top Third Ag Marketing LLC Acquisitions

On March 7, 2014, we entered into a Membership Interest Purchase Agreement, which we refer to as the GAA Agreement, with Global Asset Advisors, LLC, or GAA, Lucky Good Dog, L.L.C., or LGD, Glenn A. Swanson and Andrew W. Daniels (as sellers' representative). On March 21, 2014, upon the terms and subject to the conditions set forth in the GAA Agreement, we purchased 55% of the outstanding membership interests in GAA from LGD and Mr. Swanson, whom we collectively refer to as the GAA Sellers, for an aggregate purchase price consisting of (i) $4,420,240 in cash, subject to certain adjustments, and (ii) 116,801 shares of the Company's common stock. Under the terms of the GAA Agreement, LGD and Mr. Swanson are also entitled to receive, for a period of seven years after the closing of the acquisition, annual payments of a portion of the net interest earned on the assets of clients of GAA at the time of the closing. Under the terms of the Amended and Restated Operating Agreement of GAA, which was executed at the closing of the acquisition, we have, for a period of six years after the closing, a call right to purchase the remaining membership interests in GAA for a price based on a multiple of GAA's trailing twelve month EBITDA. From the third anniversary through the sixth anniversary of the closing date, the GAA Sellers may put their remaining interests in GAA to us on the same terms.

Also on March 7, 2014, we entered into a Membership Interest Purchase Agreement, which we refer to as the Top Third Agreement, with Top Third Ag Marketing LLC, or Top Third, LGD, Mark Gold and Glenn A. Swanson. On March 21, 2014,

upon the terms and subject to the conditions set forth in the Top Third Agreement, we purchased 55% of the outstanding membership interests in Top Third from LGD and Messrs. Gold and Swanson, whom we collectively refer to as the Top Third Sellers, for an aggregate purchase price consisting of $4,749,289, subject to certain adjustments, a portion of which will be payable to Mr. Gold contingent upon satisfying certain requirements over the three year period following the closing date of the acquisition. Under the terms of the Amended and Restated Operating Agreement of Top Third, which was executed on the closing of the acquisition, we have, for a period of six years after the closing, a call right to purchase the remaining membership interests in Top Third for a price based on a multiple of Top Third's trailing twelve month EBITDA. From the third anniversary through the sixth anniversary of the closing date, the Top Third Sellers may put their remaining interests in Top Third to us on the same terms.

Galvan Acquisition

In July 2014, we closed on our acquisition of Galvan Research and Trading, Ltd., or Galvan. Galvan, along with its subsidiaries, Galvan LLP and Faraday Research LLP, provides individual investors with professional advice and trading recommendations across a wide range of markets, including FX, individual equities, equity indices and other market sectors. The consideration for the acquisition consisted of a cash payment at closing of $9.7 million, as well as an earn-out arrangement under which the sellers may be entitled to additional contingent consideration based upon the acquired businesses achieving certain performance targets in 2014, 2015 and 2016. At the time the acquisition closed, we estimated the acquisition date fair value of the contingent consideration to be $10.5 million. In December 2015, we entered into an agreement with the former owners of Galvan to satisfy all remaining obligations under the contingent earn-out arrangement for a one-time payment of $1.5 million, which was paid in early 2016.

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

Revenue
Revenue from our business consists of retail segment revenue, institutional segment revenue, futures segment revenue, other revenue and interest revenue.

Retail Segment Revenue

Retail segment revenue is our largest source of revenue. Retail segment revenue is comprised of trading revenue from our retail segment, commission revenue from our sales trader and advisory businesses, as well as inactivity fees and interest revenue.

Prior to our acquisitions of Global Futures and Forex, Ltd., or GFT, and City Index, trading revenue in our retail segment had been generated primarily by forex products. As a result of the GFT and City Index acquisitions, trading revenue generated by non-forex products, particularly CFDs relating to equity indices, single stock equities and commodities, has increased both in magnitude and as a percentage of total revenue in our retail segment.

We generate revenue in our retail segment in two ways: (1) trading revenue from our market making activities for OTC products, earned principally from the bid/offer spread we offer our customers and any net gains and losses generated through changes in the market value of the currencies and other products held in our net exposure and (2) fees, including financing charges for positions held overnight, commissions on equity CFD trades and advisory services, and other account related fees.

For the year ended December 31, 2015, approximately 98% of our average daily retail segment trading volume was either naturally hedged or hedged by us with one of our liquidity providers, which is slightly higher than our average daily retail segment trading volume hedged of approximately 96% in both 2014 and 2013. The remaining 2% of our average daily retail segment trading volume for 2015 and 4% in both 2014 and 2013 consisted of our net exposure.

We manage our net exposure by applying position and exposure limits established under our risk-management policies and by continuous, active monitoring by our trading and risk teams. Based on our risk management policies and procedures, over time a portion of our net exposure may be hedged with our liquidity providers. Although we do not actively initiate proprietary market positions in anticipation of future movements in the relative prices of the products we offer, through our net exposure we are likely to have open positions in various currencies at any given time. In the event of unfavorable market movements, we may experience losses on such positions. See “Our Retail Segment - Sophisticated Risk Management” in Item 1. Business, in this Form 10-K for further details regarding our risk management policies for the retail segment.

Our retail sales trader business has historically provided high-touch trading services and execution to high net worth customers. We primarily earn commissions on this trade flow, which we typically hedge fully. In the latter part of 2015, our sales trader business was fully integrated into the rest of the retail segment.

Institutional Segment Revenue

Institutional segment revenue consists primarily of revenue from our GTX business, which provides a proprietary trading platform and sales and trading services to institutions as well as interest revenue and expense. Revenue for our GTX business is generated primarily through commissions on trades executed on the GTX platform. We act as an agent for the trades executed on the GTX platform and, therefore, do not assume any market or credit risk in connection with those transactions. Our institutional segment revenue includes revenue generated by intercompany transactions with other segments/affiliates that are eliminated when calculating our consolidated net revenue. This intercompany revenue totaled approximately $1.6 million for the year ended December 31, 2015.

Futures Segment Revenue

Futures revenue is comprised primarily of commissions earned on futures and futures options trades, as well as interest revenue. We are not exposed to market risk in connection with customer trades in our futures segment.

Corporate and Other Revenue

Corporate and other revenue primarily comprises foreign currency transaction gains and losses. During the twelve months ended December 31, 2015, corporate and other revenue also included a $6.7 million adjustment to the contingent consideration related to our Galvan acquisition. In December 2015, we entered into an agreement with the former owners of Galvan to satisfy all remaining obligations under the contingent earn-out arrangement for a one-time payment of $1.5 million, which was paid in early 2016.

Net Interest Revenue
Net interest revenue/expense consists primarily of the revenue generated by our cash and customer cash held by us at banks and on deposit as collateral with our liquidity providers, less interest paid to our customers.

Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term United States government securities or treasury bills. Such deposits and investments earned interest at an average effective rate of approximately 0.1% for the year ended December 31, 2015 and 2014. Interest paid to customers varies primarily due to the net value of a customer account. A customer’s net account value equals cash on deposit plus the mark-to-market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $0.2 million for the year ended December 31, 2015, compared to net interest revenue of $0.8 million for the year ended December 31, 2014.

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

Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from their customers.  Our indirect business accounted for 48.4%, 48.7% and 38.6% of retail trading volume in the years ended December 31, 2015, 2014 and 2013, respectively. The increase in indirect business in 2014 was largely due to the acquisition of GFT.

Trading Expenses
Trading expenses consists of exchange fees paid to stock exchanges and other third-parties for exchange market data that we provide to our customers or use to create our own derived data products, as well as fees for news services and fees paid to prime brokers in connection with our institutional and futures segments.

General and Administrative
General and administrative expenses consist of bank fees, professional fees, occupancy and equipment and other miscellaneous expenses.

Depreciation and amortization
Depreciation and amortization consists of the recognition of expense for physical assets and software purchased for use over a period of several years and of the amortization of internally developed software.

Purchased Intangible Amortization
Purchased intangible amortization consists of amortization related to intangible assets we acquired in 2015, 2014 and 2013 in connection with our acquisitions. The principal intangible assets acquired were technology, customer assets and a non-compete agreement. These intangible assets have useful lives ranging from one year to ten years.

Communications and Technology

Communications and technology consists of communications fees, data fees, product development, software and maintenance expenses.

Bad debt provision
Bad debt provision represents the amounts estimated for the uncollectibility of certain outstanding balances during the period.

Restructuring Expenses
In 2015, 2014 and 2013, we incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with ASC 420 Exit or Disposal Cost Obligations and ASC 712 Compensation - Nonretirement Postemployment Benefits.

Acquisition Expenses
In 2015, 2014 and 2013, we incurred acquisition-related expenses, which included professional services costs, such as legal, accounting, valuation and other costs specified in ASC 805. These costs are expensed as incurred.

Integration Expenses
In 2015, 2014 and 2013, we incurred integration expenses, which are acquisition-related costs that are incurred while integrating the acquired company into the consolidated group. These costs include retention bonuses paid to employees and the cost of retiring redundant assets.

Impairment of Investment
In 2013, our investment in Kapitall, Inc. became impaired. In 2014, the remaining value of the investment was written off.

Interest Expense on Long-term borrowings
Interest expense on long-term borrowings consists of interest expense on our 4.125% Convertible Senior Notes due 2018, issued in November 2013 and interest expense on our 4.125% Convertible Senior Notes due 2020, issued in April 2015 as part of the consideration for the City Index acquisition.

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

Adjusted Net Income and Adjusted Earnings Per Share
Adjusted net income is a non-GAAP financial measure and represents our net income excluding restructuring, acquisition and integration expenses, which include deal-related acquisition costs, such as legal, accounting and valuation expenses, accelerated amortization of trading platforms, gain on extinguishment of debt and other expenses incurred in connection with, or as a result of, merger and acquisition transactions. In addition, adjusted net income excludes the adjustment to the fair value of consideration from the Galvan acquisition and the bad debt expense related to the Swiss National Bank event in January 2015. We exclude these items from our adjusted net income and adjusted earnings per share, because we view these as transactions not components of our core operations, which we believe to be the most meaningful indicators of the Company's performance.

Adjusted earnings per share is a non-GAAP financial measure and represents our adjusted net income per share. We believe these financial measures assist investors in evaluating our operating performance. These non-GAAP financial measures have certain limitations, including that they do not have standardized meanings. Therefore, our definitions may be different from similar non-GAAP financial measures used by other companies or analysts, and it may be difficult to compare our financial performance to that of other companies.

Reconciliation of Non-GAAP Financial Measures

As discussed in Note 2 to our audited consolidated financial statements under the heading "Restatement," we have restated our financial statements for the years ending December 31, 2014 and 2013. The following table provides a reconciliation of GAAP net income to adjusted net income and adjusted earnings per common share for the restated amounts (amounts in thousands except per share amounts):

	Year Ended December 31,
	2015	2014 (As Restated)	2013 (As Restated)
Net income applicable to GAIN Capital Holdings, Inc.	$10,279	$24,877	$28,107
Add Back, net of tax:
Acquisition expense	2,199	2,539	1,171
Restructuring	2,716	1,680	289
Integration	21,510	1,792	1,252
Other items(1)	—	36	(995)
Adjustment to fair value of contingent consideration	(4,369)	—	—
Bad Debt related to SNB event in January 2015	1,950	—	—
Adjusted net income	$34,285	$30,924	$29,824
Adjusted earnings per common share
Basic	$0.72	$0.76	$0.82
Diluted	$0.71	$0.72	$0.75

(1)    Other items, net of tax include impairment of investment and gain on extinguishment of debt.

Operating Metrics

In addition to the financial measures discussed above, we review various key operating metrics, which are described below, to evaluate the performance of our businesses.

	Key Operating Metrics
	(Unaudited)
	Year Ended December 31,
	2015	2014	2013	2012	2011
Retail
OTC Trading Volume (billions)	$3,985.8	$2,430.5	$1,796.7	$1,303.4	$1,574.0
OTC Average Daily Volume (billions)	$15.4	$9.4	$6.9	$5.0	$6.0

Active OTC Accounts	146,977	94,895	98,696	60,219	63,435
Client Assets (millions)	$920.6	$759.6	$739.3	$446.3	$310.4

Institutional
Volume (billions)	$2,671.9	$3,183.7	$2,599.6	$1,493.8	$445.7
Average Daily Volume (billions)	$10.3	$12.7	$10	$5.7	$1.7

Futures
Futures Contracts	8,623,392	7,027,008	5,386,383	1,507,425	—
Futures Average Daily Contracts	34,356	28,108	21,460	18,383	—

OTC Trading Volume

OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by customers in our retail segment. Approximately 59.9% of our overall customer trading volume for the year ended December 31, 2015 was generated in our retail segment, compared to 43.3% for the year ended December 31, 2014.

OTC Average Daily Volume
Average daily volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our customers in a given period divided by the number of trading days in the given period.

Active OTC Accounts
Active OTC accounts represents retail segment customers who executed at least one trade during the relevant period. We believe active OTC accounts is an important operating metric because it correlates to trading volume and revenue in our retail segment.

Client Assets
Client assets represent amounts due to clients in our retail and futures segments, including customer deposits and unrealized gains or losses arising from open positions.

GTX Volume
GTX volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by customers in our institutional segment. Approximately 40.1% and 56.7% of our overall customer trading volume for the years ended December 31, 2015 and 2014, respectively, was generated in our institutional segment.

Futures Contracts
Futures contracts represent the total number of contracts transacted by customers in our futures segment.

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

For the years ended December 31, 2015 and December 31, 2014, no single retail or institutional customer accounted for more than 4% of our total net revenue.

Results of Operations

As discussed in Note 2 to our audited consolidated financial statements under the heading "Restatement," we have restated our financial statements as of December 31, 2014 and for the years ending December 31, 2014 and 2013 to reflect certain tax and other adjustments. The information presented below reflects the restated results of our operations.

During the fourth quarter of 2015, we changed our segment reporting structure to include three operating segments, retail, institutional and futures, rather than a single operating segment as had been previously reported. These operating segments are discussed in more detail below. We also report information relating to general corporate services in a fourth component, corporate and other. See Notes 1 and 22 to our audited consolidated financial statements for additional information.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue (amounts in thousands)

	Year Ended December 31,
	2015	2014
REVENUE:
Retail revenue	$347,489	$292,778
Institutional revenue	33,773	34,518
Futures revenue	45,427	36,160
Other revenue	8,487	4,904
Total non-interest revenue	435,176	368,360
Interest revenue	1,220	1,428
Interest expense	1,049	599
Total net interest revenue	171	829
Net Revenue	$435,347	$369,189

Our total net revenue increased $66.2 million, or 17.9%, for the year ended December 31, 2015, compared to the year ended December 31, 2014.

Retail revenue increase $54.7 million, or 18.7%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily the result of the City Index acquisition in April 2015.

Institutional revenue decreased $0.7 million, or 2.2%, for the year ended December 31, 2015, compared to the year ended December 31, 2014.The decrease primarily resulted from a reduction in commission revenue from our institutional sales and trading services, partially offset by a growth in commissions revenue from trading on our GTX platform.

Futures revenue increased $9.3 million, or 25.6%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to inclusion of full year results of GAA and Top Third, in which we acquired controlling interests in March 2014.

Other revenue increased $3.6 million, or 73.1%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to an adjustment to the recorded amount of contingent consideration relating to our Galvan acquisition, partially offset by foreign currency revaluation.

Our net interest revenue decreased from $0.8 million for the year ended December 31, 2014 to $0.2 million for the year ended December 31, 2015.

Operating Expenses (amounts in thousands)

	Year Ended December 31,
	2015	2014
Total operating expenses (amounts in thousands)	$417,698	$317,592
As a percentage of net revenue	95.9%	86.0%

Our total operating expenses increased $100.1 million, or 31.5%, for the year ended December 31, 2015, compared to the year ending December 31, 2014, primarily due to the effects of the City Index acquisition.

The increase in operating expenses consisted primarily of increases of $7.3 million in employee compensation and benefits, $7.0 million in selling and marketing, $12.6 million in referral fees, $5.7 million in trading expenses, $16.4 million in general and administrative expenses, $4.5 million in depreciation and amortization, $8.5 million in purchased intangible amortization, $3.4 million in communication and technology, $3.8 million in bad debt provision, $1.1 million in restructuring expenses, and $30.6 million in integration expenses offset by a decrease of $0.7 million in acquisition expenses.

The changes in expenses are discussed in more detail below.

Employee Compensation and Benefits

	Year Ended December 31,
	2015	2014
Employee compensation and benefits (amounts in thousands)	$106,581	$99,233
As a percentage of net revenue	24.5%	26.9%

Employee compensation and benefits expenses increased $7.3 million, or 7.4%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to compensation and benefits for the additional employees acquired in the acquisition of City Index, partially offset by the headcount reductions effected in the third and fourth quarters of 2015.

Selling and Marketing Expenses

	Year Ended December 31,
	2015	2014
Selling and marketing (amounts in thousands)	$27,168	$20,213
As a percentage of net revenue	6.2%	5.5%

Selling and marketing expenses increased $7.0 million, or 34.4%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. These increases were primarily due to costs incurred to support additional brands following the acquisition of City Index.

Referral Fees

	Year Ended December 31,
	2015	2014
Referral fees (amounts in thousands)	$103,523	$90,972
As a percentage of net revenue	23.8%	24.6%

Referral fees increased $12.6 million, or 13.8%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to increased trading volume introduced to us by introducing brokers in 2015, primarily due to our acquisition of City Index, partially offset by lower average referral fees per million paid to such partners in respect of introduced trading volumes.

Trading Expenses

	Year Ended December 31,
	2015	2014
Trading expenses (amounts in thousands)	$31,914	$26,168
As a percentage of net revenue	7.3%	7.1%

Trading expenses increased $5.7 million, or 22.0%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to increased trading expenses resulting from the expansion of our business following the acquisition of City Index.

General and Administrative

	Year Ended December 31,
	2015	2014
General and administrative (amounts in thousands)	$55,067	$38,651
As a percentage of net revenue	12.6%	10.5%

General and administrative expense increased $16.4 million, or 42.5%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to an increase in occupancy and equipment, primarily due to the additional locations acquired in the City Index transaction, as well as increased bank fees attributable to an increase in customer activity and accounts acquired in the City Index transaction.

Depreciation and Amortization

	Year Ended December 31,
	2015	2014
Depreciation and amortization (amounts in thousands)	$11,111	$6,610
As a percentage of net revenue	2.6%	1.8%

Depreciation and amortization increased by $4.5 million, or 68.1%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to the depreciation of property and equipment acquired in the City Index transaction.

Purchased Intangible Amortization

	Year Ended December 31,
	2015	2014
Purchased intangible amortization (amounts in thousands)	$16,550	$8,080
As a percentage of net revenue	3.8%	2.2%

Purchased intangible amortization increased $8.5 million, or 104.8%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to an increase in amortization relating to the acquisitions of City Index in 2015 and the full year inclusion of amortization from our acquisitions in 2014 of GAA, Top Third, Galvan and the intellectual property rights relating to our GTX platform.

Communications and Technology

	Year Ended December 31,
	2015	2014
Communications and technology (amounts in thousands)	$18,929	$15,567
As a percentage of net revenue	4.3%	4.2%

Communications and technology expenses increased $3.4 million, or 21.6%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. These increases were primarily due to the acquisition of City Index.

Bad debt provision

	Year Ended December 31,
	2015	2014
Bad debt (amounts in thousands)	$7,462	$3,699
As a percentage of net revenue	1.7%	1.0%

Bad debt provision increased $3.8 million, or 101.7%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. This increase was primarily due to an increase in bad debt as a result of negative balances experienced by some of our customers following actions taken by the Swiss National Bank in January 2015, as well as the acquisition of City Index.

Restructuring expenses

	Year Ended December 31,
	2015	2014
Restructuring (amounts in thousands)	$3,482	$2,334
As a percentage of net revenue	0.8%	0.6%
Restructuring expenses were $3.5 million and $2.3 million for the years ended December 31, 2015 and December 31, 2014, respectively. Restructuring expenses include severance payments and related expenses that arose in connection with headcount reduction initiatives, such as those that took place in the third and fourth quarters of 2015 following our acquisition of City Index.

Integration expenses

	Year Ended December 31,
	2015	2014
Integration (amounts in thousands)	$33,092	$2,489
As a percentage of net revenue	7.6%	0.7%

Integration expenses were $33.1 million and $2.5 million for the years ended December 31, 2015 and December 31, 2014 respectively. In the year ended December 31, 2015 these expenses consisted primarily of the accelerated amortization of intangible and other assets made redundant by the City Index acquisition. In the year ended December 31, 2014, these expenses included accelerated amortization of platform assets related to our GFT acquisition integration efforts.

Acquisition expenses

	Year Ended December 31,
	2015	2014
Acquisition expense (amounts in thousands)	$2,819	$3,526
As a percentage of net revenue	0.6%	1.0%
Acquisition expenses were $2.8 million and $3.5 million for the years ended December 31, 2015 and December 31, 2014 respectively. Acquisition expenses are costs directly attributable to acquisitions, including legal, accounting and other professional advisory fees.

Interest on long term borrowings

	Year Ended December 31,
	2015	2014
Interest on long term borrowings (amounts in thousands)	$9,222	$6,147
As a percentage of net revenue	2.1%	1.7%

Interest on long term borrowings were $9.2 million and $6.1 million for the years ended December 31, 2015 and December 31, 2014, respectively. Interest on long-term borrowings consists of interest expense on our 4.125% Convertible Senior Notes due 2018, issued in November 2013, and our 4.125% Convertible Senior Notes due 2020, issued in April 2015 in connection with the City Index acquisition.

Income Taxes

	Year Ended December 31,
	2015	2014
Income tax expense (amounts in thousands)	$(3,512)	$19,140
Effective tax rate	(41.7)%	42.1%

Income tax expense decreased $22.7 million, resulting in a tax benefit of $3.5 million for the year ended December 31, 2015, compared to income tax expense of $19.1 million for the year ended December 31, 2014. Our effective tax rate in the year ended December 31, 2015 was (41.7)%. The decrease in effective tax compared to the year ended December 31, 2014 was due to significant discrete items in the year ended December 31, 2015. See Note 19 to our audited consolidated financial statements for more detail.

Segment Results - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Retail Segment

	Year Ended December 31,
	2015	2014
Net revenue	$351,472	$296,941

Employee compensation and benefits	67,515	61,989
Selling and marketing	26,129	19,574
Referral fees	87,175	78,553
Other operating expenses	76,301	51,561
Segment profit	$94,352	$85,264

Retail segment net revenue increased $54.5 million, or 18.4%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily the result of the City Index acquisition in April 2015.

Employee compensation and benefits expenses for the retail segment increased $5.5 million, or 8.9%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to the compensation and benefits for the additional employees employed following the acquisition of City Index, partially offset by the headcount reductions effected in the third and fourth quarters of 2015.

Selling and marketing expense for the retail segment increased $6.6 million, or 33.5%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to costs incurred to support additional brands following the acquisition of City Index.

Referral fees for the retail segment increased $8.6 million, or 11.0%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase in referral fees was primarily due to increased trading volume introduced to us by introducing brokers, primarily due to our acquisition of City Index, partially offset by lower average referral fees per million paid to partners in respect of introduced trading volumes.

Other operating expenses for the retail segment increased $24.7 million, or 48.0%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to the acquisition of City Index. Other operating expenses for the retail segment include general and administrative expenses, communication and technology expenses and trading expenses.

Institutional Segment

	Year Ended December 31,
	2015	2014
Net revenue	35,072	35,413

Employee compensation and benefits	15,305	13,963
Selling and marketing	138	120
Other operating expenses	9,573	10,939
Segment profit	$10,056	$10,391

Institutional segment net revenue was largely unchanged for the year ended December 31, 2015, compared to the year ended December 31, 2014. Institutional segment revenue for the year ended December 31, 2015 reflected a decrease in commission revenue of $3.6 million from our institutional sales and trading services, partially offset by growth in commissions revenue of $3.1 million from trading on our GTX platform, in each case as compared to the year ended December 31, 2014.

Employee compensation and benefits expenses for the institutional segment increased $1.3 million, or 9.6%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to additional employees hired during late 2014 to support our institutional segment operations.

Selling and marketing expenses for the institutional segment remained largely unchanged for the year ended December 31, 2015, compared to the year ended December 31, 2014.

Other operating expenses for the institutional segment decreased $1.4 million, or 12.5%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The decrease was primarily due to reduced platform operating costs following the purchase of the software and other intellectual property assets utilized to operate the electronic trading platform offered to customers in our GTX business. Other operating expenses from the institutional segment include general and administrative expenses, communication and technology expenses and trading expenses.

Futures Segment

	Year Ended December 31,
	2015	2014
Net revenue	$45,797	$36,016

Employee compensation and benefits	10,634	8,918
Selling and marketing	901	519
Referral fees	16,348	12,419
Other operating expenses	13,960	11,585
Segment profit	$3,954	$2,575

Futures segment net revenue increased $9.8 million, or 27.2%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to inclusion of full year results of GAA and Top Third, which were acquired in March 2014.

Employee compensation and benefits expenses for the futures segment increased $1.7 million, or 19.2%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to the inclusion of a full year of compensation and benefits for the additional employees employed following the acquisitions of GAA and Top Third in March 2014.

Selling and marketing expenses for the futures segment increased $0.4 million, or 73.6%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to the inclusion of a full year of selling and marketing expenses related to GAA and Top Third, in which we acquired controlling interests in March 2014.

Referral fees for the futures segment increased $3.9 million, or 31.6%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to the inclusion of a full year of referral fees for GAA and Top Third.

Other operating expenses for the futures segment increased $2.4, or 20.5%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to the inclusion of a full year of other operating expenses related to GAA and Top Third. Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses and trading expenses.

Corporate and Other

	Year Ended December 31,
	2015	2014
Other revenue	$(3,716)	$819

Employee compensation and benefits	13,127	14,362
Other operating expenses	11,038	10,001
Loss	$(27,881)	$(23,544)

Corporate and other revenue decreased $4.5 million, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to an adjustment to the recorded amount of contingent consideration relating to our Galvan acquisition, partially offset by foreign currency revaluations.

Employee compensation and benefits expenses for employees not attributed to any of our operating segments, such as our executive officers, decreased $1.2 million, or 8.6%, for the year ended December 31, 2015, compared to the year ended December 31, 2014.

Other operating expenses not attributed to any of our operating segments increased $1.0 million, or 10.4%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to an increase in indirect taxes primarily due to our acquisition of City Index.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue (amounts in thousands)

	Year Ended December 31,
	2014	2013
REVENUE:
Retail revenue	$292,778	$215,734
Institutional revenue	34,518	28,005
Futures revenue	36,160	22,188
Other revenue	4,904	1,099
Total non-interest revenue	368,360	267,026
Interest revenue	1,428	821
Interest expense	599	156
Total net interest revenue	829	665
Net Revenue	$369,189	$267,691

Our total net revenue increased $101.5 million, or 37.9%, for the year ended December 31, 2014, compared to the year ended December 31, 2013.

Retail revenue increased $77.0 million, or 35.7%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily the result of the GFT acquisition in September 2013.

Institutional revenue increased $6.5 million, or 23.3%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to growth in commission revenue from both our institutional sales and trading services and our GTX platform.

Futures revenue increased $14.0 million, or 63.0%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to the acquisition of 55% interests in GAA and Top Third in March 2014.

Other revenue increased $3.8 million, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to foreign currency revaluations.

Our net interest revenue increased from $0.7 million for the year ended December 31, 2013 to $0.8 million for the year ended December 31, 2014.

Operating Expenses

	Year Ended December 31,
	2014	2013
Total operating expenses (amounts in thousands)	$317,592	$222,968
As a percentage of net revenue	86.0%	83.3%

Our total operating expenses increased $94.6 million, or 42.4%, for the year ended December 31, 2014, compared to the year ending December 31, 2013. The increase in operating expenses was primarily due to an increase of $24.6 million in employee compensation and benefits, an increase of $38.3 million in referral fees, an increase of $8.0 million in trading expenses, an increase of $12.1 million in general and administrative expenses, an increase of $5.2 million in purchased intangible amortization and an increase of $4.3 million in communication and technology, partially offset by decreases of $2.1 million in selling and marketing expenses and $1.7 million in depreciation and amortization expenses.

Employee Compensation and Benefits

	Year Ended December 31,
	2014	2013
Employee compensation and benefits (amounts in thousands)	$99,233	$74,607
As a percentage of net revenue	26.9%	27.9%

Employee compensation and benefits expenses increased $24.6 million, or 33.0%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. Salaries and benefits (excluding commissions and bonus) increased $5.5 million primarily due to the additional employees employed following the acquisitions of GFT, GAA, Top Third and Galvan. Commissions increased $23.1 million, primarily due to our sales trader employees, who joined us following the closing of the GFT acquisition in September 2013, as well as the commissions paid to employees who joined us in the acquisitions of GAA, Top Third and Galvan during 2014. Bonus expenses decreased $2.3 million.

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

Referral fees

	Year Ended December 31,
	2014	2013
Referral fees (amounts in thousands)	$90,972	$52,623
As a percentage of net revenue	24.6%	19.7%

Referral fees increased $38.3 million, or 72.9%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to greater customer trading volume directed to us by our white label partners and introducing brokers, in part as a result of partner relationships acquired as part of the GFT acquisition.

Trading Expenses

	Year Ended December 31,
	2014	2013
Trading expenses (amounts in thousands)	$26,168	$18,164
As a percentage of net revenue	7.1%	6.8%

Trading expenses increased $8.0 million, or 44.1%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. Of the increase, $5.3 million was primarily due to increased exchange data fees resulting from greater trading volume. There was a $2.8 million increase in clearing and exchange fees associated with our institutional and futures segments, primarily due to increases in trading volumes in such segments.

General and Administrative

	Year Ended December 31,
	2014	2013
General and administrative (amounts in thousands)	$38,651	$26,558
As a percentage of net revenue	10.5%	9.9%

General and administrative expenses increased $12.1 million, or 45.5%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to increased bank fees attributable to an increase in customer activity and accounts acquired in the GFT transaction, and an increase in occupancy and equipment, primarily due to the additional locations acquired in the GFT transaction.

Depreciation and Amortization

	Year Ended December 31,
	2014	2013
Depreciation and amortization (amounts in thousands)	$6,610	$8,283
As a percentage of net revenue	1.8%	3.1%

Depreciation and amortization decreased by $1.7 million, or 20.2%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease was primarily due to our no longer amortizing prepaid exclusive intellectual property rights licensed from Valaquenta and Forexster following our acquisition of such rights in July 2014. These rights are now being amortized as a component of purchased intangible amortization.

Purchased Intangible Amortization

	Year Ended December 31,
	2014	2013
Purchased intangible amortization (amounts in thousands)	$8,080	$2,906
As a percentage of net revenue	2.2%	1.1%

Purchased intangible amortization increased $5.2 million, or 178.0%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to an increase in amortization relating to the acquisitions of GFT, GAA, Top Third and Galvan, as well as the intellectual property rights acquired from Valaquenta and Forexster.

Communications and Technology

	Year Ended December 31,
	2014	2013
Communication and technology (amounts in thousands)	$15,567	$11,315
As a percentage of net revenue	4.2%	4.2%

Communications and technology expenses increased $4.3 million, or 37.6%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to our acquisitions of GFT, GAA, Top Third and Galvan.

Bad Debt Provision

	Year Ended December 31,
	2014	2013
Bad debt provision (amounts in thousands)	$3,699	$1,501
As a percentage of net revenue	1.0%	0.6%

Bad debt provision increased $2.2 million, or 146.4%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to an increase in the volume of credit card chargebacks during the period, as well as an increase in customer accounts with negative balances that were deemed uncollectible.

Restructuring expenses

	Year Ended December 31,
	2014	2013
Restructuring (amounts in thousands)	$2,334	$450
As a percentage of net revenue	0.6%	0.2%

Restructuring expenses reflect severance payments and related expenses that arose in connection with headcount reduction initiatives in 2014 following our acquisition of GFT.

Acquisition expenses

	Year Ended December 31,
	2014	2013
Acquisition expense (amounts in thousands)	$3,526	$1,824
As a percentage of net revenue	1.0%	0.7%

Acquisition expenses are costs directly attributable to the acquisitions closed in 2014 and 2013, as well as our acquisition of City Index which was signed in October 2014. These costs consist primarily of legal, accounting and other professional advisory fees.

Integration expense

	Year Ended December 31,
	2014	2013
Integration (amounts in thousands)	$2,489	$1,950
As a percentage of net revenue	0.7%	0.7%

Integration expenses are acquisition-related costs that are incurred while integrating the acquired company into the consolidated group. These costs include incentive payments to employees to remain through the acquisition and costs of retiring redundant assets, as well as accelerated amortization of assets retired as a result of acquisitions.

Interest on long term borrowings

	Year Ended December 31,
	2014	2013
Interest on long term borrowings (amounts in thousands)	$6,147	$1,233
As a percentage of net revenue	1.7%	0.5%

Interest on long term borrowings were $6.1 million and $1.2 million for the years ended December 31, 2014 and December 31, 2013, respectively. Interest on long-term borrowings consisted of interest expense on our 4.125% Convertible Senior Notes due 2018, issued in November 2013.

Income Taxes

	Year Ended December 31,
	2014	2013
Income tax expense/(benefit) (amounts in thousands)	$19,140	$17,383
Effective tax rate	42.1%	38.2%

Income tax expense increased $1.8 million, resulting in a tax expense of $19.1 million for the year ended December 31, 2014, compared to income tax expense of $17.4 million for the year ended December 31, 2013. Our effective tax rate in the year ended December 31, 2014 was 42.1%. This is higher than the 35% U.S. statutory rate, primarily due to the foreign rate differential from our international operations, where tax rates for those operations are generally lower than the U.S. statutory rate. As such, the proportion of our consolidated taxable earnings originating in foreign jurisdictions impacts our consolidated tax rate. Please see Note 19 to our audited consolidated financial statements for more information on our effective tax rate.

Segment Results - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Retail Segment

	Year Ended December 31,
	2014	2013
Net revenue	$296,941	$218,848

Employee compensation and benefits	61,989	44,924
Selling and marketing	19,574	21,761
Referral fees	78,553	41,459
Other operating expenses	51,561	33,148
Segment profit	$85,264	$77,556

Retail segment net revenue increased $78.1 million, or 35.7%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily the result of the GFT acquisition in September 2013.

Employee compensation and benefits expenses for the retail segment increased $17.1 million, or 38.0%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. Salaries and benefits (excluding commissions and bonus) increased primarily due to the additional employees employed following in the acquisitions of GFT and Galvan. Commissions increased primarily due to our sales trader employees, who joined us following the closing of the GFT acquisition in September

2013, as well as the commissions paid to employees who joined us following the acquisition of Galvan during 2014. These increases were partially offset by a reduction in bonus expenses due to our performance compared to the prior year relative to internal budgets.

Selling and marketing expenses for the retail segment decreased $2.2 million, or 10.1%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease was primarily due to the continued optimization of our direct marketing efforts.

Referral fees for the retail segment increased $37.1 million, or 89.5%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to greater customer trading volume directed to us by our white label partners and introducing brokers, in part as a result of partner relationships acquired as part of the GFT acquisition.

Other operating expenses for the retail segment increased $18.4 million, or 55.5%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to increased exchange data fees resulting from greater trading volume, as well as increased bank fees attributable to an increase in customer activity and accounts acquired in the GFT transaction, and an increase in occupancy and equipment, primarily due to the additional locations acquired in the GFT transaction. Other operating expenses from the retail segment include general and administrative expenses, communication and technology expenses and trading expenses.

Institutional Segment

	Year Ended December 31,
	2014	2013
Net revenue	35,413	29,213

Employee compensation and benefits	13,963	13,006
Selling and marketing	120	244
Other operating expenses	10,939	8,170
Segment profit	$10,391	$7,793

Institutional segment net revenue increased $6.2 million, or 21.2%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase primarily resulted from growth in commission revenue of $5.9 million from our institutional sales and trading services and $1.4 million from trading on our GTX platform, in each case as compared to the year ended December 31, 2013.

Employee compensation and benefits expenses for the institutional segment increased $1.0 million, or 7.4%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to additional headcount to drive growth of the business.

Other operating expenses for the institutional segment increased $2.8 million, or 33.9%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to increased clearing fees as a result of increases in trading volumes.

Futures Segment

	Year Ended December 31,
	2014	2013
Net revenue	$36,016	$23,360

Employee compensation and benefits	8,918	3,399
Selling and marketing	519	332
Referral fees	12,419	11,164
Other operating expenses	11,585	8,948
Segment profit	$2,575	$(483)
Futures segment net revenue increased $12.7 million, or 54.2%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to the acquisition of 55% interests in GAA and Top Third in March 2014.

Employee compensation and benefits expenses for the futures segment increased $5.5 million, or 162.4%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to the acquisition of GAA and Top Third in March 2014.

Selling and marketing expenses for the futures segment increased $0.2 million, or 56.3%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to the acquisition of GAA and Top Third in March 2014.

Referral fees for the futures segment increased $1.3 million, or 11.2%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to the acquisition of GAA and Top Third in March 2014.

Other operating expenses for the futures segment increased $2.6 million, or 29.5%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to the acquisition of GAA and Top Third in March 2014.

Corporate and Other

	Year Ended December 31,
	2014	2013
Other revenue	$819	$(3,729)

Employee compensation and benefits	14,362	13,279
Other operating expenses	10,001	7,272
Loss	$(23,544)	$(24,280)

Corporate and other revenue increased $4.5 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to foreign currency revaluations. Additionally, net interest revenue increased from $0.7 million for the year ended December 31, 2013 to $0.8 million for the year ended December 31, 2014.

Employee compensation and benefits expenses for employees not attributed to any of our operating segments, such as our executive officers, increased $1.1 million, or 8.2%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to additional Corporate headcount arising from the GFT acquisition.

Other operating expenses not attributed to any of our operating segments increased $2.7 million, or 37.5%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due in an increase in general administrative costs, such as insurance and travel arising from the GFT acquisition.

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations by our subsidiaries, the issuance of debt and equity securities, including the 4.125% Convertible Senior Notes due 2018 that we issued in the fourth quarter of 2013 and the 4.125% Convertible Senior Notes due 2020 that were issued in 2015 in connection with our acquisition of City Index, and access to secured lines of credit. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. We expect that our capital expenditures for the next 12 months will be consistent with our annual spend during 2015, as we continue to build out the technology platforms that were acquired as part of the City Index transaction.

We primarily hold and invest our cash at various financial institutions and in various investments, including cash held at banks, deposits at our liquidity providers and money market funds which invest in short-term U.S. government securities. In general, we believe all of our investments and deposits are of high credit quality and we have more than adequate liquidity to conduct our businesses.

The following table shows the amount of cash (including customer cash) held by our subsidiaries located outside the United States and the amount of accumulated earnings at December 31, 2015 (amounts in millions):

Entity Name	Cash	Accumulated Earnings
GAIN Capital-Forex.com U.K., Ltd.	$230.6	$67.2
GAIN Capital UK Limited	307.9	17.3
GAIN Capital Japan Co., Ltd.	48.8	—
GAIN Capital Forex.com Australia, Pty. Ltd.	9.0	—
GAIN Capital-Forex.com Hong Kong, Ltd.	4.4	—
GAIN Capital-Forex.com Canada Ltd.	6.5	—
GAIN Capital Singapore Pte. Ltd.	28.4	0.9
GAIN Capital Australia Pty Ltd.	20.0	1.3
Galvan Research and Trading Ltd.	0.7	4.7
GAIN Global Markets, Inc.	0.3	—
Faraday Research LLP	0.3	0.6
GTX Bermuda Ltd.	6.5	8.0
Gain Global Markets Bermuda, Ltd.	2.8	—
Total	$666.2	$100.0

At December 31, 2015, we had approximately $100.0 million held in accumulated earnings of our foreign subsidiaries. We have made provisions for U.S. taxes that would arise on distribution if $48.3 million of these earnings were repatriated to the United States. The remaining earnings are indefinitely invested outside the United States and are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. If the remaining earnings had been repatriated into the United States as of December 31, 2015, in the form of dividends or otherwise, we would have been subject to additional income taxes of approximately $9.8 million.

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

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of December 31, 2015 and the actual amounts of capital that were maintained on that date (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$26.1	$36.3	$10.2
GAIN Capital Securities, Inc.	0.1	0.4	0.3
GAIN Global Markets, Inc.	0.2	0.3	0.1
GAIN Capital Forex.com Australia, Pty. Ltd.	0.7	2.4	1.7
GAIN Capital Forex.com U.K., Ltd.	27.8	61.6	33.8
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.9	2.0
GAIN Capital-Forex.com Canada Ltd.	0.2	1.4	1.2
Forex.com Japan., Ltd.	0.9	9.6	8.7
GAIN Capital UK, Ltd.	54.5	127.9	73.4
GAIN Capital Singapore Pte, Ltd.	0.6	7.4	6.8
GAIN Capital Australia Pty Ltd.	0.7	2.8	2.1
Galvan Research and Trading, Ltd.	0.7	4.3	3.6
Global Assets Advisors, LLC	0.1	1.2	1.1
Total	$114.5	$259.5	$145.0

Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC, is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements, Sections 11 and 12. Under applicable provisions of these regulations, Gain Capital Group, LLC is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin, or $20 million plus 5% of all liabilities owed to retail customers exceeding $10 million. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets primarily consist of cash and cash equivalents reported on our balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of December 31, 2015, GAIN Capital Group, LLC had net capital of approximately $36.3 million and net capital requirements of $26.1 million. As of December 31, 2015, GAIN Capital Group’s excess net capital was $10.2 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GAIN Capital Group, LLC’s net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

GAIN Capital Forex.com U.K. Ltd., or GCUK1, GAIN Capital UK Limited, or GCUK2, and Galvan Research and Trading, Ltd., or Galvan, all three together the U.K. Entities, are all registered in the U.K. and are regulated by the Financial Conduct Authority in respect of their trading activity. The U.K. Entities are required to comply with relevant U.K. and E.U. legislation. In addition they must comply with the rules and guidance contained in the FCA Handbook of rules and guidance, or FCA Handbook.

GCUK1, is regulated by the FCA, as a full scope €730k IFPRU Investment Firm. GCUK1 is required to maintain the greater of $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. At December 31, 2015, GCUK1 maintained $33.8 million more than the minimum required regulatory capital for a total of 2.2 times the required capital and at all times maintained compliance with all applicable regulations.

GCUK2, is regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK2 is required to maintain the greater of $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. At December 31, 2015, GCUK2 maintained $73.4 million more than the minimum required regulatory capital for a total of 2.3 times the required capital and at all times maintained compliance with all applicable regulations.

Effective from January 1, 2016, the FCA has introduced the addition of a capital conservation buffer and a countercyclical capital buffer in line with the requirements set out in Capital Requirements Directive, or CRD IV, Article 160 Transitional

Provisions for Capital Buffers. This will require all firms to maintain an additional buffer on top of the minimum capital requirements. The amount of buffer, which is a percentage of the firm’s common equity tier 1 capital against the total risk exposure amount, will be based on a transitional period from January 1, 2016 to December 31, 2018. During that period, the minimum common equity tier 1 capital ratio requirement will increase from 5.125% to 8%.

Galvan, is regulated by the FCA as a BIPRU Limited License Firm. Galvan is required to maintain a base financial resources requirement of $0.1 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or fixed overhead requirement. At December 31, 2015, Galvan maintained $3.6 million more than the minimum required regulatory capital for a total of 6.1 times the required capital and at all times maintained compliance with all applicable regulations.

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

We are required to maintain cash on deposit with our liquidity providers in order to conduct our hedging activities. As of December 31, 2015, we posted $121.2 million in cash with liquidity providers. As of December 31, 2015, our total client assets were $920.6 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from open positions.

The table set forth below provides information regarding our total available liquidity as of December 31, 2015 and 2014, respectively. We use this non-GAAP measure to evaluate our business operations and our ability to continue to grow through acquisitions (amounts in millions):

	As of	As of
	December 31,	December 31,
	2015	2014
Cash and cash equivalents	$171.9	$139.4
Receivables from brokers	121.2	134.9
Net operating cash	293.1	274.3
Less: Minimum regulatory requirements	(114.5)	(76.3)
Free Cash Available(1)	$38.6	$118.0

(1)	Our Convertible Senior Notes due 2018 and 2020 are excluded given their long-dated maturity

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes and the convertible notes to be issued in connection with our acquisition of City Index) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and, for our 4.125% Convertible Senior Notes, is reflected as a liability in our consolidated balance sheet in an amount equal to the fair value, which, as of December 31, 2015 and 2014, was $122.0 million and $68.4 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our stockholders’ equity on our Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of December 31, 2014 and 2013, for our 4.125% Convertible Senior Notes was $12.1 million. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our consolidated income statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
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

Cash Flow

The following table sets forth a summary of our cash flow for each of the three years ended December 31, 2015 (amounts in thousands):

	Year ended December 31,
	2015	2014	2013
Cash provided by / (used for) operating activities	$77,213	$136,788	$(18,887)
Cash used for investing activities	(16,081)	(35,463)	(9,807)
Cash (used for) / provided by financing activities	(25,840)	(5,938)	33,633
Effect of exchange rate changes on cash and cash equivalents	(2,755)	4,093	(1,888)
INCREASE IN CASH AND CASH EQUIVALENTS	$32,537	$99,480	$3,051

The primary drivers of our cash flow provided by/(used for) operating activities are net income, adjusted for non-cash charges, such as depreciation and amortization, and amounts posted as collateral with liquidity providers.

For the year ended December 31, 2013, amounts posted as collateral with liquidity providers were included on our balance sheet as receivables from brokers and represented collateral required to be deposited with our liquidity providers in order for us to hold securities positions, as well as amounts we posted, at our discretion, with liquidity providers in excess of applicable collateral requirements. Due to a change made in 2014, starting with the year ended December 31, 2014, amounts required to be posted as collateral with our liquidity providers are included on our balance sheet as receivables from brokers, while discretionary amounts posted in excess of applicable collateral requirements are viewed as available cash to the extent not required to be classified as cash and securities held for customers. We receive interest on amounts we have posted as collateral with our liquidity providers. The amount of collateral required by our liquidity providers in the future will be commensurate with the amount of securities positions that they hold on our behalf. The amount of cash posted with liquidity providers in excess of applicable collateral requirements is discretionary and may increase or decrease in future periods as we determine the most efficient uses of our cash.

Our largest operating expenses are employee compensation and benefits and referral fees. Employee compensation and benefits include salaries, bonuses and other employee related costs as well as commissions paid to certain sales personnel.
Referral fees consist primarily of compensation paid to our white label partners and introducing brokers.

Unrealized gains and losses on cash positions revalued at prevailing foreign currency exchange rates are included in trading revenue but have no direct impact on cash flow from operations. Gains and losses become realized and impact cash flow from operations when customer transactions are liquidated. To some extent, the amount of net deposits made by our customers in any given period is influenced by unrealized gains and losses because our customers’ trading positions are impacted by unrealized gains and losses and our customers may be required to post additional funds to maintain open positions or may choose to withdraw excess funds on open positions.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Cash provided by operating activities was $77.2 million for the year ended December 31, 2015, compared to $136.8 million provided by operating activities for the year ended December 31, 2014. Our cash provided by operating activities for the year ended December 31, 2014 was primarily due to the change in the manner in which we viewed amounts posted with our liquidity providers in excess of applicable collateral requirements, as discussed above.

Cash used for investing activities was $16.1 million for the year ended December 31, 2015, compared to $35.5 million used for investing activities in the year ended December 31, 2014. Cash used for acquisitions and for the purchase of intangible assets decreased approximately $11.7 million and $12.4 million, respectively. Cash used for the purchase of property and equipment increased $10.9 million.

Cash used for financing activities was $25.8 million for the year ended December 31, 2015, compared to $5.9 million used for financing activities for the year ended December 31, 2014. Cash used for contractual payments of acquisition increased $13.9 million, cash used for tax benefit from employee stock option exercises increased $0.1 million, cash used for the purchase of treasury stock increased $3.8 million, and cash used for the dividend payments increased $1.4 million.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Cash provided by operating activities was $141.7 million for the year ended December 31, 2014, compared to $18.3 million used for the year ended December 31, 2013. The increase in cash provided by operating activities was primarily due to the movement in receivables from brokers of $173.0 million as a result of the change in the way we record available cash discussed above.

Cash used for investing activities was $35.5 million for the year ended December 31, 2014, compared to $9.8 million used for investing activities in the year ended December 31, 2013. Cash used for acquisitions increased approximately $10.7 million and an additional $12.4 million was used for the purchase of intangible assets. Cash used for the purchase of property and equipment increased $2.6 million.

Cash used for financing activities was $5.9 million for the year ended December 31, 2014, compared to $33.6 million provided by financing activities for the year ended December 31, 2013. Cash provided by the issuance of convertible senior notes decreased $77.9 million, cash used for principal payment on notes payable decreased $31.2 million and cash used for the purchase of treasury stock decreased $5.9 million.

Capital Expenditures

Capital expenditures were $19.7 million for the year ended December 31, 2015, compared to $8.8 million for the year ended December 31, 2014 and $6.2 million for the year ended December 31, 2013. Capital expenditures for the years ended December 31, 2015, 2014, and 2013 were primarily related to the development of various trading platforms and websites, including the build out of the technology platforms acquired as part of the City Index transaction.

Off-Balance-Sheet Arrangements

At December 31, 2015 and 2014 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2015. (Amounts in thousands):

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Purchase Obligations	$14,039	$12,781	$1,258	$—	$—
Operating Leases	39,538	8,587	10,575	8,158	12,218
Total	$53,577	$21,368	$11,833	$8,158	$12,218

The amounts reported above for "Purchase Obligations" are calculated based upon mandatory pre-cancellation notice periods, if any. Excluded from the amounts set forth above are obligations relating to the $80 million in principal amount of our 4.125% Convertible Senior Notes due 2018 that we issued in the fourth quarter of 2013 and the $60 million in principal amount of our 4.125% Convertible Senior Notes due 2020 that were issued in 2015 in connection with our acquisition of City Index, as our obligations under these Convertible Senior Notes are not sure to be settled in cash. By their terms, these Convertible Senior Notes may be settled in cash, shares of our common stock or in a combination of shares and cash at our discretion.

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

Revenue Recognition

Retail revenue comprises trading and commission revenue from our retail segment. OTC trading includes forex trading, or forex, metals trading, contracts-for-difference, or CFDs, and spread-betting (in markets which do not prohibit such transactions), as well as other financial products.

Gains or losses are realized when customer transactions are liquidated. Unrealized gains or losses on trading positions are revalued at prevailing foreign currency exchange rates (the difference between contract price and market price) at the date of the balance sheet and are included in Receivables brokers as well as Payables to customers on the Consolidated Balance Sheets. Changes in net unrealized gains or losses are recorded in Retail revenue on the Consolidated Statements of Income and Comprehensive Income. Retail revenue is recorded on a trade date basis.

Institutional revenue consists of revenue from our institutional segment, which provides a proprietary trading platform and sales and trading services to institutions. Revenue from the institutional segment is generated primarily through commissions or spreads on trades executed on the GTX platform or by voice-brokers. We act as an agent for the trades executed on the GTX platform and therefore do not assume any market or credit risk in connection with those transactions. Revenues are booked on a trade date basis.

Futures revenue consists of revenue from our futures segment, which offers exchange-based trading execution services, focusing on the indices, agricultural hedging, and commodities sectors. Revenues in this business are generated through commissions, which are earned for executing our customers' trades. These revenues are booked on a trade date basis. We act in an agency capacity with respect to the clearing of trades, but as a principal with respect to fees paid to introducing brokers in the futures business. Therefore, we take no market risk in this business.

Income Taxes

We have restated our consolidated financial statements as of December 31, 2014 and for the years ended December 31, 2013 and 2014 to reflect adjustments to the tax treatment of certain intercompany payables and receivables among our domestic and overseas subsidiaries. See Note 2 to our audited consolidated financial statements for additional information.

Current income tax is calculated on the basis of the tax laws enacted or substantially enacted at the year end in the countries where we operate and generate taxable income.

Deferred income tax expenses are provided using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the consolidated financial statements and the income tax basis, using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in our Consolidated Statements of Income and Comprehensive Income in the period of enactment. We routinely evaluate all deferred tax assets to determine the likelihood of their realization.

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

In accordance with ASC 740, we evaluate a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. If the position does not meet a more likely than not threshold, a tax reserve is established and no income tax benefit is recognized. We are audited by U.S. federal and state, as well as foreign, tax authorities. In some cases, many years may elapse before a tax return containing tax positions for which an ASC 740 reserve has been established is examined and an audit is completed. As audit settlements are reached, we adjust the corresponding reserves, if required, in the period in which the final determination is made. While it is difficult to predict the final outcome or timing of a particular tax matter, we believe that our reserves for uncertain tax positions are recorded pursuant to the provisions of ASC 740.

We operate a permanent reinvestment strategy, under which earnings derived from foreign business remain invested in the Company’s foreign subsidiaries. We have no plans to repatriate these earnings.
Convertible Senior Notes

In November 2013, we issued $80 million aggregate principal amount of our 4.125% Convertible Senior Notes due 2018. In April 2015, we issued $60 million aggregate principal amount of our 4.125% Unsecured Convertible Senior Notes due 2020. These notes are hybrid instruments, having both a debt and an equity component, and we accounted for them in accordance with relevant guidance for such instruments. The debt component includes an initial discount determined by the notes' coupon rate and prevailing market interest rates. The equity component equals the initial discount and is included in Additional Paid in Capital. The discount will amortize over the life of the notes, as we record interest expense. The notes will mature on December 1, 2018 and April 1, 2020, respectively, unless earlier converted, redeemed or repurchased. We may not redeem the notes prior to December 1, 2016 and April 1, 2018, respectively.

Business Combinations

In April 2015, we completed our acquisition of City Index. In July 2014, we completed our acquisition of Galvan. In March 2014, we acquired the controlling interests in GAA and Top Third. In September 2013, we completed our acquisition of GFT. We accounted for these transaction in accordance with accounting guidance for business combinations, which required identifying the acquirer, determining the acquisition date, determining the purchase price and determining fair values for assets and liabilities assumed, as well as calculating goodwill. We disclosed acquisition, restructuring, and integration expenses separately.See Note 11 to our audited consolidated financial statements for more information.

Goodwill and Intangible Assets

Relevant accounting guidance requires purchased intangible assets other than goodwill to be amortized over their useful lives unless the useful lives are determined to be indefinite. If the assets are determined to have a finite life in the future, we will amortize the carrying value over the remaining useful life at that time. Our URLs (foreignexchange.com and forex.com) are indefinite life intangible assets and are, therefore, not amortized. We compare the recorded value of the indefinite life intangible assets to their fair value on an annual basis and whenever circumstances arise that indicate that an impairment may have occurred. In accordance with relevant accounting guidance, we test goodwill for impairment on an annual basis during the fourth quarter and on an interim basis when conditions indicate impairment may have occurred. Goodwill impairment is determined by comparing the estimated fair value of the reporting unit with its respective book value. We performed our annual test for goodwill impairment in the fourth quarter of 2015 and noted there was no impairment.

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

Derivatives

Forex, metals and CFDs allow for the exchange of the difference in value of a particular asset such as a stock index, energy product, or gold contracts, between the time at which a contract is opened and the time at which it is closed. Our open positions and those of our retail customers are considered derivatives under FASB ASC 815. Therefore, they are accounted for at fair value and are included in Receivables from brokers and Payables to customers in the consolidated balance sheets.

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

Contingent Consideration

Under the agreements governing certain of our business combinations, we are obligated to make contingent payments that are Level 3 financial liabilities.  These contingent payments are recorded under Accrued expenses and other liabilities on our Consolidated Balance Sheet. The fair value of these payments are determined using prevailing interest rates as of the balance sheet date and forecasts of the acquired company's performance, estimation of which does not have any basis in quoted or observable markets. Interest expense associated with our contingent consideration is included in earnings. At the time the Galvan acquisition closed, we estimated the acquisition date fair value of the contingent consideration to be $10.5 million. In December 2015, we entered into an agreement with the former owners of Galvan to satisfy all remaining obligations under the contingent earn-out arrangement we entered into in connection with the Galvan acquisition for a one-time payment of $1.5 million, which was paid in early 2016.

Recent Accounting Pronouncements

In February 2016, the FASB issued new guidance regarding the accounting for leases. The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal year. We are currently assessing the impact on our consolidated financial statements of adopting this guidance.

In September 2015, FASB issued new guidance regarding the accounting for provisional adjustments of business combinations. The guidance states that if changes are required to be made to provisional amounts included in previously issued financial statements, such changes should be included in the period in which they are identified. These changes include adjustments to goodwill, as well as the cumulative impact of adjustments for depreciation, amortization or other income. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. This guidance will impact how we deal with provisional adjustments for business combinations following adoption.

In April 2015, the FASB issued new guidance regarding the accounting for debt issuance costs. The guidance requires presenting any deferred financing costs from debt issuances as a reduction in the amount of debt included on the balance sheet, which is a change from currently applicable rules requiring such costs to be classified as assets. In August 2015, the FASB issued updated guidance, which incorporated an SEC staff announcement highlighting that costs incurred for line-of-credit arrangements could be recorded as assets and amortized ratably over the term of the line-of-credit arrangement (regardless of whether there are any outstanding borrowings). The guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We do not expect this guidance to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued new revenue recognition guidance that superseded the previously existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. The guidance requires recognizing revenue when transferring promised goods or services to customers. Recognition should reflect the consideration which the company expects to receive in exchange for those goods or services. The guidance requires enhanced disclosures to help financial statement users better understand the nature, amount, timing and uncertainty of the revenues that are recognized. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2017, which is a one year deferral from the original guidance, approved by the FASB in July 2015. Early application is permitted for annual periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently assessing the impact on our consolidated financial statements of adopting this guidance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our consolidated financial statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customer’s cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, in money market funds that invest in short-term U.S. government securities and in United States and Canadian Imperial Bank of Commerce treasury bills. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of December 31, 2015, an immediate 100 basis point increase in short-term interest rates would result in approximately $10.6 million more in annual pretax income.

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

Market Risk

We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of December 31, 2015, we maintained capital levels of $259.5 million, which represented approximately 2.3 times the capital we were required to hold under applicable regulations.

Cash Liquidity Risk

In normal conditions, our market making business and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currencies pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with nine financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds. Collateral on deposit ranged from $134.9 million to $230.0 million in the aggregate, during the year ended December 31, 2015.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included in pages F-1 to F-58 of this Annual Report on Form 10-K.

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

Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation and in light of the material weakness identified below, as of the end of the period covered by this Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, the Company has determined that there were material errors in the manner in which the Company accounted for income taxes for the years ended December 31, 2013 and 2014 and for certain quarters of 2015 under ASC 740, “Income Taxes”. These errors related primarily to the manner in which certain intercompany payables and receivables between domestic and overseas subsidiaries of the Company were treated for accounting and tax purposes during the impacted periods. Accordingly, management, including the Company’s CEO and CFO, concluded that a material weakness in internal control over financial reporting existed as of December 31, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management of the Company has identified the material weakness that existed as of December 31, 2015 as resulting from insufficient formal preventive or detective controls designed to ensure that the Company's accounting for intercompany payables and receivables was consistent with general accepted accounting principles and management's expectations as to the tax treatment of those payables and receivables.

Remediation Plan

Since identifying the material weakness in our internal control over financial reporting discussed above, the Company’s management has begun implementing formal preventive and detective controls requiring the enhanced review of the accounting for and tax treatment of intercompany payables and receivables, particularly those between domestic and overseas subsidiaries. The Company is also reviewing resource requirements and capabilities in its finance and tax teams to determine whether roles and responsibilities need to be realigned and/or new personnel added. The management of the Company is continuing to review these matters to ensure that similar failures of internal control over financial reporting do not recur.

Our independent registered public accounting firm has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which appears below.

(c) Changes in Internal Control Over Financial Reporting

As noted above, since identifying the material weakness in our internal control over financial reporting discussed above, the Company’s management has begun implementing formal preventive and detective controls requiring the enhanced review of the accounting for and tax treatment of intercompany payables and receivables, particularly those between domestic and overseas subsidiaries.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
GAIN Capital Holdings, Inc.
Bedminster, New Jersey
We have audited the internal control over financial reporting of GAIN Capital Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We did not examine the effectiveness of internal control over financial reporting of GAIN Capital UK Limited, a wholly owned subsidiary, whose consolidated financial statements reflect total assets and revenues constituting 32% and 24%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. The effectiveness of GAIN Capital UK Limited’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as they relate to the effectiveness of GAIN Capital UK Limited’s internal control over financial reporting, are based solely on the report of the other auditors.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: Management of the Company has identified the material weakness that existed as of December 31, 2015 as resulting from insufficient formal preventive or detective controls designed to ensure that the Company's accounting for intercompany payables and receivables was consistent with generally accepted accounting principles and management's expectations as to the tax treatment of those payables and receivables. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated March 17, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule based on our audit and the report of the other auditors, and included an explanatory paragraph regarding the restatement of the consolidated balance sheet as of December 31, 2014, and the consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2014 and 2013 to correct a misstatement.

/s/ Deloitte & Touche LLP

New York, New York
March 17, 2016

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholder
GAIN Capital UK Limited
London, United Kingdom
We have audited GAIN Capital UK Limited’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GAIN Capital UK Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (not presented separately herein). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, GAIN Capital UK Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of GAIN Capital UK Limited as of December 31, 2015 and March 31, 2015, and the related profit and loss account, statement of changes in equity and cash flows for the nine-month period ended December 31, 2015 and the year ended March 31, 2015, and the related notes to the financial statements and our report dated March 15, 2016 expressed an unqualified opinion thereon.
/s/ BDO LLP
London, United Kingdom
March 15, 2016

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
1. Financial Statements
The following financial statements and reports of independent registered public accounting firm are included herein:
2. Financial Statement Schedules
The following supplemental schedule is filed herewith:

Schedule I - Condensed Financial Information of GAIN Capital Holdings, Inc, (Parent Company Only) as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 (As Restated)
F-58
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

4.6
Indenture, dated as of April 1, 2015, between GAIN Capital Holdings, Inc. and The Bank of New York Mellon (Incorporated by reference to Exhibit 4.11 of the Registrant's Registration Statement on Form S-3, as amended, No. 333-208175).

10.1	2015 Omnibus Incentive Compensation Plan (Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on October 15, 2015, No. 001-35008).**

10.2	2010 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.3	2011 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.4	Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2010, filed on March 30, 2011, No. 001-35008).**

10.5	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632). **

10.6	Form of Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632). **

10.7	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632). **

10.8	Form of Restricted Stock Unit Agreement (Time Vesting) (Incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.9	Form of Restricted Stock Unit Agreement (Performance Vesting) (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

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

10.15†
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

10.20	Form of ISDA Master Agreement, 1992 edition (Incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.21	Form of Introducing Broker Agreement (Incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.22	Form of Agreement for White Label Services (Incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.23
Lease and Lease Agreement, dated August 18, 2009, by and between S/K Bed One Associates LLC and GAIN Capital Holdings, Inc. (Incorporated by reference to Exhibit 10.37 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.24†
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

10.26	Form of ISDA Master Agreement, 2002 edition (Incorporated by reference to Exhibit 10.49 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.27
Executive Employment Agreement, dated May 5, 2015, by and between GAIN Capital Holdings, Inc. and Glenn Stevens (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015, No. 001-35008).**

10.28
Executive Employment Agreement, dated May 5, 2015, by and between GAIN Capital Holdings, Inc. and Samantha Roady (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015, No. 001-35008).**

10.29
Executive Employment Agreement, dated May 5, 2015, by and between GAIN Capital Holdings, Inc. and Diego Rotsztain (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015, No. 001-35008).**

10.30
Executive Employment Agreement, dated May 5, 2015, by and between GAIN Capital Holdings, Inc. and Jeffrey Scott (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015, No. 001-35008).**

10.31*	Service Agreement, dated as of March 9, 2011, by and between City Index Limited and Nigel Rose.**

10.32
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

10.35
Stockholders’ Agreement, dated as of April 24, 2013, by and among GAIN Capital Holdings, Inc. and Gary J. Tilkin (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2013, filed on May 10, 2013, No. 001-35008).

10.36
Amended and Restated Stockholders’ Agreement, dated as of September 24, 2013, by and between GAIN Capital Holdings, Inc. and Gary J. Tilkin (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2013, filed on November 12, 2013, No. 001-35008).

10.37
Loan and Security Agreement, dated as of September 24, 2013, by and between GAIN Capital Holdings, Inc. and Gary J. Tilkin (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2013, filed on November 12, 2013, No. 001-35008).

10.38
Membership Interest Purchase Agreement, dated as of March 7, 2014, by and among GAIN Capital Holdings, Inc., Global Asset Advisors, LLC, Lucky Good Dog, L.L.C., Glenn A. Swanson and Andrew W. Daniels (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 12, 2014, No. 001-35008).

10.39
Membership Interest Purchase Agreement, dated as of March 7, 2014, by and among GAIN Capital Holdings, Inc., Top Third Ag Marketing LLC, Global Asset Advisors, LLC, Lucky Good Dog, L.L.C., Glenn A. Swanson and Mark Gold (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 12, 2014, No. 001-35008).

10.40
Asset Purchase Agreement, dated as of July 10, 2014, between GAIN GTX Bermuda, Ltd., GAIN Capital Holdings, Inc. and Valaquenta Intellectual Properties Limited (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 11, 2014, No. 001-35008).

10.41
Asset Purchase Agreement, dated as of July 10, 2014, between GAIN GTX Bermuda, Ltd., GAIN Capital Holdings, Inc. and Forexster Limited (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 11, 2014, No. 001-35008).

10.42
Stockholders' Agreement, effective as of October 31, 2104, among GAIN Capital Holdings, Inc., City Index Group Limited and the other parties identified as "Stockholders" therein (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K/A, filed on January 12, 2015, No. 001-35008).

10.43
Form of Registration Rights Agreement among GAIN Capital Holdings, Inc., City Index Group Limited, INCAP Gaming B.V. and the other parties identified as "Investors" therein (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K/A, filed on January 12, 2015, No. 001-35008).

10.44
Letter Agreement, dated as of December 10, 2014, by and among GAIN Capital Holdings, Inc., VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P., VantagePoint Venture Partners IV Principals Fund, L.P. and VP New York Venture Partners, L.P.

10.45*	Separation and Release Agreement, dated as of October 1, 2015, by and between GAIN Capital Holdings, Inc. and Jason Emerson.**

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of BDO LLP

31.1*	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Compensation related contract.

†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

+
XBRL (Extensible Business Reporting Language) information is furnished and not filed, and is not a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of March, 2016.

GAIN CAPITAL HOLDINGS, INC.
By:	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Glenn H. Stevens	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2016
Glenn H. Stevens

/s/ Nigel Rose	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2016
Nigel Rose

/s/ Peter Quick	Chairman of the Board of Directors	March 17, 2016
Peter Quick

/s/ Joseph A. Schenk	Director	March 17, 2016
Joseph A. Schenk

/s/ Christopher W. Calhoun	Director	March 17, 2016
Christopher W. Calhoun

/s/ Thomas Bevilacqua	Director	March 17, 2016
Thomas Bevilacqua

/s/ Christopher S. Sugden	Director	March 17, 2016
Christopher S. Sugden

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
GAIN Capital Holdings, Inc.
Bedminster, New Jersey
We have audited the accompanying consolidated balance sheets of GAIN Capital Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of GAIN Capital UK Limited, a wholly owned subsidiary, which statements reflect total assets and revenues constituting 32% and 24%, respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for GAIN Capital UK Limited, is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of GAIN Capital Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2, the accompanying consolidated balance sheet as of December 31, 2014, and the consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2014 and 2013 have been restated to correct a misstatement.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2016 expressed an adverse opinion on the Company’s internal control over financial reporting based on our audit and the report of the other auditors, because of a material weakness.

/s/ Deloitte & Touche LLP

New York, New York
March 17, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholder
GAIN Capital UK Limited
London, United Kingdom
We have audited the accompanying balance sheets of GAIN Capital UK Limited as of December 31, 2015 and March 31, 2015 and the related profit and loss account, statement of changes in equity and cash flows for the nine-month period ended December 31, 2015 and the year ended March 31, 2015, and the related notes to the financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GAIN Capital UK Limited at December 31, 2015 and March 31, 2015 and the results of its operations and its cash flows for the nine-month period ended December 31, 2015 and the year ended March 31, 2015, in accordance with United Kingdom Financial Reporting Standard 102 ‘The Financial Reporting Standard applicable in the UK and Republic of Ireland’.
United Kingdom Financial Reporting Standard 102 ‘The Financial Reporting Standard applicable in the UK and Republic of Ireland’ varies in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in Note 29 to the financial statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GAIN Capital UK Limited’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO LLP
London, United Kingdom
March 15, 2016

GAIN CAPITAL HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31, 2015	As of December 31, 2014 (As Restated)
ASSETS:
Cash and cash equivalents	$171,888	$139,351
Cash and securities held for customers	920,621	759,559
Receivables from brokers, of which ($12,568) and $717, respectively, are open contracts at fair value	121,153	134,908
Prepaid assets	7,835	2,537
Property and equipment, net of accumulated depreciation of ($44,750) and ($31,544), respectively	30,367	18,796
Intangible assets, net of accumulated amortization of ($47,906) and ($12,670), respectively	91,512	60,806
Goodwill	34,017	33,579
Other assets, net of allowance for doubtful accounts of ($6,832) and ($4,555), respectively	47,422	33,765
Total assets	$1,424,815	$1,183,301
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers, of which ($143,918) and ($102,722), respectively, are open contracts at fair value	$920,621	$759,559
Accrued compensation and benefits	12,362	16,912
Accrued expenses and other liabilities	51,638	76,195
Income tax payable	1,068	1,010
Convertible senior notes	121,996	68,367
Total liabilities	$1,107,685	$922,043
Commitments and contingent liabilities (See Note 18)
Redeemable non-controlling interests	$11,046	$11,338
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized, 52,072,884 shares issued and 48,771,015 shares outstanding as of December 31, 2015; 60 million shares authorized, 45,582,066 shares issued and 42,934,559 shares outstanding as of December 31, 2014)	$—	$—
Accumulated other comprehensive loss	(5,865)	(1,513)
Additional paid-in capital	212,981	148,378
Treasury stock, at cost (3,301,869 shares at December 31, 2015 and 2,647,507 at December 31, 2014, respectively)	(21,808)	(16,720)
Retained earnings	120,776	119,775
Total shareholders’ equity	306,084	249,920
Total liabilities and shareholders’ equity	$1,424,815	$1,183,301
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except share and per share data)

	For the Fiscal Year Ended December 31,
	2015	2014	2013
		(As Restated)	(As Restated)
REVENUE:
Retail revenue	$347,489	$292,778	$215,734
Institutional revenue	33,773	34,518	28,005
Futures revenue	45,427	36,160	22,188
Other revenue	8,487	4,904	1,099
Total non-interest revenue	435,176	368,360	267,026
Interest revenue	1,220	1,428	821
Interest expense	1,049	599	156
Total net interest revenue	171	829	665
Net revenue	$435,347	$369,189	$267,691
EXPENSES:
Employee compensation and benefits	$106,581	$99,233	$74,607
Selling and marketing	27,168	20,213	22,337
Referral fees	103,523	90,972	52,623
Trading expenses	31,914	26,168	18,164
General and administrative	55,067	38,651	26,558
Depreciation and amortization	11,111	6,610	8,283
Purchased intangible amortization	16,550	8,080	2,906
Communications and technology	18,929	15,567	11,315
Bad debt provision	7,462	3,699	1,501
Acquisition expenses	2,819	3,526	1,824
Restructuring expenses	3,482	2,334	450
Integration expenses	33,092	2,489	1,950
Impairment of investment	—	50	450
Total operating expense	417,698	317,592	222,968
OPERATING PROFIT	17,649	51,597	44,723
Interest expense on long term borrowings	9,222	6,147	1,233
Gain on extinguishment of debt	—	—	2,000
INCOME BEFORE INCOME TAX EXPENSE	8,427	45,450	45,490
Income tax (benefit)/expense	(3,512)	19,140	17,383
NET INCOME	11,939	26,310	28,107
Net income attributable to non-controlling interest	1,660	1,433	—
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	10,279	24,877	28,107
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(4,352)	(4,089)	1,327
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$5,927	$20,788	$29,434
Earnings per common share:
Basic	$0.22	$0.56	$0.76
Diluted	$0.22	$0.53	$0.71
Weighted average common shares outstanding used in computing earnings per common share:
Basic	47,601,979	40,561,644	36,551,246
Diluted	48,379,051	43,214,895	39,632,878
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares (1)	Amount
BALANCE—January 1, 2013 (As Restated)	34,924,095	$—	$(8,280)	$85,009	$84,590	$1,249	$162,568
Exercise of options	1,394,975	—	—	2,539	—	—	2,539
Issuance of common stock	3,625,721	—	—	34,771	—	—	34,771
Conversion of restricted stock into common stock	339,686	—	—	—	—	—	—
Employee stock purchase plan	75,191	—	—	302	—	—	302
Repurchase of shares	(934,234)	—	(7,189)	—	—	—	(7,189)
Stock compensation expense	—	—	—	2,975	—	—	2,975
Tax benefit of stock options exercises	—	—	—	1,026	—	—	1,026
Other	—	—	—	(62)	(154)	—	(216)
Convertible senior note issuance	—	—	—	12,147	—	—	12,147
Tax effect of convertible senior note	—	—	—	(4,308)	—	—	(4,308)
Dividends declared ($0.20 dividend per share)	—	—	—	—	(7,326)	—	(7,326)
Foreign currency translation adjustment	—	—	—	—	—	1,327	1,327
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	28,107	—	28,107
BALANCE—January 1, 2014 (As Restated)	39,425,434	$—	$(15,469)	$134,399	$105,217	$2,576	$226,723

Exercise of options	719,719	—	—	2,087	—	—	2,087
Issuance of common stock	978,736	—	—	6,493	—	—	6,493
Conversion of restricted stock into common stock	1,863,396	—	—	—	—	—	—
Employee stock purchase plan	98,606	—	—	740	—	—	740
Repurchase of shares	(151,332)	—	(1,251)	—	—	—	(1,251)
Stock compensation expense	—	—	—	3,452	—	—	3,452
Tax benefit of stock options exercises	—	—	—	1,221	—	—	1,221
Other	—	—	—	(14)	(73)	—	(87)
Adjustment to the redemption value of non-controlling interests	—	—	—	—	(2,107)	—	(2,107)
Dividends declared ($0.20 dividend per share)	—	—	—	—	(8,139)	—	(8,139)
Foreign currency translation adjustment	—	—	—	—	—	(4,089)	(4,089)
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	24,877	—	24,877
BALANCE—January 1, 2015 (As Restated)	42,934,559	$—	$(16,720)	$148,378	$119,775	$(1,513)	$249,920

Exercise of options	638,241	—	—	2,386	—	—	2,386
Issuance of common stock	5,319,149	—	—	45,100	—	—	45,100
Conversion of restricted stock into common stock	440,651	—	—	—	—	—	—
Employee stock purchase plan	92,777	—	—	789	—	—	789
Repurchase of shares	(654,362)	—	(5,088)	—	—	—	(5,088)
Stock compensation expense	—	—	—	3,680	—	—	3,680
Tax benefit of stock options exercises	—	—	—	1,140	—	—	1,140
Convertible senior note issuance	—	—	—	15,348	—	—	15,348
Tax effect of convertible senior note	—	—	—	(3,840)	—	—	(3,840)
Other	—	—	—		(56)	—	(56)
Adjustment to the redemption value of put options related to non-controlling interests	—	—	—	—	308	—	308
Dividends declared ($0.20 dividend per share)	—	—	—	—	(9,530)	—	(9,530)
Foreign currency translation adjustment	—	—	—	—	—	(4,352)	(4,352)
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	10,279	—	10,279
BALANCE—December 31, 2015	48,771,015	$—	$(21,808)	$212,981	$120,776	$(5,865)	$306,084
(1) - The Company has 15,000,000 shares of authorized preferred stock, of which none are issued or outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the Fiscal Years Ended December 31,
	2015	2014 (As Restated)	2013 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,939	$26,310	$28,107
Adjustments to reconcile net income to cash provided by / (used for) operating activities
Loss / (gain) on foreign currency exchange rates	2,432	(1,618)	3,641
Depreciation and amortization	27,661	14,690	11,189
Non-cash integration costs	26,827	1,162	1,163
Deferred tax (benefit)/expense	(12,355)	5,108	(5,431)
Amortization of deferred financing costs	354	354	—
Bad debt provision	7,462	3,699	1,501
Impairment of cost method investment	—	50	450
Convertible senior note discount amortization	3,624	2,150	175
Gain on extinguishment of debt	—	—	(2,000)
Stock compensation expense	3,680	3,452	2,975
Adjustment to fair value of contingent consideration	(6,722)	—	—
Changes in operating assets and liabilities:
Cash and securities held for customers	101,325	(9,260)	(74,769)
Receivables from brokers	45,576	94,933	(78,556)
Prepaid assets	(1,445)	2,730	318
Other assets	(6,229)	(8,495)	(1,075)
Payables to customers	(101,325)	9,260	74,769
Accrued compensation and benefits	(7,454)	4,497	6,375
Accrued expenses and other liabilities	(18,748)	(2,422)	7,867
Income tax payable	611	(9,812)	4,414
Cash provided by / (used for) operating activities	77,213	136,788	(18,887)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,676)	(8,759)	(6,187)
Sale of treasury bills	—	614	599
Intangible asset purchases	—	(12,400)	—
Funding of acquisitions, net of cash acquired	(3,258)	(14,918)	(4,219)
Cash received relating to acquisitions	7,612	—	—
Purchase of investment	(759)	—	—
Cash used for investing activities	(16,081)	(35,463)	(9,807)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquisitions	(13,893)	—	(2,419)
Proceeds from issuance of convertible senior note, net	—	—	77,900
Principal payment on notes payable	—	—	(31,200)
Proceeds from exercise of stock options	2,386	2,087	2,539
Proceeds from employee stock purchase plan	789	740	302
Purchase of treasury stock	(5,088)	(1,251)	(7,189)
Tax benefit from employee stock option exercises	1,140	1,221	1,026
Dividend payments	(9,530)	(8,139)	(7,326)
Distributions to non-controlling interest holders	(1,644)	(596)	—

Cash (used for) / provided by financing activities	$(25,840)	$(5,938)	$33,633
Effect of exchange rate changes on cash and cash equivalents	(2,755)	4,093	(1,888)
INCREASE IN CASH AND CASH EQUIVALENTS	32,537	99,480	3,051
CASH AND CASH EQUIVALENTS—Beginning of year	$139,351	$39,871	$36,820
CASH AND CASH EQUIVALENTS—End of year	$171,888	$139,351	$39,871
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash (paid) / received during the year for:
Interest	(5,065)	(3,373)	(655)
Taxes	$(9,861)	$(13,151)	$(8,376)
Non-cash investing activities:
Purchase of fixed assets included in accrued expense and other liabilities	$—	$701	$—
Non-cash financing activities:
Convertible senior notes issued as consideration for business acquisitions	$65,000	$—	$—
Deferred taxes related to convertible senior notes	$(3,840)	$—	$(4,308)
Senior loan issued by seller	$—	$—	$33,200
Common stock issued as consideration for asset and business acquisitions	$45,100	$6,493	$34,771
Adjustment to redemption value of non-controlling interests	$308	$(2,107)	$—

The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

GAIN Capital Holdings, Inc. (together with its subsidiaries, the “Company”), is a Delaware corporation formed and incorporated on March 24, 2006. GAIN Holdings, LLC is a wholly-owned subsidiary of GAIN Capital Holdings, Inc., and it owns all outstanding membership units of GAIN Capital Group, LLC (“Group, LLC”), the Company's primary regulated entity in the United States. City Index (Holdings) Ltd ("City Index") is the Company's primary regulated entity outside of the United States.
Group, LLC is a retail foreign exchange dealer (“RFED”) and a Futures Commission Merchant (“FCM”) registered with the Commodity Futures Trading Commission (the “CFTC”). As such, it is subject to the regulations of the CFTC, an agency of the U.S. government, and the rules of the National Futures Association (“NFA”), an industry self-regulatory organization.

GAIN Capital-Forex.com U.K. Ltd. (“GCUK1”) and GAIN Capital UK Limited ("GCUK2") are each registered in the United Kingdom ("U.K.") and regulated by the Financial Conduct Authority (“FCA”) as full scope €730k IFPRU Investment Firms.
The following list includes each of the Company’s significant U.S. and international regulated subsidiaries as of December 31, 2015:
GAIN Capital Group, LLC
GAIN Capital Forex.com U.K., Ltd.
GAIN Capital Japan Co., Ltd.
GAIN Capital Forex.com Australia Pty. Ltd.
GAIN GTX, LLC
Global Assets Advisors, LLC
Top Third Ag Marketing LLC
Galvan Research and Trading, Ltd.
GAIN Capital UK Limited
GAIN Capital Australia Pty. Ltd.
GAIN Capital Singapore Pte. Ltd.
In April 2015, the Company acquired all of the outstanding share capital of City Index from City Index Group Limited. GCUK2, GAIN Capital Australia Pty. Ltd. (“GCAU2”) , and GAIN Capital Singapore Pte. Ltd. ("GCS") are each subsidiaries that were acquired as part of the City Index acquisition. Each of these entities is regulated locally by the relevant regulators, including the FCA.
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
See Note 11 for further details related to the Company's acquisitions.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") and have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC").
During the fourth quarter of 2015, the Company changed its segment reporting structure from a single operating segment to three operating segments, Retail, Institutional and Futures. The Company also provides general corporate services to its segments through a corporate function, which only earns revenues that are incidental to the public entity and is therefore not an operating segment. Such costs are reported as "Corporate and Other." The segment reporting structure is consistent with how the Chief Operating Decision Maker reviews the businesses, makes investing and resource decisions and assesses operating performance. Previously disclosed segment information has been retrospectively adjusted to conform with changes made to the current segment presentation.
In connection with the change in segments, management determined that it would be more useful to the users of the consolidated financial statements to have revenue presentation on the Consolidated Statements of Income and Comprehensive Income to have operating revenue presented in a manner consistent with segment revenue, and accordingly, reclassified amounts from Trading revenue and Commission revenue to Retail revenue, Institutional revenue and Futures revenue for the years ended December 31 2014 and 2013. This change in presentation had no impact on Total non-interest revenue.
Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other subsidiaries in which the Company holds a controlling financial interest. All intercompany transactions and balances are eliminated in consolidation. The Company applies relevant accounting standards governing consolidation in determining its principles of consolidation. The Company's consolidated financial statements include non-controlling interests related to certain less than wholly owned subsidiaries. See Note 12 for details regarding non-controlling interests related to certain less than wholly owned subsidiaries.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. In presenting the consolidated financial statements, management makes estimates regarding:

•	Valuation of assets and liabilities requiring fair value estimates;

•	Certain accruals;

•	The allowance for doubtful accounts;

•	The realization of deferred taxes;

•	The carrying amount of goodwill and other intangible assets;

•	The useful lives of intangible assets and other long-lived assets with finite lives;

•	Incentive based compensation accruals and valuation of share-based payment arrangements;

•	Transfer pricing;

•	The recognition and measurement of uncertain tax positions; and

•	Other matters that affect the reported amounts and disclosure of contingencies in the consolidated financial statements.

Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the consolidated financial statements, and it is possible that such changes could occur in the near term.
Revenue Recognition
Revenue is recognized in accordance with revenue recognition guidance. The Company primarily generates revenue through market making and by providing trading execution services for its clients. The Company categorizes revenue as Retail revenue, Institutional revenue, Futures revenue, Other revenue and Net interest revenue.

Retail revenue is the Company's largest source of revenue. Retail revenue comprises trading revenue from the retail OTC business, sales trader, and advisory businesses. OTC trading includes forex trading ("forex"), metals trading, contracts-for-difference (“CFDs”) and spread-betting (in markets which do not prohibit such transactions), as well as other financial products.

Gains or losses are realized when customer transactions are liquidated. Unrealized gains or losses on trading positions are revalued at prevailing foreign currency exchange rates (the difference between contract price and market price) at the date of the balance sheet and are included in Receivables from brokers as well as Payables to customers on the Consolidated Balance

Sheets. Changes in net unrealized gains or losses are recorded in Retail revenue on the Consolidated Statements of Income and Comprehensive Income. Retail revenue is recorded on a trade date basis.

Institutional revenue consists of revenue from the Company's GTX business, which provides a proprietary trading platform and sales and trading services to institutions. Revenue for the GTX business is generated primarily through commissions or spreads on trades executed on the GTX platform or by voice-brokers. The Company acts as an agent for the trades executed on the GTX platform. The Company, therefore, does not assume any market or credit risk in connection with those transactions. Revenues are booked on a trade date basis.

Futures revenue consists of revenue from the Company's futures business, which offers exchange-based trading execution services, focusing on the indices, agricultural hedging, and commodities sectors. Revenues in this business are generated through commissions, which are earned for executing the Company's customers' trades. These revenues are booked on a trade date basis. The Company acts in an agency capacity with respect to the clearing of trades, but is a principal with respect to fees paid to introducing brokers in its futures business. The Company does not assume any market risk with respect to customer trades in this business.

Other revenue primarily comprises account management and transaction fees, inactivity, training fees charged to customer accounts, and adjustments to contingent consideration, as well as foreign currency transaction gains and losses.

Net interest revenue consists primarily of the revenue generated by our cash and customer cash held by us at banks, as well as funds on deposit as collateral with our liquidity providers, less interest paid to our customers.

Interest revenue and interest expense are recorded when earned and incurred, respectively.
Selling and marketing
Selling and marketing costs are relate to producing and communicating advertising, as well as other marketing activities, and are expensed as incurred.
Restructuring expenses
In 2015, 2014 and 2013, the Company incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with relevant accounting guidance.

Acquisition expenses

In 2015, 2014 and 2013, the Company incurred acquisition related expenses, which included costs such as legal, accounting, valuation and other costs specified in accounting guidance. These costs are expensed as incurred.

Integration expenses

In 2015, 2014 and 2013, the Company incurred integration expenses, which are acquisition related costs that are subsequently incurred while integrating the acquired company into the consolidated group.

Investments

For equity investments in which the Company exerts significant influence over operating and financial policies but does not have a controlling financial interest, the equity method of accounting is used. The were no distributed or undistributed earnings from equity method investees during 2015, 2014 or 2013.

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

Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of acquisition to be cash equivalents. At December 31, 2015 and 2014, the Company’s cash equivalents consisted of money market accounts with an initial maturity of 90 days or less. Cash equivalents are recorded at fair value.
Cash and securities held for customers
Cash and securities held for customers represents cash and other highly liquid assets held to fund customer liabilities in connection with trading positions. Included in this balance are funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company records a corresponding liability in connection with this amount in Payables to customers. In addition, the Company holds certain customer funds in segregated or secured broker accounts. Legally segregated balances are not available for general use, in accordance with certain jurisdictional regulatory requirements.
Fair Value
Certain financial assets and liabilities are recorded at fair value in accordance with applicable accounting guidance, as discussed in Note 4 Fair Value Information.

Other financial assets and liabilities are not measured at fair value on a recurring basis but nevertheless approximate fair value due to their short term maturities. Such financial assets and liabilities include: Receivables from brokers; certain other assets; Payables to customers; and Accrued expenses and other liabilities.

The above referenced receivables and payables include open trading positions which are held at fair value, hedging and customer positions, both of which change in value as the price of the underlying product changes. The prices approximate the amounts at which the Company can settle the positions at the balance sheet date.
Concentrations of Credit Risk
The Company owns financial instruments that subject the Company to credit risk. These financial instruments are held primarily in Cash and cash equivalents as well as Cash and securities held for customers. The Company’s credit risk is managed by investing cash and cash equivalents primarily in high-quality money market and from time to time U.S. and Canadian Government instruments. The majority of the Company’s cash and cash equivalents are held at ten financial institutions.
The Company also has credit risk related to receivables from brokers included in Receivables from brokers. As of December 31, 2015 and 2014, 28% and 29%, respectively, of the Company’s Receivables from brokers balance, included in the Consolidated Balance Sheets, was from one large, global financial institution.
Receivables from Brokers
Receivables from brokers include funds that the Company has posted with brokers as collateral required by agreements for holding hedging positions. Also, Receivables from brokers contains funds required to collateralize customer futures trading, as well as the related excess and the Company's own collateral. These amounts are reflected as Receivables from brokers on the Consolidated Balance Sheets and include gains or losses realized on settled contracts, as well as unrealized gains or losses on open positions.
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
The Company accounts for costs incurred to develop its trading platforms and related software in accordance with Accounting Standards Codification ("ASC") 350-40, Internal-Use Software. ASC 350-40 requires that such technology be capitalized in the application and infrastructure development stages. Costs related to training, administration and non-value-added maintenance are charged to expense as incurred. Capitalized software development costs are being amortized over the useful life of the software, which the Company has estimated at three years.

In accordance with ASC 360-10, Property, Plant and Equipment, the Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such an asset are separately identifiable and are less than the carrying value. In that event, a loss is recognized in the amount by which the carrying value exceeds the fair market value of the long-lived asset. This guidance applies to assets held for use and not to assets held for sale. The Company has no assets held for sale. The Company has identified no such impairment indicators as of December 31, 2015 or December 31, 2014.
 Foreign Currencies
Items included in the financial statements of each of the Company's subsidiaries are measured using the currency of the primary environment in which the subsidiaries operate ("the functional currency"). The Company has determined that its functional currency is U.S. dollars (“USD”). The Company’s Accumulated other comprehensive income/(loss), consists of foreign currency translation adjustments from subsidiaries not using the USD as their functional currency.
Foreign currency transactions are remeasured into functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement at period end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in Other revenue on the Consolidated Statements of Income and Comprehensive Income. The Company recorded foreign exchange losses of $2.4 million, gains of $1.6 million and losses of $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The Company analyzes its business, legal, and regulatory environment at least annually and on an interim basis when conditions indicate impairment may have occurred to determine whether its indefinite-lived intangible assets are likely to be impaired. This qualitative assessment indicated that it is more likely than not that the Company's indefinite lived intangible assets are not impaired. See Note 8 for additional information.
Goodwill
In accordance with relevant accounting guidance, the Company tests goodwill for impairment on an annual basis during the fourth quarter and on an interim basis when conditions indicate impairment may have occurred (see Note 8). In performing these assessments, management relies on and considers a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable market transactions (to the extent available), other market data and the Company's overall market capitalization. There are inherent uncertainties related to these factors which require judgment in applying them to the analysis of goodwill and indefinite-lived intangible assets for impairment.

Goodwill impairment is determined by comparing the estimated fair value of the reporting units with their respective carrying value. At the date of the latest test as of December 31, 2015, using both the income approach and market approach, the fair value of each of the Company's reporting units was significantly in excess of its book value, as such no impairment was identified.
Other Assets
The Company records short term investments, receivables from vendors, security deposits, current and deferred tax assets, an indemnification asset, customer debit positions, net of related allowance, and miscellaneous receivables in Other assets on the Consolidated Balance Sheets. The Company considers all investments with an original maturity of greater than 90 days, but less than one year to be short term investments. Short term investments consist of short-term certificates of deposit. All income from the certificates of deposit is recorded as interest income when earned. See Note 9 for additional information.
Derivatives
Forex, metals, and CFDs allow for exchanging the difference in value of a particular asset such as stock index, energy product, or gold contracts, between the time at which a contract is opened and the time at which it is closed. The Company's retail customer open positions and positions with liquidity providers are considered derivatives under derivatives accounting guidance. Therefore, they are accounted for at fair value, and included in Receivables from brokers and Payables to customers in the Consolidated Balance Sheets. The Company did not designate any of its derivatives as hedging instruments.

Net gains and losses with respect to derivative instruments are reflected in Retail Revenue in the accompanying Consolidated Statements of Income and Comprehensive Income.

Allowance for Doubtful Accounts
The Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific customer account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts. The customer receivables, net of allowance for doubtful accounts, is included in Other assets on the Consolidated Balance Sheets. Receivables from customers are reserved for and the related reserves are recorded in Bad debt provision on the Consolidated Statements of Income and Comprehensive Income. The allowance for doubtful accounts consisted of the following (amounts in thousands):

Balance as of January 1, 2013	$(148)
Addition to provision	(1,501)
Amounts written off	491
Balance as of December 31, 2013	(1,158)
Addition to provision	(3,699)
Amounts written off	302
Balance as of December 31, 2014	(4,555)
Addition to provision	(7,462)
Amounts written off	5,185
Balance as of December 31, 2015	$(6,832)
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

Referral fees

Introducing brokers direct customers to the Company in return for a commission on each referred customer’s trading volume or a share of net revenue generated by each referred customer’s trading activity. Such fees are referred to as introducing broker fees and are recorded on a trade date basis, in Referral Fees, in the Consolidated Statements of Income and Comprehensive Income.

Trading Expenses

Trading expenses consist of exchange fees paid to stock exchanges and other third-parties for exchange market data that the Company provides to its customers or uses to create its own derived data products, as well as fees for news services and fees paid to prime brokers in connection with its institutional GTX business and futures business.
Income Taxes
Income tax expense is provided for using the asset and liability method, under which deferred tax assets and liabilities are determined based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. The Company operates under a permanent reinvestment strategy, under which earnings derived from foreign businesses remain invested in the Company’s foreign subsidiaries. In accordance with accounting guidance, the Company does not recognize domestic tax expense related to the permanently reinvested earnings. The Company has no plans to repatriate accumulated unremitted earnings as of December 31, 2015.

Employee compensation and benefits
In accordance with stock compensation guidance, the Company recognizes expense for all share-based payments to employees, including grants of employee stock options as well as restricted stock units on the basis of grant date fair values. The Company estimates fair value using the Black Scholes model for stock options and fair value on grant date for restricted stock units. Shares typically vest incrementally and equally on an annual basis over a four year period, without performance triggers or other requirements beyond continued service. For each type of award, the Company reduces expense by an estimated forfeiture rate. See Note 15 for additional share based payment disclosure.

The Company make estimates in determining its quarterly and annual accrued non-share-based compensation. A significant portion of the Company's employee incentive compensation programs is discretionary. Each quarter and year-end the Company determines the amount of its expected discretionary cash bonus pools.
Treasury Shares
In accordance with ASC 505-30, Equity - Treasury Stock, the Company treats the cost of acquired shares purchased as a deduction from shareholders’ equity and as a reduction of the total shares outstanding when calculating earnings per share.
Earnings Per Common Share
Basic earnings per common share is calculated using the weighted average common shares outstanding during the year. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be anti-dilutive. See Note 16 for discussion of the impact of the Company's convertible note and non-controlling interests on EPS.
Risk Management
The Company offers its customers access to a diverse range of over 12,500 financial products, including spot foreign exchange, or forex, and precious metals trading, as well as “contracts for difference”, or CFDs, which are investment products with returns linked to the performance of underlying asset. We offer CFDs on currencies, commodities, indices, individual equities, bonds and interest rate products. We also support trading of exchange-traded futures and options on futures on more than 30 global exchanges. In the United Kingdom, we offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment for residents of that country. The Company actively trades currencies in the spot market, earning a dealer spread. The Company seeks to manage its market risk by generally entering into offsetting contracts in the interbank market, also on a margin basis. The Company deposits margin collateral with large money center banks and other major financial institutions. The Company is subject to credit risk or loss from counterparty nonperformance. The Company seeks to control the risks associated with its customers’ activities by requiring its customers to maintain margin collateral. The Company's trading platforms do not allow customers to enter into trades if sufficient margin collateral is not on deposit with the Company.
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

2. RESTATEMENT

The Company has determined that there were errors in the manner in which the Company accounted for income taxes as of and for the years ended December 31, 2014 and 2013 and for certain quarters of 2015 under ASC 740 (ASC 740), Income Taxes. These errors related primarily to the manner in which certain intercompany payables and receivables among domestic and overseas subsidiaries of the Company were treated for accounting and tax purposes during the impacted periods. The consolidated financial statements of the Company as of and for the years ended December 31, 2014 and 2013 included in this report have been restated to reflect the correction of these errors. In addition, certain other adjustments, previously determined to be immaterial individually and in the aggregate, have also been corrected in the restated financial statements.

Other immaterial adjustments mentioned above include an error related to the calculation of the redemption value of the non-controlling interests previously recorded as an out of period adjustment in the six month period ended June 30, 2015. This previous out of period adjustment of $1.3 million reduced retained earnings and increased non-controlling interests. This has now been reflected in the appropriate periods.

All relevant footnotes to the consolidated financial statements, including the quarterly financial data presented in Note 23 have also been restated to reflect the items discussed above.

The following tables reflect the financial statement line items impacted by the restatement. The column headed "Tax Adjustment" reflects the impact of the tax matters discussed above, while the "All Other Adjustments" column reflects the impact of the other previously identified immaterial adjustments in the Consolidated Balance Sheet and Statements of Income and Comprehensive Income. The column headed "Adjustments" reflects the impact of the tax matters discussed above as well as the impact of the other previously identified immaterial adjustments in the Consolidated Statement of Cash Flows. For the avoidance of doubt, the following tables include only those line items impacted by the restatement.

Consolidated Balance Sheet

	As of December 31, 2014
	As Reported	Tax Adjustment	Other Adjustments	As Restated
ASSETS:
Cash and cash equivalents	$139,403	$—	$(52)	$139,351
Goodwill	34,567	(988)	—	33,579
Other assets, net of allowance for doubtful accounts(1)	35,311	917	(2,463)	33,765
Total assets	$1,185,887	$(71)	$(2,515)	$1,183,301
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Accrued expenses and other liabilities	64,476	12,170	(451)	76,195
Income tax payable	1,470	1,603	(2,063)	1,010
Total liabilities	$910,784	$13,773	$(2,514)	$922,043
Redeemable non-controlling interests	10,209	—	1,129	11,338
Shareholders’ equity
Accumulated other comprehensive loss	(2,054)	541	—	(1,513)
Additional paid-in capital	152,684	(4,306)	—	148,378
Retained earnings	130,984	(10,079)	(1,130)	119,775
Total shareholders’ equity	264,894	(13,844)	(1,130)	249,920
Total liabilities and shareholders’ equity	$1,185,887	$(71)	$(2,515)	$1,183,301

(1) The Company previously reported $174,000 as Short term investments, at fair value; this amount has been reclassified to Other assets, net of allowance for doubtful accounts to conform to current year presentation

Consolidated Statements of Income and Comprehensive Income

	For the Fiscal Year Ended December 31, 2014
	As Reported	Tax Adjustment	Other Adjustments	Restated
REVENUE:
Retail revenue(1)	$293,122	$—	$(344)	$292,778
Institutional revenue(1)	34,518	—	—	34,518
Futures revenue(1)	36,160	—	—	36,160
Total non-interest revenue	368,704	—	(344)	368,360
Net revenue	$369,533	$—	$(344)	$369,189
EXPENSES:
Employee compensation and benefits	$99,485	$—	$(252)	$99,233
Referral fees	91,092	—	(120)	90,972
Trading expenses	26,285	—	(117)	26,168
General and administrative	38,509	—	142	38,651
Depreciation and amortization	7,125	—	(515)	6,610
Restructuring expenses	1,214	—	1,120	2,334
Total operating expense	317,334	—	258	317,592
OPERATING PROFIT	52,199	—	(602)	51,597
INCOME BEFORE INCOME TAX EXPENSE	46,052	—	(602)	45,450
Income tax (benefit)/expense	12,993	6,200	(53)	19,140
NET INCOME	33,059	(6,200)	(549)	26,310
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	31,626	(6,200)	(549)	24,877
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(4,630)	541		(4,089)
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$26,996	$(5,659)	$(549)	$20,788
Earnings per common share:
Basic	$0.76	$(0.16)	$(0.04)	$0.56
Diluted	$0.71	$(0.14)	$(0.04)	$0.53

(1) - The Company has changed its revenue presentation, see Note 1 for detail

	For the Fiscal Year Ended December 31, 2013
	As Reported	Tax Adjustment	Other Adjustments	As Restated
REVENUE:
Retail revenue(1)	$215,667	$—	$67	$215,734
Institutional revenue(1)	28,005	—	—	28,005
Futures revenue(1)	22,188	—	—	22,188
Total non-interest revenue	266,959	—	67	267,026
Net revenue	$267,624	$—	$67	$267,691
EXPENSES:
Employee compensation and benefits	$74,185	$—	$422	$74,607
Referral fees	52,503	—	120	52,623
General and administrative	26,813	—	(255)	26,558
Depreciation and amortization	7,768	—	515	8,283
Restructuring expenses	1,570	—	(1,120)	450
Total operating expense	223,286	—	(318)	222,968
OPERATING PROFIT	44,338	—	385	44,723
INCOME BEFORE INCOME TAX EXPENSE	45,105	—	385	45,490
Income tax (benefit)/expense	13,794	3,589	—	17,383
NET INCOME	31,311	(3,589)	385	28,107
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	31,311	(3,589)	385	28,107
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$32,638	$(3,589)	$385	$29,434
Earnings per common share:
Basic	$0.85	$(0.10)	$0.01	$0.76
Diluted	$0.79	$(0.09)	$0.01	$0.71
(1) - The Company has changed its revenue presentation, see Note 1 for detail

Consolidated Statement of Changes in Shareholders' Equity

	Additional Paid in Capital		Retained Earnings		Accumulated Other Comprehensive Income/(Loss)		Total
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
BALANCE—January 1, 2013	$85,089	$85,009	$84,772	$84,590	$1,249	$1,249	$162,830	$162,568
BALANCE—January 1, 2014	$138,691	$134,399	$108,603	$105,217	$2,576	$2,576	$234,401	$226,723
BALANCE—December 31, 2014	$152,684	$148,378	$130,984	$119,775	$(2,054)	$(1,513)	$264,894	$249,920

Consolidated Statement of Cash Flows

	For the Fiscal Year Ended December 31, 2014
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,059	$(6,749)	$26,310
Adjustments to reconcile net income to cash provided by / (used for) operating activities
Depreciation and amortization	16,367	(1,677)	14,690
Non-cash integration costs	—	1,162	1,162
Deferred tax (benefit)/expense	2,536	2,572	5,108
Changes in operating assets and liabilities:
Cash and securities held for customers	(9,679)	419	(9,260)
Receivables from brokers	94,657	276	94,933
Prepaid assets	2,729	1	2,730
Other assets	(11,536)	3,041	(8,495)
Payables to customers	9,679	(419)	9,260
Accrued compensation and benefits	3,671	826	4,497
Accrued expenses and other liabilities	(8,565)	6,143	(2,422)
Income tax payable	(2,832)	(6,980)	(9,812)
Cash provided by / (used for) operating activities	138,173	(1,385)	136,788
Effect of exchange rate changes on cash and cash equivalents	2,760	1,333	4,093
INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS	99,532	(52)	99,480
CASH AND CASH EQUIVALENTS—End of year	$139,403	$(52)	$139,351
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Adjustment to redemption value of non-controlling interests	$(978)	$(1,129)	$(2,107)

	For the Fiscal Year Ended December 31, 2013
	As Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,311	$(3,204)	$28,107
Adjustments to reconcile net income to cash provided by / (used for) operating activities
Depreciation and amortization	11,837	(648)	11,189
Non-cash integration costs	—	1,163	1,163
Deferred tax (benefit)/expense	39	(5,470)	(5,431)
Stock compensation expense	2,896	79	2,975
Changes in operating assets and liabilities:
Cash and securities held for customers	(74,608)	(161)	(74,769)
Receivables from brokers	(78,336)	(220)	(78,556)
Prepaid assets	318	—	318
Other assets	(383)	(692)	(1,075)
Payables to customers	74,608	161	74,769
Accrued compensation and benefits	7,118	(743)	6,375
Accrued expenses and other liabilities	973	6,894	7,867
Income tax payable	2,131	2,283	4,414
Effect of exchange rate changes on cash and cash equivalents	(2,446)	558	(1,888)
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Deferred taxes related to convertible senior notes	$—	$(4,308)	$(4,308)

3. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued new guidance regarding the accounting for leases. The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently assessing the impact on its consolidated financial statements of adopting this guidance.

In September 2015, the FASB issued new guidance regarding the accounting for provisional adjustments of business combinations. The guidance states that if changes are required to be made to provisional amounts included in previously issued financial statements, such changes should be included in the period in which they are identified. These changes include adjustments to goodwill, as well as the cumulative impact of adjustments for depreciation, amortization or other income. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. This guidance will impact how the Company deals with provisional adjustments for business combinations following adoption.

In April 2015, the FASB issued new guidance regarding the accounting for debt issuance costs. The guidance requires presenting any deferred financing costs from debt issuances as a reduction in the amount of debt included on the balance sheet, which is a change from currently applicable rules requiring such costs to be classified as assets. In August 2015, the FASB issued updated guidance, which incorporated an SEC staff announcement highlighting that costs incurred for line-of-credit arrangements could be recorded as assets and amortized ratably over the term of the line-of-credit arrangement (regardless of whether there are any outstanding borrowings). The guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued new revenue recognition guidance that superseded the previously existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. The guidance requires recognizing revenue when transferring promised goods or services to customers. Recognition should reflect the consideration which the company expects to receive in exchange for those goods or services. The guidance requires enhanced disclosures to help financial statement users better understand the nature, amount, timing and uncertainty of the revenues that are recognized. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2017, which is a one year deferral from the original guidance, approved by the FASB in July 2015. Early application is permitted for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the impact on its consolidated financial statements of adopting this guidance.

4. FAIR VALUE INFORMATION

Accounting guidance defines fair value as the price that would be received in exchange for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three level hierarchy that ranks the quality and reliability of information used in developing fair value estimates for financial instruments. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument's level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of fair value hierarchy are summarized below:

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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets (Liabilities):
Customer derivative positions	$—	$143,918	$—	$143,918
Broker derivative contracts	—	(12,568)	—	(12,568)
Money market accounts	25,167	—	—	25,167
Certificates of deposit	174	—	—	174
Investment in gold	107	—	—	107
Total	$25,448	$131,350	$—	$156,798

	Fair Value Measurements on a Recurring Basis as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets (Liabilities):
Customer derivative contracts	$—	$102,722	$—	$102,722
Broker derivative contracts	—	717	—	717
Money market accounts	20,537	—	—	20,537
Certificates of deposit	174	—	—	174
Investment in gold	118	—	—	118
Contingent consideration	—	—	(9,974)	(9,974)
Total	$20,829	$103,439	$(9,974)	$114,294

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the years ended December 31, 2015 and December 31, 2014, nor has there been any movement between levels during these respective periods.

Level 1 Financial Assets
The Company has money market accounts, certificates of deposit and an investment in gold that are Level 1 financial instruments that are recorded based upon listed or quoted market rates. The money market accounts are recorded in Cash and cash equivalents and Cash and securities held for customers; the certificates of deposit are recorded in Other Assets and the investment in gold is recorded in Other Assets.
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

Level 3 Financial Liabilities
Under the agreements governing the Company's acquisition of Galvan, the Company was obligated to make contingent payments that are Level 3 financial liabilities. These contingent payments were recorded under Accrued expenses and other liabilities on the Company's Consolidated Balance Sheets. The fair value of these payments was determined using current Company-specific and risk free interest rates as of the balance sheet date and probability-weighted forecasts of the acquired company's performance and client accounts, the estimation of which does not have any basis in quoted or observable markets. Significant increases (decreases) in any of the forecast inputs in isolation would result in a significantly higher (lower) fair value measurement, while significant increases (decreases) in interest rates would result in a significantly lower (higher) fair value measurement. In December 2015, the Company entered into an agreement with the former owners of Galvan to satisfy all remaining obligations under the contingent earn-out arrangement for a one-time payment of $1.5 million, which was paid in early 2016.
The following is a rollforward of the Level 3 liabilities from January 1, 2014 to December 31, 2015 (amounts in thousands):

Liabilities	Contingent Consideration
Balance at January 1, 2014	$—
Issuance of contingent payment obligation	10,540
Gains included in earnings - currency revaluation	(984)
Losses included in earnings - discount amortization	418
Balance at January 1, 2015	9,974
Gains included in earnings - adjustment to fair value of contingent consideration	(6,722)
Contingent consideration payments	(2,063)
Gains included in earnings - currency revaluation	(212)
Losses included in earnings - discount amortization	570
Settlement of contingent payment obligation	(1,547)
Balance at December 31, 2015	$—

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
The carrying value of Convertible senior notes represents the notes’ principal amounts net of unamortized discount (see Note 14). The Company assessed the notes' fair value as determined by current Company-specific and risk free interest rates as of the balance sheet date.
The carrying value of Accrued expenses and other liabilities included $20.0 million as of December 31, 2014, referred to as the Holdback Amount, which is an amount relating to the Company's acquisition of GFT. These liabilities were settled, and accordingly, there are no liabilities for the Holdback Amount as of December 31, 2015. The carrying values of Accrued expense and other liabilities as of December 31, 2014 not measured at fair value approximate fair value because of the relatively short period of time between their origination and expected settlement date.

	As of December 31, 2015		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$133,721	$133,721	$—	$133,721	$—
Financial Liabilities:
Payables to customers	$1,064,539	$1,064,539	$—	$1,064,539	$—
Convertible senior notes	$121,996	$122,264	$—	$122,264	$—

	As of December 31, 2014		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$134,191	$134,191	$—	$134,191	$—
Financial Liabilities:
Payables to customers	$862,281	$862,281	$—	$862,281	$—
Convertible senior notes	$68,367	$66,440	$—	$66,440	$—
Accrued expenses and other liabilities	$20,000	$20,000	$—	$20,000	$—

5. DERIVATIVES
The Company's contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from brokers and Payables to customers on the accompanying Consolidated Balance Sheet (amounts in thousands):

	December 31, 2015
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$138,140	$(59,468)	$78,672
CFD contracts	111,844	(70,429)	41,415
Metals contracts	18,866	(7,603)	11,263
Total	$268,850	$(137,500)	$131,350

	December 31, 2015
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/(Liabilities:)
Receivables from brokers	$133,721	$(12,568)	$121,153
Payables to customers	$(1,064,539)	$143,918	$(920,621)

	December 31, 2014
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$168,034	$(93,057)	$74,977
CFD contracts	44,329	(24,420)	19,909
Metals contracts	16,146	(7,593)	8,553
Total	$228,509	$(125,070)	$103,439

	December 31, 2014
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/(Liabilities):
Receivables from brokers	$134,191	$717	$134,908
Payables to customers	$(862,281)	$102,722	$(759,559)
The Company’s derivatives include different underlyings, which vary in price. Foreign exchange contracts typically have prices less than two dollars, while certain metals contracts and CFDs can be considerably higher priced. The table below presents the number of contracts reported within Receivables from brokers and Payables to customers on the consolidated balance sheets (amounts in thousands):

	December 31, 2015
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,106,885	2,931,109
CFD contracts	139,465	285,640
Metals contracts	1,278	308
Total	3,247,628	3,217,057

	December 31, 2014
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,147,518	2,679,041
CFD contracts	873,070	10,753
Metals contracts	835	335
Total	4,021,423	2,690,129

The Company did not designate any of its derivatives as hedging instruments. Net gains with respect to derivative instruments reflected in Retail Revenue in the accompanying Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015 and 2014 were as follows (amounts in thousands):

	For the Years Ended December 31,
	2015	2014
Derivative Instruments:
Foreign currency exchange contracts	$163,315	$136,546
CFD contracts	151,553	105,174
Metals contracts	28,918	48,608
Total	$343,786	$290,328

6. RECEIVABLES FROM BROKERS
Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	December 31, 2015	December 31, 2014
Required Collateral	$129,042	$95,599
Excess from futures broker - Restricted	4,679	38,592
Open foreign exchange positions	(12,568)	717
Total	$121,153	$134,908

The Company has posted funds with brokers as collateral required by agreements for holding trading positions. These amounts are reflected as Receivables from brokers on the Consolidated Balance Sheets.

7. PROPERTY AND EQUIPMENT
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	December 31, 2015	December 31, 2014
Software	$44,194	$30,351
Computer equipment	14,300	8,516
Leasehold improvements	11,200	6,719
Telephone equipment	881	719
Office equipment	2,113	2,345
Furniture and fixtures	1,761	1,044
Web site development costs	668	646
Gross property and equipment	75,117	50,340
Less: Accumulated depreciation and amortization	(44,750)	(31,544)
Property and equipment, net	$30,367	$18,796

As mentioned in Note 1 above, the Company purchased all of the outstanding share capital of City Index in April 2015, Galvan in July 2014 and controlling interests in GAA and Top Third in March 2014. The final purchase price allocation for City Index, Galvan, GAA and Top Third to property and equipment are detailed below in Note 11.
Depreciation and amortization expense for property and equipment was $11.1 million, $6.6 million and $8.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company adjusted the depreciation and amortization period of certain property and equipment that experienced changes in estimated useful lives as a result of the City Index and GFT acquisitions. This change in useful lives resulted in an additional charges of $5.4 million and $1.2 million for the years ended December 31, 2015 and 2014. The additional charge was recorded in Integration expenses.
In addition, the Company wrote off certain property and equipment that became obsolete as a result of the City Index acquisition. This resulted in an additional charge of $1.9 million for the year ended December 31, 2015. The additional charge was recorded in Integration expenses.

8. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The Company's various finite-lived intangible assets consisted of the following as of (amounts in thousands):

	December 31, 2015			December 31, 2014
Intangibles	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	$56,388	$(14,111)	$42,277	$22,944	$(7,152)	$15,792
Technology	74,378	(32,117)	42,261	48,376	(4,671)	43,705
Trademark	8,289	(1,678)	6,611	1,793	(847)	946
Total finite lived intangibles	$139,055	$(47,906)	$91,149	$73,113	$(12,670)	$60,443
Trademarks not subject to amortization(1)	363	—	363	363	—	363
Total intangibles assets(2)	$139,418	$(47,906)	$91,512	$73,476	$(12,670)	$60,806
(1) These indefinite-life trademarks relate to the Forex.com and foreignexchange.com domain names where management determined there was no legal, regulatory or technological limitation on their useful lives. These trademarks are also supported annually in the Company's impairment test for intangible assets.
(2) The increase in total intangibles for the year ended December 31, 2015 was primarily due to the customer lists, technology and trademarks acquired as part of the City Index acquisition. See Note 11 for details of the intangibles acquired in the Company's City Index, GAA, Top Third and Galvan acquisitions. The technology acquired pursuant to the asset purchase agreements with Valaquenta Intellectual Property Limited ("Valaquenta") and Forexster Limited ("Forexster"), is described in further detail below.
The Company has the following identifiable intangible assets as of December 31, 2015:

Intangible Asset	Amount (in thousands)	Weighted average amortization period
Customer list	$56,388	7.6 years
Technology	74,378	8.9 years
Trademark(1)	8,652	6.7 years
Total intangible assets	$139,418
(1) Trademarks with indefinite lives, as described above, comprise $0.4 million of the gross $8.7 million of trademarks.
The final purchase price allocations to intangible assets for the acquisitions of City Index, Galvan, GAA, and Top Third acquisitions are detailed below in Note 11.
On July 10, 2014, the Company entered into asset purchase agreements with Forexster, pursuant to which one of the Company's subsidiaries, GAIN GTX Bermuda, Ltd. ("GTX Bermuda"), agreed to purchase from Valaquenta and Forexster the software and other intellectual property assets utilized to operate the electronic trading platform offered to customers in the Company's Gain GTX, LLC ("GTX") business. The purchase was made with a combination of $12.4 million in cash and $5.3 million in shares of the Company's unregistered common stock. GTX Bermuda agreed to pay Valaquenta contingent consideration in the event that GTX Bermuda or any of its affiliates in the future provide customers the ability to trade new types of financial instruments using the purchased intellectual property and the trading of such new products generates "Net Revenue" (as defined in the agreement with Valaquenta) in excess of thresholds set out in the agreement. Prior to the closing of the acquisitions, the Company had agreements with Valaquenta and Forexster granting it the exclusive right to use the intellectual property in the field of forex trading and non-exclusive rights to use the intellectual property for the trading of financial products in the fields of precious metals and hydrocarbons.  Following the closing of the acquisition, GTX Bermuda has full rights and title over the intellectual property for trading of currencies, commodities and all other financial instruments of any kind whatsoever. This purchase added $21.4 million to the Company's intangible assets, $3.7 million of which were previously held as a prepayment made to Forexster under an exclusive rights agreement. The Company has assigned a 10 year useful life to this asset.
Amortization expense for the purchased intangibles was $16.6 million, $8.1 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company adjusted the amortization periods of certain intangible assets that experienced a change of estimated useful lives as a result of the City Index acquisition. This change resulted in an additional charge of $19.7 million during the year ended December 31, 2015. The additional charge is recorded in Integration expenses.
During 2013, the Company accelerated $1.2 million of a software platform which was recorded in Integration expenses.

Future annual estimated amortization expense is as follows (amounts in thousands):

Years Ended December 31:
2016	$15,988
2017	15,132
2018	13,648
2019	11,974
2020	9,992
Thereafter	24,415
Total	$91,149
Goodwill
Goodwill is calculated as the difference between the cost of acquisition and the fair value of the net identifiable assets of an acquired business. As of December 31, 2015 and December 31, 2014, the Company had recorded goodwill of approximately $34.0 million and $33.6 million, respectively. The increase of $0.4 million was primarily related to the City Index acquisition.
There were no goodwill impairments as a result of performing the Company's 2015 and 2014 annual impairment tests. As previously noted, the Company changed its segment reporting structure effective December 31, 2015, from a single operating segment to three operating segments, Retail, Institutional and Futures. Goodwill has been allocated based on the relative fair value of each newly identified reporting units within such segments. The allocation was performed effective as of the same date as the goodwill impairment test.
The following represents the carrying amount of goodwill by segment (amounts in thousands):

	Retail	Institutional	Futures	Total
Carrying amount of goodwill as of December 31, 2015	$26,722	$4,788	$2,507	$34,017

9. OTHER ASSETS
Other assets consisted of the following as of (amounts in thousands):

	December 31, 2015	December 31, 2014
Vendor and security deposits	$11,486	$3,373
Income tax receivable	9,482	5,163
Deferred tax assets, net	17,827	6,308
Indemnification asset	—	8,792
GTX Trade Receivables	4,881	4,190
Customer Debit Positions	7,340	6,594
Allowance on customer debit positions	(6,832)	(4,555)
Miscellaneous receivables	2,416	3,900
Equity method investment	822	—
	$47,422	$33,765

Under the terms of the GFT acquisition, an initial amount of $20.0 million, referred to as the Holdback Amount, was deferred, to be paid following the settlement of certain liabilities of GFT after the closing date of the acquisition. The selling stockholder of GFT agreed to indemnify the Company for these liabilities.

At December 31, 2014, based on the Company's best estimate of the amounts necessary to settle such liabilities, the Company recorded an indemnification asset of $8.8 million at December 31, 2014. This was included within Other assets in the purchase price allocation of GFT. During the twelve months ended December 31, 2015, the previous liabilities of GFT were settled and, therefore, the Company made payments to the selling shareholder of GFT, as required by the stock purchase agreement providing for the acquisition of GFT, which settled the liability associated with the Holdback Amount.

10. RELATED PARTY TRANSACTIONS
Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company. These accounts are recorded in Payables to customers on the consolidated balance sheets. The aggregate amount of these funds was $0.3 million and $3.6 million at December 31, 2015 and December 31, 2014, respectively.

IPGL Limited, the majority selling shareholder in the acquisition of City Index, has a trading account with the Company, which is recorded in Payables to customers on the consolidated balance sheet. The aggregate amount of these funds was $21.7 million at December 31, 2015.

11. ACQUISITIONS

City Index (Holdings) Limited

On April 1, 2015, the Company acquired the entire issued and outstanding share capital of City Index. City Index is a global online trading firm specializing in offering CFDs, forex and spread betting for retail customers. This acquisition was made to strengthen and diversify the Company's existing global footprint in the retail business.

The purchase price consisted of approximately $6.1 million in cash, inclusive of working capital adjustments and $1.0 million in cash to be held in escrow, 5,319,149 shares of the Company's common stock, inclusive of 4,787,234 shares to be held in escrow, and 4.125% unsecured Convertible Senior Notes with an aggregate principal amount of $60.0 million and fair value of $65.0 million, inclusive of an aggregate principal amount of $54.0 million to be held in escrow. In addition, the Company paid City Index approximately $22.4 million, which was used to settle certain inter-company liabilities between City Index and City Index Group Limited (its former parent company).

The difference in the purchase price from June 30, 2015 to December 31, 2015 was due to the finalization of working capital adjustments.

The purchase price was derived as follows (amounts in thousands):

Cash	$6,103
Convertible senior notes	65,000
Common stock issued	45,100
Total purchase price	$116,203
The purchase price of City Index was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Cash	$10,546
Cash and securities held for customers	281,576
Receivable from brokers	35,974
Property and equipment	10,466
Prepaid assets	4,038
Other assets	5,119
Total tangible assets	347,719
Total liabilities assumed	299,000
Net assets acquired	48,719
Identifiable intangible assets:
Customer list	34,277
Trade name	6,645
Technology	26,157
Intangible assets, net	67,079
Goodwill	$405

Acquisition expenses were $2.8 million or the year ended December 31, 2015. They were recorded in Acquisition Expense.

For the period from acquisition to December 31, 2015, revenues generated by City Index were $136.0 million, of which $30.8 million have been eliminated in consolidation, and expenses were $95.0 million of which $2.3 million have been eliminated in consolidation. City Index generated income before taxes of $41.0 million, of which $28.5 million have been eliminated in consolidation.

The weighted average lives of City Index's intangible assets are 7.9 years for customer lists, 7.0 years for trade names, and 6.9 years for technology.

Galvan Research and Trading, Ltd.

In July 2014, the Company acquired all the share capital of Galvan and its wholly owned subsidiaries, Faraday Research LLP and Galvan LLP. The purchase price was $20.3 million. This acquisition was made to add an advisory capability to complement the Company's retail business.

The purchase price was $9.7 million in cash and a contingent payment of $10.5 million payable over a three year period. Over the three year period, the contingent payment is subject to a fair value assessment related to achieving specific financial and customer account targets. The actual contingent payment for 2014 was $2.1 million, which was paid on September 30, 2015. For the twelve months ended December 31, 2015, the Company adjusted the contingent payment's value based on forecasts of performance related to 2015 and 2016 payments, and in December 2015 settled the outstanding contingent payment for $1.5 million payable in early 2016 (See Note 4). The purchase price was derived as follows (amounts in thousands):

Cash	$9,732
Contingent payment	10,540
Total purchase price	$20,272

The purchase price of Galvan was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Cash and cash equivalents	$2,193
Receivable from brokers	745
Property and equipment	12
Prepaid assets	94
Other assets	64
Total tangible assets	3,108
Total liabilities assumed	1,931
Net assets acquired	1,177
Identifiable intangible assets:
Customer list	4,203
Trade name	784
Intangible assets, net	4,987
Goodwill	$14,108

Acquisition expenses were $0.4 million for the year ended December 31, 2014. They were recorded in Acquisition Expense.

For the period from acquisition to December 31, 2014, revenues generated by Galvan were $5.2 million, of which $2.4 million have been eliminated in consolidation, and expenses were $3.0 million, generating income before taxes of $2.2 million.

Global Asset Advisors, LLC

In March 2014, the Company acquired a 55% interest in GAA. The purchase price was $5.6 million. This acquisition was made to strengthen the Company's futures business.

The purchase price was derived as follows (amounts in thousands):

Cash	$4,365
Common Stock issued	1,241
Total purchase price	$5,606
The purchase price of GAA was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Non-controlling interest	$4,509

Cash and cash equivalents	$360
Receivable from brokers	438
Property and equipment	148
Prepaid assets	153
Other assets	3
Total tangible assets	1,102
Total liabilities assumed	515
Net assets acquired	587
Identifiable intangible assets:
Customer list	3,100
Trade name	270
Intangible assets, net	3,370
Goodwill	$6,158

Acquisition expenses were $0.1 million for the year ended December 31, 2014 and were recorded in Acquisition Expense.

For the period from acquisition to December 31, 2014, revenues generated by GAA were $5.5 million, of which $4.3 million was eliminated in consolidation, and expenses were $4.8 million, generating income before taxes of $0.7 million, of which $0.3 million was recorded to non-controlling interests.

Top Third Ag Marketing LLC

In March 2014, the Company acquired a 55% interest in Top Third. The purchase price was a $3.5 million cash payment. This acquisition was made as part of the Company's strategy to diversify its revenue base.
The purchase price of Top Third was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Non-controlling interest	$3,885

Cash and cash equivalents	$73
Receivable from brokers	663
Total tangible assets	736
Total liabilities assumed	1,103
Net liabilities assumed	(367)
Identifiable intangible assets:
Customer list	3,900
Trade name	90
Intangible assets, net	3,990
Goodwill	$3,806

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

The purchase price allocation was derived as follows (amounts in thousands):

Cash	$40,000
Payment for excess cash adjustment	2,160
Loan payable	33,200
Common Stock issued	34,771
Total purchase price	$110,131
The purchase price of GFT was allocated to the fair value of various assets and liabilities as follows (amounts in thousands):

Cash and cash equivalents	$15,781
Cash and cash equivalents held for customers	228,419
Receivable from brokers	61,028
Property and equipment	7,515
Other assets	18,942
Total tangible assets	331,685
Total liabilities assumed	251,691
Net assets acquired	79,994
Identifiable intangible assets:
Software	25,300
Customer relationships	3,150
Intangible assets, net	28,450
Goodwill	$1,687

Acquisition expenses were $1.8 million for the year ended December 31, 2013 and were recorded in Acquisition Expense.

For the period from acquisition to December 31, 2013, revenues generated by GFT were $26.9 million and expenses were $32.0 million, generating a loss before taxes of $5.1 million.

Pro Forma Information (unaudited):
The following unaudited pro forma operating data is presented as if the acquisition of City Index had occurred on January 1, 2014, and includes actual results for GFT for periods after their acquisition in September 2013, GAA and Top Third for periods after their acquisition in March 2014, as well as Galvan results after its acquisition in July 2014. This data does not include any proforma adjustments for the GFT, GAA, Top Third or Galvan acquisitions, as the Company believes it is more useful to present the pro forma effects of the City Index acquisition on their own in light of the transaction's significance. The unaudited pro forma data does not include the impact of forecasted operating expense synergies.
The unaudited pro forma data is provided for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the Company and City Index operated as a combined entity for the periods presented.
Unaudited pro forma income statement line items for the twelve months ended December 31, 2015 and December 31, 2014 were as follows (amounts in thousands):

	For the Fiscal Year Ended December 31,
	2015	2014
REVENUE:
Total non-interest revenue	$471,959	$506,228
Interest revenue	1,303	2,288
Interest expense	1,049	599
Total net interest revenue	254	1,689
Net revenue	472,213	507,917
EXPENSES:
Depreciation and amortization	11,753	16,500
Purchased intangible amortization	18,619	17,962
Other expense items	424,229	430,263
Total operating expense	454,601	464,725
OPERATING PROFIT	17,612	43,192
Interest on long term borrowings	10,267	9,283
Gain on extinguishment of debt	—	—
Impairment of investment	—	—
INCOME BEFORE INCOME TAX EXPENSE	7,345	33,909
Income tax expense	126	16,399
NET INCOME	7,219	17,510
Net income attributable to non-controlling interests	1,660	1,433
Net income applicable to Gain Capital Holdings, Inc.	$5,559	$16,077

The following unaudited pro forma operating data is presented as if the acquisition of GAA, Top Third and Galvan had occurred on January 1, 2013. The unaudited pro forma data does not include the impact of forecasted operating expense synergies.
The unaudited pro forma data is provided for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the Company and the acquired companies operated as a combined entity for the periods presented.
Unaudited pro forma income statement line items for the twelve months ended December 31, 2014 and December 31, 2013 were as follows (amounts in thousands):

	For the Fiscal Year Ended December 31,
	2014	2013
REVENUE:
Total non-interest revenue	$376,362	$289,810
Interest revenue	1,435	856
Interest expense	599	156
Total net interest revenue	836	700
Net revenue	377,198	290,510
EXPENSES:
Depreciation and amortization	6,626	8,407
Purchased intangible amortization	9,044	4,834
Other expense items	308,607	227,273
Total operating expense	324,277	240,514
OPERATING PROFIT	52,921	49,996
Interest on long term borrowings	(6,147)	(1,232)
Gain on extinguishment of debt	—	2,000
INCOME BEFORE INCOME TAX EXPENSE	46,774	50,764
Income tax expense	19,316	18,750
NET INCOME	27,458	32,014
Net income attributable to non-controlling interests	1,308	691
Net income applicable to Gain Capital Holdings, Inc.	$26,150	$31,323

The following unaudited pro forma operating data are presented as if the acquisition of GFT had occurred on January 1, 2012. The unaudited pro forma data does not include the impact of forecasted operating expense synergies.
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
Unaudited pro forma income statement line items for the twelve months ended December 31, 2013 and December 31, 2012, were as follows (amounts in thousands):

	For the Fiscal Year Ended December 31,
	2013	2012
REVENUE:
Total non-interest revenue	$353,556	$248,592
Interest revenue	927	1,096
Interest expense	634	537
Total net interest revenue	293	559
Net revenue	353,849	249,151
EXPENSES:
Other expense items(1)	299,945	261,679
Depreciation and amortization	11,527	7,958
Purchased intangible amortization	5,157	7,250
Acquisition expense	1,824	85
Restructuring	451	634
Integration	1,950	—
Total expense	320,854	277,606
OPERATING PROFIT/(LOSSES)	32,995	(28,455)
Interest expense on long term borrowings	1,232	444
Gain on extinguishment of debt	2,000	—
INCOME BEFORE INCOME TAX EXPENSE/(BENEFIT)	33,763	(28,899)
Income tax expense	16,106	(10,837)
NET INCOME/(LOSS)	$17,657	$(18,062)

(1)    Other expenses items for the year ended December 31, 2013, included a one-time, non-recurring expense of $5.1 million relating to a GFT accrual for certain liabilities to third parties.

Restructuring

In 2013, the Company incurred Restructuring expenses, which reflected the cost of reducing global headcount following the GFT acquisition. Additional headcount reductions in the third quarter of 2014 were designed to meet challenging market conditions in the first half of 2014 and to achieve greater cost efficiency in general. The Company incurred $3.5 million of restructuring expenses for the twelve months ended December 31, 2015, which reflected the cost of reducing global headcount following the City Index acquisition. These expenses are recorded under Restructuring expense in the Consolidated Statements of Income and Comprehensive Income and the restructuring liability is recorded in Accrued compensation and benefits in the Consolidated Balance Sheets.

(in thousands)
Restructuring liability as of January 1, 2014	$584
2014 restructuring expenses	2,334
Payments made in 2014	(2,543)
Liability as of December 31, 2014	375
2015 restructuring expenses	3,482
Payments made in 2015	(3,358)
Liability as of December 31, 2015	$499

12. NON-CONTROLLING INTERESTS

Non-controlling interests
In March 2014, the Company acquired controlling interests in GAA and Top Third. The Company purchased 55% of each entity, and the respective sellers maintained a 45% interest in each entity. The 45% interests are redeemable at prices determined by applying a contractually agreed upon formula to the respective acquired company's financial results. The Company owns immediately exercisable call options to purchase the remaining interests in each company. The minority owners hold put options, which become exercisable in 2017 or upon the occurrence of certain events, to compel the Company to purchase the remaining interests.

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

The table below reflects the non-controlling interests effects on the Company's financial statements:

Redeemable non-controlling interests
December 31, 2013	$—
Non-controlling interests related to 2014 acquisitions	8,394
Adjustment to the redemption value of non-controlling interests	2,107
Net income attributable to non-controlling interests	1,433
Distributions to non-controlling interest holders	(596)
December 31, 2014	$11,338
Adjustment to the redemption value of non-controlling interests	(308)
Net income attributable to non-controlling interests	1,660
Distributions to non-controlling interest holders	(1,644)
December 31, 2015	$11,046

13. SHAREHOLDERS' EQUITY

Common Stock — At December 31, 2015 and 2014, the Company had authorized 120,000,000 and 60,000,000 shares of Common Stock, respectively, of which 52,072,884 and 48,771,015 shares were issued and outstanding, respectively as of December 31, 2015, and 45,582,066 and 42,934,559 shares were issued and outstanding, respectively as of December 31, 2014.

Treasury Stock — As of December 31, 2015 and 2014, the Company had repurchased 3.3 million shares and 2.6 million shares, respectively, of outstanding Common Stock for an aggregate cost of $21.8 million and $16.7 million, respectively, reducing the number of shares outstanding.

Dividends — In February, May, July and November of 2015, 2014 and 2013, the Company announced the payment of a $0.05 quarterly dividend per share of Common Stock. The dividend payments announced in February, May, July and November were paid in March, June, September and December of each year, for an aggregate amount of $9.5 million, $8.1 million and $7.3 million respectively, which was applied against Retained Earnings.

14. CONVERTIBLE SENIOR NOTES

Convertible Senior Notes due 2020

On April 1, 2015, as part of the City Index acquisition consideration, the Company issued to the sellers $60.0 million aggregate principal amount of 4.125% Convertible Senior Notes maturing on April 1, 2020. These Convertible Senior Notes pay interest semi-annually on April 1 and October 1 at a rate of 4.125% per year, which commenced on October 1, 2015.

Prior to the date that is six months immediately preceding the maturity date, the Convertible Notes will be convertible only upon the occurrence of specified events set forth in the Note Indenture. Thereafter, until the close of business on the business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time. The Company will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of Common Stock or a combination thereof, at its election. The conversion rate for the Convertible Notes will be equal to $1,000, divided by the initial conversion price, rounded to the nearest 1/10,000th share of Common Stock. The initial conversion price will be equal to 125% of the arithmetic average of the daily volume-weighted average price for the Common Stock over the 20 consecutive trading day period ending on, and including, the trading day immediately preceding the closing date; provided that the initial conversion price shall not exceed the greater of (i) $9.25 and (ii) the last reported sale price of the Common Stock on the Closing Date; and shall not be less than $7.20. The conversion rate and the corresponding conversion price will be subject to customary anti-dilution adjustments, as described in the Note Indenture, including, but not limited to, Common Stock splits, Common Stock combinations, issuances of Common Stock as a dividend on the Common Stock, issuances of options rights, warrants or other securities of the Company as a dividend on the Common Stock, payment by the Company of any cash dividend in excess of $0.05 per quarter per share of Common Stock, and above-market tender offers or exchange offers by the Company or its subsidiaries for the Common Stock. In addition, in certain circumstances, the Company may be required to increase the conversion rate for any Convertible Notes converted in connection with a make-whole fundamental change as defined in the Note Indenture.

If the Company undergoes a fundamental change, holders may require the Company to repurchase for cash all or part of their Convertible Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase.

Prior to the date that is two years immediately preceding the maturity date, the Company will not have the right to redeem the Convertible Notes. During the two year period immediately preceding the maturity date, the Company may redeem for cash all, but not less than all, of the Convertible Notes if the last reported sale price of the Common Stock equals or exceeds 130% of the conversion price for the Convertible Notes for at least 20 trading days, whether or not consecutive, during the 30 consecutive trading day period ending on the trading day immediately preceding the date the Company delivers notice of redemption. If the Company elects to redeem the Convertible Notes, holders may convert their Convertible Notes at any time prior to the close of business on the business day immediately preceding the redemption date.

The Indenture will contain events of default customary for convertible debt securities (with customary grace periods, as applicable) and will provide that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company, all outstanding Convertible Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the holders of at least 25% in aggregate principal amount of the then outstanding Convertible Notes or the trustee may declare all of the outstanding Convertible Notes to be due and payable immediately.

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

•	Upon the occurrence of specified corporate events (as described in the offering memorandum); or

•	If the Company has called the notes for redemption (as described in the offering memorandum).

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

Under accounting guidance, an entity must separately account for the liability and equity components of a convertible debt instrument that may be settled entirely or partially in cash upon conversion. The separate accounting must reflect the issuer's economic interest cost. The fair value of the equity component, net of pro-rata initial purchasers’ discounts, is included in the additional paid-in capital section of stockholders' equity in the Company's Consolidated Balance Sheets. The principal amount of the Convertible Senior Notes is reduced by unamortized original issue discount, which reflects the Convertible Senior Notes fair value. At issuance, the equity component of the Convertible Senior Notes was valued at $27.9 million before pro-rata initial purchasers' commissions of $0.3 million and related additional costs of $0.1 million. The Convertible Senior Notes were valued at $117.1 million consisting of $140.0 million of principal, net of $27.9 million allocated to equity, not including pro-rata initial purchasers' commissions of $1.8 million and additional related costs of $0.4 million. The original issue discount will be amortized over the life of the Convertible Senior Notes due 2020 and 2018 using the effective interest rate of 8.6% and 8.1%, respectively.

Relevant accounting guidance requires entities to disclose the dilutive effects of convertible instruments. As of December 31, 2015 and 2014, the Company’s common stock had not met the convertibility criteria noted in the offering memorandum. Therefore, the Convertible Senior Notes were not dilutive as of December 31, 2015 and 2014.

The balances of the liability and equity components as of December 31, 2015 and 2014, were as follows, with amounts in thousands:

	December 31,	December 31,
	2015	2014
Liability component - principal	$140,000	$80,000
Deferred bond discount	18,004	11,633
Liability component - net carrying value	$121,996	$68,367

Additional paid in capital	$27,920	$12,572
Discount attributable to equity	(412)	(425)
Equity component	$27,508	$12,147

Interest expense related to the Convertible Senior Notes, included in Interest expense on long-term borrowings in the Consolidated Statements of Income and Comprehensive Income, was as follows, with amounts in thousands:

	For the Fiscal Year Ended December 31,
	2015	2014
Interest expense - stated coupon rate	$5,156	$3,300
Interest expense - amortization of deferred bond discount and costs	3,712	2,593
Total interest expense - convertible note	$8,868	$5,893

15. SHARE BASED COMPENSATION

Share Based Payment

Total share-based compensation cost recognized during 2015, 2014 and 2013 consisted of the following ($ in thousands:)

	For the Years Ended December 31,
	2015	2014	2013
Employee compensation and benefits	3,680	3,452	2,975

On September 30, 2015, the Company's board of directors adopted the GAIN Capital Holdings, Inc. 2015 Omnibus Incentive Compensation Plan, (the "2015 Plan"), which became effective November 30, 2015.

The 2015 Plan replaces the GAIN Capital Holdings, Inc. 2010 Omnibus Incentive Compensation Plan, (the “2010 Plan”). The 2015 Plan has available 8.7 million shares (5.8 million to be issued pursuant to future awards and grants under the 2015 Plan, 2.7 million shares that are subject to outstanding grants under the 2010 Plan, and 0.2 million shares to be issued pursuant to the 2011 Employee Stock Purchase Plan) for awards to employees, nonemployee directors, consultants, and advisors in the form of incentive stock options ("ISO"), nonqualified stock options ("NQSO"), restricted stock awards ("RSA"), restricted stock units ("RSU"), stock appreciation rights and other stock-based awards. The "evergreen" provision that allowed the Company to authorize additional shares to be issued under the 2010 plan was removed from the 2015 Plan. Accordingly, the maximum number of shares that can be issued will be fixed and cannot be increased in the future without shareholder approval.

Under the 2015 Plan, the Compensation Committee of the Board of Directors (the "Compensation Committee") will determine the exercise price of the options granted and may grant options to purchase shares of the Company’s common stock in amounts as determined by the Compensation Committee. The Compensation Committee may grant options that are intended to qualify as ISOs under Section 422 of the Internal Revenue Code, or NQSOs which are not intended to so qualify. ISOs may only be granted to employees. Anyone eligible to participate in the 2015 Plan may receive a grant of NQSQs. The exercise price of a stock option granted under the 2015 Plan cannot be less than the fair market value of a share of the Company’s common stock on the date the option is granted. All options granted under the 2015 Plan expire ten years from the date of grant.

Stock Options

The following table summarizes the stock option activity under all plans from January 1, 2015 through December 31, 2015 (in thousands, except per share amounts):

	Options Outstanding
			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Life (Years)	Intrinsic Value
Outstanding January 1, 2015	1,908	$4.83	3.30
Granted	137	9.51	6.40
Exercised	(638)	3.74	1.86
Forfeited/Expired	(49)	6.62	5.00
Outstanding December 31, 2015	1,358	$5.76	4.16	$3,544
Vested and expected to vest options	1,340	$5.71	4.13	$3,525
Exercisable, December 31, 2015	938	$5.17	3.83	$2,792

Fair market value of common stock at exercise date	$5,869
Cost to exercise	2,388
Net value of stock options exercised	$3,481

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2015:

	Options Outstanding			Options Exercisable
			Weighted
			Average
		Weighted	Remaining	Number of	Weighted
	Number	Average	Contractual	Options	Average
Exercise Price	Outstanding	Exercise Price	Life (Years)	Exercisable	Exercise Price
$3.83	481	$3.83	1.64	481	$3.83
$4.40	238	4.40	4.22	90	$4.40
$5.30	208	5.30	3.31	136	$5.30
$8.02	210	8.02	2.29	210	$8.02
$9.51	137	9.51	9.51	—	$9.51
$9.95	84	9.95	5.18	21	$9.95
	1,358	$5.76	4.16	938	$5.17

The weighted-average remaining contractual life for the 1.4 million outstanding options as of December 31, 2015, is approximately 4.16 years. There were 0.9 million stock options exercisable as of December 31, 2015. The total intrinsic value of stock options exercised during 2015, 2014, and 2013 respectively were $3.5 million, $4.2 million and $4.7 million. During 2015, the Company had 0.3 million stock options vest. The Company received $2.4 million, $2.1 million, and $2.5 million from stock option exercises in 2015, 2014, and 2013, respectively.

In 2015, the Company granted 0.1 million options to employees. In 2014, the Company granted 0.1 million options to employees. In 2013, the Company granted 0.5 million options to employees. The weighted average grant-date fair value of stock options granted in the years ended December 31, 2015, 2014, and 2013 was $3.43, $3.79, and $1.22, respectively.

The Compensation Committee approved stock option grants with a fair market value estimated under a Black-Scholes option pricing valuation model using the following assumptions:

	For the Fiscal Year Ended December 31,
	2015	2014	2013
Valuation Assumptions
Risk-free rate	1.47%	1.40%	0.80%
Expected volatility	49.08%	51.80%	48.80%
Expected term (years)	4.75	4.80	4.80
Dividend yield	2.1%	2.0%	4.9%

The expected volatility was calculated on the basis of the volatility of the Company's common stock. The average risk free rate is based upon the risk free rate of the U.S. Treasury bond rate with a maturity commensurate with the expected term. The options granted during 2015 were granted on May 26, 2015.

Restricted Stock Units and Restricted Stock Awards

The 2015 Plan provides for the issuance of RSUs that are convertible on a 1:1 basis into shares of the Company’s common stock. The Company maintains a restricted stock unit account for each grantee. RSU grants typically vest over four years, with 25% vesting on each anniversary date of the grant. After the RSUs vest, the grantee shall receive payment in the form of cash, shares of the Company’s common stock, or a combination of the two, as determined by the Company. Payment of cash and/issuance of shares shall be made upon the vesting date, upon a predetermined delivery date, upon a change in control of the Company, or upon the employee leaving the Company. The Company has historically settled these awards through the issuance of common stock to recipients and intends to continue to do so. The Company may also issue performance grants, which vest immediately, but under which delivery of the common stock is deferred until a later date. RSUs are assigned the value of the Company’s common stock at date of grant issuance, and the grant date fair value is amortized over a four year period. During 2015, 2014 and 2013, 0.6 million, 0.5 million and 0.8 million RSUs, respectively, were granted to employees and members of the Board of Directors.

The 2015 Plan also provides for the issuance of restricted stock awards, or RSAs, which represent shares of the Company’s common stock subject to transfer and other restrictions. The Company maintains a restricted stock award account for each grantee. Restrictions typically lapse over four years, with 25% vesting on each anniversary date of the grant. After the restrictions lapse, or upon a change in control of the Company, the grantee shall receive payment in the form of cash, shares of the Company’s common stock, or a combination of the two, as determined by the Company. The Company has historically settled these awards through the issuance of common stock to recipients and intends to continue to do so. The Company may also issue performance grants which have immediate vesting. There were no RSAs granted during 2015, 2014 or 2013.

A summary of the status of the Company’s nonvested shares of RSUs and RSAs as of December 31, 2015 and changes during the year ended December 31, 2015, is presented below (in thousands, except per share amounts):

		Weighted Average		Weighted Average
	Number	Grant Date	Number	Grant Date
Non-Vested Shares	of RSUs	Fair Value	of RSAs	Fair Value
Non-vested at January 1, 2015	1,073	$6.69	54	$7.31
Granted	601	9.42	—	—
Vested	(387)	6.46	(53)	7.32
Forfeited	(104)	8.08	(1)	6.48
Non-vested at December 31, 2015	1,183	$8.03	—	$—

As of December 31, 2015, there was $7.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2010 Plan. The cost is expected to be recognized over a weighted-average period of approximately three years . The fair market value on the grant date for RSUs and RSAs vested during the years ended December 31, 2015, 2014 and 2013 was $2.9 million, $4.3 million and $1.7 million, respectively. The total intrinsic value of the RSUs and RSAs that became unrestricted during the year ended December 31, 2015 was $4.2 million at the date they became unrestricted. RSUs and RSAs that were vested during the year ended December 31, 2015, had a value at grant date of

$2.9 million. The Company granted RSUs during the year ended December 31, 2015 which had a value of $5.7 million at grant date. The fair market value of RSUs and RSAs at the date of grant during the year ended December 31, 2014 was $4.5 million.

Employee Stock Purchase Plan

The 2011 Employee Stock Purchase Plan ("ESPP") was adopted by the Company’s Board of Directors on November 22, 2010. The ESPP became effective on January 1, 2011. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the interim purchase date through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 500,000. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. For the year ended December 31, 2015, 92,777 shares were issued under the plan. For the year ended December 31, 2014, 98,606 shares were issued under the ESPP. The discount on the ESPP of $0.1 million is recorded to Employee compensation and benefits on the Consolidated Statement of Income and Comprehensive Income.

16. EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, vested restricted stock units and vested restricted stock awards which are to be delivered as soon as administratively practicable on or after December 31, 2015, unvested restricted stock units and unvested restricted stock awards. Approximately 0.4 million and 0.1 million stock options were excluded from the calculation of diluted earnings per share for the years ended December 31, 2015 and 2014, respectively, as they were anti-dilutive.

Diluted earnings per share excludes any shares of Company common stock potentially issuable under the Company's convertible notes, which are discussed in Note 14. Based upon an assumed trading price of $13 for each share of the Company's common stock, and if the relevant conditions under the indentures governing both 2018 and 2020 convertible senior notes were satisfied, there would be an additional 0.5 million and 1.5 million dilutive shares for the 2018 and 2020 notes, respectively.
The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the years ended December 31,
	2015	2014	2013
Net income applicable to GAIN Capital Holdings, Inc.	$10,279	$24,877	$28,107
Adjustment(1)(2)	308	(2,107)	(154)
Net income available to GAIN common shareholders	$10,587	$22,770	$27,953
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	47,601,979	40,561,644	36,551,246
Effect of dilutive securities:
Stock options	424,087	763,068	1,214,370
RSUs/RSAs	352,985	1,890,183	1,867,262
Diluted weighted average common shares outstanding	48,379,051	43,214,895	39,632,878
Earnings per common share
Basic	$0.22	$0.56	$0.76
Diluted	$0.22	$0.53	$0.71

(1)
During the years ending December 31, 2015 and 2014, the Company concluded that the carrying value of the Company's redeemable non-controlling interests was less than its redemption value. The adjustment to increase carrying value reduces earnings available to the Company's shareholders.

(2)
During the year ending December 31, 2013, an adjustment to retained earnings was made, reflecting the amounts deemed uncollectible associated with previously issued preferred stock, which was converted to common stock immediately prior to the Company's IPO in 2010.

17. LEGAL
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
Litigation

On February 16, 2012, the Company received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with the Company and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on the Company, the claimants requested, and the Company agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. The Company submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012 the Company received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. The Company subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to the Company's motion on June 2, 2013 and subsequently the Company filed a response to this answer on July 15, 2013. A hearing was held on the Company's application for strike out and/or summary judgment on September 18 and 19, 2013.  After the hearing, the judge asked the claimants to respond in writing to his additional questions from the hearing.  The claimants had until October 11, 2013 to provide answers and the Company was given until November 1, 2013 to respond.  On February 26, 2014, the judge denied the Company's motion for strike out and/or summary judgment. Case management conferences were held by the Court on October 17, 2014 and June 18, 2015. On August 3, 2015, the claimants filed an Amended Master Particulars of Claim, and on October 6, 2015, the Company filed an Amended Defense. The parties have completed discovery and provided disclosure on October 30, 2015. The current Court timetable provides for a trial date in the first quarter of 2017. The Company can provide no assurances that this matter will be successfully resolved. As of the date of this report, a potential loss or a potential range of loss cannot be reasonably estimated.

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

18. COMMITMENTS AND CONTINGENCIES

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

Years Ended December 31:
2016	$21,369
2017	6,716
2018	5,077
2019	4,478
2020 and beyond	15,937
Total	$53,577

Rent expense, which is recorded on a straight-line basis, was $3.7 million, $5.1 million, and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

19. INCOME TAXES
The following table presents the U.S. and non-U.S. components of income before income tax (benefit) / expense for the years ended December 31, 2015, 2014, and 2013 (amounts in thousands):

	For the Fiscal Year Ended
	December 31,
	2015	2014	2013
U.S.	$(39,761)	$17,439	$18,546
Non-U.S.	48,188	28,011	26,944
Total income before tax (benefit) / expense	$8,427	$45,450	$45,490

Income tax (benefit) / expense consisted of (amounts in thousands):

	For the Fiscal Year Ended
	December 31,
	2015	2014	2013
Current
Federal	$1,136	$8,658	$15,201
State	172	(199)	321
UK	7,239	5,322	7,275
Japan	127	173	14
Other non-U.S.	169	78	3
Total current income tax expense	8,843	14,032	22,814
Deferred
Federal	(9,889)	4,966	(5,883)
State	(1,375)	(99)	205
UK	(337)	(122)	—
Japan	(148)	159	121
Other non-U.S.	(545)	20	(316)
Change in valuation allowance	(61)	184	442
Total deferred tax (benefit) / expense	(12,355)	5,108	(5,431)
Total income tax (benefit) / expense	$(3,512)	$19,140	$17,383

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Consolidated Balance Sheets. The net change in valuation allowance for the year ended December 31, 2015 was $0.2 million. Significant components of the Company’s deferred tax assets and liabilities were as follows (amounts in thousands):

	December 31,
	2015	2014
Deferred tax assets
Foreign net operating losses	$13,286	$1,909
Unrealized trading losses	—	1,293
Stock-based compensation expense	1,437	1,474
Intangible assets	3,012	6,698
Basis difference in property and equipment	4,950	—
Other	2,962	2,126
Total deferred tax assets	25,647	13,500
Valuation allowance	(853)	(913)
Total deferred tax assets after valuation allowance	$24,794	$12,587

Deferred tax liabilities
Basis difference in property and equipment	$—	$(1,717)
Discount on convertible note	(6,186)	(3,778)
Other	(781)	(784)
Total deferred liabilities	(6,967)	(6,279)
Net deferred tax assets	$17,827	$6,308

The Company has $62.4 million in foreign net operating loss (“NOL”) carry forwards as of December 31, 2015. These NOLs begin to expire in 2019. The Company has a deferred tax asset of $13.3 million relating to these NOLs for which it has established a valuation allowance of $0.9 million.

The following table reconciles the effective tax rate to the U.S. federal statutory income tax rate:

	2015	2014	2013
Federal income tax at statutory rate	35.00%	35.00%	35.00%
Increase/(decrease) in effective tax rate resulting from:
State income tax	(9.25)%	(0.57)%	0.76%
Foreign rate differential	(96.96)%	(9.71)%	(5.22)%
Deemed dividends	55.30%	—%	—%
Non deductible transaction costs	11.71%	1.42%	—%
Impact of non-controlling interests	(6.89)%	(1.10)%	—%
Contingent liability	(27.92)%	—%	—%
Foreign losses	(19.20)%	—%	—%
162 (m)	3.44%	—%	—%
GFT Carryback	(6.58)%	—%	—%
Uncertain tax positions	19.67%	14.04%	5.88%
Other permanent differences	—%	3.03%	1.79%
Effective Tax Rate	(41.68)%	42.11%	38.21%

In 2015 the Company had a number of discrete tax items that impacted its effective tax rate:

•
The Company had outstanding intercompany balances between U.S. and non-U.S. entities, which resulted in a taxable deemed dividend of $37.2 million. This is represented by the deemed dividend adjustment in the table above.

•
The Company adjusted the fair value of contingent consideration relating to the Galvan acquisition. This resulted in non-taxable earnings of $6.7 million. This is represented by the contingent liability adjustment in the table above.

•
The Company received a favorable tax ruling on the utilization of historic foreign operating losses and was able to record a deferred tax asset of $1.6 million. This is represented by the foreign losses adjustment in the table above.

At December 31, 2015, the Company had approximately $100.0 million held in earnings of its foreign subsidiaries. The Company has made provision for U.S. taxes that would arise on distribution if $48.3 million of these earnings were repatriated to the United States. The remaining earnings are indefinitely invested outside the United States and are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. If the remaining earnings had been repatriated into the United States as of December 31, 2015, in the form of dividends or otherwise, the Company would have been subject to additional income taxes of approximately $9.8 million.

The Company has recorded a liability of $11.8 million related to uncertain tax positions at December 31, 2015 in accordance with ASC 740-10, Income Taxes. This liability is recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

The following table summarizes the activity to the gross unrecognized tax benefits from uncertain tax positions (amounts in thousands):

	As of December 31,
	2015	2014	2013
Beginning balance as of January 1	$10,517	$8,345	$78
Increases based on tax positions related to the current period	885	2,197	8,287
Increases based on tax positions related to prior periods	429	—	—
Decreases related to a lapse of applicable statute of limitations	(30)	(25)	(20)
Ending balance as of December 31	$11,801	$10,517	$8,345

Included in the balance of unrecognised tax benefits as of December 31, 2015, December 31, 2014 and December 31, 2013 are $11.8 million, $10.5 million and $8.3 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The Company’s open tax years range from 2013 through 2015 for its U.S. federal returns, from 2012 through 2015 for the U.K., from March 2015 through March 2016 for Japan and from 2011 through 2015 for its major state jurisdictions. It is reasonably possible that the amount of liability for unrecognized tax benefits could change during the next 12 months. An estimate of the range of the possible change cannot be made until issues are further developed or examinations closed.

In addition to the total unrecognized tax benefits noted above, the Company recorded $1.8 million and $2.3 million of penalties and interest for the years ended December 31, 2015 and December 31, 2014, respectively. These amounts are recorded in Income tax (benefit) / expense in the Consolidated Statements of Income and are part of the uncertain tax positions impact when reconciling the federal income tax rate to the Company's effective tax rate.

20. RETIREMENT PLANS

The Company sponsors a “Safe Harbor” 401(k) retirement plan which was put into effect as of January 1, 2011. The plan provides for a 100% match by the Company on the first 3% of the employee’s salary contributed to the plan and 50% on the next 2% with immediate vesting on all employer contributions, subject to IRS limitations. Substantially all of the Company’s employees are eligible to participate in the plan.

The expense recorded to employee compensation and benefits on the Consolidated Statements of Income and Comprehensive Income by the Company for its employees’ participation in the respective plans during the years ended December 31, 2015, 2014 and 2013 was $0.9 million, $1.3 million, and $0.9 million, respectively.

21. REGULATORY REQUIREMENTS

Group, LLC, the Company’s FCM and RFED subsidiary, is subject to the CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these regulations, Gain Capital Group, LLC is required to maintain adjusted net capital of the greater of $2.5 million or 8% of Customer and Non-Customer Maintenance Margin or $20.0 million plus 5.0% of all liabilities owed to retail customers exceeding $10.0 million. At December 31, 2015, Group LLC maintained $10.2 million more than the required minimum regulatory capital for a total of 1.4 times the required capital and at all times maintained compliance with all applicable regulations.

GAIN Capital Securities, Inc. ("GCSI") is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended. GCSI is a member of the Financial Industry Regulatory Authority (“FINRA”), Municipal Securities Rulemaking Board (“MSRB”), and Securities Investor Protection Corporation (“SIPC”). Pursuant to the SEC’s Uniform Net Capital Rule 15c3-1, GCSI is required to maintain a minimum net capital balance (as defined) of $0.05 million. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. At December 31, 2015, GCSI maintained $0.3 million more than the minimum required regulatory capital for a total of 4.0 times the required capital and at all times maintained compliance with all applicable regulations.

GCUK1 is registered in the U.K. and regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK1 is required to maintain the greater of $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. At December 31, 2015, GCUK1 maintained $33.8 million more than the minimum required regulatory capital for a total of 2.2 times the required capital and at all times maintained compliance with all applicable regulations.

GCUK2 is registered in the U.K. and regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK2 is required to maintain the greater of $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. At December 31, 2015, GCUK2 maintained $73.4 million more than the minimum required regulatory capital for a total of 2.3 times the required capital and at all times maintained compliance with all applicable regulations.

Forex.com Japan Co., Ltd. (“GC Japan”) is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency ("FSA") in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 120%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GC Japan’s market, counterparty credit risk and operational risk. At December 31, 2015, GC Japan maintained $8.7 million more than the minimum required regulatory capital for a total of 10.7 times the required capital and at all times maintained compliance with all applicable regulations.

GCAU1 is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). The Australian Securities and Investments Commission ("ASIC) is the corporate, markets and financial services regulator in Australia responsible for administering aspects of the Corporations Act 2001. GCAU1 holds an Australian Financial Services License that has been issued by ASIC. GCAU1 is required to maintain a minimum capital requirement of $0.7 million (1.0 million AUD). The regulatory capital held is required to be in excess of 110% of its requirements at all times. At December 31, 2015, GCAU1 maintained $1.7 million more than the minimum required regulatory capital for a total of 3.4 times the required capital and at all times maintained compliance with all applicable regulations.

Effective January 31, 2014, ASIC increased the Net Tangible Assets (NTA) requirement, as part of RG166: Licensing: Financial Requirements, for OTC derivative issuers.  ASIC requires retail OTC derivative issuers to have at all times the greater of $0.8 million or 10% of average revenue on hand at all times.  RG166 outlines that, at the minimum, 50% of the NTA requirement is required to be held in cash or cash equivalents and 50% in liquid assets.  OTC derivative issuers must report to ASIC if their NTA falls below 110% of the requirement within 3 business days after becoming aware of the event.

GCAU2 is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). GCAU2 holds an Australian Financial Services License that has been issued by ASIC. GCAU2 is required to maintain a minimum capital requirement of $0.7 million (1.0 million AUD). The regulatory capital held is required to be in excess of 110% of its requirements at all times. At December 31, 2015, GCAU2 maintained $2.1 million more than the minimum required regulatory capital for a total of 4.0 times the required capital and at all times maintained compliance with all applicable regulations.

GCHK is licensed by the Securities and Futures Commission (“SFC”) to carry out Type 3 Regulated Activity, Leveraged Foreign Exchange Trading. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of the higher of $1.9 million or the sum of 1.5% of its aggregate gross foreign currency position and 5% of its adjusted liabilities and clients’ margin calculated in accordance with applicable rules. At December 31, 2015, GCHK maintained $2.0 million more than the minimum required regulatory capital for a total of 2.1 times the required capital and at all times maintained compliance with all applicable regulations.

GAIN Global Markets, Inc. (“GGMI”), the Company’s Cayman Island subsidiary, is a registered securities arranger with the Cayman Islands Monetary Authority (“CIMA”). GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or the financial resources requirement which is the sum of the Base Requirement, counterparty and position risk requirement, or $0.1 million. At December 31, 2015, GGMI maintained $0.1 million more than the minimum required regulatory capital for a total of 1.5 times the required capital and at all times maintained compliance with all applicable regulations.

GAIN Capital - Forex.com Canada, Ltd. ("GCCA") is a Dealer Member of the Investment Industry Regulatory Organization of Canada ("IIROC) and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory, but generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission, or OSC. GCCA is required to maintain risk-adjusted capital in excess of the minimum capital requirement. At December 31, 2015, GCCA maintained $1.2 million more than the minimum required regulatory capital for a total of 7.0 times the required capital and at all times maintained compliance with all applicable regulations.

GCS is registered by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of Capital Market Services License. GCS is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap 289). Under these rules GCS is required to maintain a minimum base capital of $0.6 million (1.0 million SGD) and Financial Resources in excess of 120% of the total risk requirements, which is calculated as the sum of operational, counterparty, large exposure and forex risk at all times. At December 31, 2015, GCS maintained $6.8 million more than the required minimum regulatory capital for a total of 12.3 times the required capital and at all times maintained compliance with all applicable regulations.

Galvan is registered in the U.K. and regulated by the FCA as a BIPRU Limited Licence Firm. Galvan is required to maintain a base financial resources requirement of $0.1 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or fixed overhead requirement. At December 31, 2015, Galvan maintained $3.6 million more than the minimum required regulatory capital for a total of 6.1 times the required capital and at all times maintained compliance with all applicable regulations.

GAA is a registered Introducing Broker and is subject to the CFTC Net Capital Rule (Rule 1.17). Under applicable provisions of these rules, GAA is required to maintain adjusted net capital of $0.1 million. At December 31, 2015, GAA maintained $1.1 million more than the minimum required regulatory capital for a total of 12.0 times the required capital and at all times maintained compliance with all applicable regulations.

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of December 31, 2015 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$26.1	$36.3	$10.2	139%
GAIN Capital Forex.com U.K., Ltd.	27.8	61.6	33.8	222%
Forex.com Japan., Ltd.	0.9	9.6	8.7	1,067%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.9	2.0	205%
GAIN Capital Forex.com Australia, Pty. Ltd.	0.7	2.4	1.7	343%
Galvan Research and Trading, Ltd.	0.7	4.3	3.6	614%
GAIN Capital-Forex.com Canada Ltd.	0.2	1.4	1.2	700%
GAIN Capital Securities, Inc.	0.1	0.4	0.3	400%
GAIN Global Markets, Inc.	0.2	0.3	0.1	150%
GAIN Capital UK, Ltd.	54.5	127.9	73.4	235%
GAIN Capital Singapore Pte, Ltd.	0.6	7.4	6.8	1,233%
GAIN Capital Australia Pty Ltd.	0.7	2.8	2.1	400%
Global Assets Advisors, LLC	0.1	1.2	1.1	1,200%
Total	$114.5	$259.5	$145.0	227%

22. SEGMENT INFORMATION
ASC 280, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise which engage in business activities from which they may earn revenues and incur expenses and about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. Reportable segments are defined as an operating segment that either (a) exceeds 10% of revenue, or (b) reported profit or loss in absolute amount exceeds 10% of profit of all operating segments that did not report a loss or (c) exceeds 10% of the combined assets of all operating segments. The Company’s operations relate to global trading services and solutions.

During the fourth quarter of 2015, the Company changed its internal reporting structure and the information provided to its chief operating decision maker. As a result the Company has changed its segment reporting structure to include three operating segments, retail, institutional and futures, rather than a single operating segment as had been previously reported. These operating segments are discussed in more detail below. The Company also reports information relating to general corporate services in a fourth component, corporate and other. Information in these consolidated financial statements reflects the information presented to the chief operating decision maker, and prior periods have been retrospectively adjusted to reflect the current segment structure. The chief operating decision maker does not review total assets by operating segment.

Retail Segment

Business in the retail segment is conducted primarily through the Company's FOREX.com and City Index brands. The Company provides its retail customers around the world with access to a diverse range of 12,500 global financial markets, including spot forex, precious metals and CFDs on commodities, indices, individual equities and interest rate products, as well as OTC options on forex. In the United Kingdom, the Company also offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment to residents of that country.

Institutional Segment

The institutional segment provides agency execution services and offers access to markets and self-directed trading in foreign exchange, commodities, equities, options and futures via an electronic communications network, or ECN, through the Company's GTX platform. The Company also offers high touch sales and trading aided by a team of sales employees.

Futures Segment

The futures segment offers execution and related services for exchange-traded futures and futures options on major U.S. and European exchanges. The Company offers futures services through its subsidiary, GAIN Capital Group, LLC, under the GAIN Capital Futures brand. In addition, in 2014, the Company expanded its futures business by acquiring majority interests in GAA and TT.

Corporate and other

Corporate and other provides general corporate services to the Company's segments and also includes eliminations between operating segments which were $(1.3) million, $(0.9) million and $(0.9) million for the twelve months ended December 31, 2015, 2014 and 2013. Corporate and other revenue primarily comprises foreign currency transaction gains and losses. During the twelve months ended December 31, 2015, corporate and other revenue also included a $6.7 million adjustment to the contingent consideration related to the Galvan acquisition.
Selected financial information by segment is presented in the following tables (amounts in thousands):

Retail
	Year Ended December 31,
	2015	2014	2013
Net revenue	$351,472	$296,941	$218,848

Employee compensation and benefits	67,515	61,989	44,924
Selling and marketing	26,129	19,574	21,761
Referral fees	87,175	78,553	41,459
Other operating expenses	76,301	51,561	33,148
Segment profit	$94,352	$85,264	$77,556

Institutional
	Year Ended December 31,
	2015	2014	2013
Net revenue	$35,072	$35,413	$29,213

Employee compensation and benefits	15,305	13,963	13,006
Selling and marketing	138	120	244
Referral fees	—	—	—
Other operating expenses	9,573	10,939	8,170
Segment profit	$10,056	$10,391	$7,793

Futures
	Year Ended December 31,
	2015	2014	2013
Net revenue	$45,797	36,016	23,360

Employee compensation and benefits	10,634	8,918	3,399
Selling and marketing	901	519	332
Referral fees	16,348	12,419	11,164
Other operating expenses	13,960	11,585	8,948
Segment profit	$3,954	$2,575	$(483)

Corporate and Other
	Year Ended December 31,
	2015	2014	2013
Other revenue	$(3,716)	$819	$(3,729)

Employee compensation and benefits	13,127	14,362	13,279
Selling and marketing	—	—	—
Referral fees	—	—	—
Other operating expenses	11,038	10,001	7,272
Loss	$(27,881)	$(23,544)	$(24,280)

Reconciliation of operating segment profit / (loss) to Income before income tax (benefit) / expense

	For the Fiscal Year Ended December 31,
	2015	2014	2013
Retail segment	$94,352	$85,264	$77,556
Institutional segment	10,056	10,391	7,793
Futures segment	3,954	2,575	(483)
Corporate and other	(27,881)	(23,544)	(24,280)
SEGMENT PROFIT	80,481	74,686	60,586
Depreciation and amortization	11,111	6,610	8,283
Purchased intangible amortization	16,550	8,080	2,906
Acquisition expenses	2,819	3,526	1,824
Restructuring expenses	3,482	2,334	450
Integration expenses	33,092	2,489	1,950
Impairment of investment	—	50	450
Change in fair value to contingent consideration	(6,722)	—	—
SNB bad debt provision	2,500	—	—
OPERATING PROFIT	17,649	51,597	44,723
Interest expense on long term borrowings	9,222	6,147	1,233
Gain on extinguishment of debt	—	—	2,000
INCOME BEFORE INCOME TAX EXPENSE	$8,427	$45,450	$45,490
Net revenue (loss) by geographic area for the years ended December 31, 2015, 2014 and 2013 is as follows ($ in thousands):

	2015	2014	2013
Net Revenue(1):
North America(2)	$107,534	$133,103	$153,449
Europe(3)	307,087	237,391	33,347
Other	20,726	(1,305)	80,895
Total Net Revenue	$435,347	$369,189	$267,691
(1) - Net revenue is attributed to individual countries based on the jurisdiction of the formation of the reporting entity that records the transaction
(2) - Includes U.S. net revenue of $107.5 million, $133.1 million, and $153.5 million for 2015, 2014, and 2013 respectively.
(3) - Includes UK net revenue of $307.3 million and $237.7 million, and $33.3 million for 2015, 2014, and 2013 respectively.
Long-lived assets by geographic area as of December 31, 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014
Long-lived assets(1):
North America(2)	6,370	16,729
Europe(3)	23,147	1,820
Other	850	247
Total long-lived assets	30,367	18,796
(1) - Long-lived assets are comprised of property, plant and equipment, net. They exclude goodwill, other intangible assets and other assets, which are not attributable to any one geographic location.
(2) - Includes U.S. long-lived assets of $6.4 million, $16.7 million for 2015 and 2014, respectively.
(3) - Includes UK long-lived assets of $23.1 million, $1.7 million for 2015 and 2014, respectively.

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for 2015 and 2014 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the Year Ended December 31, 2015 (As Restated)
Total non-interest revenue	$92,967	$111,452	$128,045	$102,712
Net revenue	$92,986	$111,457	$128,111	$102,793
Income/(loss) before income tax expense	$11,554	$(12,741)	$9,418	$196
Net income/(loss)	$5,809	$(12,481)	$2,784	$15,827
Net income attributable to non-controlling interest	$344	$416	$583	$317
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$5,465	$(12,897)	$2,201	$15,510
Basic net income/(loss) per share	$0.11	$(0.28)	$0.07	$0.32
Diluted net income/(loss) per share	$0.11	$(0.28)	$0.07	$0.32

For the Year Ended December 31, 2014 (As Restated)
Total non-interest revenue	$80,412	$70,005	$102,786	$115,157
Net revenue	$80,722	$70,264	$102,956	$115,275
Income/(loss) before income tax expense	$3,835	$(6,421)	$20,888	$27,149
Net income/(loss)	$577	$(7,583)	$10,348	$22,966
Net income attributable to non-controlling interest	$38	$164	$785	$446
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$539	$(7,747)	$9,563	$22,520
Basic net income/(loss) per share	$0.01	$(0.20)	$0.19	$0.54
Diluted net income/(loss) per share	$0.01	$(0.20)	$0.18	$0.51

As discussed in Note 2 to our audited consolidated financial statements under the heading "Restatement," the Company has restated its consolidated financial statements as of December 31, 2014, and for the years ending December 31, 2014 and 2013. The following table sets forth the impact of the restatement on the quarterly financial data for the interim periods in 2015 and 2014:

	As Reported	Tax Adjustments	Other Adjustments	As Restated
For the three months ended September 30, 2015
Total non-interest revenue	$127,865	$—	$180	$128,045
Net revenue	$127,931	$—	$180	$128,111
Income/(loss) before income tax expense	$9,215	$—	$203	$9,418
Net income/(loss)	$8,887	$(6,306)	$203	$2,784
Net income attributable to non-controlling interest	$583	$—	$—	$583
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$8,304	$(6,306)	$203	$2,201
Basic net income/(loss)per share	$0.20			$0.07
Diluted net income/(loss) per share	$0.20			$0.07

	As Reported	Tax Adjustments	Other Adjustments	As Restated
For the three months ended June 30, 2015
Total non-interest revenue	$111,559	$—	$(107)	$111,452
Net revenue	$111,564	$—	$(107)	$111,457
Income/(loss) before income tax expense	$(12,538)	$—	$(203)	$(12,741)
Net income/(loss)	$(8,414)	$(3,864)	$(203)	$(12,481)
Net income attributable to non-controlling interest	$416	$—	$—	$416
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$(8,830)	$(3,864)	$(203)	$(12,897)
Basic net income/(loss)per share	$(0.23)			$(0.28)
Diluted net income/(loss) per share	$(0.23)			$(0.28)

	As Reported	Tax Adjustments	Other Adjustments	As Restated
For the three months ended March 31, 2015
Total non-interest revenue	$92,933	$—	$34	$92,967
Net revenue	$92,952	$—	$34	$92,986
Income/(loss) before income tax expense	$11,498	$—	$56	$11,554
Net income/(loss)	$8,680	$(2,927)	$56	$5,809
Net income attributable to non-controlling interest	$344	$—	$—	$344
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$8,336	$(2,927)	$56	$5,465
Basic net income/(loss)per share	$0.19			$0.11
Diluted net income/(loss) per share	$0.18			$0.11

	As Reported	Tax Adjustments	Other Adjustments	As Restated
For the three months ended December 31, 2014
Total non-interest revenue	$114,725	$—	$432	$115,157
Net revenue	$114,751	$—	$524	$115,275
Income/(loss) before income tax expense	$26,456	$—	$693	$27,149
Net income/(loss)	$18,058	$4,162	$746	$22,966
Net income attributable to non-controlling interest	$446	$—	$—	$446
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$17,612	$4,162	$746	$22,520
Basic net income/(loss)per share	$0.44			$0.54
Diluted net income/(loss) per share	$0.42			$0.51

	As Reported	Tax Adjustments	Other Adjustments	As Restated
For the three months ended September 30, 2014
Total non-interest revenue	$103,388	$—	$(602)	$102,786
Net revenue	$103,650	$—	$(694)	$102,956
Income/(loss) before income tax expense	$21,470	$—	$(582)	$20,888
Net income/(loss)	$16,130	$(5,199)	$(583)	$10,348
Net income attributable to non-controlling interest	$785	$—	$—	$785
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$15,345	$(5,199)	$(583)	$9,563
Basic net income/(loss)per share	$0.35			$0.19
Diluted net income/(loss) per share	$0.33			$0.18

	As Reported	Tax Adjustments	Other Adjustments	As Restated
For the three months ended June 30, 2014
Total non-interest revenue	$69,504	$—	$501	$70,005
Net revenue	$69,763	$—	$501	$70,264
Income/(loss) before income tax expense	$(7,013)	$—	$592	$(6,421)
Net income/(loss)	$(4,992)	$(3,183)	$592	$(7,583)
Net income attributable to non-controlling interest	$164	$—	$—	$164
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$(5,156)	$(3,183)	$592	$(7,747)
Basic net income/(loss)per share	$(0.13)			$(0.20)
Diluted net income/(loss) per share	$(0.13)			$(0.20)

	As Reported	Tax Adjustments	Other Adjustments	As Restated
For the three months ended March 31, 2014
Total non-interest revenue	$81,087	$—	$(675)	$80,412
Net revenue	$81,397	$—	$(675)	$80,722
Income/(loss) before income tax expense	$5,140	$—	$(1,305)	$3,835
Net income/(loss)	$3,863	$(1,980)	$(1,305)	$577
Net income attributable to non-controlling interest	$38	$—	$—	$38
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$3,826	$(1,980)	$(1,305)	$539
Basic net income/(loss)per share	$0.10	$—		$0.01
Diluted net income/(loss) per share	$0.09			$0.01

24. SUBSEQUENT EVENTS

In March 2016, the Company announced the payment of a $0.05 dividend per share of Common Stock payable on March 29, 2016 to stockholders of record on March 25, 2016.

GAIN CAPITAL HOLDINGS, INC.
(Parent Company Only)
Condensed Balance Sheets
(in thousands, except share data)

	As of December 31,
	2015	2014 (As Restated)
ASSETS:
Cash and cash equivalents	$451	$1,184
Equity investments in subsidiaries	447,732	380,110
Receivables from affiliates	2,442	17,545
Prepaid assets	4	2
Income tax receivable	9,482	4,994
Deferred tax assets, net	13,563	5,911
Other assets	495	7,736
Total assets	$474,169	$417,482
LIABILITIES AND SHAREHOLDERS EQUITY:
Liabilities
Accrued compensation and benefits	$211	$51
Accrued expenses and other liabilities	20,438	37,154
Payable to affiliates	25,440	61,990
Convertible senior notes	121,996	68,367
Total liabilities	168,085	167,562
Commitments and contingent liabilities (see Note 3)
Shareholders' Equity
Common stock ($0.00001 par value; 120 million shares authorized, 52,072,884 shares issued and 48,771,015 shares outstanding as of December 31, 2015; 60 million shares authorized, 45,582,066 shares issued and 42,934,559 shares outstanding as of December 31, 2014)	—	—
Accumulated other comprehensive income	(5,865)	(1,513)
Additional paid-in capital	212,981	148,378
Treasury stock, at cost (3,301,869 shares at December 31, 2015 and 2,647,507 at December 31, 2014, respectively)	(21,808)	(16,720)
Retained earnings	120,776	119,775
Total shareholders' equity	306,084	249,920
Total liabilities and shareholders' equity	$474,169	$417,482

GAIN CAPITAL HOLDINGS, INC.
(Parent Company Only)
Condensed Statements of Income and Comprehensive Income
(in thousands)

	For the Fiscal Year Ended
	December 31,
	2015	2014 (As Restated)	2013 (As Restated)
REVENUE:
Dividends from subsidiaries	$38,642	$—	$37,099
Interest and other	178	90	181
Total revenue	$38,820	$90	$37,280
OPERATING EXPENSES:
Interest expense	63	64	63
Employee compensation and benefits	10,096	11,578	187
General and administrative	6,775	8,208	6,075
Total operating expenses	16,934	19,850	6,325
Interest expense on long term borrowings	9,222	6,147	1,233
Gain on extinguishment of debt	—	—	2,000
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	12,664	(25,907)	31,722
Income tax (benefit) / expense	(10,875)	(2,584)	10,325
NET INCOME/(LOSS) BEFORE UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	23,539	(23,323)	21,397
Undistributed earnings of subsidiaries	(13,260)	48,200	6,710
NET INCOME	10,279	24,877	$28,107
Other comprehensive (loss) / income
Foreign currency translation adjustment	(4,352)	(4,089)	$1,327
NET COMPREHENSIVE INCOME	$5,927	$20,788	$29,434

GAIN CAPITAL HOLDINGS, INC.
(Parent Company Only)
Condensed Statements of Cash Flows
(in thousands)

	For the Fiscal Year Ended
	December 31,
	2015	2014 (As Restated)	2013 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,279	$24,877	$28,107
Adjustments to reconcile net income to cash provided by operating activities
Undistributed earnings of subsidiaries	13,260	(48,200)	(6,710)
Gain on extinguishment of debt	—	—	(2,000)
Gain on foreign currency exchange rates	(66)	—	(274)
Deferred tax (benefit)/expense	(11,264)	4,867	1,448
Amortization of deferred finance costs	354	354	—
Stock compensation expense	3,680	3,452	2,975
Convertible note discount amortization	3,624	2,150	175
Changes in operating assets and liabilities:
Receivables from affiliates	37,548	(33,827)	19,278
Prepaid assets	(3)	127	(127)
Other assets	7,240	(10,123)	291
Income tax receivable	(9,069)	(771)	(9,742)
Accrued compensation and benefits	160	51	—
Accrued expenses and other liabilities	(4,876)	10,426	1,478
Payable to affiliates	(36,549)	61,990	—
Cash provided by operating activities	14,318	15,373	34,899
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment and funding of subsidiaries	7,081	(51,107)	(28,648)
Purchase of short term investments	—	(92)	—
Cash provided by / (used for) investing activities	7,081	(51,199)	(28,648)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior note issuance, net	—	—	77,900
Principal payment on notes payable	—	—	(31,200)
Contractual payments for acquisitions	(11,829)	—	—
Proceeds from exercise of stock options	2,386	2,087	2,539
Proceeds from employee stock purchase plan	789	740	302
Purchase of treasury stock	(5,088)	(1,251)	(7,189)
Tax benefit from employee stock option exercises	1,140	1,221	1,026
Dividend payments	(9,530)	(8,139)	(7,326)
Cash (used for)/provided by financing activities	(22,132)	(5,342)	36,052
(DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(733)	(41,168)	42,303
CASH AND CASH EQUIVALENTS — Beginning of year	1,184	42,352	49
CASH AND CASH EQUIVALENTS — End of year	$451	$1,184	$42,352
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:

Interest paid	$(4,538)	$(3,373)	$(556)
Taxes refunds received/taxes (paid)	$733	$(3,711)	$(5,562)
Non-cash financing activities related to acquisitions:
Seller provided financing	—	—	$33,200
Common stock issued as consideration for asset and business acquisitions	$45,100	$6,493	$34,771

SCHEDULE I —
GAIN CAPITAL HOLDINGS, INC.
(PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
1.    Basis of Presentation

Basis of Financial Information — The accompanying condensed financial statements of GAIN Capital Holdings, Inc. (“Parent Company”), including the notes thereto, should be read in conjunction with the consolidated financial statements of GAIN Capital Holdings, Inc. and Subsidiaries (the “Company”) and the related notes.

The condensed financial statements are prepared in accordance with accounting principles generally accepted in the U.S. which require the Company or Parent Company to make estimates and assumptions regarding valuations of certain financial instruments and other matters that affect the Parent Company Financial Statements and related disclosures. Actual results could differ from these estimates.

The Parent Company on a stand-alone basis, has accounted for majority-owned subsidiaries using the equity method of accounting.

Restatement

The Company has determined that there were errors in the Company's accounting for income taxes as of December 31, 2014 and for the years ended December 31, 2014 and 2013 and for certain quarters of 2015 under ASC 740 (ASC 740), Income Taxes. These errors relate primarily to the manner in which certain intercompany payables and receivables among domestic and overseas subsidiaries of the Company were treated for accounting and tax purposes during the impacted periods. The condensed financial statements of the Parent Company as of December 31, 2014 and for the years ended December 31, 2014 and 2013 included in this report have been restated to reflect the correction of these errors. In addition, certain other adjustments, previously determined to be immaterial individually and in the aggregate, have also been corrected in the restated condensed financial statements.

The following tables reflect the condensed financial statement line items impacted by the restatement. The column headed "Tax Adjustments" reflects the impact of the tax matters discussed above, while the "Other Adjustments" column reflects the impact of the other previously identified immaterial adjustments in the Condensed Balance Sheet and Condensed Statements of Income and Comprehensive Income. The column headed "Adjustments" reflects the impact of the tax matters discussed above as well as the impact of the other previously identified immaterial adjustments in the Condensed Statement of Cash Flows. For the avoidance of doubt, the following tables include only those line items impacted by the restatement.

Condensed Balance Sheet

	As of December 31, 2014
	As Reported	Tax Adjustment	Other Adjustments	As Restated
ASSETS:
Cash and cash equivalents	$1,235	$—	$(51)	$1,184
Equity investments in subsidiaries	381,240	—	(1,130)	380,110
Receivables from affiliates	18,533	(988)	—	17,545
Current tax receivable	5,084	(90)	—	4,994
Deferred tax assets, net	—	5,911	—	5,911
Other assets	15,703	(5,504)	(2,463)	7,736
Total assets	$421,797	$(671)	$(3,644)	$417,482
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Accrued expenses and other liabilities	25,435	12,170	(451)	37,154
Income tax payable	1,060	1,003	(2,063)	—
Total liabilities	156,903	13,173	(2,514)	167,562
Commitments and contingent liabilities
Shareholders’ equity
Accumulated other comprehensive income	(2,054)	541	—	(1,513)
Additional paid-in capital	152,684	(4,306)	—	148,378
Retained earnings	130,984	(10,079)	(1,130)	119,775
Total shareholders' equity	264,894	(13,844)	(1,130)	249,920
Total liabilities and shareholders’ equity	$421,797	$(671)	$(3,644)	$417,482

Condensed Statements of Income and Comprehensive Income

	For the Fiscal Year Ended December 31, 2014
	As Reported	Tax Adjustment	Other Adjustments	As Restated
Interest expense on long term borrowings	$5,893	$—	$254	$6,147
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	(25,653)	—	(254)	(25,907)
Income tax (benefit) / expense	(8,784)	6,200	—	(2,584)
NET INCOME/(LOSS) BEFORE UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(16,869)	(6,200)	(254)	(23,323)
Undistributed earnings of subsidiaries	48,495		(295)	48,200
NET INCOME	$31,626	$(6,200)	$(549)	$24,877
Other comprehensive (loss) / income, net of tax
Foreign currency translation adjustment	(4,630)	541	—	(4,089)
NET COMPREHENSIVE INCOME	$26,996	$(5,659)	$(549)	$20,788

	For the Fiscal Year Ended December 31, 2013
	As Reported	Tax Adjustment	Other Adjustments	As Restated
OPERATING EXPENSES:
Interest expense	1,199	—	(1,136)	63
Total operating expense	7,461	—	(1,136)	6,325
Interest expense on long term borrowings	—	—	1,233	1,233
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	31,819	—	(97)	31,722
Income tax (benefit) / expense	6,736	3,589	—	10,325
NET INCOME/(LOSS) BEFORE UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	25,083	(3,589)	(97)	21,397
Undistributed earnings of subsidiaries	6,228		482	6,710
NET INCOME	31,311	(3,589)	385	28,107
Other comprehensive (loss) / income, net of tax
NET COMPREHENSIVE INCOME	$32,638	$(3,589)	$385	$29,434

Condensed Statement of Cash Flows

	For the Fiscal Year Ended December 31, 2014
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,626	$(6,749)	$24,877
Adjustments to reconcile net income to cash provided by operating activities
Undistributed earnings of subsidiaries	(48,495)	295	(48,200)
Deferred taxes	2,508	2,359	4,867
Changes in operating assets and liabilities:
Receivables from affiliates	(18,533)	(15,294)	(33,827)
Other assets	(5,188)	(4,935)	(10,123)
Current tax receivable	(1,591)	820	(771)
Accrued compensation and benefits	(21)	72	51
Accrued expenses and other liabilities	1,762	8,664	10,426
Payable to affiliates	47,522	14,468	61,990
Cash provided by operating activities	15,673	(300)	15,373
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment and funding of subsidiaries	(46,726)	(4,381)	(51,107)
Cash used for investing activities	(46,818)	(4,381)	(51,199)
Effect of exchange rate changes on cash and cash equivalents	(4,630)	4,630	—
(DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(41,117)	(51)	(41,168)
CASH AND CASH EQUIVALENTS — Beginning of year	42,352	—	42,352
CASH AND CASH EQUIVALENTS — End of year	$1,235	$(51)	$1,184

	For the Fiscal Year Ended December 31, 2013
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,311	$(3,204)	$28,107
Adjustments to reconcile net income to cash provided by operating activities
Undistributed earnings of subsidiaries	6,228	(12,938)	(6,710)
Deferred taxes	(1,448)	2,896	1,448
Amortization of deferred finance costs	30	(30)	—
Stock compensation expense	2,896	79	2,975
Changes in operating assets and liabilities:
Receivables from affiliates	17,681	1,597	19,278
Prepaid assets	(127)	—	(127)
Other assets	(5,354)	5,645	291
Current tax receivable	2,055	(11,797)	(9,742)
Accrued expenses and other liabilities	(3,486)	4,964	1,478
Cash provided by operating activities	47,687	(12,788)	34,899
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment and funding of subsidiaries	(42,764)	14,116	(28,648)
Cash used for investing activities	(42,764)	14,116	(28,648)
Effect of exchange rate changes on cash and cash equivalents	1,328	(1,328)	—

3.    Transactions with Subsidiaries

The Parent Company has transactions with its subsidiaries determined on an agreed upon basis. Cash dividends from subsidiaries were $38.6 million, $0.0 million, and $37.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

4.    Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 18 to the Company’s consolidated financial statements.