Form 10-K/A
period 2015-12-31
GAIN Capital Holdings, Inc.
filed 2016-05-02
CIK 1444363

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
As of April 29, 2016, the registrant had 48,483,199 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Definitive Proxy Statement filed pursuant to Regulation 14A with the SEC on April 29, 2016 is incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

As used in this Amendment No. 1 to Form 10-K for the year ended December 31, 2015 (the “Form 10-K/A”), the terms “Company,” “our,” “us”, or “we” refer to GAIN Capital Holdings, Inc., a Delaware corporation and its consolidated subsidiaries.

As disclosed by the Company in its Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the “SEC”) on May 2, 2016, the Audit Committee of the Board of Directors of the Company concluded that the Company's previously issued consolidated financial statements as of and for the year ended December 31, 2015 should no longer be relied upon because the Company determined that there were errors in the quarterly financial data for the second, third and fourth quarters of 2015 and each quarter of 2014 that were included in unaudited Note 23 to those consolidated financial statements. These errors relate to the manner in which the Company presented, in such quarterly financial data, the allocation of the effects of the Company's previously announced restatement of its consolidated financial statements as of and for the years ended December 31, 2014 and 2013 relating to certain non-operating matters, principally technical accounting requirements for intercompany transactions between U.S. and non-U.S. affiliates. Accordingly, this Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2015, as originally filed with the SEC on March 17, 2016 (the “Original Filing”), to restate Note 23 to the consolidated financial statements for the year ended December 31, 2015. The errors in the quarterly financial data in Note 23 had no impact on, and no changes are required to, our full year financial results or any other information reported in the Original Filing.

Except as provided above and as provided under the caption "Documents Incorporated by Reference" and the related references in Part III, Items 10 through 15, this Form 10-K/A has not been updated to reflect events occurring after March 17, 2016, the date of the Original Filing. Therefore, this Form 10-K/A should be read in conjunction with filings we have made with the SEC subsequent to March 17, 2016.

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

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required to be included in this item is incorporated by reference to our definitive proxy statement, which was filed with the SEC on April 29, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required to be included in this item is incorporated by reference to our definitive proxy statement, which was filed with the SEC on April 29, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required to be included in this item is incorporated by reference to our proxy statement, which was filed with the SEC on April 29, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required to be included in this item is incorporated by reference to our proxy statement, which was filed with the SEC on April 29, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information to be included in this item is incorporated by reference to our proxy statement, which was filed with the SEC on April 29, 2016.

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

10.27
Executive Employment Agreement, dated May 5, 2015, by and between GAIN Capital Holdings, Inc. and Glenn Stevens (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015, No. 001-35008).**

10.28
Executive Employment Agreement, dated May 5, 2015, by and between GAIN Capital Holdings, Inc. and Samantha Roady (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015, No. 001-35008).**

10.29
Executive Employment Agreement, dated May 5, 2015, by and between GAIN Capital Holdings, Inc. and Diego Rotsztain (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015, No. 001-35008).**

10.30
Executive Employment Agreement, dated May 5, 2015, by and between GAIN Capital Holdings, Inc. and Jeffrey Scott (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015, No. 001-35008).**

10.31
Service Agreement, dated as of March 9, 2011, by and between City Index Limited and Nigel Rose (Incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 17, 2016, No. 001-35008).**

10.32
Asset Purchase Agreement, dated as of October 5, 2010, by and among GAIN Capital Group, LLC, GAIN Capital-Forex.com U.K., and GAIN Capital Forex.com Japan, Co. Ltd., and Capital Market Services, LLC, Capital Market Services UK Ltd., Capital Market Services International - BM, Ltd., and CMS Japan K.K. (Incorporated by reference to Exhibit 10.64 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

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

10.45
Separation and Release Agreement, dated as of October 1, 2015, by and between GAIN Capital Holdings, Inc. and Jason Emerson (Incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 17, 2016, No. 001-35008).**

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 17, 2016, No. 001-35008).

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of BDO LLP

31.1*	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Compensation related contract.

†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

+
XBRL (Extensible Business Reporting Language) information is furnished and not filed, and is not a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of May, 2016.

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

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

As discussed above, the information for the second, third and fourth quarters of 2015 and each quarter of 2014 has been restated to correct certain errors relating to the manner in which the Company originally presented the allocation of the effects of the Company's previously announced restatement of its consolidated financial statements as of and for the years ended December 31, 2014 and 2013. The errors in the quarterly financial data previously presented in this Note 23 had no impact on our full year financial results. The following table sets forth selected restated quarterly financial data for 2015 and 2014 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the Year Ended December 31, 2015 (As Restated)
Total non-interest revenue	$92,967	$111,452	$128,045	$102,712
Net revenue	$92,986	$111,457	$128,111	$102,793
Income/(loss) before income tax expense	$11,554	$(12,741)	$9,418	$196
Income tax (benefit)/expense	$5,745	$(6,039)	$7,862	$(11,080)
Net income/(loss)	$5,809	$(6,702)	$1,556	$11,276
Net income attributable to non-controlling interest	$344	$416	$583	$317
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$5,465	$(7,118)	$973	$10,959
Basic net income/(loss) per share	$0.11	$(0.16)	$0.05	$0.23
Diluted net income/(loss) per share	$0.11	$(0.16)	$0.05	$0.23

For the Year Ended December 31, 2014 (As Restated)
Total non-interest revenue	$80,412	$70,005	$102,786	$115,157
Net revenue	$80,722	$70,264	$102,956	$115,247
Income/(loss) before income tax expense	$3,833	$(6,421)	$20,887	$27,151
Income tax (benefit)/expense	$2,787	$(1,926)	$9,206	$9,073
Net income/(loss)	$1,046	$(4,495)	$11,681	$18,078
Net income attributable to non-controlling interest	$38	$164	$785	$446
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$1,008	$(4,659)	$10,896	$17,632
Basic net income/(loss) per share	$0.02	$(0.12)	$0.22	$0.42
Diluted net income/(loss) per share	$0.02	$(0.12)	$0.21	$0.40

As discussed in Note 2 to our audited consolidated financial statements under the heading "Restatement," the Company has restated its consolidated financial statements as of December 31, 2014, and for the years ending December 31, 2014 and 2013. The following table sets forth the impact of the restatement on the quarterly financial data for the interim periods in 2015 and 2014:

	As Reported	Tax Adjustments	Other Adjustments	As Restated
For the three months ended September 30, 2015
Total non-interest revenue	$127,865	$—	$180	$128,045
Net revenue	$127,931	$—	$180	$128,111
Income/(loss) before income tax expense	$9,215	$—	$203	$9,418
Income tax (benefit)/expense	$328	$7,534	$—	$7,862
Net income/(loss)	$8,887	$(7,534)	$203	$1,556
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$8,304	$(7,534)	$203	$973
Basic net income/(loss)per share	$0.20			$0.05
Diluted net income/(loss) per share	$0.20			$0.05

	As Reported	Tax Adjustments	Other Adjustments	As Restated
For the three months ended June 30, 2015
Total non-interest revenue	$111,559	$—	$(107)	$111,452
Net revenue	$111,564	$—	$(107)	$111,457
Income/(loss) before income tax expense	$(12,538)	$—	$(203)	$(12,741)
Income tax (benefit)/expense	$(4,124)	$(1,915)	$—	$(6,039)
Net income/(loss)	$(8,414)	$1,915	$(203)	$(6,702)
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$(8,830)	$1,915	$(203)	$(7,118)
Basic net income/(loss)per share	$(0.23)			$(0.16)
Diluted net income/(loss) per share	$(0.23)			$(0.16)

	As Reported	Tax Adjustments	Other Adjustments	As Restated
For the three months ended March 31, 2015
Total non-interest revenue	$92,933	$—	$34	$92,967
Net revenue	$92,952	$—	$34	$92,986
Income/(loss) before income tax expense	$11,498	$—	$56	$11,554
Income tax (benefit)/expense	$2,818	$2,927	$—	$5,745
Net income/(loss)	$8,680	$(2,927)	$56	$5,809
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$8,336	$(2,927)	$56	$5,465
Basic net income/(loss)per share	$0.19			$0.11
Diluted net income/(loss) per share	$0.18			$0.11

	As Reported	Tax Adjustments	Other Adjustments	As Restated
For the three months ended December 31, 2014
Total non-interest revenue	$114,725	$—	$432	$115,157
Net revenue	$114,723	$—	$524	$115,247
Income/(loss) before income tax expense	$26,456	$—	$695	$27,151
Income tax (benefit)/expense	$8,398	$728	$(53)	$9,073
Net income/(loss)	$18,058	$(728)	$748	$18,078
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$17,612	$(728)	$748	$17,632
Basic net income/(loss)per share	$0.44			$0.42
Diluted net income/(loss) per share	$0.42			$0.40

	As Reported	Tax Adjustments	Other Adjustments	As Restated
For the three months ended September 30, 2014
Total non-interest revenue	$103,388	$—	$(602)	$102,786
Net revenue	$103,650	$—	$(694)	$102,956
Income/(loss) before income tax expense	$21,470	$—	$(583)	$20,887
Income tax (benefit)/expense	$5,340	$3,866	$—	$9,206
Net income/(loss)	$16,130	$(3,866)	$(583)	$11,681
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$15,345	$(3,866)	$(583)	$10,896
Basic net income/(loss)per share	$0.35			$0.22
Diluted net income/(loss) per share	$0.33			$0.21

	As Reported	Tax Adjustments	Other Adjustments	As Restated
For the three months ended June 30, 2014
Total non-interest revenue	$69,504	$—	$501	$70,005
Net revenue	$69,763	$—	$501	$70,264
Income/(loss) before income tax expense	$(7,013)	$—	$592	$(6,421)
Income tax (benefit)/expense	$(2,021)	$95	$—	$(1,926)
Net income/(loss)	$(4,992)	$(95)	$592	$(4,495)
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$(5,156)	$(95)	$592	$(4,659)
Basic net income/(loss)per share	$(0.13)			$(0.12)
Diluted net income/(loss) per share	$(0.13)			$(0.12)

	As Reported	Tax Adjustments	Other Adjustments	As Restated
For the three months ended March 31, 2014
Total non-interest revenue	$81,087	$—	$(675)	$80,412
Net revenue	$81,397	$—	$(675)	$80,722
Income/(loss) before income tax expense	$5,139	$—	$(1,306)	$3,833
Income tax (benefit)/expense	$1,276	$1,511	$—	$2,787
Net income/(loss)	$3,863	$(1,511)	$(1,306)	$1,046
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$3,825	$(1,511)	$(1,306)	$1,008
Basic net income/(loss)per share	$0.10			$0.02
Diluted net income/(loss) per share	$0.09			$0.02

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