Form 10-Q/A
period 2015-03-31
GAIN Capital Holdings, Inc.
filed 2016-05-03
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

As used in this Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2015 (the “Form 10-Q/A”), the terms “Company,” “our,” “us”, or “we” refer to GAIN Capital Holdings, Inc., a Delaware corporation and its consolidated subsidiaries.

As disclosed by the Company in its Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016, and as amended on May 2, 2016, the Audit Committee of the Board of Directors of the Company concluded that the Company's previously issued unaudited condensed consolidated financial statements for the first three quarters of 2015 should no longer be relied upon because the Company determined that there were errors in the manner in which the Company accounted for income taxes during those periods under ASC 740, Income Taxes (ASC 740). Accordingly, this Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as originally filed with the SEC on May 11, 2015 (the “Original Filing”), to restate our unaudited condensed consolidated financial statements for the quarter ended March 31, 2015 and to make corresponding revisions to certain other disclosures in the Original Filing. As further described in Note 2, the restated unaudited condensed consolidated financial statements reflect changes to certain revenue and expense items, the net result of which is to decrease net income applicable to GAIN Capital Holdings, Inc. for the three months ended March 31, 2015 from $8.3 million to $5.5 million, and basic and diluted earnings per share for the three months ended March 31, 2015 from $0.19 to $0.11 and $0.18 to $0.11, respectively.

This Form 10-Q/A amends and restates in its entirety each section of the Original Filing that was required to be revised as a result of the restatement, but each section that has been restated has been updated solely to reflect the changes described in Note 2. Except as provided above, this Form 10-Q/A has not been updated to reflect events occurring after May 11, 2015, the date of the Original Filing. Therefore, this Form 10-Q/A should be read in conjunction with filings we have made with the SEC subsequent to May 11, 2015.

GAIN Capital Holdings, Inc.
FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2015 (As Restated) and December 31, 2014 (As Restated)	5
	Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2015 (As Restated) and 2014 (As Restated)	6
	Condensed Consolidated Statement of Changes in Shareholders' Equity for the three months ended March 31, 2015 (As Restated)	8
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 (As Restated) and 2014 (As Restated)	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4.	Controls and Procedures	54

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	54
Item 6.	Exhibits	57

SIGNATURES		56

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION
GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of March 31, 2015 (As Restated)	As of December 31, 2014 (As Restated)
ASSETS:
Cash and cash equivalents	$90,059	$139,351
Cash and securities held for customers	826,796	759,559
Short term investments, at fair value	174	174
Receivables from brokers, of which ($1,454) and $717, respectively, are open contracts at fair value	176,196	134,908
Property and equipment, net of accumulated depreciation of ($33,439) and ($31,544), respectively	17,928	18,796
Prepaid assets	3,006	2,537
Goodwill	33,561	33,579
Intangible assets, net of accumulated amortization of ($14,274) and ($12,670), respectively	58,524	60,806
Other assets, net of allowance for doubtful accounts of ($4,900) and ($4,555), respectively	29,263	33,591
Total assets	$1,235,507	$1,183,301
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers, of which ($76,053) and ($102,722), respectively, are open contracts at fair value	$826,796	$759,559
Accrued compensation and benefits	5,767	16,912
Accrued expenses and other liabilities	65,779	76,195
Income tax payable	2,472	1,010
Convertible senior notes	69,021	68,367
Total liabilities	$969,835	$922,043
Commitments and contingent liabilities
Redeemable non-controlling interests	$11,796	$11,338
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized; 46,253,444 shares issued and 43,655,269 shares outstanding as of March 31, 2015; 45,582,066 shares issued and 42,934,559 shares outstanding as of December 31, 2014)	$—	$—
Accumulated other comprehensive loss	(3,761)	(1,513)
Additional paid-in capital	151,870	148,378
Treasury stock, at cost (2,596,175 shares at March 31, 2015 and 2,647,507 at December 31, 2014, respectively)	(16,720)	(16,720)
Retained earnings	122,487	119,775
Total shareholders’ equity	253,876	249,920
Total liabilities and shareholders’ equity	$1,235,507	$1,183,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015 (As Restated)	2014 (As Restated)
REVENUE:
Trading revenue	$66,220	$50,529
Commission revenue	28,113	29,800
Other revenue	(1,366)	83
Total non-interest revenue	92,967	80,412
Interest revenue	337	363
Interest expense	318	53
Total net interest revenue	19	310
Net revenue	$92,986	$80,722
EXPENSES:
Employee compensation and benefits	$22,139	$21,590
Selling and marketing	4,558	6,116
Referral fees	26,578	20,568
Trading expenses	6,975	6,888
General and administrative	9,371	9,441
Depreciation and amortization	1,975	1,695
Purchased intangible amortization	2,151	1,204
Communications and technology	2,758	3,994
Bad debt provision	3,324	580
Acquisition expenses	37	426
Restructuring expenses	—	1,478
Integration expenses	64	1,450
Total operating expense	79,930	75,430
OPERATING PROFIT	13,056	5,292
Interest on long term borrowings	1,502	1,459
INCOME BEFORE INCOME TAX EXPENSE	11,554	3,833
Income tax expense	5,745	2,787
NET INCOME	5,809	1,046
Net income attributable to non-controlling interests	344	38
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	5,465	1,008
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(2,248)	1,302
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$3,217	$2,310
Earnings per common share:
Basic	$0.11	$0.02
Diluted	$0.11	$0.02
Weighted average common shares outstanding used in computing earnings per common share:
Basic	43,206,628	39,543,586

Diluted	44,150,505	42,627,628
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE—December 31, 2014 (As Restated)	42,934,559	$—	$(16,720)	$148,378	$119,775	$(1,513)	$249,920
Exercise of options	345,349	—	—	1,584	—	—	1,584
Conversion of restricted stock into common stock	375,361	—	—	—	—	—	—
Stock compensation expense	—	—	—	1,204	—	—	1,204
Foreign currency translation adjustment	—	—	—	—	—	(2,248)	(2,248)
Tax benefit of stock options exercises	—	—	—	704	—	—	704
Other					(59)		(59)
Dividend declared ($0.05 quarterly dividend per share)	—	—	—	—	(2,170)	—	(2,170)
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	5,465	—	5,465
Adjustment to the redemption value of put options	—	—	—	—	(524)	—	(524)
BALANCE—March 31, 2015 (As Restated)	43,655,269	$—	$(16,720)	$151,870	$122,487	$(3,761)	$253,876
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gain Capital Holdings, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015 (As Restated)	2014 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,809	$1,046
Adjustments to reconcile net income to cash (used for) provided by operating activities
Loss on foreign currency exchange rates	2,028	634
Depreciation and amortization	4,126	4,060
Deferred taxes	201	(1,014)
Amortization of deferred financing costs	89	88
Convertible senior notes discount amortization	566	524
Bad debt provision	3,324	580
Stock compensation expense	1,204	1,005
Changes in operating assets and liabilities:
Cash and securities held for customers	(78,066)	(66,979)
Receivables from brokers	(44,916)	16,985
Prepaid assets	(495)	565
Other assets	2,265	(6,504)
Payables to customers	78,066	66,878
Accrued compensation and benefits	(11,096)	(5,914)
Accrued expenses and other liabilities	(1)	989
Income tax payable	814	1,509
Cash (used for)/provided by operating activities	(36,082)	14,452
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,214)	(3,164)
Sale of treasury bills	—	63
Funding of acquisitions, net of cash acquired	(89)	(6,336)
Cash used for investing activities	(1,303)	(9,437)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,584	211
Tax benefit from employee stock option exercises	704	916
Contractual payments for acquisitions	(9,800)	—
Distributions to non-controlling interest holders	(410)	—
Dividend payments	(2,170)	(1,980)
Cash used for financing activities	(10,092)	(853)
Effect of exchange rate changes on cash and cash equivalents	(1,815)	302
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(49,292)	4,464
CASH AND CASH EQUIVALENTS—Beginning of period	139,351	39,871
CASH AND CASH EQUIVALENTS—End of period	$90,059	$44,335
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$(34)	$—
Taxes	$(1,923)	$(2,493)
Non-cash financing activities:
Common stock issued as consideration for asset and business acquisitions	$—	$1,241
Adjustment to redemption value of non-controlling interests	(524)	$(103)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business

GAIN Capital Holdings, Inc., (together with its subsidiaries, the “Company”) is a Delaware corporation formed and incorporated on March 24, 2006. GAIN Holdings, LLC is a wholly-owned subsidiary of GAIN Capital Holdings, Inc., and it owns all outstanding membership units of GAIN Capital Group, LLC (“Group, LLC”), the Company's primary regulated entity in the United States of America.
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

2. RESTATEMENT

Subsequent to the date of the Original Filing, the Company has determined that there were errors in the manner in which the Company accounted for income taxes as of and for the quarters ended March 31, 2015 and 2014 under ASC 740, Income Taxes (ASC 740). These errors related primarily to the manner in which certain intercompany payables and receivables among domestic and overseas subsidiaries of the Company were treated for accounting and tax purposes during the impacted periods.

The previously filed unaudited interim condensed consolidated financial statements of the Company as of and for the quarters ended March 31, 2015 and March 31, 2014 included in this report have been restated to reflect the correction of these errors. In addition, certain other adjustments, previously determined to be immaterial individually and in the aggregate, have also been corrected in the restated financial statements.

The following tables reflect the financial statement line items impacted by the restatement. The column headed "Tax
Adjustment" reflects the impact of the tax matters discussed above, while the "All Other Adjustments" column reflects the impact of the other previously identified immaterial adjustments in the Unaudited Interim Condensed Consolidated Balance Sheet and Unaudited Interim Condensed Consolidated Statements of Income and Comprehensive Income. The column headed "Adjustments" reflects the impact of the tax matters discussed above as well as the impact of the other previously identified immaterial adjustments in the Condensed Consolidated Statement of Cash Flows. For the avoidance of doubt, the following tables include only those line items impacted by the restatement.

Condensed Consolidated Balance Sheet

	As of March 31, 2015
	As Reported	Tax Adjustment	Other Adjustments	As Restated
ASSETS:
Goodwill	33,653	(92)	—	33,561
Other assets, net of allowance for doubtful accounts	32,950	(289)	(3,398)	29,263
Total assets	$1,239,286	$(381)	$(3,398)	$1,235,507
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Accrued expenses and other liabilities	54,386	14,791	(3,398)	65,779
Income tax payable	869	1,603	—	2,472
Total liabilities	$956,839	$16,394	$(3,398)	$969,835
Redeemable non-controlling interests	10,467	—	1,329	11,796
Shareholders’ equity
Accumulated other comprehensive loss	(4,302)	541	—	(3,761)
Additional paid-in capital	156,176	(4,306)	—	151,870
Retained earnings	136,826	(13,010)	(1,329)	122,487
Total shareholders’ equity	271,980	(16,775)	(1,329)	253,876
Total liabilities and shareholders’ equity	$1,239,286	$(381)	$(3,398)	$1,235,507

	As of December 31, 2014
	As Reported	Tax Adjustment	Other Adjustments	As Restated
ASSETS:
Cash and cash equivalents	$139,403	$—	$(52)	$139,351
Goodwill	34,567	(988)	—	33,579
Other assets, net of allowance for doubtful accounts	35,137	917	(2,463)	33,591
Total assets	$1,185,887	$(71)	$(2,515)	$1,183,301
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Accrued expenses and other liabilities	64,476	12,170	(451)	76,195
Income tax payable	1,470	1,603	(2,063)	1,010
Total liabilities	$910,784	$13,773	$(2,514)	$922,043
Redeemable non-controlling interests	10,209	—	1,129	11,338
Shareholders’ equity
Accumulated other comprehensive loss	(2,054)	541	—	(1,513)
Additional paid-in capital	152,684	(4,306)	—	148,378
Retained earnings	130,984	(10,079)	(1,130)	119,775
Total shareholders’ equity	264,894	(13,844)	(1,130)	249,920
Total liabilities and shareholders’ equity	$1,185,887	$(71)	$(2,515)	$1,183,301

Condensed Consolidated Statements of Income and Comprehensive Income

	Three Months Ended March 31, 2015
	As Reported	Tax Adjustment	Other Adjustments	Restated
REVENUE:
Trading revenue	$66,113	$—	$107	$66,220
Commission revenue	28,186		$(73)	28,113
Total non-interest revenue	92,933	—	34	92,967
Net revenue	$92,952	$—	$34	$92,986
EXPENSES:
Trading expenses	7,048	—	(73)	6,975
General and administrative	9,320	—	51	9,371
Total operating expense	79,952	—	(22)	79,930
OPERATING PROFIT	13,000	—	56	13,056
INCOME BEFORE INCOME TAX EXPENSE	11,498	—	56	11,554
Income tax expense	2,818	2,927	—	5,745
NET INCOME	8,680	(2,927)	56	5,809
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	8,336	(2,927)	56	5,465
Other comprehensive (loss)/income:
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$6,088	$(2,927)	$56	$3,217
Earnings per common share:
Basic	$0.19			$0.11
Diluted	$0.18			$0.11

	Three Months Ended March 31, 2014
	As Reported	Tax Adjustment	Other Adjustments	Restated
REVENUE:
Trading revenue	$51,204	$—	$(675)	$50,529
Total non-interest revenue	81,087	—	(675)	80,412
Net revenue	$81,397	$—	$(675)	$80,722
EXPENSES:
Employee compensation and benefits	$21,842	$—	$(252)	$21,590
Referral fees	20,688	—	(120)	20,568
General and administrative	9,207	—	234	9,441
Depreciation and amortization	2,210	—	(515)	1,695
Purchased intangible amortization	1,039	—	165	1,204
Restructuring expenses	359	—	1,119	1,478
Total operating expense	74,799	—	631	75,430
OPERATING PROFIT	6,598	—	(1,306)	5,292
INCOME BEFORE INCOME TAX EXPENSE	5,139	—	(1,306)	3,833
Income tax expense	1,276	1,511	—	2,787
NET INCOME	3,863	(1,511)	(1,306)	1,046
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	3,825	(1,511)	(1,306)	1,008
Other comprehensive (loss)/income:
Foreign currency translation adjustment	1,302	—	—	1,302
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$5,127	$(1,511)	$(1,306)	$2,310
Earnings per common share:
Basic	$0.10			$0.02
Diluted	$0.09			$0.02

Condensed Statement of Changes in Shareholders' Equity

	Additional Paid in Capital		Retained Earnings		Accumulated Other Comprehensive Income/(Loss)		Total
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
BALANCE—December 31, 2014	$152,684	$148,378	$130,984	$119,775	$(2,054)	$(1,513)	$264,894	$249,920
BALANCE—March 31, 2015	$156,176	$151,870	$136,826	$122,487	$(4,302)	$(3,761)	$271,980	$253,876

Condensed Statement of Cash Flows

	Three Months Ended March 31, 2015
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,680	$(2,871)	$5,809
Adjustments to reconcile net income to cash provided by / (used for) operating activities
Deferred taxes	818	(617)	201
Changes in operating assets and liabilities:
Cash and securities held for customers	(77,551)	(515)	(78,066)
Receivables from brokers	(44,806)	(110)	(44,916)
Other assets	(1,080)	3,345	2,265
Payables to customers	77,551	515	78,066
Accrued expenses and other liabilities	189	(190)	(1)
Income tax payable	(633)	1,447	814
Cash provided by / (used for) operating activities	(37,086)	1,004	(36,082)
Effect of exchange rate changes on cash and cash equivalents	(863)	(952)	(1,815)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(49,344)	52	(49,292)
CASH AND CASH EQUIVALENTS—Beginning of period	139,403	(52)	139,351
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Adjustment to redemption value of non-controlling interests	$(324)	$(200)	$(524)

	Three Months Ended March 31, 2014
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,863	$(2,817)	$1,046
Adjustments to reconcile net income to cash provided by / (used for) operating activities
Depreciation and amortization	4,410	(350)	4,060
Deferred taxes	(1,990)	976	(1,014)
Changes in operating assets and liabilities:
Receivables from brokers	16,764	221	16,985
Other assets	(5,554)	(950)	(6,504)
Payables to customers	66,979	(101)	66,878
Accrued compensation and benefits	(6,747)	833	(5,914)
Accrued expenses and other liabilities	(1,699)	2,688	989
Income tax payable	2,566	(1,057)	1,509
Cash (used for)/provided by operating activities	15,009	(557)	14,452
Acquisitions, net of cash acquired	(6,501)	165	(6,336)
Cash (used for)/provided by investing activities	9,602	(165)	9,437
Effect of exchange rate changes on cash and cash equivalents	465	(163)	302
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	5,019	(555)	4,464
CASH AND CASH EQUIVALENTS—End of year	$44,890	$(555)	$44,335
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Adjustment to redemption value of non-controlling interests	$—	$(103)	$(103)

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

4. ADDITIONAL FINANCIAL INFORMATION
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

The Company did not designate any of its derivatives as hedging instruments at March 31, 2015 or December 31, 2014. Net gains/(losses) with respect to derivative instruments reflected in Trading Revenue in the accompanying condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2015 and 2014 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Derivative Instruments:
Foreign currency exchange contracts	$36,073	$40,064
CFD contracts	24,341	6,261
Metals contracts	5,806	4,204
Total	$66,220	$50,529
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
Depreciation and amortization expense for property and equipment was $2.0 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively.
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
Amortization expense for the purchased intangibles was $2.2 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.

Goodwill
Goodwill is calculated as the difference between the cost of acquisition of an acquired business and the fair value of the net identifiable assets of that business. As of March 31, 2015 and December 31, 2014, the Company had recorded goodwill of approximately $33.6 million and $33.6 million, respectively.
Other Assets
Other assets consisted of the following as of (amounts in thousands):

	March 31, 2015	December 31, 2014
Vendor and security deposits	$3,376	$3,373
Current tax receivable	4,554	5,163
Deferred tax assets	7,493	6,308
Indemnification asset	—	8,792
GTX trade receivables	6,478	4,190
Customer debit positions	6,348	6,594
Allowance for doubtful customer debit positions	(4,900)	(4,555)
Miscellaneous receivables and other assets	5,914	3,726
	$29,263	$33,591

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

5. RELATED PARTY TRANSACTIONS
Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company, which are recorded in Payables to customers, brokers, dealers, FCMs and other regulated entities on the condensed consolidated balance sheets. The aggregate amount of these funds was $4.9 million and $3.6 million at March 31, 2015 and December 31, 2014, respectively.

6. ACQUISITIONS

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
Unaudited pro forma income statement line items for the three months ended March 31, 2014 were as follows (amounts in thousands):

For the Three Months Ended March 31,
2014
REVENUE:
Total non-interest revenue	$85,813
Interest revenue	370
Interest expense	275
Total net interest revenue	95
Net revenue	85,908
EXPENSES:
Depreciation and amortization	1,711
Purchased intangible amortization	1,518
Other expense items	77,515
Total operating expense	80,744
OPERATING PROFIT	5,164
Interest on long term borrowings	1,459
INCOME BEFORE INCOME TAX EXPENSE	3,705
Income tax expense	3,390
NET INCOME	315
Net income attributable to non-controlling interest	26
Net income applicable to Gain Capital Holdings, Inc.	$289

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
Unaudited pro forma income statement line items for the three months ended March 31, 2015 and March 31, 2014 were as follows (amounts in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2015	2014
REVENUE:
Total non-interest revenue	$129,820	$110,239
Interest revenue	420	798
Interest expense	864	678
Total net interest revenue	(444)	120
Net revenue	129,376	110,359
EXPENSES:
Depreciation and amortization	2,619	2,981
Purchased intangible amortization	3,319	2,372
Other expense items	109,423	103,513
Total operating expense	115,361	108,866
OPERATING PROFIT	14,015	1,493
Interest on long term borrowings	2,513	2,443
INCOME BEFORE INCOME TAX EXPENSE	11,502	(950)
Income tax expense	7,219	1,644
NET INCOME	4,283	(2,594)
Net income attributable to non-controlling interest	344	38
Net income applicable to Gain Capital Holdings, Inc.	$3,939	$(2,632)

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

7. NON-CONTROLLING INTEREST

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

The non-controlling interests' carrying value is determined by the Company's purchase prices, the non-controlling interests' share of the acquired companies' subsequent net income and distributions to non-controlling interest holders. This value is benchmarked against the redemption value of the sellers' put options. The carrying values are adjusted to the latter, provided that they do not fall below the initial carrying values, as determined by the Company's purchase price allocation. The Company has made a policy election to reflect any changes caused by such an adjustment in retained earnings, rather than in current earnings. The Company recorded an adjustment of $0.5 million for the three months ended March 31, 2015.

The table below reflects the non-controlling interests' effects on the Company's financial statements (amounts in thousands):

Redeemable non-controlling interests
January 1, 2015	$11,338
Adjustment to the redemption value of non-controlling interests	524
Net income attributable to non-controlling interests	344
Distributions to non-controlling interest holders	(410)
March 31, 2015	$11,796

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

Interest expense related to the Convertible Senior Notes, included in Interest on long term borrowings in the condensed consolidated statements of operations and comprehensive income was as follows (amounts in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Interest expense - stated coupon rate	$825	$825
Interest expense - amortization of deferred bond discount and costs	588	634
Total interest expense - convertible senior notes	$1,413	$1,459

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
The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the Three Months Ended March 31,
	2015	2014
Net income applicable to GAIN Capital Holdings, Inc.	$5,465	$1,008
Adjustment to the redemption value of non-controlling interests (1)	(524)	(103)
Earnings available to common shareholders	$4,941	$905
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	43,206,628	39,543,586
Effect of dilutive securities:
Stock options	581,086	956,445
RSUs/RSAs	362,791	2,127,597
Diluted weighted average common shares outstanding	44,150,505	42,627,628
Earnings per common share
Basic	$0.11	$0.02
Diluted	$0.11	$0.02

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

11. INCOME TAXES
The Company’s provision for income taxes was approximately $5.7 million and $2.8 million for the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively. These amounts reflect effective tax rates of 49.7% and 72.7% for the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively, and reflect the Company's estimate of the annual effective tax rate adjusted for certain discrete items. Changes in the Company's effective rate arise primarily from changes in the geographic mix of revenues and expenses.
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

Key Income Statement Line Items and Key Operating Metrics
The following table sets forth key financial metrics for our business for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Net revenue	$92,986	$80,722
Net income applicable to GAIN Capital Holdings, Inc.	$5,465	$1,008
Revenue
We generate revenue from trading revenue, commission revenue, other revenue and interest revenue.
Trading Revenue

Trading revenue is our largest source of revenue and has historically been generated primarily in our retail forex business. As a result of our acquisitions of GFT and City Index, we expect trading revenue generated by non-forex products, particularly CFDs relating to equity indices, single stock equities and commodities, to materially increase in future periods. Trading revenue represented 71.2% and 62.6% of our total net revenue for the three months ended March 31, 2015 and March 31, 2014, respectively.

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

RESULTS OF OPERATIONS
Restatement
As discussed in Note 2 to our unaudited condensed consolidated financial statements under the heading "Restatement," we have restated our financial statements as of and for the ended March 31, 2015 and March 31, 2014. The information below reflects our restated results of operations.
Revenue

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
REVENUE:
Trading revenue	$66,220	$50,529
Commission revenue	28,113	29,800
Other revenue	(1,366)	83
Total non-interest revenue	92,967	80,412
Interest revenue	337	363
Interest expense	318	53
Total net interest revenue	19	310
Net revenue	$92,986	$80,722
Our total net revenue increased $12.3 million, or 15.2%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014.
Trading revenue for the three months ended March 31, 2015 increased $15.7 million, or 31.1%, compared to the three months ended March 31, 2014. The increase was primarily a result of improved market conditions and increased customer trading activity.
Commission revenue decreased $1.7 million, or 5.7%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The decrease was primarily due to a decrease in revenue from our sales trader business of $9.0 million, which primarily resulted from a repositioning of that business in the fourth quarter of 2014 that is intended to enhance overall profitability and capital efficiency going forward. This decrease was partially offset by (i) an increase in revenue from our futures businesses of approximately $3.8 million, reflecting our acquistion of 55% interests in GAA and Top Third in March 2014, as well as organic growth in our existing futures business, (ii) approximately $2.3 million in revenue from Galvan, acquired in July 2014, and (iii) a $1.3 million increase in commission revenue from our GTX business.
Other revenue decreased $1.4 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was primarily due to the impact of foreign currency revaluation.

Expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
Total Operating Expenses	$79,930	$75,430
As a percentage of net revenue	86.0%	93.4%
Our total operating expenses for the three months ended March 31, 2015 increased $4.5 million, or 6.0%, compared to the three months ended March 31, 2014, primarily due to the effects of the acquisitions described above.
The increase in operating expenses consisted primarily of an increase of $6.0 million in referral fees, an increase of $2.7 million in bad debt provision, an increase of $0.9 million in purchased intangible amortization, an increase of $0.5 million in employee compensation and benefits, and an increase of $0.1 million in trading expenses. These increases were partially offset by a decrease of $1.6 million in selling and marketing expenses, a decrease of $1.4 million in integration expenses, a decrease of $1.2 million in communication and technology expenses, a decrease of $0.4 million in acquisition expenses and a decrease of $1.5 million in restructuring expenses. The causes of these changes in expenses are discussed in more detail below.
Employee Compensation and Benefits

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
Employee compensation and benefits	$22,139	$21,590
As a percentage of net revenue	23.8%	26.7%
Employee compensation and benefits for the three months ended March 31, 2015 increased $0.5 million, or 2.5%, compared to the three months ended March 31, 2014. The increase was primarily due to the compensation and benefits for the additional employees acquired in the acquisitions of GAA, Top Third and Galvan, partially offset by the impact of restructuring activities performed in the third quarter of 2014.
Referral fees

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
Referral fees	$26,578	$20,568
As a percentage of net revenue	28.6%	25.5%
Referral fees for the three months ended March 31, 2015 increased $6.0 million, or 29.2%, compared to the three months ended March 31, 2014. This increase was primarily a result of greater customer trading volume directed to us by our white label partners and introducing brokers.
Trading expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
Trading expenses	$6,975	$6,888
As a percentage of net revenue	7.5%	8.5%
Trading expenses for the three months ended March 31, 2015 increased $0.1 million, or 1.3%, compared to the three months ended March 31, 2014. The increase was due to a $1.0 million increase in exchange and clearing fees from our futures business, primarily due to an increase in volume, partially offset by a reduction in our retail trading expenses. Retail trading expenses relate to exchange fees paid to stock exchanges and other third-parties for exchange market data that we provide to our customers or use to create our own derived data products. The reduction was due to the realization of synergies following the GFT acquisition.
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

Selling and Marketing Expense

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
Selling and marketing	$4,558	$6,116
As a percentage of net revenue	4.9%	7.6%
Selling and marketing expense for the three months ended March 31, 2015 decreased $1.6 million, or 25.5%, compared to the three months ended March 31, 2014. The decrease in selling and marketing expenses was primarily due to the continued optimization of our direct marketing efforts.
Purchased Intangible Amortization

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
Purchased intangible amortization	$2,151	$1,204
As a percentage of net revenue	2.3%	1.5%
Purchased intangible amortization for the three months ended March 31, 2015 increased $0.9 million compared to the three months ended March 31, 2014. This increase was primarily due to an increase in amortization relating to the acquisitions of GAA, Top Third, Galvan and the Valaquenta and Forexster intellectual property rights.
Depreciation and Amortization

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
Depreciation and amortization	$1,975	$1,695
As a percentage of net revenue	2.1%	2.1%
Depreciation and amortization increased $0.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to an increase in amortization relating to the acquisitions of GAA, Top Third, and Galvan.
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
Restructuring Expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2015	2014
Restructuring expenses	$—	$1,478
As a percentage of net revenue	—%	1.8%
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

Entity Name	Cash	Undistributed Earnings
GAIN Capital-Forex.com U.K., Ltd.	$453.2	$81.2
Forex.com Japan Co., Ltd.	62.3	—
GAIN Capital Forex.com Australia, Pty. Ltd.	24.7	—
GFT Global Markets Asia Pte., Ltd.	9.3	—
GAIN Capital-Forex.com Hong Kong, Ltd.	3.0	—
GAIN Capital-Forex.com Canada Ltd.	5.1	—
Galvan Research and Trading Ltd.	1.2	4.1
GAIN Global Markets, Inc.	0.3	—
Faraday Research LLP	0.2	0.5
GTX Bermuda Ltd.	0.7	3.3
Gain Global Markets Bermuda, Ltd.	3.0	—
Total	$563.0	$89.1
At March 31, 2015, we had approximately $89.1 million of undistributed earnings of our foreign subsidiaries indefinitely invested outside the United States. These earnings are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. No provision has been made for U.S. taxes that would arise if these earnings were repatriated to the United States. If these earnings had been repatriated into the United States as of March 31, 2015, in the form of dividends or otherwise, the Company would have been subject to additional income taxes of approximately $6.8 million.
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
The table set forth below provides information regarding our total available liquidity as of March 31, 2015 and as of December 31, 2014. We use this non-GAAP measure to evaluate our business operations and our ability to continue to grow through acquisitions (amounts in millions):

	As of March 31, 2015	As of December 31, 2014
Cash & cash equivalents	$90.1	$139.4
Cash & securities held for customers	826.8	759.6
Short term investments(1)	0.2	0.2
Receivable from banks & brokers(2)	176.2	134.9
Total operating cash	1,093.3	1,034.1
Less: Cash & securities held for customers	(826.8)	(759.6)
Net operating cash	266.5	274.5
Less: Minimum regulatory capital requirements	(63.3)	(76.3)
Convertible Senior Notes(3)	(80.0)	(80.0)
Available Liquidity(4)	$123.2	$118.2

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

Cash Flow
The following table sets forth a summary of our cash flow for the three months ended March 31, 2015 and the three months ended March 31, 2014 (amounts in thousands):

	For the Three Months Ended March 31,
	2015	2014
Cash (used for) provided by operating activities	$(36,082)	$14,452
Cash used for investing activities	(1,303)	(9,437)
Cash used for financing activities	(10,092)	(853)
Effect of exchange rate changes on cash and cash equivalents	(1,815)	302
(Decrease)/increase in cash and cash equivalents	$(49,292)	$4,464
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
Cash used for operating activities was $(36.1) million for the three months ended March 31, 2015, compared to cash provided by operating activities of $14.5 million for the three months ended March 31, 2014. The majority of this decrease was due to additional funds deposited with brokers, partially offset by an increase in net income and a decrease in other assets.
Cash used for investing activities was $1.3 million for the three months ended March 31, 2015, primarily due to the purchase of property and equipment. Cash used for investing activities of $9.4 million for the three months ended March 31, 2014 was primarily the consideration for the acquisitions of GAA and Top Third.
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

In connection with the Original Filing, management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2015 and concluded that the disclosure controls and procedures were effective. In connection with the restatement of the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2015, which is discussed in Note 2 to the Company’s unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q/A, management of the Company, with the participation of its chief executive officer and chief financial officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015 and have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective.

Management re-assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, the Company has determined that there were material errors in the manner in which the Company accounted for income taxes for the three months ended March 31, 2015 and 2014 under ASC 740, “Income Taxes”. These errors related primarily to the manner in which certain intercompany payables and receivables between domestic and overseas subsidiaries of the Company were treated for accounting and tax purposes during the impacted periods. Accordingly, management, including the Company’s CEO and CFO, concluded that a material weakness in internal control over financial reporting existed as of March 31, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management of the Company has identified the material weakness that existed as of March 31, 2015 as resulting from insufficient formal preventive or detective controls designed to ensure that the Company's accounting for intercompany payables and receivables was consistent with general accepted accounting principles and management's expectations as to the tax treatment of those payables and receivables.

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

Changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2015. As noted above, since identifying the material weakness in our internal control over financial reporting discussed above, the Company’s management has begun implementing formal preventive and detective controls requiring the enhanced review of the accounting for and tax treatment of intercompany payables and receivables, particularly those between domestic and overseas subsidiaries.

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

Date: May 2, 2016	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.