Form 10-Q/A
period 2015-06-30
GAIN Capital Holdings, Inc.
filed 2016-05-03
CIK 1444363

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

EXPLANATORY NOTE

As used in this Amendment No. 1 to Form 10-Q for the quarter ended June 30, 2015 (the “Form 10-Q/A”), the terms “Company,” “our,” “us”, or “we” refer to GAIN Capital Holdings, Inc., a Delaware corporation and its consolidated subsidiaries.

As disclosed by the Company in its Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016, and as amended on May 2, 2016, the Audit Committee of the Board of Directors of the Company concluded that the Company's previously issued unaudited condensed consolidated financial statements for the first three quarters of 2015 should no longer be relied upon because the Company determined that there were errors in the manner in which the Company accounted for income taxes during those periods under ASC 740, Income Taxes (ASC 740). Accordingly, this Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as originally filed with the SEC on August 10, 2015 (the “Original Filing”), to restate our unaudited condensed consolidated financial statements for the quarter ended June 30, 2015 and to make corresponding revisions to certain other disclosures in the Original Filing. As further described in Note 2, the restated unaudited condensed consolidated financial statements reflect changes to certain revenue and expense items, the net result of which is to increase net income applicable to GAIN Capital Holdings, Inc. for three months ended June 30, 2015 from $(8.8) million to $(7.1) million and to decrease net income applicable to GAIN Capital Holdings, Inc. for the six months ended June 30, 2015 from $(0.5) million to $(1.7) million. The restated unaudited condensed consolidated financial statements also reflect changes to decrease basic and diluted earnings per share for the three months ended June 30, 2015 from $(0.16) to $(0.23).

This Form 10-Q/A amends and restates in its entirety each section of the Original Filing that was required to be revised as a result of the restatement, but each section that has been restated has been updated solely to reflect the changes described in Note 2. Except as provided above, this Form 10-Q/A has not been updated to reflect events occurring after August 10, 2015, the date of the Original Filing. Therefore, this Form 10-Q/A should be read in conjunction with filings we have made with the SEC subsequent to August 10, 2015.

GAIN Capital Holdings, Inc.
FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2015 (As Restated) and December 31, 2014 (As Restated)	5
	Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2015 (As Restated) and 2014 (As Restated)	6
	Condensed Consolidated Statement of Changes in Shareholders' Equity for the six months ended June 30, 2015 (As Restated)	7
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 (As Restated) and 2014 (As Restated)	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54
Item 4.	Controls and Procedures	57

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	58
Item 6.	Exhibits	61

SIGNATURES		60

EXHIBIT INDEX

PART I – FINANCIAL INFORMATION
GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of June 30, 2015 (As Restated)	As of December 31, 2014 (As Restated)
ASSETS:
Cash and cash equivalents	$135,022	$139,351
Cash and securities held for customers	1,109,406	759,559
Short term investments, at fair value	255	174
Receivables from brokers, of which ($28,358) and $717, respectively, are open contracts at fair value	157,024	134,908
Prepaid assets	8,402	2,537
Property and equipment, net of accumulated depreciation of ($38,943) and ($31,544), respectively	27,813	18,796
Intangible assets, net of accumulated amortization of ($25,135) and ($12,670), respectively	111,528	60,806
Goodwill	44,728	33,579
Other assets, net of allowance for doubtful accounts of ($5,602) and ($4,555), respectively	38,226	33,591
Total assets	$1,632,404	$1,183,301
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers, of which ($153,408) and ($102,722), respectively, are open contracts at fair value	$1,109,406	$759,559
Accrued compensation and benefits	8,665	16,912
Accrued expenses and other liabilities	62,440	76,195
Income tax payable	5,248	1,010
Convertible senior notes	119,762	68,367
Total liabilities	$1,305,521	$922,043
Commitments and contingent liabilities
Redeemable non-controlling interests	$12,783	$11,338
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized; 51,802,494 shares issued and 49,164,386 shares outstanding as of June 30, 2015; 45,582,066 shares issued and 42,934,559 shares outstanding as of December 31, 2014)	—	—
Accumulated other comprehensive income/(loss)	5,778	(1,513)
Additional paid-in capital	213,444	148,378
Treasury stock, at cost (2,638,108 shares at June 30, 2015 and 2,647,507 shares at December 31, 2014)	(17,120)	(16,720)
Retained earnings	111,998	119,775
Total shareholders’ equity	314,100	249,920
Total liabilities and shareholders’ equity	$1,632,404	$1,183,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (As Restated)	2014 (As Restated)	2015 (As Restated)	2014 (As Restated)
REVENUE:
Retail revenue	$97,228	$60,781	$181,502	$132,592
Institutional revenue	8,383	8,586	18,442	17,104
Other revenue	5,841	638	4,474	721
Total non-interest revenue	111,452	70,005	204,418	150,417
Interest revenue	314	401	651	764
Interest expense	309	142	627	222
Total net interest revenue	5	259	24	542
Net revenue	$111,457	$70,264	$204,442	$150,959
EXPENSES:
Employee compensation and benefits	$30,676	$24,093	$52,815	$45,683
Selling and marketing	8,415	5,199	12,973	11,315
Referral fees	29,539	20,537	56,117	41,105
Trading expenses	8,119	7,169	15,094	14,057
General and administrative	14,143	9,924	23,514	19,365
Depreciation and amortization	2,738	1,798	4,713	3,493
Purchased intangible amortization	4,257	1,409	6,408	2,613
Communications and technology	5,835	3,829	8,593	7,823
Bad debt provision	1,236	582	4,560	1,162
Acquisition expenses	2,442	202	2,479	628
Restructuring expenses	1,935	212	1,935	1,690
Integration expenses	12,309	269	12,373	1,719
Total operating expense	121,644	75,223	201,574	150,653
OPERATING (LOSS)/PROFIT	(10,187)	(4,959)	2,868	306
Interest on long term borrowings	2,554	1,462	4,056	2,894
LOSS BEFORE INCOME TAX BENEFIT	(12,741)	(6,421)	(1,188)	(2,588)
Income tax (benefit)/expense	(6,039)	(1,926)	(294)	861
NET (LOSS)/INCOME	(6,702)	(4,495)	(894)	(3,449)
Net income attributable to non-controlling interests	416	164	760	202
NET LOSS APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	(7,118)	(4,659)	(1,654)	(3,651)
Other comprehensive income:
Foreign currency translation adjustment	9,540	1,417	7,291	2,719
NET COMPREHENSIVE INCOME/(LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$2,422	$(3,242)	$5,637	$(932)
Loss per common share:
Basic	$(0.16)	$(0.12)	$(0.07)	$(0.10)
Diluted	$(0.16)	$(0.12)	$(0.07)	$(0.10)
Weighted average common shares outstanding used in computing earnings per common share:
Basic	49,070,387	40,135,820	46,154,717	39,839,012
Diluted	49,070,387	40,135,820	46,154,717	39,839,012
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock			Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares(1)		Amount
BALANCE—December 31, 2014 (As Restated)	42,934,559		$—	$(16,720)	$148,378	$119,775	$(1,513)	$249,920
Exercise of options	492,969		—	—	1,987	—	—	1,987
Conversion of restricted stock into common stock	415,536		—	—	—	—	—	—
Issuance of common stock	5,319,149		—	—	48,280	—	—	48,280
Employee stock purchase plan	44,106		—	—	394	—	—	394
Repurchase of shares	(41,933)		—	(400)	—	—	—	(400)
Convertible note issuance	—		—	—	15,348	—	—	15,348
Tax effect of convertible senior note	—	—	—	—	(3,827)	—	—	(3,827)
Other	—		—	—	—	(55)	—	(55)
Stock compensation expense	—		—	—	2,019	—	—	2,019
Foreign currency translation adjustment	—		—	—	—	—	7,291	7,291
Tax benefit of stock options exercises	—		—	—	865	—	—	865
Dividends declared ($0.05 quarterly dividend per share)	—		—	—	—	(4,627)	—	(4,627)
Net loss applicable to Gain Capital Holdings, Inc.	—		—	—	—	(1,654)	—	(1,654)
Adjustment to the redemption value of non-controlling interests	—		—	—	—	(1,441)	—	(1,441)
BALANCE—June 30, 2015 (As Restated)	49,164,386		$—	$(17,120)	$213,444	$111,998	$5,778	$314,100

(1) - The Company has 15,000,000 shares of authorized preferred stock, of which none are issued or outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gain Capital Holdings, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015 (As Restated)	2014 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(894)	$(3,449)
Adjustments to reconcile net income/(loss) to cash provided by/(used for) operating activities
Loss/(gain) on foreign currency exchange rates	3,103	(441)
Depreciation and amortization	11,121	6,106
Non-cash integration costs	10,249	—
Deferred taxes	(2,460)	(3,379)
Amortization of deferred financing costs	177	177
Bad debt provision	4,560	1,162
Convertible senior notes discount amortization	1,567	1,054
Stock compensation expense	2,019	1,837
Adjustment to fair value of contingent consideration	(4,043)	—
Changes in operating assets and liabilities:
Cash and securities held for customers	(103,483)	(103,732)
Receivables from brokers	12,382	(4,834)
Prepaid assets	(1,988)	153
Other assets	2,815	(5,166)
Payables to customers	103,483	103,632
Accrued compensation and benefits	(11,212)	(4,970)
Accrued expenses and other liabilities	(12,463)	(8,252)
Income tax payable	(220)	2,742
Cash provided by/(used for) operating activities	14,713	(17,360)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,517)	(4,311)
Sale of treasury bills	(4)	(2)
Funding of acquisitions, net of cash acquired	(3,258)	(6,501)
Cash used for investing activities	(11,779)	(10,814)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquisitions	(9,842)	—
Proceeds from exercise of stock options	1,987	1,113
Proceeds from employee stock purchase plan	394	461
Purchase of treasury stock	(400)	(793)
Tax benefit from employee stock option exercises	865	1,213
Dividend payment	(4,627)	(3,993)
Distributions to non-controlling interest holders	(756)	—
Cash used for financing activities	(12,379)	(1,999)
Effect of exchange rate changes on cash and cash equivalents	5,116	3,181
DECREASE IN CASH AND CASH EQUIVALENTS	(4,329)	(26,992)
CASH AND CASH EQUIVALENTS—Beginning of period	139,351	39,871
CASH AND CASH EQUIVALENTS—End of period	$135,022	$12,879
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$(2,472)	$(1,687)
Taxes	$(1,677)	$(5,179)
Non-cash financing activities:
Common stock issued as consideration for asset and business acquisitions	$(48,280)	$1,241
Convertible senior notes issued as consideration for business acquisitions	$(65,000)	$—
Deferred taxes related to convertible senior notes	$(3,827)	$—
Adjustment to redemption value of put options related to non-controlling interests	$(1,441)	$(197)

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

2. RESTATEMENT

Subsequent to the date of the Original Filing, the Company has determined that there were errors in the manner in which the Company accounted for income taxes as of and for the quarters ended June 30, 2015 and 2014 under ASC 740, Income Taxes (ASC 740). These errors related primarily to the manner in which certain intercompany payables and receivables among domestic and overseas subsidiaries of the Company were treated for accounting and tax purposes during the impacted periods.

The condensed consolidated financial statements of the Company as of and for the quarters ended June 30, 2015 and June 30, 2014, included in this report have been restated to reflect the correction of these errors. In addition, certain other adjustments, previously determined to be immaterial individually and in the aggregate, have also been corrected in the restated financial statements. These immaterial adjustments include the correction of an out of period adjustment related to the calculation of the redemption value of the noncontrolling interests previously recorded in the six month period ended June 30, 2015. This previous out of period adjustment of $1.3 million reduced retained earnings and increased non-controlling interests. The adjustment has now been reflected in the appropriate periods.

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

Condensed Consolidated Balance Sheet

	As of June 30, 2015
	As Reported	Tax Adjustment	Other Adjustments	As Restated
ASSETS:
Goodwill	48,006	(3,278)	—	44,728
Other assets, net of allowance for doubtful accounts	43,521	(318)	(4,977)	38,226
Total assets	$1,640,977	$(3,596)	$(4,977)	$1,632,404
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Accrued compensation and benefits	8,462	—	203	8,665
Accrued expenses and other liabilities	53,933	13,484	(4,977)	62,440
Income tax payable	3,645	1,603	—	5,248
Total liabilities	$1,295,208	$15,087	$(4,774)	$1,305,521
Shareholders’ equity
Accumulated other comprehensive loss	5,237	541	—	5,778
Additional paid-in capital	221,577	(8,133)	—	213,444
Retained earnings	123,292	(11,091)	(203)	111,998
Total shareholders’ equity	332,986	(18,683)	(203)	314,100
Total liabilities and shareholders’ equity	$1,640,977	$(3,596)	$(4,977)	$1,632,404

	As of December 31, 2014
	As Reported	Tax Adjustment	Other Adjustments	As Restated
ASSETS:
Cash and cash equivalents	$139,403	$—	$(52)	$139,351
Goodwill	34,567	(988)	—	33,579
Other assets, net of allowance for doubtful accounts	35,137	917	(2,463)	33,591
Total assets	$1,185,887	$(71)	$(2,515)	$1,183,301
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Accrued expenses and other liabilities	64,476	12,170	(451)	76,195
Income tax payable	1,470	1,603	(2,063)	1,010
Total liabilities	$910,784	$13,773	$(2,514)	$922,043
Redeemable non-controlling interests	10,209	—	1,129	11,338
Shareholders’ equity
Accumulated other comprehensive loss	(2,054)	541	—	(1,513)
Additional paid-in capital	152,684	(4,306)	—	148,378
Retained earnings	130,984	(10,079)	(1,130)	119,775
Total shareholders’ equity	264,894	(13,844)	(1,130)	249,920
Total liabilities and shareholders’ equity	$1,185,887	$(71)	$(2,515)	$1,183,301

Condensed Consolidated Statements of Income and Comprehensive Income

	Three Months Ended June 30, 2015
	As Reported	Tax Adjustment	Other Adjustments	As Restated
REVENUE:
Retail revenue	$97,335	$—	$(107)	$97,228
Total non-interest revenue	111,559	—	(107)	111,452
Net revenue	$111,564	$—	$(107)	$111,457
EXPENSES:
Employee compensation and benefits	$30,473	$—	$203	$30,676
Trading expenses	8,226	—	(107)	8,119
Total operating expense	121,548	—	96	121,644
OPERATING LOSS	(9,984)	—	(203)	(10,187)
LOSS BEFORE INCOME TAX EXPENSE	(12,538)	—	(203)	(12,741)
Income tax (benefit)/expense	(4,124)	(1,915)	—	(6,039)
NET LOSS	(8,414)	1,915	(203)	(6,702)
NET LOSS APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	(8,830)	1,915	(203)	(7,118)
NET COMPREHENSIVE INCOME/(LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$710	$1,915	$(203)	$2,422
Loss per common share:
Basic	$(0.23)			$(0.16)
Diluted	$(0.23)			$(0.16)
Weighted average common shares outstanding used in computing earnings per common share:
Basic	49,070,783			49,070,387
Diluted	49,070,783			49,070,387

	Six Months Ended June 30, 2015
	As Reported	Tax Adjustment	Other Adjustments	As Restated
REVENUE:
Retail revenue	$181,575	$—	$(73)	$181,502
Total non-interest revenue	204,491	—	(73)	204,418
Net revenue	$204,515	$—	$(73)	$204,442
EXPENSES:
Employee compensation and benefits	$52,612	$—	$203	$52,815
Trading expenses	15,274	—	(180)	15,094
General and administrative	23,463	—	51	23,514
Total operating expense	201,500	—	74	201,574
OPERATING PROFIT	3,015	—	(147)	2,868
LOSS BEFORE INCOME TAX EXPENSE	(1,041)	—	(147)	(1,188)
Income tax (benefit)/expense	(1,306)	1,012	—	(294)
NET INCOME/(LOSS)	265	(1,012)	(147)	(894)
NET LOSS APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	(495)	(1,012)	(147)	(1,654)
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$6,796	$(1,012)	$(147)	$5,637
Loss per common share:
Basic	$(0.07)	$—	$—	$(0.07)
Diluted	$(0.07)	$—	$—	$(0.07)
Weighted average common shares outstanding used in computing earnings per common share:
Basic	46,154,905			46,154,717
Diluted	46,154,905			46,154,717

	Three Months Ended June 30, 2014
	As Reported	Tax Adjustment	Other Adjustments	As Restated
REVENUE:
Retail revenue	$60,280	$—	$501	$60,781
Total non-interest revenue	69,504	—	501	70,005
Net revenue	$69,763	$—	$501	$70,264
EXPENSES:			—
General and administrative	9,850	—	74	9,924
Purchased intangible amortization	1,574	—	(165)	1,409
Total operating expense	75,314	—	(91)	75,223
OPERATING (LOSS)/PROFIT	(5,551)	—	592	(4,959)
(LOSS)/INCOME BEFORE INCOME TAX EXPENSE	(7,013)	—	592	(6,421)
Income tax (benefit)/expense	(2,021)	95	—	(1,926)
NET INCOME	(4,992)	(95)	592	(4,495)
NET (LOSS)/INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	(5,156)	(95)	592	(4,659)
NET COMPREHENSIVE (LOSS)/INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$(3,739)	$(95)	$592	$(3,242)
Loss per common share:
Basic	$(0.13)	$—	$—	$(0.12)
Diluted	$(0.13)	$—	$—	$(0.12)

	Six Months Ended June 30, 2014
	As Reported	Tax Adjustment	Other Adjustments	As Restated
REVENUE:
Retail revenue	$132,766	$—	$(174)	$132,592
Total non-interest revenue	150,591	—	(174)	150,417
Net revenue	$151,133	$—	$(174)	$150,959
EXPENSES:
Employee compensation and benefits	$45,935	$—	$(252)	$45,683
Referral fees	41,225	—	(120)	41,105
General and administrative	19,057	—	308	19,365
Depreciation and amortization	4,008	—	(515)	3,493
Restructuring expenses	571	—	1,119	1,690
Total operating expense	150,113	—	540	150,653
OPERATING PROFIT/(LOSS)	1,020	—	(714)	306
LOSS BEFORE INCOME TAX EXPENSE	(1,874)	—	(714)	(2,588)
Income tax (benefit)/expense	(745)	1,606	—	861
NET LOSS	(1,129)	(1,606)	(714)	(3,449)
NET LOSS APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	(1,331)	(1,606)	(714)	(3,651)
NET COMPREHENSIVE INCOME/(LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$1,388	$(1,606)	$(714)	$(932)
Loss per common share:
Basic	$(0.04)	$—	$—	$(0.10)
Diluted	$(0.04)	$—	$—	$(0.10)

Condensed Statement of Changes in Shareholders' Equity

	Additional Paid in Capital		Retained Earnings		Accumulated Other Comprehensive Income/(Loss)		Total
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
BALANCE—December 31, 2014	$152,684	$148,378	$130,984	$119,775	$(2,054)	$(1,513)	$264,894	$249,920
BALANCE—June 30, 2015	$221,577	$213,444	$123,292	$111,998	$5,237	$5,778	$332,986	$314,100

Condensed Statement of Cash Flows

	Six Months Ended June 30, 2015
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$265	(1,159)	$(894)
Adjustments to reconcile net income to cash provided by / (used for) operating activities		—
Deferred taxes	(1,563)	(897)	(2,460)
Changes in operating assets and liabilities:		—
Cash and securities held for customers	(102,746)	(737)	(103,483)
Receivables from brokers	12,486	(104)	12,382
Other assets	(2,504)	5,319	2,815
Payables to customers	102,746	737	103,483
Accrued compensation and benefits	(11,424)	212	(11,212)
Accrued expenses and other liabilities	(9,387)	(3,076)	(12,463)
Income tax payable	2,223	(2,443)	(220)
Cash provided by / (used for) operating activities	16,861	(2,148)	14,713
Effect of exchange rate changes on cash and cash equivalents	2,916	2,200	5,116
INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,381)	52	(4,329)
CASH AND CASH EQUIVALENTS-Beginning of period	139,403	(52)	139,351
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Deferred taxes related to convertible senior notes	$—	$(3,827)	$(3,827)
Adjustment to redemption value of non-controlling interests	$(2,570)	$1,129	$(1,441)

	Six Months Ended June 30, 2014
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(1,129)	$(2,320)	$(3,449)
Adjustments to reconcile net income to cash provided by / (used for) operating activities
Depreciation and amortization	6,621	(515)	6,106
Changes in operating assets and liabilities:
Receivables from brokers	(5,187)	$353	(4,834)
Other assets	(5,034)	$(132)	(5,166)
Payables to customers	103,732	$(100)	103,632
Accrued compensation and benefits	(5,802)	$832	(4,970)
Accrued expenses and other liabilities	(8,962)	$710	(8,252)
Income tax payable	1,624	$1,118	2,742
Cash provided by / (used for) operating activities	(17,306)	(54)	(17,360)
DECREASE IN CASH AND CASH EQUIVALENTS	(26,938)	(54)	(26,992)
CASH AND CASH EQUIVALENTS—End of period	$12,933	$(54)	$12,879
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Adjustment to redemption value of non-controlling interests	$(173)	$(24)	$(197)

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

The Company did not designate any of its derivatives as hedging instruments at June 30, 2015 or December 31, 2014. Net gains/(losses) with respect to derivative instruments reflected in Retail revenue in the accompanying condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014 were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivative Instruments:
Foreign currency exchange contracts	$61,587	$15,974	$97,659	$56,798
CFD contracts	13,523	13,289	37,864	17,493
Metals contracts	5,721	7,680	11,527	13,181
Total	$80,831	$36,943	$147,050	$87,472
Property and Equipment
Property and equipment consisted of the following as of (amounts in thousands):

	June 30, 2015	December 31, 2014
Software	$28,938	$30,351
Computer equipment	13,691	8,516
Leasehold improvements	10,375	6,719
Telephone equipment	717	719
Office equipment	2,209	2,345
Furniture and fixtures	1,572	1,044
Web site development costs	9,254	646
	66,756	50,340
Less: Accumulated depreciation and amortization	(38,943)	(31,544)
Property and equipment, net	$27,813	$18,796

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
Depreciation and amortization expense for property and equipment was $2.7 million and $1.8 million for the three months ended June 30, 2015 and 2014, respectively, and $4.7 million and $3.5 million for the six months ended June 30, 2015 and 2014, respectively.
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
Amortization expense for the purchased intangibles was $4.3 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively, and $6.4 million and $2.6 million for the six months ended June 30, 2015 and 2014, respectively.
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
Goodwill
Goodwill is calculated as the difference between the cost of an acquired business and the fair value of the net identifiable assets of that business. As of June 30, 2015 and December 31, 2014, the Company had recorded goodwill of approximately $44.7 million and $33.6 million, respectively. The increase of $11.1 million was primarily related to the City Index acquisition.
Other Assets
Other assets consisted of the following as of (amounts in thousands):

	June 30, 2015	December 31, 2014
Vendor and security deposits	$4,944	$3,373
Current tax receivable	8,883	5,163
Deferred tax assets	10,517	6,308
Indemnification asset	—	8,792
GTX trade receivables	4,347	4,190
Customer debit positions	7,311	6,594
Allowance for doubtful customer debit positions	(5,602)	(4,555)
Acquisition related receivable	7,065	—
Miscellaneous receivables and other assets	761	3,726
	$38,226	$33,591

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

6. ACQUISITIONS

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
Unaudited pro forma income statement line items for the three and six months ended June 30, 2014 were as follows (amounts in thousands):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2014	2014
REVENUE:
Total non-interest revenue	$72,362	$158,008
Interest revenue	401	771
Interest expense	367	670
Total net interest revenue	34	101
Net revenue	72,396	158,109
EXPENSES:
Depreciation and amortization	1,800	3,510
Purchased intangible amortization	1,674	3,193
Other expense items	73,594	151,285
Total operating expense	77,068	157,988
OPERATING (LOSS)/PROFIT	(4,672)	121
Interest on long term borrowings	1,462	2,894
LOSS BEFORE INCOME TAX BENEFIT	(6,134)	(2,773)
Income tax (benefit) / expense	(2,427)	833
NET LOSS	(3,707)	(3,606)
Net income attributable to non-controlling interests	164	196
Net loss applicable to Gain Capital Holdings, Inc.	$(3,871)	$(3,802)

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
Unaudited pro forma income statement line items for the six months ended June 30, 2015 and three and six months ended June 30, 2014 were as follows (amounts in thousands):

	For the Six Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2015	2014	2014
REVENUE:
Total non-interest revenue	$241,461	$94,674	$190,913
Interest revenue	734	614	855
Interest expense	627	142	222
Total net interest revenue	107	472	633
Net revenue	241,568	95,146	191,546
EXPENSES:
Depreciation and amortization	5,360	3,249	2,378
Purchased intangible amortization	8,492	3,712	7,178
Other expense items	224,885	101,515	182,184
Total operating expense	238,737	108,476	191,740
OPERATING PROFIT/(LOSS)	2,831	(13,330)	(194)
Interest on long term borrowings	5,101	2,507	3,939
LOSS BEFORE INCOME TAX BENEFIT	(2,270)	(15,837)	(4,133)
Income tax benefit	215	(6,066)	324
NET LOSS	(2,485)	(9,771)	(4,457)
Net income attributable to non-controlling interests	760	164	202
Net loss applicable to Gain Capital Holdings, Inc.	$(3,245)	$(9,935)	$(4,659)

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

7. NON-CONTROLLING INTERESTS

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

The table below reflects the non-controlling interests' effects on the Company's financial statements (amounts in thousands):

Redeemable non-controlling interests
January 1, 2015	$11,338
Adjustment to the redemption value of non-controlling interests	1,441
Net income attributable to non-controlling interests	760
Distributions to non-controlling interest holders	(756)
June 30, 2015	$12,783

8. CONVERTIBLE SENIOR NOTES
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

Interest expense related to the Convertible Senior Notes, included in Interest on long term borrowings in the condensed consolidated statements of operations and comprehensive income, was as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense - stated coupon rate	$1,443	$825	$2,268	$1,650
Interest expense - amortization of deferred bond discount and costs	1,023	531	1,611	1,054
Total interest expense - convertible senior notes	$2,466	$1,356	$3,879	$2,704

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
The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net loss applicable to GAIN Capital Holdings, Inc.	$(7,118)	$(4,659)	$(1,654)	$(3,651)
Adjustment to the redemption value of non-controlling interests (1)	(917)	(94)	(1,441)	(197)
Loss available to common shareholders	$(8,035)	$(4,753)	$(3,095)	$(3,848)
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	49,070,387	40,135,820	46,154,717	39,839,012
Effect of dilutive securities:
Stock options				—
RSUs/RSAs				—
Diluted weighted average common shares outstanding	49,070,387	40,135,820	46,154,717	39,839,012
Net loss per common share:
Basic	$(0.16)	$(0.12)	$(0.07)	$(0.10)
Diluted	$(0.16)	$(0.12)	$(0.07)	$(0.10)

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
11. INCOME TAXES
The Company's benefit for income taxes was approximately $6.0 million and $0.3 million for the three and six months ended June 30, 2015, respectively. The Company’s benefit for income taxes was approximately $1.9 million and $0.9 million for the three and six months ended June 30, 2014, respectively. These amounts reflect effective tax rates of 47.4% and 30.0%, adjusted for certain discrete items, for the three months ended June 30, 2015 and 2014, respectively. The Company's effective tax rates of 24.7% and (33.3)% for the six months ended June 30, 2015 and 2014, respectively, reflect the Company's estimate of the annual effective tax rate adjusted for certain discrete items. Changes in the Company's effective rate arise primarily from changes in the geographic mix of revenues and expenses.
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

Retail revenue comprised 87.2% and 86.5% of our total net revenue for the three months ended June 30, 2015 and June 30, 2014, respectively and 88.8% and 87.8% for the six months ended June 30, 2015 and June 30, 2014, respectively.

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

RESULTS OF OPERATIONS
Restatement
As discussed in Note 2 to our unaudited condensed consolidated financial statements under the heading "Restatement," we have restated our financial statements as of and for the ended June 30, 2015 and June 30, 2014. The information below reflects our restated results of operations.
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
REVENUE:
Retail revenue	$97,228	$60,781	$181,502	$132,592
Institutional revenue	8,383	8,586	18,442	17,104
Other revenue	5,841	638	4,474	721
Total non-interest revenue	111,452	70,005	204,418	150,417
Interest revenue	314	401	651	764
Interest expense	309	142	627	222
Total net interest revenue	5	259	24	542
Net revenue	$111,457	$70,264	$204,442	$150,959
Our total net revenue increased $41.2 million, or 58.6%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Total net revenue increased $53.5 million, or 35.4%, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Retail revenue for the three and six months ended June 30, 2015 increased $36.4 million, or 60.0%, and $48.9 million, or 36.9%, compared to the three and six months ended June 30, 2014. The increase was primarily the result of our acquisition of City Index, as well as improved market conditions and increased trading volumes. The inclusion of operating results for GAA, Top Third and Galvan for full periods during 2015 also contributed to the increase in retail revenue. These increases were partially offset by a decrease in revenue from our sales trader business resulting from a repositioning of that business to enhance overall firm profitability and capital efficiency.
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

 Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015 (As Restated)	2014 (As Restated)	2015 (As Restated)	2014 (As Restated)
Total Operating Expenses	$121,644	$75,223	$201,574	$150,653
As a percentage of net revenue	109.1%	107.1%	98.6%	99.8%
Our total operating expenses for the three months ended June 30, 2015 increased $46.4 million, or 61.7%, compared to the three months ended June 30, 2014, primarily due to the effects of the City Index acquisition. Our total operating expenses for the six months ended June 30, 2015 increased $50.9 million, or 33.8%, compared to the six months ended June 30, 2014, primarily due to the effects of the City Index acquisition.
For the three months ended June 30, 2015, the increase in operating expenses consisted primarily of an increase of $12.0 million in integration expenses, an increase of $9.0 million in referral fees, an increase of $6.6 million in employee compensation and benefits, an increase of $4.2 million in general and administrative expenses, an increase of $3.2 million in selling and marketing expense, an increase of $2.8 million in purchased intangible amortization, an increase of $2.2 million in acquisition expenses, an increase of $2.0 million in communications and technology expenses and an increase of $1.7 million in restructuring expenses.
For the six months ended June 30, 2015, the increase in operating expenses consisted primarily of an increase of $15.0 million in referral fees, an increase of $10.7 million in integration expenses, an increase of $7.1 million in employee compensation and benefits, an increase of $4.1 million in general and administrative expenses, an increase of $3.4 million in bad debt provision, an increase of $3.8 million in purchased intangible amortization and an increase of $0.2 million in restructuring expenses.
These changes in expenses are discussed in more detail below.
Employee Compensation and Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Employee compensation and benefits	$30,676	$24,093	$52,815	$45,683
As a percentage of net revenue	27.5%	34.3%	25.8%	30.3%
Employee compensation and benefits for the three months ended June 30, 2015 increased $6.6 million, or 27.3%, compared to the three months ended June 30, 2014. The increase is primarily due to the compensation and benefits for the additional employees acquired in the acquisition of City Index, partially offset by the headcount reductions in the second quarter of 2015.
Employee compensation and benefits for the six months ended June 30, 2015 increased $7.1 million, or 15.6%, compared to the six months ended June 30, 2014. The increase was primarily due to the compensation and benefits for the additional employees acquired in the acquisition of City Index and Galvan, partially offset by the impact of headcount reductions in the first half of 2015.
Referral fees

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Referral fees	$29,539	$20,537	$56,117	$41,105
As a percentage of net revenue	26.5%	29.2%	27.4%	27.2%

Referral fees for the three months ended June 30, 2015 increased $9.0 million, or 43.8%, compared to the three months ended June 30, 2014. Referral fees for the six months ended June 30, 2015 increased $15.0 million, or 36.5%, compared to the six months ended June 30, 2014. These increases in referral fees relate to increased indirect trading volume introduced to us in 2015, primarily due to our acquisition of City Index, partially offset by lower average referral fees per million on indirect volumes.
Trading expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Trading expenses	$8,119	$7,169	$15,094	$14,057
As a percentage of net revenue	7.3%	10.2%	7.4%	9.3%

Trading expenses for the three and six months ended June 30, 2015 increased $1.0 million, or 13.3%, and $1.0 million, or 7.4%, compared to the three and six months ended June 30, 2014. These increases were primarily due to trading expenses resulting from our acquisition of City Index. Retail trading expenses relate to fees that we pay to various exchanges and other third-parties for market data that we provide to our customers or use to create our own derived data products.
Communications and technology

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Communications and technology	$5,835	$3,829	$8,593	$7,823
As a percentage of net revenue	5.2%	5.4%	4.2%	5.2%
Communications and technology expenses for the three and six months ended June 30, 2015 increased $2.0 million, or 52.4%, and $0.8 million, or 9.8%, respectively, compared to the three and six months ended June 30, 2014. These increases were primarily due to the acquisition of City Index.
General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
General and administrative	$14,143	$9,924	$23,514	$19,365
As a percentage of net revenue	12.7%	14.1%	11.5%	12.8%
General and administrative expenses for the three and six months ended June 30, 2015 increased $4.2 million, or 42.5%, and $4.1 million, or 21.4%, compared to the three and six months ended June 30, 2014. These increases were primarily due to the acquisition of City Index.

Selling and Marketing Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Selling and marketing	$8,415	$5,199	$12,973	$11,315
As a percentage of net revenue	7.5%	7.4%	6.3%	7.5%
Selling and marketing expense for the three and six months ended June 30, 2015 increased $3.2 million, or 61.9%, and increased $1.7 million, or 14.7%, respectively, compared to the three and six months ended June 30, 2014. These increases were primarily due to the acquisition of City Index, offset by the continued optimization of our direct marketing efforts.
Purchased Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Purchased intangible amortization	$4,257	$1,409	$6,408	$2,613
As a percentage of net revenue	3.8%	2.0%	3.1%	1.7%
Purchased intangible amortization for the three and six months ended June 30, 2015 increased $2.8 million and $3.8 million, compared to the three and six months ended June 30, 2014, respectively. These increases were primarily due to an increase in amortization relating to the acquisitions of City Index, GAA, Top Third, Galvan and the intellectual property rights relating to our GTX platform.

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Depreciation and amortization	$2,738	$1,798	$4,713	$3,493
As a percentage of net revenue	2.5%	2.6%	2.3%	2.3%
Depreciation and amortization increased $0.9 million, or 52.3%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. and increased $1.2 million, or 34.9%, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The increase resulted principally from depreciation of property and equipment acquired in the City Index acquisition.
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
Restructuring Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Restructuring expenses	$1,935	$212	$1,935	$1,690
As a percentage of net revenue	1.7%	0.3%	0.9%	1.1%
Restructuring expenses were $1.9 million and $1.9 million for the three and six months ending June 30, 2015, as compared to $0.2 million and $1.7 million for the three and six months ending June 30, 2014. Restructuring expenses reflect severance payments and related expenses that arose in connection with headcount reduction initiatives. Such initiatives were undertaken in 2015, as part of our efforts to integrate City Index. The smaller scale acquisitions in 2014 did not result in head count reduction of a comparable scale.

Integration Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Integration expenses	$12,309	$269	$12,373	$1,719
As a percentage of net revenue	11.0%	0.4%	6.1%	1.1%
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
As a holding company, nearly all of our funds from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. The following table shows the amount of cash held by our operating subsidiaries outside the United States and the amount of undistributed earnings (amounts in millions) at June 30, 2015:

Entity Name	Cash	Undistributed Earnings
GAIN Capital-Forex.com U.K., Ltd.	$438.2	$96.0
GAIN Capital UK, Ltd.	268.7	—
Forex.com Japan Co., Ltd.	69.8	—
GAIN Capital Forex.com Australia, Pty. Ltd.	24.7	—
GFT Global Markets Asia Pte., Ltd.	8.1	—
GAIN Capital-Forex.com Hong Kong, Ltd.	2.8	—
GAIN Capital-Forex.com Canada Ltd.	5.8	—
GAIN Capital Singapore Pte. Ltd.	26.8	0.5
GAIN Capital Australia Pty Ltd.	17.0	0.3
Galvan Research and Trading Ltd.	1.1	4.3
GAIN Global Markets, Inc.	0.3	—
Faraday Research LLP	0.3	0.7
GTX Bermuda Ltd.	3.0	5.2
Gain Global Markets Bermuda, Ltd.	0.5	—
Total	$867.1	$107.0
At June 30, 2015, we had approximately $107.0 million of undistributed earnings of our foreign operating subsidiaries indefinitely invested outside the United States. These earnings are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. No provision has been made for U.S. taxes that would arise if these earnings were repatriated to the United States. If these earnings had been repatriated into the United States as of June 30, 2015, in the form of dividends or otherwise, the Company would have been subject to additional income taxes of approximately $9.8 million.
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

Cash Flow
The following table sets forth a summary of our cash flow for the six months ended June 30, 2015 and the six months ended June 30, 2014 (amounts in thousands):

	For the Six Months Ended June 30,
	2015	2014
Cash provided by/(used for) operating activities	$14,713	$(17,360)
Cash used for investing activities	(11,779)	(10,814)
Cash used for financing activities	(12,379)	(1,999)
Effect of exchange rate changes on cash and cash equivalents	5,116	3,181
Decrease in cash and cash equivalents	$(4,329)	$(26,992)
Cash provided by operating activities was $14.7 million for the six months ended June 30, 2015, compared to cash used for operating activities of $(17.4) million for the six months ended June 30, 2014.
For the six months ended June 30, 2015, we incurred approximately $25.0 million in non-cash expense items as opposed to approximately $7.0 million of similar non-cash add backs during the first six months of 2014. In addition, receivables from brokers contributed operating cash of $12.4 million for first six months of 2015 as compared to cash uses of $(4.8) million in the first six months of 2014.
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

In connection with the Original Filing, management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2015 and concluded that the disclosure controls and procedures were effective. In connection with the restatement of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015, which is discussed in Note 2 to the Company’s unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q/A, management of the Company, with the participation of its chief executive officer and chief financial officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015 and have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective.

Management re-assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, the Company has determined that there were material errors in the manner in which the Company accounted for income taxes for the three and six months ended June 30, 2015 and 2014 under ASC 740, “Income Taxes”. These errors related primarily to the manner in which certain intercompany payables and receivables between domestic and overseas subsidiaries of the Company were treated for accounting and tax purposes during the impacted periods. Accordingly, management, including the Company’s CEO and CFO, concluded that a material weakness in internal control over financial reporting existed as of June 30, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management of the Company has identified the material weakness that existed as of June 30, 2015 as resulting from insufficient formal preventive or detective controls designed to ensure that the Company's accounting for intercompany payables and receivables was consistent with general accepted accounting principles and management's expectations as to the tax treatment of those payables and receivables.

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

Changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2015. As noted above, since identifying the material weakness in our internal control over financial reporting discussed above, the Company’s management has begun implementing formal preventive and detective controls requiring the enhanced review of the accounting for and tax treatment of intercompany payables and receivables, particularly those between domestic and overseas subsidiaries.

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
10.1†
Employment Agreement, dated as of May 5, 2015, by and between the Company and Glenn Stevens (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015, No. 001-35008).

10.2†
Employment Agreement, dated as of May 5, 2015, by and between the Company and Samantha Roady (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015, No. 001-35008).

10.3†
Employment Agreement, dated as of May 5, 2015, by and between the Company and Diego Rotsztain (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015, No. 001-35008).

10.4†
Employment Agreement, dated as of May 5, 2015, by and between the Company and Jeffrey Scott (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015, No. 001-35008).

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
10.1†
Employment Agreement, dated as of May 5, 2015, by and between the Company and Glenn Stevens (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015, No. 001-35008).

10.2†
Employment Agreement, dated as of May 5, 2015, by and between the Company and Samantha Roady (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015, No. 001-35008).

10.3†
Employment Agreement, dated as of May 5, 2015, by and between the Company and Diego Rotsztain (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015, No. 001-35008).

10.4†
Employment Agreement, dated as of May 5, 2015, by and between the Company and Jeffrey Scott (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015, No. 001-35008).

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