Form 10-Q/A
period 2015-09-30
GAIN Capital Holdings, Inc.
filed 2016-05-03
CIK 1444363

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

EXPLANATORY NOTE

As used in this Amendment No. 1 to Form 10-Q for the quarter ended September 30, 2015 (the “Form 10-Q/A”), the terms “Company,” “our,” “us”, or “we” refer to GAIN Capital Holdings, Inc., a Delaware corporation and its consolidated subsidiaries.

As disclosed by the Company in its Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016, and as amended on May 2, 2016, the Audit Committee of the Board of Directors of the Company concluded that the Company's previously issued unaudited condensed consolidated financial statements for the first three quarters of 2015 should no longer be relied upon because the Company determined that there were errors in the manner in which the Company accounted for income taxes during those periods under ASC 740, Income Taxes (ASC 740). Accordingly, this Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, as originally filed with the SEC on November 9, 2015 (the “Original Filing”), to restate our unaudited condensed consolidated financial statements for the quarter ended September 30, 2015 and to make corresponding revisions to certain other disclosures in the Original Filing. As further described in Note 2, the restated unaudited condensed consolidated financial statements reflect changes to certain revenue and expense items, the net result of which is to decrease net income applicable to GAIN Capital Holdings, Inc. for the three months and nine months ended September 30, 2015 from $8.3 million to $1.0 million and $7.8 to $(0.7) million, respectively, and to decrease diluted earnings per share for the three months and nine months ended September 30, 2015 from $0.20 to $0.05 and $0.14 to $(0.01), respectively.

This Form 10-Q/A amends and restates in its entirety each section of the Original Filing that was required to be revised as a result of the restatement, but each section that has been restated has been updated solely to reflect the changes described in Note 2. Except as provided above, this Form 10-Q/A has not been updated to reflect events occurring after November 9, 2015, the date of the Original Filing. Therefore, this Form 10-Q/A should be read in conjunction with filings we have made with the SEC subsequent to November 9, 2015.

GAIN Capital Holdings, Inc.
FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION
GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of September 30, 2015 (As Restated)	As of December 31, 2014 (As Restated)
ASSETS:
Cash and cash equivalents	$186,688	$139,351
Cash and securities held for customers	986,376	759,559
Receivables from brokers, of which ($29,077) and $717, respectively, are open contracts at fair value	119,227	134,908
Prepaid assets	9,565	2,537
Property and equipment, net of accumulated depreciation of ($42,401) and ($31,544), respectively	29,215	18,796
Intangible assets, net of accumulated amortization of ($35,756) and ($12,670), respectively	101,461	60,806
Goodwill	41,631	33,579
Other assets, net of allowance for doubtful accounts of ($5,898) and ($4,555), respectively	38,716	33,765
Total assets	$1,512,879	$1,183,301
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers, of which ($147,645) and ($102,722), respectively, are open contracts at fair value	$986,376	$759,559
Accrued compensation and benefits	9,102	16,912
Accrued expenses and other liabilities	72,422	76,195
Income tax payable	6,789	1,010
Convertible senior notes	120,866	68,367
Total liabilities	$1,195,555	$922,043
Commitments and contingent liabilities
Redeemable non-controlling interests	$11,660	$11,338
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares and 60 million shares authorized as of September 30, 2015 and December 31, 2014, respectively; 51,860,180 shares issued and 48,997,738 shares outstanding as of September 30, 2015; 45,582,066 shares issued and 42,934,559 shares outstanding as of December 31, 2014)	—	—
Accumulated other comprehensive loss	(1,747)	(1,513)
Additional paid-in capital	214,334	148,378
Treasury stock, at cost (2,862,442 shares at September 30, 2015 and 2,647,507 shares at December 31, 2014)	(18,864)	(16,720)
Retained earnings	111,941	119,775
Total shareholders’ equity	305,664	249,920
Total liabilities and shareholders’ equity	$1,512,879	$1,183,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (As Restated)	2014 (As Restated)	2015 (As Restated)	2014 (As Restated)
REVENUE:
Retail revenue	$118,981	$89,771	$300,483	$222,362
Institutional revenue	8,292	8,537	26,734	25,641
Other revenue (See Note 3)	772	4,478	5,248	5,199
Total non-interest revenue	128,045	102,786	332,465	253,202
Interest revenue	285	359	936	1,123
Interest expense	219	189	846	411
Total net interest revenue	66	170	90	712
Net revenue	$128,111	$102,956	$332,555	$253,914
EXPENSES:
Employee compensation and benefits	$28,885	$25,505	$81,700	$71,188
Selling and marketing	7,422	4,803	20,395	16,118
Referral fees	28,607	24,640	84,724	65,745
Trading expenses	8,959	6,032	24,053	20,089
General and administrative	16,754	8,945	40,270	28,310
Depreciation and amortization	2,925	1,717	7,638	5,210
Purchased intangible amortization	4,280	2,228	10,688	4,841
Communications and technology	5,565	3,822	14,158	11,645
Bad debt provision	1,794	1,528	6,354	2,690
Acquisition expenses	232	917	2,711	1,545
Restructuring expenses	—	436	1,935	2,126
Integration expenses	10,700	—	23,073	1,719
Total operating expense	116,123	80,573	317,699	231,226
OPERATING PROFIT	11,988	22,383	14,856	22,688
Interest expense on long term borrowings	2,570	1,496	6,626	4,390
INCOME BEFORE INCOME TAX EXPENSE	9,418	20,887	8,230	18,298
Income tax expense	7,862	9,206	7,568	10,067
NET INCOME	1,556	11,681	662	8,231
Net income attributable to non-controlling interests	583	785	1,343	987
NET INCOME/(LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	973	10,896	(681)	7,244
Other comprehensive loss
Foreign currency translation adjustment	(7,526)	(2,988)	(234)	(269)
NET COMPREHENSIVE INCOME/(LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$(6,553)	$7,908	$(915)	$6,975
Earnings/(loss) per common share:
Basic	$0.05	$0.22	$(0.01)	$0.13
Diluted	$0.05	$0.21	$(0.01)	$0.12
Weighted average common shares outstanding used in computing earnings per common share:
Basic	49,149,102	41,038,782	47,163,814	40,243,330
Diluted	49,918,707	43,523,862	47,163,814	43,054,959
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares (1)	Amount (2)
BALANCE—December 31, 2014 (As Restated)	42,934,559	$—	$(16,720)	$148,378	$119,775	$(1,513)	$249,920
Exercise of options	543,341	—	—	2,096	—	—	2,096
Conversion of restricted stock into common stock	422,850	—	—	—	—	—	—
Issuance of common stock	5,319,149	—	—	48,280	—	—	48,280
Employee stock purchase plan	44,106	—	—	394	—	—	394
Repurchase of shares	(266,267)	—	(2,144)	—	—	—	(2,144)
Convertible note issuance	—	—	—	15,348	—	—	15,348
Tax effect of convertible senior note				(3,827)			(3,827)
Other					(55)		(55)
Stock compensation expense	—	—	—	2,727	—	—	2,727
Foreign currency translation adjustment	—	—	—	—	—	(234)	(234)
Tax benefit of stock option exercises	—	—	—	938	—	—	938
Dividends declared ($0.05 quarterly dividend per share)	—	—	—	—	(7,084)	—	(7,084)
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	(681)	—	(681)
Adjustment to the redemption value of put options related to non-controlling interests	—	—	—	—	(14)	—	(14)
BALANCE—September 30, 2015 (As Restated)	48,997,738	$—	$(18,864)	$214,334	$111,941	$(1,747)	$305,664
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

Gain Capital Holdings, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015 (As Restated)	2014 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$662	$8,231
Adjustments to reconcile net income to cash provided by operating activities
Loss on foreign currency exchange rates	2,226	3,153
Depreciation and amortization	18,326	10,051
Non-cash integration costs	18,617	—
Deferred taxes	(5,328)	(2,488)
Amortization of deferred financing costs	266	265
Convertible senior notes discount amortization	2,583	1,599
Bad debt provision	6,354	2,690
Stock compensation expense	2,727	2,666
Adjustment to fair value of contingent consideration	(4,466)	—
Changes in operating assets and liabilities:
Cash and securities held for customers	29,287	(123,377)
Receivables from brokers	50,942	61,371
Prepaid assets	(3,106)	365
Other assets	(3,722)	(7,923)
Payables to customers	(29,287)	123,277
Accrued compensation and benefits	(10,853)	(1,902)
Accrued expenses and other liabilities	586	9,416
Income tax payable	(400)	(3,679)
Cash provided by operating activities	75,414	83,715
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,900)	(8,061)
Purchase of certificates of deposit	—	(100)
Cash received relating to acquisitions	7,611	—
Funding of acquisitions, net of cash acquired	(3,258)	(27,013)
Cash used for investing activities	(9,547)	(35,174)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,096	1,204
Tax benefit related to stock option exercises	938	1,263
Proceeds from employee stock purchase plan	394	461
Purchase of treasury stock	(2,144)	(794)
Contractual payments for acquisitions	(13,271)	—
Distributions to non-controlling interest holders	(1,035)	—
Dividend payment	(7,084)	(6,054)
Cash used for financing activities	(20,106)	(3,920)
Effect of exchange rate changes on cash and cash equivalents	1,576	(2,976)
INCREASE IN CASH AND CASH EQUIVALENTS	47,337	41,645
CASH AND CASH EQUIVALENTS—Beginning of period	139,351	39,871
CASH AND CASH EQUIVALENTS—End of period	$186,688	$81,516
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$(2,004)	$(1,784)
Taxes	$(4,641)	$(7,121)
Non-cash financing activities:
Common stock issued as consideration for asset and business acquisitions	$(48,280)	$(6,493)
Convertible senior notes issued as consideration for business acquisitions	$(65,000)	$—
Deferred taxes related to convertible senior notes	$(3,827)
Adjustment to redemption value of put options related to non-controlling interests	$(14)	$(1,944)

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

2. RESTATEMENT

Subsequent to the date of the Original Filing, the Company has determined that there were errors in the manner in which the Company accounted for income taxes as of and for the quarters ended September 30, 2015 and 2014 under ASC 740 (ASC 740), Income Taxes. These errors related primarily to the manner in which certain intercompany payables and receivables among domestic and overseas subsidiaries of the Company were treated for accounting and tax purposes during the impacted periods.

The condensed consolidated financial statements of the Company as of and for the quarters ended September 30, 2015 and September 30, 2014, included in this report have been restated to reflect the correction of these errors. In addition, certain other adjustments, previously determined to be immaterial individually and in the aggregate, have also been corrected in the restated financial statements. These immaterial adjustments include the correction of an out of period adjustment related to the calculation of the redemption value of the noncontrolling interests previously recorded in the six month period ended June 30, 2015. This previous out of period adjustment of $1.3 million reduced retained earnings and increased non-controlling interests. The adjustment has now been reflected in the appropriate periods.

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

Condensed Consolidated Balance Sheet

	As of September 30, 2015
	As Reported	Tax Adjustment	Other Adjustments	As Restated
ASSETS:
Goodwill	44,817	(3,186)	—	41,631
Other assets, net of allowance for doubtful accounts	38,854	(138)	—	38,716
Total assets	$1,516,203	$(3,324)	$—	$1,512,879
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Accrued expenses and other liabilities	51,132	21,290	—	72,422
Income tax payable	5,186	1,603	—	6,789
Total liabilities	$1,172,662	$22,893	$—	$1,195,555
Shareholders’ equity
Accumulated other comprehensive loss	(2,288)	541	—	(1,747)
Additional paid-in capital	222,467	(8,133)	—	214,334
Retained earnings	130,566	(18,625)	—	111,941
Total shareholders’ equity	331,881	(26,217)	—	305,664
Total liabilities and shareholders’ equity	$1,516,203	$(3,324)	$—	$1,512,879

	As of December 31, 2014
	As Reported	Tax Adjustment	Other Adjustments	As Restated
ASSETS:
Cash and cash equivalents	$139,403	$—	$(52)	$139,351
Goodwill	34,567	(988)	—	33,579
Other assets, net of allowance for doubtful accounts	35,311	917	(2,463)	33,765
Total assets	$1,185,887	$(71)	$(2,515)	$1,183,301
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Accrued expenses and other liabilities	64,476	12,170	(451)	76,195
Income tax payable	1,470	1,603	(2,063)	1,010
Total liabilities	$910,784	$13,773	$(2,514)	$922,043
Redeemable non-controlling interests	10,209	—	1,129	11,338
Shareholders’ equity
Accumulated other comprehensive loss	(2,054)	541	—	(1,513)
Additional paid-in capital	152,684	(4,306)	—	148,378
Retained earnings	130,984	(10,079)	(1,130)	119,775
Total shareholders’ equity	264,894	(13,844)	(1,130)	249,920
Total liabilities and shareholders’ equity	$1,185,887	$(71)	$(2,515)	$1,183,301

Condensed Consolidated Statement of Income

	For the Three Months Ended Sept 30, 2015
	As Reported	Tax Adjustment	Other Adjustments	As Restated
REVENUE:
Retail revenue	$118,801	$—	$180	$118,981
Total non interest revenue	127,865	—	180	128,045
Net revenue	$127,931	$—	$180	$128,111
EXPENSES:
Employee Compensation and benefits	$29,088	$—	$(203)	$28,885
Trading expenses	8,779	—	180	8,959
Total operating expense	116,146	—	(23)	116,123
OPERATING PROFIT	11,785	—	203	11,988
INCOME BEFORE INCOME TAX EXPENSE	9,215	—	203	9,418
Income tax expense	328	7,534		7,862
NET INCOME	8,887	(7,534)	203	1,556
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$8,304	$(7,534)	$203	$973
Earnings per common share:
Basic	$0.20			$0.05
Diluted	$0.20			$0.05
Weighted average common shares outstanding used in computing earnings per common share:
Basic	49,147,102			49,149,102
Diluted	49,891,101			49,918,707

	For the Nine Months Ended Sept 30, 2015
	As Reported	Tax Adjustment	Other Adjustments	As Restated
REVENUE:
Retail revenue	$300,376	$—	$107	$300,483
Total non interest revenue	332,358	—	107	332,465
Net revenue	$332,448	$—	$107	$332,555
EXPENSES:
General and administrative	40,219	—	51	40,270
Total operating expense	317,648	—	51	317,699
OPERATING PROFIT	14,800	—	56	14,856
INCOME BEFORE INCOME TAX EXPENSE	8,174	—	56	8,230
Income tax expense	(978)	8,546		7,568
NET INCOME	9,152	(8,546)	56	662
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$7,809	$(8,546)	$56	$(681)
NET COMPREHENSIVE INCOME/(LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$7,575	(8,546)	56	$(915)
Earnings per common share:
Basic	$0.14			$(0.01)
Diluted	$0.14			$(0.01)
Weighted average common shares outstanding used in computing earnings per common share:
Basic	47,163,132			47,163,814
Diluted	48,028,752			47,163,814

	For the Three Months Ended Sept 30, 2014
	As Reported	Tax Adjustment	Other Adjustments	As Restated
REVENUE:
Retail revenue	$90,373	$—	$(602)	$89,771
Total non interest revenue	103,388	—	(602)	102,786
Interest Expense	97	—	92	189
Total net interest revenue/(expense)	262	—	(92)	170
Net revenue	$103,650	$—	$(694)	$102,956
EXPENSES:
General and administrative	9,056	—	(111)	8,945
Total operating expense	80,684	—	(111)	80,573
OPERATING PROFIT	22,966	—	(583)	22,383
INCOME BEFORE INCOME TAX EXPENSE	21,470	—	(583)	20,887
Income tax expense	5,340	3,866	—	9,206
NET INCOME	16,130	(3,866)	(583)	11,681
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$15,345	$(3,866)	$(583)	$10,896
Earnings per common share:
Basic	$0.35			$0.22
Diluted	$0.33			$0.21

	For the Nine Months Ended Sept 30, 2014
	As Reported	Tax Adjustment	Other Adjustments	As Restated
REVENUE:
Retail revenue	$223,138	$—	$(776)	$222,362
Total non interest revenue	253,978	—	(776)	253,202
Interest expense	319	—	92	411
Total net interest revenue/(expense)	804	—	(92)	712
Net revenue	$254,782	$—	$(868)	$253,914
EXPENSES:
Employee compensation and benefits	71,440	—	(252)	71,188
Referral fees	65,865	—	(120)	65,745
General and administrative	28,113	—	197	28,310
Depreciation and amortization	5,725	—	(515)	5,210
Restructuring expenses	1,007	—	1,119	2,126
Total operating expense	230,797	—	429	231,226
OPERATING PROFIT	23,985	—	(1,297)	22,688
INCOME BEFORE INCOME TAX EXPENSE	19,595	—	(1,297)	18,298
Income tax expense	4,595	5,472	—	10,067
NET INCOME	15,000	(5,472)	(1,297)	8,231
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$14,013	$(5,472)	$(1,297)	$7,244
Earnings per common share:
Basic	$0.32			$0.13
Diluted	$0.30			$0.12

Condensed Statement of Changes in Shareholders' Equity

	Additional Paid in Capital		Retained Earnings		Accumulated Other Comprehensive Income/(Loss)		Total
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
BALANCE—December 31, 2014	$152,684	$148,378	$130,984	$119,775	$(2,054)	$(1,513)	$264,894	$249,920
BALANCE—September 30, 2015	$222,467	$214,334	$130,566	$111,941	$(2,288)	$(1,747)	$331,881	$305,664

Condensed Statement of Cash Flows

	Nine Months Ended September 30, 2015
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,152	$(8,490)	$662
Adjustments to reconcile net income to cash provided by / (used for) operating activities
Deferred taxes	(5,797)	469	(5,328)
Changes in operating assets and liabilities:
Cash and securities held for customers	30,064	(777)	29,287
Receivables from brokers	51,035	(93)	50,942
Other assets	(6,114)	2,392	(3,722)
Payables to customers	(30,064)	777	(29,287)
Accrued compensation and benefits	(10,860)	7	(10,853)
Accrued expenses and other liabilities	(9,214)	9,800	586
Income tax payable	3,746	(4,146)	(400)
Cash provided by operating activities	75,475	(61)	75,414
Effect of exchange rate changes on cash and cash equivalents	1,463	113	1,576
INCREASE IN CASH AND CASH EQUIVALENTS	47,285	52	47,337
CASH AND CASH EQUIVALENTS-Beginning of period	139,403	(52)	139,351
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Deferred taxes related to convertible senior notes	$—	$(3,827)	$(3,827)
Adjustment to redemption value of non-controlling interests	$(1,143)	$1,129	$(14)

	Nine Months Ended September 30, 2014
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,000	$(6,769)	$8,231
Adjustments to reconcile net income to cash provided by / (used for) operating activities
Depreciation and amortization	10,566	(515)	10,051
Deferred taxes	(2,430)	(58)	(2,488)
Changes in operating assets and liabilities:
Cash and securities held for customers	(122,523)	(854)	(123,377)
Receivables from brokers	61,316	55	61,371
Other assets	(8,595)	672	(7,923)
Payables to customers	122,523	754	123,277
Accrued compensation and benefits	(2,745)	843	(1,902)
Accrued expenses and other liabilities	(945)	10,361	9,416
Income tax payable	1,393	(5,072)	(3,679)
Cash provided by operating activities	84,298	(583)	83,715
Effect of exchange rate changes on cash and cash equivalents	(2,903)	(73)	(2,976)
INCREASE IN CASH AND CASH EQUIVALENTS	42,301	(656)	41,645
CASH AND CASH EQUIVALENTS—End of period	$82,172	$(656)	$81,516
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Adjustment to redemption value of non-controlling interests	$(1,066)	$(878)	$(1,944)

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

4. FAIR VALUE INFORMATION
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

5. DERIVATIVES
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivative Instruments:
Foreign currency exchange contracts	$30,436	$35,144	$128,096	$90,256
CFD contracts	56,071	12,074	93,936	29,567
Metals contracts	9,170	16,121	20,696	30,988
Total	$95,677	$63,339	$242,728	$150,811

6. RECEIVABLES FROM BROKERS
Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	September 30, 2015	December 31, 2014
Required collateral	$144,556	$95,599
Futures brokers - Restricted	3,748	38,592
Open positions	(29,077)	717
	$119,227	$134,908

7. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of (amounts in thousands):

	September 30, 2015	December 31, 2014
Software	$41,229	$30,351
Computer equipment	13,549	8,516
Leasehold improvements	11,356	6,719
Telephone equipment	794	719
Office equipment	2,113	2,345
Furniture and fixtures	1,907	1,044
Web site development costs	668	646
	71,616	50,340
Less: Accumulated depreciation and amortization	(42,401)	(31,544)
Property and equipment, net	$29,215	$18,796

As mentioned in Note 1 above, the Company purchased all of the outstanding share capital of City Index in April 2015, Galvan in July 2014 and controlling interests in GAA and Top Third in March 2014. The preliminary purchase price allocation for City Index and the final purchase price allocations for Galvan, GAA and Top Third to property and equipment are detailed below in Note 10.
Depreciation and amortization expense for property and equipment was $2.9 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively, and $7.6 million and $5.2 million for the nine months ended September 30, 2015 and 2014, respectively.
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
Goodwill
Goodwill is calculated as the difference between the cost of an acquired business and the fair value of the net identifiable assets of that business. As of September 30, 2015 and December 31, 2014, the Company had recorded goodwill of approximately $41.6 million and $33.6 million, respectively. The increase of $8.0 million was primarily related to the City Index acquisition.

9. OTHER ASSETS
Other assets consisted of the following as of (amounts in thousands):

	September 30, 2015	December 31, 2014
Vendor and security deposits	$9,414	$3,373
Current tax receivable	8,339	5,163
Deferred tax assets	14,774	6,308
Indemnification asset	—	8,792
GTX trade receivables	3,675	4,190
Customer debit positions	6,951	6,594
Allowance for doubtful accounts	(5,898)	(4,555)
Miscellaneous receivables and other assets	1,461	3,900
	$38,716	$33,765

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
Unaudited pro forma income statement line items for the nine months ended September 30, 2014 were as follows (amounts in thousands):

For the Nine Months Ended September 30,
2014
REVENUE:
Total non-interest revenue	$260,794
Interest revenue	1,130
Interest expense	859
Total net interest revenue	271
Net revenue	261,065
EXPENSES:
Depreciation and amortization	5,227
Purchased intangible amortization	5,421
Other expense items	227,917
Total operating expense	238,565
OPERATING PROFIT	22,500
Interest on long term borrowings	4,390
INCOME BEFORE INCOME TAX EXPENSE	18,110
Income tax expense	12,749
NET INCOME	5,361
Net income attributable to non-controlling interests	981
Net income applicable to Gain Capital Holdings, Inc.	$4,380

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
Unaudited pro forma income statement line items for the nine months ended September 30, 2015 and three and nine months ended September 30, 2014 were as follows (amounts in thousands):

	For the Nine Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2015	2014	2014
REVENUE:
Total non-interest revenue	$369,249	$143,228	$347,860
Interest revenue	1,019	571	1,983
Interest expense	846	189	411
Total net interest revenue	173	382	1,572
Net revenue	369,422	143,610	349,432
EXPENSES:
Depreciation and amortization	8,280	6,505	12,694
Purchased intangible amortization	12,757	4,533	11,694
Other expense items	333,565	109,085	313,871
Total operating expense	354,602	120,123	338,259
OPERATING PROFIT	14,820	23,487	11,173
Interest on long term borrowings	7,671	2,541	7,526
INCOME BEFORE INCOME TAX BENEFIT	7,149	20,946	3,647
Income tax expense	11,207	11,939	7,326
NET INCOME	(4,058)	9,007	(3,679)
Net income attributable to non-controlling interests	1,343	785	987
Net income applicable to Gain Capital Holdings, Inc.	$(5,401)	$8,222	$(4,666)

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

12. NON-CONTROLLING INTERESTS

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

The table below reflects the non-controlling interests' effects on the Company's financial statements (amounts in thousands):

Redeemable non-controlling interests
January 1, 2015	$11,338
Adjustment to the redemption value of non-controlling interests	14
Net income attributable to non-controlling interests	1,343
Distributions to non-controlling interest holders	(1,035)
September 30, 2015	$11,660

13. CONVERTIBLE SENIOR NOTES
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

Interest expense related to the Convertible Senior Notes, included in Interest on long term borrowings in the condensed consolidated statements of operations and comprehensive income, was as follows (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense - stated coupon rate	$1,444	$825	$3,713	$2,475
Interest expense - amortization of deferred bond discount and costs	1,038	671	2,648	1,915
Total interest expense - convertible senior notes	$2,482	$1,496	$6,361	$4,390

14. EARNINGS PER COMMON SHARE

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
The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income applicable to GAIN Capital Holdings, Inc.	$973	$10,896	$(681)	$7,244
Adjustment to the redemption value of non-controlling interests (1)	1,428	(1,747)	(14)	(1,944)
Net income available to common shareholders	$2,401	$9,149	$(695)	$5,300
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	49,149,102	41,038,782	47,163,814	40,243,330
Effect of dilutive securities:
Stock options	320,770	562,187	471,613	786,956
RSUs/RSAs	448,835	1,922,893	394,007	2,024,673
Diluted weighted average common shares outstanding	49,918,707	43,523,862	47,163,814	43,054,959
Net earnings per common share:
Basic	$0.05	$0.22	$(0.01)	$0.13
Diluted	$0.05	$0.21	$(0.01)	$0.12

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

15. LEGAL
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

16. INCOME TAXES
The Company's expense/(benefit) for income taxes was approximately $7.9 million and $7.6 million for the three and nine months ended September 30, 2015, respectively. The Company’s provision for income taxes was approximately $9.2 million and $10.1 million for the three and nine months ended September 30, 2014, respectively. These amounts reflect effective tax rates of 83.5% and 44.1%, adjusted for certain discrete items, for the three months ended September 30, 2015 and 2014, respectively. The Company's effective tax rates of 92.0% and 55.0% for the nine months ended September 30, 2015 and 2014, respectively, reflect the Company's estimate of the annual effective tax rate adjusted for certain discrete items. The negative effective tax rate for the nine months ended September 30, 2015 was primarily due to the tax benefit resulting from the recognition of net operating losses from the Company's operations in Singapore, partially offset by charges relating to certain non-deductible compensation expenses incurred during 2014. Changes in the Company's effective rate arise primarily from changes in the geographic mix of revenues and expenses.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s deferred tax assets are included in Other assets on the condensed consolidated balance sheets.

17. REGULATORY REQUIREMENTS
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
18. SEGMENT INFORMATION
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
19. SUBSEQUENT EVENTS
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
Our cash and customer cash is generally held in money market funds, which primarily invest in short-term U.S. government securities or treasury bills. Such deposits and investments earned interest at an average effective rate of approximately 0.1% for the three months ended September 30, 2015. Interest paid to customers varies primarily due to the net value of customer accounts. A customer's net account value equals cash on deposit plus the mark to market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $0.1 million for the three months ended September 30, 2015, compared to $0.2 million for the three months ended September 30, 2014.
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

RESULTS OF OPERATIONS
Restatement
As discussed in Note 2 to our unaudited condensed consolidated financial statements under the heading "Restatement," we have restated our financial statements as of and for the ended September 30, 2015 and September 30, 2014. The information below reflects our restated results of operations.
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
REVENUE:
Retail revenue	$118,981	$89,771	$300,483	$222,362
Institutional revenue	8,292	8,537	26,734	25,641
Other revenue	772	4,478	5,248	5,199
Total non-interest revenue	128,045	102,786	332,465	253,202
Interest revenue	285	359	936	1,123
Interest expense	219	189	846	411
Total net interest revenue	66	170	90	712
Net revenue	$128,111	$102,956	$332,555	$253,914
Our total net revenue increased $25.2 million, or 24.4%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Total net revenue increased $78.6 million, or 31.0%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Retail revenue for the three and nine months ended September 30, 2015 increased $29.2 million, or 32.5%, and $78.1 million, or 35.1%, compared to the three and nine months ended September 30, 2014, respectively. The increase was primarily the result of our acquisition of City Index, as well as improved market conditions and increased trading volumes. The inclusion of operating results for GAA, Top Third and Galvan, each of which was acquired in 2014, for full periods during 2015 also contributed to the increase in retail revenue for the nine months ended September 30, 2015. These increases were partially offset by a decrease in revenue from our sales trader business, principally resulting from a repositioning of that business aimed at enhancing overall firm profitability and capital efficiency.
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

 Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Total Operating Expenses	$116,123	$80,573	$317,699	$231,226
As a percentage of net revenue	90.6%	78.3%	95.5%	91.1%
Our total operating expenses for the three months ended September 30, 2015 increased $35.6 million, or 44.1%, compared to the three months ended September 30, 2014, primarily due to the effects of the City Index acquisition. Our total operating expenses for the nine months ended September 30, 2015 increased $86.5 million, or 37.4%, compared to the nine months ended September 30, 2014, primarily due to the effects of the City Index acquisition.
For the three months ended September 30, 2015, the increase in operating expenses consisted primarily of an increase of $10.7 million in integration expenses, an increase of $7.8 million in general and administrative expenses, an increase of $4.0 million in referral fees, an increase of $3.4 million in employee compensation and benefits, an increase of $2.9 million in trading expenses, an increase of $2.6 million in selling and marketing expense, an increase of $2.1 million in purchased intangible amortization, an increase of $1.7 million in communications and technology expenses and an increase of $1.2 million in depreciation and amortization, which was partially offset by a decrease of $0.7 million in acquisition and $0.4 million in restructuring costs.
For the nine months ended September 30, 2015, the increase in operating expenses consisted primarily of an increase of $21.4 million in integration expenses, an increase of $19.0 million in referral fees, an increase of $12.0 million in general and administrative expenses, an increase of $10.5 million in employee compensation and benefits, an increase of $5.8 million in purchased intangible amortization, an increase of $4.3 million in selling and marketing expense and an increase of $4.0 million in trading expenses.
These changes in expenses are discussed in more detail below.
Employee Compensation and Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Employee compensation and benefits	$28,885	$25,505	$81,700	$71,188
As a percentage of net revenue	22.5%	24.8%	24.6%	28.0%
Employee compensation and benefits for the three months ended September 30, 2015 increased $3.4 million, or 13.3%, compared to the three months ended September 30, 2014. The increase was primarily due to the compensation and benefits for the additional employees acquired in the acquisition of City Index, partially offset by the headcount reductions effected in the third quarter of 2015.
Employee compensation and benefits for the nine months ended September 30, 2015 increased $10.5 million, or 14.8%, compared to the nine months ended September 30, 2014. The increase was primarily due to the compensation and benefits for the additional employees acquired in the acquisition of City Index and Galvan, partially offset by the impact of headcount reductions made in the first nine months of 2015.
Referral fees

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Referral fees	$28,607	$24,640	$84,724	$65,745
As a percentage of net revenue	22.3%	23.9%	25.5%	25.9%

Referral fees for the three months ended September 30, 2015 increased $4.0 million, or 16.1%, compared to the three months ended September 30, 2014. Referral fees for the nine months ended September 30, 2015 increased $19.0 million, or 28.9%, compared to the nine months ended September 30, 2014. These increases in referral fees relate to increased trading volume introduced to us by introducing brokers and white label partners in 2015, primarily due to our acquisition of City Index, partially offset by lower average referral fees per million paid to such partners in respect of such trading volumes.
Trading expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Trading expenses	$8,959	$6,032	$24,053	$20,089
As a percentage of net revenue	7.0%	5.9%	7.2%	7.9%
Trading expenses for the three and nine months ended September 30, 2015 increased $2.9 million, or 48.5%, and $4.0 million, or 19.7%, respectively, compared to the three and nine months ended September 30, 2014. These increases were primarily due to increased trading expenses resulting from the expansion of our business following the acquisition of City Index. Retail trading expenses relate to fees that we pay to various exchanges and other third parties for market data that we provide to our customers or use to create our own derived data products.
Communications and technology

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Communications and technology	$5,565	$3,822	$14,158	$11,645
As a percentage of net revenue	4.3%	3.7%	4.3%	4.6%
Communications and technology expenses for the three and nine months ended September 30, 2015 increased $1.7 million, or 45.6%, and $2.5 million, or 21.6%, respectively, compared to the three and nine months ended September 30, 2014. These increases were primarily due to the acquisition of City Index.
General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
General and administrative	$16,754	$8,945	$40,270	$28,310
As a percentage of net revenue	13.1%	8.7%	12.1%	11.1%
General and administrative expenses for the three and nine months ended September 30, 2015 increased $7.8 million, or 87.3%, and $12.0 million, or 42.2%, respectively, compared to the three and nine months ended September 30, 2014. These increases were primarily due to the acquisition of City Index.

Selling and Marketing Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Selling and marketing	$7,422	$4,803	$20,395	$16,118
As a percentage of net revenue	5.8%	4.7%	6.1%	6.3%

Selling and marketing expense for the three and nine months ended September 30, 2015 increased $2.6 million, or 54.5%, and $4.3 million, or 26.5%, respectively, compared to the three and nine months ended September 30, 2014. These increases were primarily due to supporting additional brands following the acquisition of City Index.
Purchased Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Purchased intangible amortization	$4,280	$2,228	$10,688	$4,841
As a percentage of net revenue	3.3%	2.2%	3.2%	1.9%
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
Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Depreciation and amortization	$2,925	$1,717	$7,638	$5,210
As a percentage of net revenue	2.3%	1.7%	2.3%	2.1%
Depreciation and amortization for the three and nine months ended September 30, 2015 increased $1.2 million, or 70.4% and$2.4 million, or 46.6%, respectively, compared to the three and nine months ended September 30, 2014. The increases resulted principally from the depreciation of property and equipment acquired in the City Index transaction.
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
Restructuring Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2015	2014	2015	2014
Restructuring expenses	$—	$436	$1,935	$2,126
As a percentage of net revenue	—%	0.4%	0.6%	0.8%
Restructuring expenses were negligible for the three months ending September 30, 2015 and $1.9 million for the nine months ending September 30, 2015. The restructuring expenses were $0.4 million and $2.1 million for the three and nine months ending September 30, 2014, respectively. Restructuring expenses include severance payments and related expenses that arose in connection with headcount reduction initiatives. Such initiatives were undertaken in 2015, as part of our efforts to integrate City Index. The smaller acquisitions in 2014 did not result in head count reduction of a comparable scale.
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
At September 30, 2015, we had approximately $101.9 million of undistributed earnings of our foreign operating subsidiaries indefinitely invested outside the United States. These earnings are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. No provision has been made for the U.S. taxes that would arise if these earnings were repatriated to the United States. If these earnings had been repatriated into the United States as of September 30, 2015, in the form of dividends or otherwise, the Company would have been subject to additional income taxes of approximately $9.5 million.
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

Cash Flow
The following table sets forth a summary of our cash flow for the nine months ended September 30, 2015 and the nine months ended September 30, 2014 (amounts in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Cash provided by/(used for) operating activities	$75,414	$83,715
Cash used for investing activities	(9,547)	(35,174)
Cash used for financing activities	(20,106)	(3,920)
Effect of exchange rate changes on cash and cash equivalents	1,576	(2,976)
Increase in cash and cash equivalents	$47,337	$41,645
Cash provided by operating activities was $75.4 million for the nine months ended September 30, 2015, compared to cash provided by operating activities of $83.7 million for the nine months ended September 30, 2014.
For the nine months ended September 30, 2015, we incurred approximately $32.5 million in non-cash expense items as opposed to approximately $11.0 million of similar non-cash expense items during the first nine months of 2014. In addition, receivables from brokers contributed operating cash of $50.9 million for first nine months of 2015 as compared to contributions of $61.4 million in the first nine months of 2014. Finally, cash outflows for accrued expenses and accrued compensation were $20.1 million for the first nine months of 2015 as compared to $3.7 million for the first nine months of 2014.
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

In connection with the Original Filing, management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2015 and concluded that the disclosure controls and procedures were effective. In connection with the restatement of the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015, which is discussed in Note 2 to the Company’s unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q/A, management of the Company, with the participation of its chief executive officer and chief financial officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015 and have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective.

Management re-assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, the Company has determined that there were material errors in the manner in which the Company accounted for income taxes for the three and six months ended September 30, 2015 and 2014 under ASC 740, “Income Taxes”. These errors related primarily to the manner in which certain intercompany payables and receivables between domestic and overseas subsidiaries of the Company were treated for accounting and tax purposes during the impacted periods. Accordingly, management, including the Company’s CEO and CFO, concluded that a material weakness in internal control over financial reporting existed as of September 30, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management of the Company has identified the material weakness that existed as of September 30, 2015 as resulting from insufficient formal preventive or detective controls designed to ensure that the Company's accounting for intercompany payables and receivables was consistent with general accepted accounting principles and management's expectations as to the tax treatment of those payables and receivables.

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

Changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2015. As noted above, since identifying the material weakness in our internal control over financial reporting discussed above, the Company’s management has begun implementing formal preventive and detective controls requiring the enhanced review of the accounting for and tax treatment of intercompany payables and receivables, particularly those between domestic and overseas subsidiaries.

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