Form 10-Q
period 2016-03-31
GAIN Capital Holdings, Inc.
filed 2016-05-09
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 4, 2016, the registrant had 48,450,924 shares of common stock, $0.00001 par value per share, outstanding.

GAIN Capital Holdings, Inc.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION
GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheet
(Unaudited)
(in thousands, except share data)

	As of March 31, 2016	As of December 31, 2015
ASSETS:
Cash and cash equivalents	$189,729	$171,888
Cash and securities held for customers	875,962	920,621
Receivables from brokers, of which ($11,128) and ($12,568), respectively, are open contracts at fair value	119,952	121,153
Prepaid assets	6,122	7,835
Property and equipment, net of accumulated depreciation of ($48,104) and ($44,750), respectively	32,275	30,367
Intangible assets, net of accumulated amortization of ($51,598) and ($47,906), respectively	86,007	91,512
Goodwill	33,718	34,017
Other assets, net of allowance for doubtful accounts of ($7,646) and ($6,832), respectively	53,142	47,166
Total assets	$1,396,907	$1,424,559
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers, of which ($145,115) and ($143,918) respectively, are open contracts at fair value	$875,962	$920,621
Accrued compensation and benefits	8,904	12,362
Accrued expenses and other liabilities	66,241	51,638
Income tax payable	5,819	1,068
Convertible senior notes	121,189	121,740
Total liabilities	$1,078,115	$1,107,429
Commitments and contingent liabilities
Redeemable non-controlling interests	$11,296	$11,046
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized, 52,529,627 shares issued and 48,718,428 shares outstanding as of March 31, 2016; 120 million shares authorized, 52,072,884 shares issued and 48,771,015 shares outstanding as of December 31, 2015)	$—	$—
Accumulated other comprehensive loss	(8,610)	(5,865)
Additional paid-in capital	214,696	212,981
Treasury stock, at cost (3,811,199 shares at March 31, 2016 and 3,301,869 at December 31, 2015)	(25,409)	(21,808)
Retained earnings	126,819	120,776
Total shareholders’ equity	307,496	306,084
Total liabilities and shareholders’ equity	$1,396,907	$1,424,559
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
REVENUE:
Retail revenue	$95,042	$72,942
Institutional revenue	6,707	9,871
Futures revenue	12,018	11,520
Other revenue	1,573	(1,366)
Total non-interest revenue	115,340	92,967
Interest revenue	318	337
Interest expense	104	318
Total net interest revenue	214	19
Net revenue	$115,554	$92,986
EXPENSES:
Employee compensation and benefits	$26,393	$22,139
Selling and marketing	6,439	4,558
Referral fees	20,663	26,578
Trading expenses	8,433	6,975
General and administrative	16,038	9,371
Depreciation and amortization	3,153	1,975
Purchased intangible amortization	3,922	2,151
Communications and technology	5,279	2,758
Bad debt provision	572	3,324
Acquisition expenses	—	37
Restructuring expenses	781	—
Integration expenses	813	64
Legal settlement	9,412	—
Total operating expense	101,898	79,930
OPERATING PROFIT	13,656	13,056
Interest expense on long term borrowings	2,592	1,502
INCOME BEFORE INCOME TAX EXPENSE	11,064	11,554
Income tax expense	2,347	5,745
Equity in net loss of affiliate	(16)	—
NET INCOME	8,701	5,809
Net income attributable to non-controlling interests	349	344
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	8,352	5,465
Other comprehensive loss:
Foreign currency translation adjustment	(2,745)	(2,248)
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$5,607	$3,217
Earnings per common share:
Basic	$0.17	$0.11
Diluted	$0.17	$0.11
Weighted average common shares outstanding used in computing earnings per common share:

Basic	48,622,816	43,206,628
Diluted	48,983,880	44,150,505

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE—December 31, 2015	48,771,015	$—	$(21,808)	$212,981	$120,776	$(5,865)	$306,084
Exercise of options	150,566	—	—	577	—	—	577
Conversion of restricted stock into common stock	306,177	—	—	—	—	—	—
Repurchase of shares	(509,330)	—	(3,601)	—	—	—	(3,601)
Stock compensation expense	—	—	—	1,067	—	—	1,067
Tax benefit of stock options exercises	—	—	—	176	—	—	176
Convertible note buyback	—	—	—	(105)	—	—	(105)
Adjustment to the redemption value of put options related to non-controlling interests	—	—	—	—	99	—	99
Dividend declared ($0.05 quarterly dividend per share)	—	—	—	—	(2,408)	—	(2,408)
Foreign currency translation adjustment	—	—	—	—	—	(2,745)	(2,745)
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	8,352	—	8,352
BALANCE—March 31, 2016	48,718,428	$—	$(25,409)	$214,696	$126,819	$(8,610)	$307,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gain Capital Holdings, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,701	$5,809
Adjustments to reconcile net income to cash provided by/(used for) operating activities
Loss on foreign currency exchange rates	162	2,028
Depreciation and amortization	7,075	4,126
Non-cash integration costs	173	—
Deferred taxes	(169)	201
Amortization of deferred financing costs	110	89
Bad debt provision	572	3,324
Convertible senior notes discount amortization	1,057	566
Stock compensation expense	1,067	1,204
Gain on extinguishment of debt	(89)	—
Loss of equity method investment	16	—
Changes in operating assets and liabilities:
Cash and securities held for customers	45,873	(78,066)
Receivables from brokers	4,159	(44,916)
Prepaid assets	1,640	(495)
Other assets	(6,416)	2,265
Payables to customers	(45,873)	78,066
Accrued compensation and benefits	(3,373)	(11,096)
Accrued expenses and other liabilities	15,071	(1)
Income tax payable	4,353	814
Cash provided by/(used for) operating activities	34,109	(36,082)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,922)	(1,214)
Funding of acquisitions, net of cash acquired	—	(89)
Cash used for investing activities	(5,922)	(1,303)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquisitions	—	(9,800)
Proceeds from exercise of stock options	577	1,584
Purchase of treasury stock	(3,601)	—
Tax benefit from employee stock option exercises	238	704
Dividend payments	(2,408)	(2,170)
Distributions to non-controlling interest holders	—	(410)
Repurchase of convertible notes	(1,735)	—
Cash used for financing activities	(6,929)	(10,092)
Effect of exchange rate changes on cash and cash equivalents	(3,417)	(1,815)
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	17,841	(49,292)
CASH AND CASH EQUIVALENTS—Beginning of period	171,888	139,351
CASH AND CASH EQUIVALENTS—End of period	$189,729	$90,059
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash (paid)/received during the year for:
Interest	$(104)	$(34)
Taxes	$688	$(1,923)
Non-cash financing activities:
Adjustment to redemption value of non-controlling interests	99	(524)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business

GAIN Capital Holdings, Inc. (together with its subsidiaries, the “Company”) is a Delaware corporation formed and incorporated on March 24, 2006. GAIN Holdings, LLC is a wholly-owned subsidiary of GAIN Capital Holdings, Inc., and it owns all outstanding membership units of GAIN Capital Group, LLC (“Group, LLC”), the Company's primary regulated entity in the United States. City Index (Holdings) Ltd (“City Index”) is the holding company of the Company's primary regulated entity outside of the United States.

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
The following list includes each of the Company’s significant U.S. and international regulated subsidiaries as of March 31, 2016:

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements for the interim periods. The financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission's ("SEC") regulations for interim financial statements, and, in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015, as amended on May 2, 2016. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after the elimination of inter-company transactions and balances.

In April 2015, the Financial Accounting Standards Board ("FASB") issued new guidance regarding the accounting for debt issuance costs. The guidance requires a company to present any deferred financing costs from debt issuance as a reduction of debt. The Company has adopted this guidance in the first quarter of 2016. The table below shows the impact of this adoption on the Company's reported consolidated balance sheet.

	As of December 31, 2015 (As Reported)	Adjustment	As of December 31, 2015 (Adjusted)
Assets:
Other assets	47,422	(256)	47,166
Liabilities:
Convertible senior notes	121,996	(256)	121,740

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2015, the FASB issued new guidance regarding the accounting for provisional adjustments of business combinations. The guidance states that if changes are required to be made to provisional amounts included in previously issued financial statements, such changes should be included in the period in which they are identified. These changes include adjustments to goodwill, as well as the cumulative impact of adjustments for depreciation, amortization or other income. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period.  The Company adopted this guidance in the first quarter of 2016; however, the accounting for all acquisitions was finalized prior to January 1, 2016 and, therefore, there was no impact on the Company following adoption of this new guidance.

In March 2016, FASB issued new guidance regarding the accounting for investments - equity method and joint ventures. The FASB issued this update to eliminate the requirement to retroactively adopt the equity method of accounting. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently assessing the impact of adopting this guidance on its financial statements.

In March 2016, the FASB issued new guidance regarding the accounting for stock compensation. The FASB issued this update to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, classification of employee taxes paid on the Statement of Cash Flows when an employer withholds shares for tax-withholding purposes, expected term, intrinsic value, and eliminating the indefinite deferral. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact of adopting this guidance on its financial statements.

In March and April 2016, the FASB issued new guidance regarding the accounting for revenue from contracts with customers. The FASB issued this update to improve the operability and understandability of the implementation guidance on principal versus agent considerations, and to provide clarification on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The guidance affects the revenue recognition guidance issued in May 2014, which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of the revenue recognition guidance issued in May 2014. The Company is currently assessing the impact of adopting this guidance on its financial statements.

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

	Fair Value Measurements on a Recurring Basis as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Customer derivative positions	$—	$145,115	$—	$145,115
Broker derivative contracts	—	(11,128)	—	(11,128)
Money market accounts	26,056	—	—	26,056
Certificates of deposit	174	—	—	174
Investment in gold	123	—	—	123
Total	$26,353	$133,987	$—	$160,340

	Fair Value Measurements on a Recurring Basis as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Customer derivative positions	$—	$143,918	$—	$143,918
Broker derivative contracts	—	(12,568)	—	(12,568)
Money market accounts	25,167	—	—	25,167
Certificates of deposit	174	—	—	174
Investment in gold	107	—	—	107
Total	$25,448	$131,350	$—	$156,798
The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the three months ended March 31, 2016, nor has there been any movement between levels during this period.

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
Level 3 Financial Liabilities

The Company does not have any level 3 Financial Assets or Liabilities on March 31, 2016 or December 31, 2015.

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

	As of March 31, 2016		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$131,080	$131,080	$—	$131,080	$—
Financial Liabilities:
Payables to customers	$1,021,077	$1,021,077	$—	$1,021,077	$—
Convertible senior notes	$121,189	$118,470	$—	$118,470	$—

	As of December 31, 2015		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$133,721	$133,721	$—	$133,721	$—
Financial Liabilities:
Payables to customers	$1,064,539	$1,064,539	$—	$1,064,539	$—
Convertible senior notes	$121,740	$122,264	$—	$122,264	$—

4. DERIVATIVES
The Company's contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from brokers and Payables to customers on the accompanying condensed Consolidated Balance Sheet (amounts in thousands):

	March 31, 2016
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$133,525	$(52,545)	$80,980
CFD contracts	91,195	(46,248)	44,947
Metals contracts	12,227	(4,167)	8,060
Total	$236,947	$(102,960)	$133,987

	March 31, 2016
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from brokers	$131,080	$(11,128)	$119,952
Payables to customers	$(1,021,077)	$145,115	$(875,962)

	December 31, 2015
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$138,140	$(59,468)	$78,672
CFD contracts	111,844	(70,429)	41,415
Metals contracts	18,866	(7,603)	11,263
Total	$268,850	$(137,500)	$131,350

	December 31, 2015
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from brokers	$133,721	$(12,568)	$121,153
Payables to customers	$(1,064,539)	$143,918	$(920,621)
The Company’s derivatives include different underlyings, which vary in price. Foreign exchange contracts typically have prices less than two dollars, while certain metals contracts and CFDs can be considerably higher priced. The table below presents the number of contracts reported within Receivables from brokers and Payables to customers on the consolidated balance sheet (amounts in thousands):

	March 31, 2016
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	2,277,094	2,744,129
CFD contracts	132,514	236,429
Metals contracts	894	336
Total	2,410,502	2,980,894

	December 31, 2015
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,106,885	2,931,109
CFD contracts	139,465	285,640
Metals contracts	1,278	308
Total	3,247,628	3,217,057

The Company did not designate any of its derivatives as hedging instruments at March 31, 2016 or December 31, 2015. Net gains/(losses) with respect to derivative instruments reflected in Retail Revenue in the accompanying condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2016 and 2015 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Derivative Instruments:
Foreign currency exchange contracts	$54,297	$36,660
CFD contracts	35,222	29,064
Metals contracts	4,960	5,988
Total	$94,479	$71,712

5. RECEIVABLES FROM BROKERS
Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	March 31, 2016	December 31, 2015
Required collateral	$127,326	$129,042
Excess from futures broker - Restricted	3,754	4,679
Open foreign exchange positions	(11,128)	(12,568)
Total	$119,952	$121,153

The Company has posted funds with brokers as collateral required by agreements for holding trading positions. These amounts are reflected as Receivables from brokers on the Condensed Consolidated Balance Sheet.

6. PROPERTY AND EQUIPMENT
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	March 31, 2016	December 31, 2015
Software	$47,736	$44,194
Computer equipment	16,061	14,300
Leasehold improvements	11,105	11,200
Telephone equipment	815	881
Office equipment	2,114	2,113
Furniture and fixtures	1,881	1,761
Web site development costs	667	668
Gross property and equipment	80,379	75,117
Less: Accumulated depreciation and amortization	(48,104)	(44,750)
Property and equipment, net	$32,275	$30,367
Depreciation and amortization expense for property and equipment was $3.2 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively.
The Company adjusted the depreciation and amortization period of certain property and equipment that experienced changes in estimated useful lives as a result of the City Index acquisition. This change in useful lives resulted in an additional charge of $0.2 million for the three months ended March 31, 2016.

7. INTANGIBLE ASSETS
The Company's various finite-lived intangible assets consisted of the following as of (amounts in thousands):

	March 31, 2016			December 31, 2015
Intangibles	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	$55,425	$(16,054)	$39,371	$56,388	$(14,111)	$42,277
Technology	73,714	(33,608)	40,106	74,378	(32,117)	42,261
Trademark	8,103	(1,936)	6,167	8,289	(1,678)	6,611
Total finite lived intangibles	137,242	(51,598)	85,644	139,055	(47,906)	91,149
Trademark not subject to amortization (1)	363	—	363	363	—	363
Total intangibles	$137,605	$(51,598)	$86,007	$139,418	$(47,906)	$91,512

(1) These indefinite-life trademarks relate to the Forex.com and foreignexchange.com domain names where management determined there was no legal, regulatory or technological limitation on their useful lives. These trademarks are also supported annually in the Company's impairment test for intangible assets.

The Company has the following identifiable intangible assets as of March 31, 2016:

Intangible Asset	Amount (in thousands)	Weighted average amortization period
Customer list	$55,425	7.6 years
Technology	73,714	8.9 years
Trademark (1)	8,466	6.7 years
	$137,605
(1) Trademarks with indefinite lives, as described above, comprise $0.4 million of the $8.5 million total trademark value.
Amortization expense for the purchased intangibles was $3.9 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively.

Goodwill
Goodwill is calculated as the difference between the cost of acquisition of an acquired business and the fair value of the net identifiable assets of that business. As of March 31, 2016 and December 31, 2015, the Company had recorded goodwill of approximately $33.7 million and $34.0 million, respectively. The decrease of $0.3 million was related to foreign currency translation adjustments.
The following represents the carrying amount of goodwill by segment (amounts in thousands):

	Retail	Institutional	Futures	Total
Carrying amount of goodwill as of December 31, 2015	$26,722	$4,788	$2,507	$34,017
Foreign currency translation adjustments	$(235)	$(42)	$(22)	$(299)
Carrying amount of goodwill as of March 31, 2016	$26,487	$4,746	$2,485	$33,718

8. OTHER ASSETS
Other assets consisted of the following as of (amounts in thousands):

	March 31, 2016	December 31, 2015
Vendor and security deposits	$12,855	$11,486
Income tax receivable	11,073	9,482
Deferred tax assets, net	18,235	17,827
GTX trade receivables	5,036	4,881
Customer debit positions	7,995	7,340
Allowance on customer debit positions	(7,646)	(6,832)
Miscellaneous receivables	4,749	2,160
Equity method investment	845	822
	$53,142	$47,166

9. RELATED PARTY TRANSACTIONS
Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company. These accounts are recorded in Payables to customers on the condensed consolidated balance sheet. The aggregate amount of these funds was $0.3 million and $0.3 million at March 31, 2016 and December 31, 2015, respectively.

IPGL Limited, the majority selling shareholder in the acquisition of City Index, has a trading account with the Company, which is recorded in Payables to customers on the condensed consolidated balance sheet. The aggregate amount of these funds was $10.5 million and $21.7 million at March 31, 2016 and December 31, 2015, respectively.

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

Pro Forma Information:
The following unaudited pro forma data is presented as if the acquisition of City Index had occurred on January 1, 2015. The unaudited pro forma data does not include the impact of forecasted operating expense synergies.
The unaudited pro forma data is provided for informational purposes only and may not necessarily be indicative of future results of operations or what the results of operations would have been had the Company and City Index operated as a combined entity for the periods presented.
Unaudited pro forma income statement line items for the three months ended March 31, 2015 were as follows (amounts in thousands):

For the Three Months Ended December 31,
2015
REVENUE:
Total non-interest revenue	$129,820
Interest revenue	420
Interest expense	864
Total net interest revenue	(444)
Net revenue	129,376
EXPENSES:
Depreciation and amortization	2,619
Purchased intangible amortization	3,319
Other expense items	109,423
Total operating expense	115,361
OPERATING PROFIT	14,015
Interest on long term borrowings	2,513
INCOME BEFORE INCOME TAX EXPENSE	11,502
Income tax expense	7,219
NET INCOME	4,283
Net income attributable to non-controlling interests	344
Net income applicable to Gain Capital Holdings, Inc.	$3,939
Restructuring

During the first quarter of 2016, the Company incurred restructuring expenses related to the global headcount reductions following the City Index acquisition. The Company incurred $0.8 million of restructuring expenses for the three months ended March 31, 2016. These expenses are recorded in Restructuring expenses in the condensed consolidated statements of operations and comprehensive income. The restructuring liabilities are recorded in Accrued compensation and benefits in the condensed consolidated balance sheet.

For the Three Months Ended March 31,
2016
Restructuring liability as of January 1, 2016	$499
2016 restructuring expenses	781
Payments made in 2016	(567)
Restructuring liability as of March 31, 2016	$713

11. NON-CONTROLLING INTEREST

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

The non-controlling interests are not classified as liabilities, because redemption is not mandatory or at fixed prices. They are not classified as equity, because their redemption is not exclusively in the Company's control. Therefore, the non-controlling interests are classified as temporary equity in the Condensed Consolidated Balance Sheet.

The non-controlling interests' carrying value is determined by the Company's purchase prices and the non-controlling interests' share of the Company's subsequent net income. This value is benchmarked against the redemption value of the sellers' put options. The carrying value is adjusted to the latter, provided that it does not fall below the initial carrying values, as determined by the Company's purchase price allocation. The Company has made a policy election to reflect any changes caused by such an adjustment in retained earnings, rather than in current earnings. The Company recorded an adjustment of $(0.1) million for the three months ended March 31, 2016.

The table below reflects the non-controlling interests' effects on the Company's financial statements (amounts in thousands):

Redeemable non-controlling interests
January 1, 2016	$11,046
Adjustment to the redemption value of non-controlling interests	(99)
Net income attributable to non-controlling interests	349
Distributions to non-controlling interest holders	—
March 31, 2016	$11,296

12. CONVERTIBLE SENIOR NOTES

Convertible Senior Notes due 2020

On April 1, 2015, as part of the City Index acquisition consideration, the Company issued to the sellers $60.0 million aggregate principal amount of 4.125% Convertible Senior Notes maturing on April 1, 2020. These Convertible Senior Notes pay interest semi-annually on April 1 and October 1 at a rate of 4.125% per year, which commenced on October 1, 2015.

Convertible Senior Notes due 2018
On November 27, 2013, the Company issued $80.0 million aggregate principal amount of 4.125% Convertible Senior Notes maturing on December 1, 2018. The Company received net proceeds of $77.9 million, after deducting the initial purchasers' discount. These Convertible Senior Notes pay interest semi-annually on June 1 and December 1 at a rate of 4.125% per year, commenced on June 1, 2014. During the quarter ending March 31, 2016, the Company repurchased $1.9 million in principal amount of the convertible senior notes due in 2018, for an aggregate purchase price of $1.7 million.

Under accounting guidance, an entity must separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion. The separate accounting must reflect the issuer's economic interest cost.

The balances of the liability and equity components of the Convertible Senior Notes as of March 31, 2016, and December 31, 2015 were as follows (amounts in thousands):

	March 31, 2016	December 31, 2015
Liability component - principal	$138,150	$140,000
Deferred bond discount	16,728	18,004
Deferred financing cost	233	256
Liability component - net carrying value	$121,189	$121,740

Additional paid in capital	$27,822	$27,920
Discount attributable to equity	(419)	(412)
Equity component	$27,403	$27,508

In April 2015, the FASB issued new guidance regarding the accounting for debt issuance costs. The guidance requires a company to present any deferred financing costs from debt issuance as a reduction of debt, which is a change from current presentation in assets. The Company has adopted this guidance in the first quarter of 2016.

Interest expense related to the Convertible Senior Notes, included in Interest on long term borrowings in the condensed consolidated statements of operations and comprehensive income was as follows (amounts in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Interest expense - stated coupon rate	$1,444	$825
Interest expense - amortization of deferred bond discount and costs	1,079	588
Total interest expense - convertible senior notes	$2,523	$1,413

13. EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, vested restricted stock units and vested restricted stock awards which are to be delivered as soon as administratively practicable on or after December 31, 2016, unvested restricted stock units and unvested restricted stock awards. Approximately 0.4 million and 0.1 million stock options were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2016, and three months ended March 31, 2015, respectively, as they were anti-dilutive.

Diluted earnings per share excludes any shares of Company common stock potentially issuable under the Company's convertible senior notes, which are discussed in Note 12. Based upon an assumed trading price of $13 for each share of the Company's common stock, and if the relevant conditions under the indenture governing both 2018 and 2020 convertible senior notes were satisfied, there would be an additional 0.5 million and 1.5 million dilutive shares, for the 2018 and 2020 notes, respectively.
The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the Three Months Ended March 31,
	2016	2015
Net income applicable to GAIN Capital Holdings, Inc.	$8,352	$5,465
Adjustment to the redemption value of non-controlling interests (1)	99	(524)
Net income available to GAIN common shareholders	$8,451	$4,941
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	48,622,816	43,206,628
Effect of dilutive securities:
Stock options	172,193	581,086
RSUs/RSAs	188,871	362,791
Diluted weighted average common shares outstanding	48,983,880	44,150,505
Earnings per common share
Basic	$0.17	$0.11
Diluted	$0.17	$0.11

(1)
During the three months ended March 31, 2016, the Company recorded an adjustment of $0.1 million to the carrying value of the put options related to the Company's redeemable non-controlling interests, which increased retained earnings and decreased non-controlling interests. During the three months ended March 31, 2015, an adjustment of $(0.5) million was recorded to the carrying value of the put options related to the Company's redeemable non-controlling interests, which decreased retained earnings and increased non-controlling interests. The adjustment to the carrying value increased earnings available to the Company's shareholders for purposes of calculating basic and diluted earnings per common share for the three months ended March 31, 2016 and decreased earnings available to the Company's shareholders for purposes of calculating basic and diluted earnings per common share for the three months ended March 31, 2015

14. LEGAL
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
Litigation

On February 16, 2012, the Company received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with the Company and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint had been filed and served on the Company, the claimants requested, and the Company agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. The Company submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012 the Company received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. The Company subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to the Company's motion on June 2, 2013 and subsequently the Company filed a response to this answer on July 15, 2013. A hearing was held on the Company's application for strike out and/or summary judgment on September 18 and 19, 2013.  After the hearing, the judge asked the claimants to respond in writing to his additional questions from the hearing.  The claimants had until October 11, 2013 to provide answers and the Company was given until November 1, 2013 to respond.  On February 26, 2014, the judge denied the Company's motion for strike out and/or summary judgment. Case management conferences were held by the Court on October 17, 2014 and June 18, 2015. On August 3, 2015, the claimants filed an Amended Master Particulars of Claim, and on October 6, 2015, the Company filed an Amended Defense. The parties completed discovery and provided disclosure on October 30, 2015. On April 28, 2016, the parties entered into a Settlement Agreement in which the Company agreed to make a one-time settlement payment in exchange for a full and final settlement of all claims. The settlement amount, net of anticipated insurance recoveries, totaled approximately $9.4 million.

15. INCOME TAXES
The Company’s provision for income taxes was approximately $2.3 million and $5.7 million for the three months ended March 31, 2016 and the three months ended March 31, 2015, respectively. These amounts reflect effective tax rates of 21.2% and 49.7% for the three months ended March 31, 2016 and the three months ended March 31, 2015, respectively, and reflect the Company's estimate of the annual effective tax rate adjusted for certain discrete items. Changes in the Company's effective rate arise primarily from changes in the geographic mix of revenues and expenses.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the condensed consolidated balance sheet.

16. REGULATORY REQUIREMENTS
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of March 31, 2016 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$29.1	$44.5	$15.4	153%
GAIN Capital-Forex.com U.K., Ltd.	25.1	60.3	35.2	240%
GAIN Capital Japan Co., Ltd.	1.4	9.7	8.3	693%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.6	1.7	189%
GAIN Capital Forex.com Australia, Pty. Ltd.	0.8	2.9	2.1	363%
Galvan Research and Trading, Ltd.	0.7	4.2	3.5	600%
GAIN Capital-Forex.com Canada Ltd.	0.2	1.4	1.2	700%
GAIN Capital Securities, Inc.	0.1	0.4	0.3	400%
GAIN Global Markets, Inc.	0.2	0.3	0.1	150%
Gain Capital UK, Ltd.	60.4	129.9	69.5	215%
Gain Capital Singapore Pte, Ltd.	0.6	7.8	7.2	1,300%
Gain Capital Australia Pty Ltd.	0.8	3.0	2.2	375%
Global Assets Advisors, LLC	0.1	1.6	1.5	1,600%
Total	$121.4	$269.6	$148.2	222%

17. SEGMENT INFORMATION
The Company's segment reporting structure includes three operating segments, retail, institutional and futures. These operating segments are discussed in more detail below. The Company also reports information relating to general corporate services in a fourth component, corporate and other. Information in these condensed consolidated financial statements reflects the information presented to the chief operating decision maker, and prior periods have been retrospectively adjusted to reflect the current segment structure. The chief operating decision maker does not review total assets by operating segment.

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

Futures Segment

The futures segment offers execution and related services for exchange-traded futures and futures options on major U.S. and European exchanges. The Company offers futures services through its subsidiary, Group, LLC, under the GAIN Capital Futures brand. In addition, in 2014, the Company expanded its futures business by acquiring majority interests in GAA and TT.

Corporate and other

Corporate and other provides general corporate services to the Company's segments and also includes eliminations between operating segments which were $(0.4) million, $0.0 million for the three months ended March 31, 2016 and 2015. Corporate and other revenue primarily comprises foreign currency transaction gains and losses.
Selected financial information by segment is presented in the following tables (amounts in thousands):

Retail
	Three Months Ended March 31,
	2016	2015
Net revenue	$96,705	$73,342

Employee compensation and benefits	16,702	12,157
Selling and marketing	6,213	4,207
Referral fees	16,602	22,674
Other operating expenses	20,881	11,286
Segment profit	$36,307	$23,018

Institutional
	Three Months Ended March 31,
	2016	2015
Net revenue	$7,119	$10,074

Employee compensation and benefits	3,202	3,960
Selling and marketing	6	71
Other operating expenses	2,440	2,512
Segment profit	$1,471	$3,531

Futures
	Three Months Ended March 31,
	2016	2015
Net revenue	$12,204	11,536

Employee compensation and benefits	2,986	2,519
Selling and marketing	220	280
Referral fees	4,061	3,904
Other operating expenses	3,983	3,611
Segment profit	$954	$1,222

Corporate and Other
	Three Months Ended March 31,
	2016	2015
Other revenue	$(474)	$(1,966)

Employee compensation and benefits	3,503	3,503
Other operating expenses	3,018	2,519
Loss	$(6,995)	$(7,988)

Reconciliation of operating segment profit to Income before income tax expense

	Three Months Ended March 31,
	2016	2015
Retail segment	$36,307	$23,018
Institutional segment	1,471	3,531
Futures segment	954	1,222
Corporate and other	(6,995)	(7,988)
SEGMENT PROFIT	31,737	19,783
Depreciation and amortization	3,153	1,975
Purchased intangible amortization	3,922	2,151
Acquisition expenses	—	37
Restructuring expenses	781	—
Integration expenses	813	64
Legal settlement	9,412	—
SNB bad debt provision	—	2,500
OPERATING PROFIT	13,656	13,056
Interest expense on long term borrowings	2,592	1,502
INCOME BEFORE INCOME TAX EXPENSE	$11,064	$11,554

18. SUBSEQUENT EVENTS

On April 28, 2016, the Company entered into a Settlement Agreement with the claimants in the Cameron Farley Ltd. matter discussed in Note 14. Pursuant to the terms of the Settlement Agreement, the Company agreed to make a one-time settlement payment in exchange for a full and final settlement of all claims. The settlement amount, net of anticipated insurance recoveries, totaled approximately $9.4 million.

In May 2015, the Company announced the payment of a $0.05 dividend per share of Common Stock payable on June 20, 2016 to stockholders of record on June 13, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN”, the “Company”, “our”, “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. Our fiscal quarter ended on March 31, 2016.
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as amended on May 2, 2016, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that we “believe”, “expect”, “anticipate”, “plan” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include those set forth in the section entitled “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended on May 2, 2016, and discussed elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described therein and herein are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also impair the business. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

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

Overall market conditions in the three months ended March 31, 2016 reflected increased volatility, and as a result, we experienced a level of revenue capture in our retail segment which was higher than our trailing twelve- and twenty-four month averages.

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

Part of our growth strategy is to enter new markets, and as we do so we will become subject to regulation in those markets. Complying with different regulatory regimes in multiple markets is expensive, and in many markets the regulatory environment is unclear and evolving. New regulatory requirements and changes in the interpretation of existing regulatory requirements may force us to alter our business practices.

City Index Acquisition

On April 1, 2015, we completed the acquisition of the entire issued and outstanding share capital of City Index (Holdings) Limited, or City Index, a global online trading firm specializing in CFDs, forex and spread betting from City Index Group Limited. The purchase price consisted of approximately (i) $6.1 million in cash, inclusive of working capital adjustments and $1.0 million in cash to be held in escrow; (ii) 5,319,149 shares of our common stock, including 4,787,234 shares to be held in escrow; and (iii) 4.125% unsecured Convertible Senior Notes with an aggregate principal amount of $60.0 million and fair value of $65.0 million, including convertible senior notes with an aggregate principal amount of $54.0 million to be held in escrow. In addition, we paid City Index approximately $22.4 million, which was used to settle certain inter-company liabilities between City Index and City Index Group Limited.

Key Income Statement Line Items and Key Operating Metrics
The following table sets forth key financial metrics for our business for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
Net revenue	$115,554	$92,986
Net income applicable to GAIN Capital Holdings, Inc.	$8,352	$5,465

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

For the three months ended March 31, 2016 and March 31, 2015, retail segment revenue represented 83.7% and 78.9% of our total net revenue, respectively.
For the three months ended March 31, 2016 and March 31, 2015, approximately 96% and 94%, respectively, of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 4% and 6%, respectively, of our average daily retail trading volume consisted of our net exposure. Trade flow that is naturally hedged allows us to keep the entire bid/ask spread on the two transactions which offset each other in market risk terms. In contrast, when we hedge trade flow with our liquidity providers, we keep the difference between the retail bid/ask spread we offer our customers and the wholesale bid/ask spread we pay to our liquidity providers.
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
Our institutional segment revenue includes revenue generated by intercompany transactions with other segments/affiliates that are eliminated when calculating our consolidated net revenue. This intercompany revenue totaled approximately $0.4 million for the three months ended March 31, 2016.

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
Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term U.S. government securities or treasury bills. Interest paid to customers varies primarily due to the net value of a customer account. A customer's net account value equals cash on deposit plus the mark-to-market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $0.2 million for the three months ended March 31, 2016. Net interest revenue was negligible for the three months ended March 31, 2015.
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
Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from their customers.  Our indirect business accounted for 46.1% and 47.9% of retail trading volume in the three months ended March 31, 2016 and March 31, 2015, respectively.

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

Purchased Intangible Amortization
Purchased intangible amortization consists of amortization related to intangible assets we acquired since 2012 in connection with our acquisitions. The principal intangible assets acquired were technology, customer assets and trademarks. These intangible assets have useful lives ranging from one year to ten years.

Communications and Technology
Communications and technology consists of communications fees, data fees, product development, software and maintenance expenses.

Bad debt provision
Bad debt provision represents the amounts estimated for the uncollectibility of certain outstanding balances during the period.

Restructuring Expenses
For the three months ended March 31, 2016, we incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with accounting guidance.

Acquisition Expenses
For the three months ended March 31, 2015, we incurred acquisition-related expenses, which included costs, such as legal, accounting, valuation and other costs specified in accounting guidance. These costs are expensed as incurred.

Integration Expenses
For the three months ended March 31, 2016 and March 31, 2015, we incurred integration expenses, which are acquisition related costs that do not meet the definition of acquisition costs specified in accounting guidance. These costs include retention bonuses paid to employees and the cost of retiring redundant assets.

Legal Settlement
On April 28, 2016, we entered into a settlement agreement with the claimants in the Cameron Farley Ltd. matter discussed below in "Part II - Other Information - Item 1. Legal Proceedings". Pursuant to the terms of the settlement agreement, we agreed to make a one-time settlement payment in exchange for a full and final settlement of all claims. The settlement amount, net of anticipated insurance recoveries, totaled approximately $9.4 million.

Interest on long term borrowings
Interest on long-term borrowings consists of interest expense on our 4.125% Convertible Senior Notes due 2018, issued in November 2013, and our 4.125% Convertible Senior Notes due 2020, issued in April 2015 in connection with the City Index acquisition.
Operating Metrics
The following table sets forth key operating metrics for our business for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
Retail Segment
OTC Trading Volume (billions)	$861.7	$894.6
OTC Average Daily Volume (billions)	$13.5	$14.2
Active OTC Accounts	136,559	99,017
Client Assets (millions)	$639.4	$675.6

Institutional Segment
ECN Volume (billions)	$531.6	$495.7
ECN Average Daily Volume (billions)	$8.3	$7.9
Swap Dealer Volume (billions)	$186.6	$240.8
Swap Dealer Average Daily Volume (billions)	$2.9	$3.8

Futures Segment
Futures Contracts	2,334,308	2,381,073
Futures Average Daily Contracts	38,267	39,034
Active Futures Accounts	8,890	8,562
Client Assets (millions)	$236.6	$245.0
OTC Trading Volume
OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our retail customers. Approximately 54.5% of our customer trading volume for the three months ended March 31, 2016 was generated by our retail businesses, compared to 54.8% for the three months ended March 31, 2015.

OTC Average Daily Volume
OTC average daily volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our customers in a given period divided by the number of trading days in the given period.

Active OTC Accounts
Active OTC accounts represent customers who executed at least one trade during the relevant period. We believe active OTC accounts is an important operating metric because it correlates to our trading volume and revenue.

Client Assets
Client assets represent amounts due to clients, including customer deposits and unrealized gains or losses arising from open positions.
ECN Volume
ECN volume is the U.S. dollar equivalent of the aggregate notional value of trades executed on our GTX platform.
ECN Average Daily Volume
ECN average daily volume is the U.S. dollar equivalent of the aggregate notional value of trades executed on our GTX platform in a given period divided by the number of trading days in the given period.
Swap Dealer Volume
Swap dealer volume is the U.S. dollar equivalent of the aggregate notional value of trades executed through our non-platform institutional trading services.
Swap Dealer Average Daily Volume
Swap dealer average daily volume is the U.S. dollar equivalent of the aggregate notional value of trades executed through our non-platform institutional trading services in a given period divided by the number of trading days in the given period.

Futures Contracts
Futures contracts represent the total number of contracts transacted by customers of our futures segment.

Futures Average Daily Contracts
Average daily futures contracts is the number of futures contracts transacted by our futures customers in a given period divided by the number of trading days in the given period.

Active Futures Accounts
Active futures accounts represent customers who executed at least one futures trade during the relevant period.

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

In order to increase customer trading volume, we focus our marketing, customer service and education activities on attracting new customers and extending the duration and scope of the relationship our customers have with us.

For the three months ended March 31, 2016 and March 31, 2015, no single retail or institutional customer accounted for more than 2.5% of our revenue for the period.

RESULTS OF OPERATIONS
Revenue

	Three Months Ended March 31,
	(amounts in thousands)
	2016	2015
REVENUE:
Retail revenue	$95,042	$72,942
Institutional revenue	6,707	9,871
Futures revenue	12,018	11,520
Other revenue	1,573	(1,366)
Total non-interest revenue	115,340	92,967
Interest revenue	318	337
Interest expense	104	318
Total net interest revenue	214	19
Net revenue	$115,554	$92,986
Our total net revenue increased $22.6 million, or 24.3%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.
Retail revenue for the three months ended March 31, 2016 increased $22.1 million, or 30.3%, compared to the three months ended March 31, 2015. The increase was primarily a result of the City Index acquisition on April 1, 2015.

Institutional revenue decreased $3.2 million, or 32.1%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The decrease primarily resulted from a decrease in volume in our non-platform institutional trading services business and shifts in trading volume on our GTX platform towards lower margin transactions, partially offset by an increase in ECN trading volume.
Futures revenue increased $0.5 million, or 4.3%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase was primarily due to an increase in revenues per traded contract during the three month period ended March 31, 2016 as compared to the same period in 2015.
Other revenue increased $2.9 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily due to the impact of foreign currency revaluation.

Expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2016	2015
Total operating expenses (amounts in thousands)	$101,898	$79,930
As a percentage of net revenue	88.2%	86.0%
Our total operating expenses for the three months ended March 31, 2016 increased $22.0 million, or 27.5%, compared to the three months ended March 31, 2015.
The increase in operating expenses consisted primarily of an increase of $4.3 million in employee compensation and benefits, an increase of $1.5 million in trading expenses, an increase of $6.7 million in general and administrative, an increase of $2.5 million in communications and technology, an increase of $1.9 million in selling and marketing expense and an increase of $1.8 million in purchased intangible amortization, as well as net expense of approximately $9.4 million relating to the settlement of an outstanding legal claim. These increases were partially offset by a decrease of $5.9 million in referral fees, a decrease of $1.2 million in depreciation and amortization, and a decrease of $2.8 million in bad debt provision. The causes of these changes in expenses are discussed in more detail below.

Employee Compensation and Benefits

	Three Months Ended March 31,
	(amounts in thousands)
	2016	2015
Employee compensation and benefits	$26,393	$22,139
As a percentage of net revenue	22.8%	23.8%
Employee compensation and benefits for the three months ended March 31, 2016 increased $4.3 million, or 19.2%, compared to the three months ended March 31, 2015. The increase was primarily due to the compensation and benefits for the additional employees acquired in the acquisition of City Index, partially offset by the headcount reductions effected in the third and fourth quarters of 2015.
Referral fees

	Three Months Ended March 31,
	(amounts in thousands)
	2016	2015
Referral fees	$20,663	$26,578
As a percentage of net revenue	17.9%	28.6%
Referral fees for the three months ended March 31, 2016 decreased $5.9 million, or 22.3%, compared to the three months ended March 31, 2015. This decrease was primarily a result of lower average referral fees per million paid to introducing brokers and white label partners.
Trading expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2016	2015
Trading expenses	$8,433	$6,975
As a percentage of net revenue	7.3%	7.5%
Trading expenses for the three months ended March 31, 2016 increased $1.5 million, or 20.9%, compared to the three months ended March 31, 2015. The increase was primarily due to increased trading expenses resulting from the expansion of our business following the acquisition of City Index. Retail trading expenses relate to exchange fees paid to stock exchanges and other third-parties for exchange market data that we provide to our customers or use to create our own derived data products.
General and administrative

	Three Months Ended March 31,
	(amounts in thousands)
	2016	2015
General and administrative	$16,038	$9,371
As a percentage of net revenue	13.9%	10.1%
General and administrative expenses for the three months ended March 31, 2016 increased $6.7 million, or 71.1%, compared to the three months ended March 31, 2015. The increase was primarily due to the acquisition of City Index.

Communications and technology

	Three Months Ended March 31,
	(amounts in thousands)
	2016	2015
Communications and technology	$5,279	$2,758
As a percentage of net revenue	4.6%	3.0%
Communications and technology expenses for the three months ended March 31, 2016 increased $2.5 million, or 91.4%, compared to the three months ended March 31, 2015. The increase was primarily due to the acquisition of City Index.

Selling and Marketing Expense

	Three Months Ended March 31,
	(amounts in thousands)
	2016	2015
Selling and marketing	$6,439	$4,558
As a percentage of net revenue	5.6%	4.9%
Selling and marketing expense for the three months ended March 31, 2016 increased $1.9 million, or 41.3%, compared to the three months ended March 31, 2015. The increase was primarily due to supporting additional brands following the acquisition of City Index.
Purchased Intangible Amortization

	Three Months Ended March 31,
	(amounts in thousands)
	2016	2015
Purchased intangible amortization	$3,922	$2,151
As a percentage of net revenue	3.4%	2.3%
Purchased intangible amortization for the three months ended March 31, 2016 increased $1.8 million compared to the three months ended March 31, 2015. The increase was primarily from the amortization of intangible assets acquired as part of the City Index transaction.
Depreciation and Amortization

	Three Months Ended March 31,
	(amounts in thousands)
	2016	2015
Depreciation and amortization	$3,153	$1,975
As a percentage of net revenue	2.7%	2.1%
Depreciation and amortization increased $1.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase resulted principally from the depreciation of property and equipment acquired in the City Index transaction.

Bad Debt Provision

	Three Months Ended March 31,
	(amounts in thousands)
	2016	2015
Bad debt provision	$572	$3,324
As a percentage of net revenue	0.5%	3.6%
Bad debt provision decreased $2.8 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease resulted primarily from $2.5 million in negative balances experienced by certain of our customers following actions taken by the Swiss National Bank in January 2015.
Acquisition Expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2016	2015
Acquisition expenses	$—	$37
As a percentage of net revenue	—%	—%
Acquisition expenses are costs directly attributable to the acquisitions in 2015, primarily consisting of legal, accounting and other professional advisory fees.
Restructuring Expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2016	2015
Restructuring expenses	$781	$—
As a percentage of net revenue	0.7%	—%
Restructuring expenses include severance payments and related expenses that arose in connection with headcount reductions relating to our ongoing integration of City Index.
Integration Expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2016	2015
Integration expenses	$813	$64
As a percentage of net revenue	0.7%	0.1%
Integration expenses relate to acquisition-related activity; primarily employee relocation costs, retention payments to employees and accelerated amortization of assets.
Legal Settlement

	Three Months Ended March 31,
	(amounts in thousands)
	2016	2015
Legal settlement	9,412	—

As a percentage of net revenue	8.1%	—%

On April 28, 2016, we entered into a settlement agreement with the claimants in the Cameron Farley Ltd. matter discussed below in "Part II - Other Information - Item 1. Legal Proceedings". Pursuant to the terms of the settlement agreement, we agreed to make a one-time settlement payment in exchange for a full and final settlement of all claims. The settlement amount, net of anticipated insurance recoveries, totaled approximately $9.4 million.
Interest on long term borrowings

	Three Months Ended March 31,
	(amounts in thousands)
	2016	2015
Interest on long term borrowings	2,592	1,502
As a percentage of net revenue	2.2%	1.6%

Interest paid on long term borrowings were $2.6 million and $1.5 million for the three months ended March 31, 2016 and three months ended March 31, 2015, respectively. Interest on long-term borrowings consists of interest expense on our 4.125% Convertible Senior Notes due 2018, issued in November 2013, and our 4.125% Convertible Senior Notes due 2020, issued in April 2015 in connection with the City Index acquisition.

Income Taxes

	Three Months Ended March 31,
	(amounts in thousands)
	2016	2015
Income tax expense	2,347	5,745
Effective tax rate	21.2%	49.7%

Income tax expense decreased by $3.4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Our effective tax rate for the three months ended March 31, 2016 was 21.2% compared to 49.7% for the three months ended March 31, 2015. The decrease in effective tax was due to changes in the jurisdictions in which profits were recognized during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Segment Results - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Retail Segment

	Three Months Ended March 31,
	(amounts in thousands)
	2016	2015
Net revenue	$96,705	$73,342

Employee compensation and benefits	16,702	12,157
Selling and marketing	6,213	4,207
Referral fees	16,602	22,674
Other operating expenses	20,881	11,286
Segment profit	$36,307	$23,018

Retail segment net revenue increased $23.4 million, or 31.9%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase was primarily the result of the City Index acquisition in April 2015.

Employee compensation and benefits expenses for the retail segment increased $4.5 million, or 37.4%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase was primarily due to the compensation and benefits for the additional employees employed following the acquisition of City Index, partially offset by the headcount reductions effected in the third and fourth quarters of 2015.

Selling and marketing expense for the retail segment increased $2.0 million, or 47.7%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase was primarily due to costs incurred to support additional brands following the acquisition of City Index.

Referral fees for the retail segment decreased $6.1 million, or 26.8%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This decrease was primarily a result of lower average referral fees per million paid to introducing brokers and white label partners.

Other operating expenses for the retail segment increased $9.6 million, or 85.0%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase was primarily due to the acquisition of City Index. Other operating expenses for the retail segment include general and administrative expenses, communication and technology expenses and trading expenses.

Institutional Segment

	Three Months Ended March 31,
	(amounts in thousands)
	2016	2015
Net revenue	$7,119	$10,074

Employee compensation and benefits	3,202	3,960
Selling and marketing	6	71
Other operating expenses	2,440	2,512
Segment profit	$1,471	$3,531

Institutional segment net revenue decreased $3.0 million, or 29.3%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The decrease primarily resulted from a decrease in volume in our non-platform institutional trading services business and shifts in trading volume on our GTX platform towards lower margin transactions, partially offset by an increase in ECN trading volume.

Employee compensation and benefits expenses for the institutional segment decreased $0.8 million, or 19.1%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The decrease was primarily due to a decrease in commissions paid to employees as a result of the decrease in revenue.

Selling and marketing expenses for the institutional segment decreased $0.1 million, or 91.5%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

Other operating expenses for the institutional segment decreased $0.1 million, or 2.9%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Other operating expenses from the institutional segment include general and administrative expenses, communication and technology expenses and trading expenses.

Futures Segment

	Three Months Ended March 31,
	(amounts in thousands)
	2016	2015
Net revenue	$12,204	11,536

Employee compensation and benefits	2,986	2,519

Selling and marketing	220	280
Referral fees	4,061	3,904
Other operating expenses	3,983	3,611
Segment profit	$954	$1,222

Futures segment net revenue increased $0.7 million, or 5.8%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase was primarily due to an increase in revenues per traded contract during the three-month period ended March 31, 2016 as compared to the same period in 2015.

Employee compensation and benefits expenses for the futures segment increased $0.5 million, or 18.5%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase was primarily due to additional commissions paid to employees as a result of the increase in revenue.

Selling and marketing expenses for the futures segment decreased $0.1 million, or 21.4%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

Referral fees for the futures segment increased $0.2 million, or 4.0%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase was primarily due to an increase in indirect futures business.

Other operating expenses for the futures segment increased $0.4 million, or 10.3%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses and trading expenses.

Corporate and Other

	Three Months Ended March 31,
	(amount in thousands)
	2016	2015
Other revenue	$(474)	$(1,966)

Employee compensation and benefits	3,503	3,503
Other operating expenses	3,018	2,519
Loss	$(6,995)	$(7,988)

Corporate and other revenue increased $1.5 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase was largely due changes in foreign currency revaluations.

Employee compensation and benefits expenses for employees not attributed to any of our operating segments, such as our executive officers, did not change for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Other operating expenses not attributed to any of our operating segments increased $0.5 million, or 19.8%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase was primarily due to an increase in professional fees.

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
As a holding company, nearly all of our funds from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. The following table shows the amount of cash held by our operating subsidiaries outside the United States and the amount of undistributed earnings (amounts in millions) at March 31, 2016:

Entity Name	Cash	Undistributed Earnings
GAIN Capital-Forex.com U.K., Ltd.	$220.6	$83.0
Gain Capital UK, Ltd.	313.7	20.9
GAIN Capital Japan Co., Ltd.	49.4	—
Gain Capital Singapore Pte, Ltd.	27.3	1.3
Gain Capital Australia Pty Ltd.	19.0	1.7
GAIN Capital-Forex.com Hong Kong, Ltd.	3.8	—
GAIN Capital Forex.com Australia, Pty. Ltd.	9.9	—
GAIN Capital-Forex.com Canada Ltd.	8.2	—
Galvan Research and Trading Ltd.	0.3	4.2
Faraday Research LLP	0.4	0.6
GAIN Global Markets, Inc.	0.3	—
GTX Bermuda Ltd.	7.2	9.4
Gain Global Markets Bermuda, Ltd.	5.0	—
Total	$665.1	$121.1
At March 31, 2016, we had approximately $121.1 million of undistributed earnings of our foreign subsidiaries indefinitely invested outside the United States. In connection with the previously announced restatement of our financial statements for the years ended December 31, 2014 and 2013 and certain quarters of 2015, we took a charge for U.S. taxes that would arise on distribution if $48.3 million of these earnings were repatriated to the United States. The remaining earnings are indefinitely invested outside the United States and are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. If the remaining earnings had been repatriated into the United States as of March 31, 2016, in the form of dividends or otherwise, the Company would have been subject to additional income taxes of approximately $12.7 million.
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

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of March 31, 2016 and the actual amounts of capital that were maintained on that date (amounts in millions):

	Minimum Regulatory	Capital Levels	Excess Net
Entity Name	Capital Requirements	Maintained	Capital
GAIN Capital Group, LLC	$29.1	$44.5	$15.4
GAIN Capital-Forex.com U.K., Ltd.	25.1	60.3	35.2
GAIN Capital Japan Co., Ltd.	1.4	9.7	8.3
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.6	1.7
GAIN Capital Forex.com Australia, Pty. Ltd.	0.8	2.9	2.1
Galvan Research and Trading, Ltd.	0.7	4.2	3.5
GAIN Capital-Forex.com Canada Ltd.	0.2	1.4	1.2
GAIN Capital Securities, Inc.	0.1	0.4	0.3
GAIN Global Markets, Inc.	0.2	0.3	0.1
Gain Capital UK, Ltd.	60.4	129.9	69.5

Gain Capital Singapore Pte, Ltd.	0.6	7.8	7.2
Gain Capital Australia Pty Ltd.	0.8	3.0	2.2
Global Assets Advisors, LLC	0.1	1.6	1.5
Total	$121.4	$269.6	$148.2

Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC, is subject to CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirement Sections 11 and 12. Under applicable provisions of these regulations, GAIN Capital Group, LLC is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin, or $20 million, plus 5% of all liabilities owed to customers and to eligible contract participant counterparties that are not an affiliate of the Forex Dealer Member and are not acting as a dealer exceeding $10 million, plus 10% of all liabilities the Forex Dealer Member owes to eligible contract participant counterparties acting as a dealer that are not an affiliate of the Forex Dealer Member. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets primarily consist of cash and cash equivalents reported on our balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against net assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of March 31, 2016, GAIN Capital Group, LLC had net capital of approximately $44.5 million and net capital requirements of $29.1 million. As of March 31, 2016, the excess net capital of GAIN Capital Group, LLC was $15.4 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GAIN Capital Group, LLC's net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

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
GCUK1 is regulated by the FCA, as a full scope €730k IFPRU Investment Firm. GCUK1 is required to maintain the greater of $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. At March 31, 2016, GCUK1 maintained $35.2 million more than the minimum required regulatory capital for a total of 1.4 times the required capital and at all times maintained compliance with all applicable regulations.
GCUK2 is regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK2 is required to maintain the greater of $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. At March 31, 2016, GCUK2 maintained $69.5 million more than the minimum required regulatory capital for a total of 1.2 times the required capital and at all times maintained compliance with all applicable regulations.
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
Galvan, is regulated by the FCA as a BIPRU Limited License Firm. Galvan is required to maintain a base financial resources requirement of $0.1 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or fixed overhead requirement. At March 31, 2016, Galvan maintained $3.5 million more than the minimum required regulatory capital for a total of 5.0 times the required capital and at all times maintained compliance with all applicable regulations.
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
We are required to maintain cash on deposit with our liquidity providers in order to conduct our hedging activities. As of March 31, 2016, we had posted $120.0 million with liquidity providers compared to $121.2 million million as of December 31, 2015, a decrease of $1.2 million. As of March 31, 2016, total client assets were $876.0 million compared to $920.6 million as of December 31, 2015, an decrease of $44.6 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from our clients’ open positions.
The table set forth below provides information regarding our total available liquidity as of March 31, 2016 and as of December 31, 2015. We use this non-GAAP measure to evaluate our business operations and our ability to continue to grow through acquisitions (amounts in millions):

	As of March 31, 2016	As of December 31, 2015
Cash and cash equivalents	$189.7	$171.9
Receivable from brokers	120.0	121.2
Net operating cash	309.7	293.1
Less: Minimum regulatory requirements	(121.4)	(114.5)
Free Cash Available(1)	$188.3	$178.6

(1)	Our Convertible Senior Notes due 2018 and 2020 are not factored into our assessment of current liquidity due to their long maturity dates.

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
The notes bear interest at a fixed rate of 4.125% per year, payable semiannually in arrears on June 1 and December 1 of each year, commenced on June 1, 2014. The semi-annual interest payment on the notes will equal approximately $1.7 million, payable in June and December. The notes are convertible into cash, shares of our common stock, or a combination thereof, at our election, subject to certain limitations. The notes will mature on December 1, 2018, unless earlier converted, redeemed or repurchased. We may not redeem the notes prior to December 1, 2016. During the quarter ending March 31, 2016, the Company repurchased $1.9 million in principal amount of the convertible senior notes due in 2018, for an aggregate purchase price of $1.7 million.
As part of the consideration for our acquisition of City Index, we have issued 4.125% unsecured convertible senior notes with an aggregate principal amount of $60,000,000. These notes bear interest at a fixed rate of 4.125% per year, payable semiannually in arrears on April 1 and October 1 of each year. The notes are convertible into cash, shares of our common stock, or a combination thereof, at our election, subject to certain limitations. The notes will mature on April 1, 2020, unless earlier converted, redeemed or repurchased. We may not redeem the notes until the two year period prior to the maturity date of the notes.
In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC

470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes and the convertible senior notes issued in connection with our acquisition of City Index) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and was reflected as a liability in our condensed consolidated balance sheet in an amount equal to the fair value, which, as of March 31, 2016 and December 31, 2015, was $121.2 million and $121.7 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our stockholders’ equity on our condensed consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of March 31, 2016 and December 31, 2015, was $27.4 million and $27.5 million, respectively. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our consolidated income statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the debt discount and the notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
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
Cash Flow
The following table sets forth a summary of our cash flow for the three months ended March 31, 2016 and the three months ended March 31, 2015 (amounts in thousands):

	For the Three Months Ended March 31,
	2016	2015
Cash provided by/ (used for) operating activities	$34,109	$(36,082)
Cash used for investing activities	(5,922)	(1,303)
Cash used for financing activities	(6,929)	(10,092)
Effect of exchange rate changes on cash and cash equivalents	(3,417)	(1,815)
Increase/(Decrease) in cash and cash equivalents	$17,841	$(49,292)
Cash provided by operating activities was $34.1 million for the three months ended March 31, 2016, compared to cash used for operating activities of $(36.1) million for the three months ended March 31, 2015.
For the three months ended March 31, 2016 receivables from brokers contributed operating cash of $4.1 million as opposed to a reduction in operating cash of $44.9 million in the three months ended March 31, 2015. In addition, net income contributed $8.7 million for the three months ended March 31, 2016, compared to $5.8 million for the three months ended March 31, 2015. Finally, cash outflows for accrued compensation were $3.4 million for the three months ended March 31, 2016, as compared to $11.1 million for the three months ended March 31, 2015.
Cash used for investing activities was $5.9 million for the three months ended March 31, 2016, compared to $1.3 million for the three months ended March 31, 2015. The increase was primarily due to increased purchases of property and equipment.
Cash used for financing activities was $6.9 million for the three months ended March 31, 2016, compared to cash used for financing activities of $10.1 million for the three months ended March 31, 2015. The reduction in cash used was primarily due to a deferred payment for the acquisition of GFT in 2015, with no similar expenditures in 2016, partially offset by the purchase of treasury shares and the repurchase of convertible notes in 2016, with no similar expenditures in 2015.
Capital Expenditures

Capital expenditures were $5.9 million for the three months ended March 31, 2016, compared to $1.2 million for the three months ended March 31, 2015. Capital expenditures for both periods primarily related to the development of our trading platforms and websites.
Contractual Obligations
For the three months ended March 31, 2016, there were no significant changes to our vendor or operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended on May 2, 2016.
Off-Balance-Sheet Arrangements
At March 31, 2016 and December 31, 2015, we did not have any off-balance-sheet arrangements.

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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur periodically could materially impact the financial statements. While our significant accounting policies are described in more detail in the notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended on May 2, 2016, we believe the following accounting policies to be critical to the estimates and assumptions used in the preparation of our Unaudited Condensed Consolidated Financial Statements.
Revenue Recognition

Retail revenue comprises trading and commission revenue from our retail segment. OTC trading includes forex trading, or forex, metals trading, contracts-for-difference, or CFDs, and spread-betting (in markets which do not prohibit such transactions), as well as other financial products.

Gains or losses are realized when customer transactions are liquidated. Unrealized gains or losses on trading positions are revalued at prevailing foreign currency exchange rates (the difference between contract price and market price) at the date of the balance sheet and are included in Receivables brokers as well as Payables to customers on the Consolidated Balance Sheet. Changes in net unrealized gains or losses are recorded in Retail revenue on the Consolidated Statements of Income and Comprehensive Income. Retail revenue is recorded on a trade date basis.

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

Convertible Senior Notes

In November 2013, we issued $80 million aggregate principal amount of our 4.125% Convertible Senior Notes due 2018. In April 2015, we issued $60 million aggregate principal amount of our 4.125% Unsecured Convertible Senior Notes due 2020. These notes are hybrid instruments, having both a debt and an equity component, and we accounted for them in accordance with relevant guidance for such instruments. The debt component includes an initial discount determined by the notes' coupon rate and prevailing market interest rates. The equity component equals is included in Additional Paid in Capital. The discount will amortize over the life of the notes, as we record interest expense.The notes will mature on December 1, 2018 and April 1, 2020, respectively, unless earlier converted, redeemed or repurchased. We may not redeem the notes prior to December 1, 2016 and April 1, 2018, respectively. During the quarter ending March 31, 2016, we repurchased $1.9 million in principal amount of the convertible senior notes due in 2018, which had an aggregate fair value of $1.6 million, for an aggregate purchase price of $1.7 million.

Business Combinations

In April 2015, we completed our acquisition of City Index. We accounted for City Index in accordance with accounting guidance for business combinations, which required identifying the acquirer, determining the acquisition date, determining the purchase price and determining fair values for assets and liabilities assumed, as well as calculating goodwill.

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

Derivatives

Forex, metals and CFDs allow for the exchange of the difference in value of a particular asset such as a stock index, energy product, or gold contracts, between the time at which a contract is opened and the time at which it is closed. Our open positions and those of our retail customers are considered derivatives under FASB ASC 815. Therefore, they are accounted for at fair value and are included in Receivables from brokers and Payables to customers in the condensed consolidated balance sheet.

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

Contingent Consideration

Under the agreements governing certain of our business combinations, we are obligated to make contingent payments that are Level 3 financial liabilities.  These contingent payments are recorded under Accrued expenses and other liabilities on our condensed consolidated balance sheet. The fair value of these payments is determined using prevailing interest rates as of the balance sheet date and forecasts of the acquired company's performance, estimation of which does not have any basis in quoted or observable markets. Interest expense associated with our contingent consideration is included in earnings in 2015. In December 2015, we entered into an agreement with the former owners of Galvan to satisfy all remaining obligations under the contingent earn-out arrangement we entered into in connection with the Galvan acquisition for a one-time payment of $1.5 million, which was paid in early 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our consolidated financial statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customers' cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, in money market funds that invest in short-term U.S. government securities and in United States and Canadian Imperial Bank of Commerce treasury bills. The interest rates earned on these deposits and investments affect our interest revenue. Based on the prevailing interest rates at March 31, 2016, an immediate 100 basis point increase in short-term interest rates would result in approximately $9.9 million more in annual pretax income.
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
Historically we have experienced relatively small impacts due to the composition of our balance sheet and the lack of volatility between exchanges rates in the jurisdictions in which we operate. Our exposure to foreign currency exchange rates may increase in the future and we may consider entering into hedging transactions to mitigate our exposure to foreign currency exchange rates. These hedging transactions may not be successful.
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

Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of March 31, 2016, we maintained capital levels of $269.6 million, which represented approximately 2.2 times the capital we were required to hold under applicable regulations.
Cash Liquidity Risk
In normal conditions, our market making business of providing online forex trading and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currency pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with several financial institutions offering prime brokerage services across a variety of products, some on exchanges and some OTC. We believe that these relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trade volumes when needed in varying market conditions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds. Collateral on deposit was $131.1 million and $133.7 million at March 31, 2016 and December 31, 2015, respectively.
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

On May 2, 2016, the Company filed an amended Annual Report on Form 10-K/A in which the management of the Company concluded that a material weakness in internal control over financial reporting existed at December 31, 2015, resulting from the manner in which the Company accounted for income taxes for the years ended December 31, 2013 and 2014 and for certain quarters of 2015 under ASC 740, “Income Taxes”. These errors related primarily to the manner in which certain intercompany payables and receivables between domestic and overseas subsidiaries of the Company were treated for accounting and tax purposes during the impacted periods. Although the Company continues its remediation efforts, as described below under "- Remediation Plan", the management of the Company has concluded that the material weakness identified in the Form 10-K/A continues to exist as of the date of this report.
In light of this material weakness in internal control over financial reporting, the CEO and CFO have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were not effective to ensure that information the Company is required to disclose in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, or reported, within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Remediation Plan
Since identifying the material weakness in our internal control over financial reporting discussed above, the Company’s management has implemented formal preventive and detective controls requiring the enhanced review of the accounting for and tax treatment of intercompany payables and receivables, particularly those between domestic and overseas subsidiaries. The Company continues to review resource requirements and capabilities in its finance and tax teams to determine whether roles and responsibilities need to be realigned and/or new personnel added. The management of the Company is continuing to review these matters to ensure that similar failures of internal control over financial reporting do not recur.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For the three months ended March 31, 2016, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015, as amended on May 2, 2016. The following supplements and amends those discussions.

As previously disclosed, on February 16, 2012, we received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with us and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on us, the claimants requested, and we agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. We submitted a Response to the Letter before Claim on July 4, 2012. On July 5, 2012, we received a substantially similar Letter of Claim on behalf of further individuals. Subsequently, the parties agreed to consolidate claims by those other similarly situated individuals with the pending Pre-Action Protocol process. The parties agreed it would be more appropriate for the proceedings to be dealt with in the Commercial Court and the matters were transferred pursuant to Consent Orders dated March 14, 2013. We subsequently filed an application for strike out and/or summary judgment in respect of all claims on March 15, 2013. The claimants filed an answer to our motion on June 2, 2013 and subsequently we filed a response to this answer on July 15, 2013. A hearing was held on our application for strike out and/or summary judgment on September 18 and 19, 2013.  After the hearing, the judge asked the claimants to respond in writing to his additional questions from the hearing.  The claimants had until October 11, 2013 to provide answers and we were given until November 1, 2013 to respond.  On February 26, 2014, the judge denied our motion for strike out/summary judgment.  Case management conferences were held by the Court on October 17, 2014 and June 18, 2015. On August 3, 2015, the claimants filed an Amended Master Particulars of Claim, and on October 6, 2015, we filed an Amended Defense. The parties completed discovery and provided disclosure on October 30, 2015. On April 28, 2016, the parties entered into a Settlement Agreement in which we agreed to make a one-time settlement payment in exchange for a full and final settlement of all claims.
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
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as amended on May 2, 2016, describes the various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” There have been no material changes from the risk factors disclosed in that section of our Annual Report on Form 10-K, as amended, which is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities

None.
(b) Purchase of Equity Securities by the Issuer

The following table presents information regarding our purchases of common stock in the three months ended March 31, 2016:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2016-January 31, 2016	190,000	7.00	190,000	$2,106,089
February 1, 2016-February 29, 2016	200,000	6.94	200,000	$714,921
March 1, 2016-March 31, 2016	110,000	7.36	96,735	$—
(1) On May 16, 2011, the Company announced that its Board of Directors approved a share repurchase plan, which authorized the expenditure of up to $10.0 million for the purchase of the Company’s common stock. On May 6, 2013, the Company announced that the Board of Directors approved to increase the total amount available for the purchase of the Company's common stock by $15.0 million.
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

Date: May 9, 2016	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2016	/s/ Nigel Rose
Nigel Rose
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.