Form 10-Q
period 2016-06-30
GAIN Capital Holdings, Inc.
filed 2016-08-09
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 3, 2016, the registrant had 48,639,059 shares of common stock, $0.00001 par value per share, outstanding.

GAIN Capital Holdings, Inc.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements
GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of June 30, 2016	As of December 31, 2015
ASSETS:
Cash and cash equivalents	$89,447	$171,888
Cash and securities held for customers	1,060,813	920,621
Receivables from brokers, of which ($14,681) and ($12,568), respectively, are open contracts at fair value	218,116	121,153
Prepaid assets	7,414	7,835
Property and equipment, net of accumulated depreciation of ($48,681) and ($44,750), respectively	33,458	30,367
Intangible assets, net of accumulated amortization of ($54,393) and ($47,906), respectively	78,139	91,512
Goodwill	32,878	34,017
Other assets, net of allowance for doubtful accounts of ($8,398) and ($6,832), respectively	51,300	47,166
Total assets	$1,571,565	$1,424,559
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers, of which ($126,663) and ($143,918), respectively, are open contracts at fair value	$1,060,813	$920,621
Payables to brokers, of which ($61) and $0, respectively, are open contracts at fair value	4,783	—
Accrued compensation and benefits	8,946	12,362
Accrued expenses and other liabilities	50,949	51,638
Income tax payable	6,973	1,068
Convertible senior notes	122,349	121,740
Total liabilities	$1,254,813	$1,107,429
Commitments and contingent liabilities
Redeemable non-controlling interests	$13,206	$11,046
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized, 52,658,149 shares issued and 48,634,364 shares outstanding as of June 30, 2016; 120 million shares authorized, 52,072,884 shares issued and 48,771,015 shares outstanding as of December 31, 2015)	—	—
Accumulated other comprehensive loss	(18,858)	(5,865)
Additional paid-in capital	216,120	212,981
Treasury stock, at cost (4,087,123 shares at June 30, 2016 and 3,301,869 at December 31, 2015)	(27,257)	(21,808)
Retained earnings	133,541	120,776
Total shareholders’ equity	303,546	306,084
Total liabilities and shareholders’ equity	$1,571,565	$1,424,559
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE:
Retail revenue	$88,083	$86,422	$183,125	$159,364
Institutional revenue	7,209	8,383	13,916	18,254
Futures revenue	12,743	10,806	24,761	22,326
Other revenue	(60)	5,841	1,513	4,474
Total non-interest revenue	107,975	111,452	223,315	204,418
Interest revenue	443	314	761	651
Interest expense	128	309	232	627
Total net interest revenue	315	5	529	24
Net revenue	108,290	111,457	223,844	204,442
EXPENSES:
Employee compensation and benefits	26,615	30,676	53,008	52,815
Selling and marketing	6,805	8,415	13,244	12,973
Referral fees	17,553	29,539	38,216	56,117
Trading expenses	7,761	8,119	16,194	15,094
General and administrative	15,027	14,143	31,065	23,514
Depreciation and amortization	3,559	2,738	6,712	4,713
Purchased intangible amortization	3,843	4,257	7,765	6,408
Communications and technology	5,684	5,835	10,963	8,593
Bad debt provision	1,189	1,236	1,761	4,560
Acquisition expenses	—	2,442	—	2,479
Restructuring expenses	22	1,935	803	1,935
Integration expenses	1,043	12,309	1,856	12,373
Legal settlement	—	—	9,412	—
Total operating expense	89,101	121,644	190,999	201,574
OPERATING PROFIT/(LOSS)	19,189	(10,187)	32,845	2,868
Interest expense on long term borrowings	2,560	2,554	5,152	4,056
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE/(BENEFIT)	16,629	(12,741)	27,693	(1,188)
Income tax expense/(benefit)	5,025	(6,039)	7,372	(294)
Equity in net loss of affiliate	(18)	—	(34)	—
NET INCOME/(LOSS)	$11,586	$(6,702)	$20,287	$(894)
Net income attributable to non-controlling interests	745	416	1,094	760
NET INCOME/(LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$10,841	$(7,118)	$19,193	$(1,654)
Other comprehensive income:
Foreign currency translation adjustment	(10,249)	9,540	(12,993)	7,291
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$592	$2,422	$6,200	$5,637
Earnings/(loss) per common share:
Basic	$0.19	$(0.16)	$0.36	$(0.07)
Diluted	$0.19	$(0.16)	$0.36	$(0.07)
Weighted average common shares outstanding used in computing earnings per common share:
Basic	48,546,253	49,070,387	48,584,534	46,154,717

Diluted	48,737,188	49,070,387	48,860,533	46,154,717
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE—December 31, 2015	48,771,015	$—	$(21,808)	$212,981	$120,776	$(5,865)	$306,084
Exercise of options	150,566	—	—	577	—	—	577
Conversion of restricted stock into common stock	434,699	—	—	—	—	—	—
Employee stock purchase plan	63,338	—	—	400	—	—	400
Repurchase of shares	(785,254)	—	(5,449)	—	—	—	(5,449)
Stock compensation expense	—	—	—	2,148	—	—	2,148
Tax benefit of stock options exercises	—	—	—	119	—	—	119
Convertible note buyback	—	—	—	(105)	—	—	(105)
Adjustment to the redemption value of put options related to non-controlling interests	—	—	—	—	(1,591)	—	(1,591)
Dividend declared ($0.05 quarterly dividend per share)	—	—	—	—	(4,837)	—	(4,837)
Foreign currency translation adjustment	—	—	—	—	—	(12,993)	(12,993)
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	19,193	—	19,193
BALANCE—June 30, 2016	48,634,364	$—	$(27,257)	$216,120	$133,541	$(18,858)	$303,546
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gain Capital Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$20,287	$(894)
Adjustments to reconcile net income/(loss) to cash provided by/(used for) operating activities
Loss on foreign currency exchange rates	1,357	3,103
Depreciation and amortization	14,477	11,121
Non-cash integration costs	366	10,249
Deferred taxes	(1,416)	(2,460)
Amortization of deferred financing costs	221	177
Bad debt provision	1,761	4,560
Convertible senior notes discount amortization	2,112	1,567
Stock compensation expense	2,148	2,019
Gain on extinguishment of debt	(89)	—
Equity in net loss of affiliate	34	—
Adjustment to fair value of contingent consideration	—	(4,043)
Changes in operating assets and liabilities:
Cash and securities held for customers	(161,579)	(103,483)
Receivables from brokers	(97,988)	12,382
Prepaid assets	(73)	(1,988)
Other assets	(5,430)	2,815
Payables to customers	161,579	103,483
Payables to brokers	5,205	—
Accrued compensation and benefits	(3,061)	(11,212)
Accrued expenses and other liabilities	1,303	(12,463)
Income tax payable	5,540	(220)
Cash (used for)/provided by operating activities	(53,246)	14,713
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,185)	(8,517)
Sale of treasury bills	—	(4)
Funding of acquisitions, net of cash acquired	—	(3,258)
Cash used for investing activities	(12,185)	(11,779)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquisitions	—	(9,842)
Proceeds from exercise of stock options	577	1,987
Proceeds from employee stock purchase plan	400	394
Purchase of treasury stock	(5,449)	(400)
Tax benefit from employee stock option exercises	302	865
Dividend payments	(4,837)	(4,627)
Distributions to non-controlling interest holders	(525)	(756)
Repurchase of convertible notes	(1,735)	—
Cash used for financing activities	(11,267)	(12,379)
Effect of exchange rate changes on cash and cash equivalents	(5,743)	5,116
DECREASE IN CASH AND CASH EQUIVALENTS	(82,441)	(4,329)
CASH AND CASH EQUIVALENTS—Beginning of period	171,888	139,351
CASH AND CASH EQUIVALENTS—End of period	$89,447	$135,022
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Cash (paid)/received during the year for:
Interest	$(3,081)	$(2,472)
Taxes	$142	$(1,677)
Non-cash financing activities:
Common stock issued as consideration for asset and business acquisitions	$—	$(48,280)
Convertible senior notes issued as consideration for business acquisitions	$—	$(65,000)
Deferred taxes related to convertible senior notes	$—	$(3,827)
Adjustment to redemption value of put options related to non-controlling interests	$(1,591)	$(1,441)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
The following list includes each of the Company’s significant U.S. and international regulated subsidiaries as of June 30, 2016:

GAIN Capital Group, LLC
GAIN Capital Forex.com U.K., Ltd.
GAIN Capital Japan Co., Ltd.
GAIN Capital Forex.com Australia Pty. Ltd.
GAIN GTX, LLC
Global Assets Advisors, LLC
Top Third Ag Marketing LLC
Trade Facts, Ltd. (previously known as Galvan Research and Trading, Ltd.)
GAIN Capital UK Limited
GAIN Capital Australia Pty. Ltd.
GAIN Capital Singapore Pte. Ltd.
GAIN Capital Payments Ltd.

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

In April 2015, the Financial Accounting Standards Board ("FASB") issued new guidance regarding the accounting for debt issuance costs. The guidance requires a company to present any deferred financing costs from debt issuance as a reduction of debt. The Company adopted this guidance in the first quarter of 2016. The table below shows the impact of this adoption on the Company's reported consolidated balance sheet.

	As of December 31, 2015 (As Reported)	Adjustment	As of December 31, 2015 (Adjusted)
Assets:
Other assets	47,422	(256)	47,166
Liabilities:
Convertible senior notes	121,996	(256)	121,740

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2016, the FASB issued new guidance regarding the accounting for revenue from contracts with customers. The FASB issued this update to address certain issues related to assessing collectibility, presentation of sales taxes, non-cash consideration, completed contracts, and contract modifications at transition by reducing cost, complexity, and the potential for diversity in practice at initial application. The guidance affects the revenue recognition guidance issued in May 2014, which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of the revenue recognition guidance issued in May 2014, discussed below. The Company is currently assessing the impact of adopting this guidance on its financial statements.

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

In March and April 2016, the FASB issued new guidance regarding the accounting for revenue from contracts with customers. The FASB issued this update to improve the operability and understandability of the implementation guidance on principal versus agent considerations, and to provide clarification on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The guidance affects the revenue recognition guidance issued in May 2014, which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of the revenue recognition guidance issued in May 2014, discussed below. The Company is currently assessing the impact of adopting this guidance on its financial statements.

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

In May 2014, the FASB issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. The guidance requires a company to recognize revenue when it transfers promised goods or services to customers. Recognition should be in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services. The guidance requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenues recognized. The guidance is effective for annual periods beginning after December 15, 2016. In July 2015, the FASB deferred the effective date of the new revenue recognition standard by one year, and it is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted, but no earlier than the original effective date of January 1, 2017. The Company is currently assessing the impact of adopting this guidance on its financial statements.

3. FAIR VALUE

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of June 30, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Customer derivative positions	$—	$126,663	$—	$126,663
Broker derivative contracts	—	(14,742)	—	(14,742)
Money market accounts	51,069	—	—	51,069
Certificates of deposit	174	—	—	174
Investment in gold	132	—		132
Total	$51,375	$111,921	$—	$163,296

	Fair Value Measurements on a Recurring Basis as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Customer derivative positions	$—	$143,918	$—	$143,918
Broker derivative contracts	—	(12,568)	—	(12,568)
Money market accounts	25,167	—	—	25,167
Certificates of deposit	174	—	—	174
Investment in gold	107	—	—	107
Total	$25,448	$131,350	$—	$156,798
The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the six months ended June 30, 2016, nor have there been any transfers between levels during this period.
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

The Company has broker derivative contracts that are Level 2 financial instruments recorded in Receivables from brokers and Payables to brokers.

The fair values of these Level 2 financial instruments are based upon directly observable values for underlying instruments.

Level 3 Financial Liabilities

The Company did not have any level 3 Financial Assets or Liabilities on June 30, 2016 or December 31, 2015.

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

Payables to brokers comprise open trades, which are measured at fair value (disclosed above) and the cash due to brokers, which are not measured at fair value but approximate fair value. This balance approximates fair value because cash is immediately payable to the brokers. Settlement would occur within a relatively short period of time after the broker initiates a margin call.

The carrying value of Convertible senior notes represents the notes’ principal amounts net of unamortized discount (see Note
12). The Company assessed the notes' fair value as determined by current Company-specific and risk free interest rates as of the balance sheet date.

	As of June 30, 2016		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$232,797	$232,797	$—	$232,797	$—
Financial Liabilities:
Payables to customers	$1,187,476	$1,187,476	$—	$1,187,476	$—
Payables to brokers	$4,844	$4,844		$4,844
Convertible senior notes	$122,349	$121,220	$—	$121,220	$—

	As of December 31, 2015		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$133,721	$133,721	$—	$133,721	$—
Financial Liabilities:
Payables to customers	$1,064,539	$1,064,539	$—	$1,064,539	$—
Convertible senior notes	$121,740	$122,264	$—	$122,264	$—

4. DERIVATIVES

The Company's contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from brokers, Payables to customers, and Payables to brokers on the accompanying condensed Consolidated Balance Sheets (amounts in thousands):

	June 30, 2016
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$116,922	$(47,011)	$69,911
CFD contracts	91,574	(55,223)	36,351
Metals contracts	13,676	(8,017)	5,659
Total	$222,172	$(110,251)	$111,921

	June 30, 2016
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from brokers	$232,797	$(14,681)	$218,116
Payables to customers	$(1,187,476)	$126,663	$(1,060,813)
Payables to brokers	$(4,722)	$(61)	$(4,783)

	December 31, 2015
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$138,140	$(59,468)	$78,672
CFD contracts	111,844	(70,429)	41,415
Metals contracts	18,866	(7,603)	11,263
Total	$268,850	$(137,500)	$131,350

	December 31, 2015
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from brokers	$133,721	$(12,568)	$121,153
Payables to customers	$(1,064,539)	$143,918	$(920,621)
The Company’s derivatives have many different underlyings, which vary in price. Foreign exchange contracts typically have prices less than two dollars, while certain metals contracts and contracts for difference ("CFD") can have considerably higher prices. The table below represents the number of contracts underlying amounts reported within Receivables from brokers, Payables to customers, and Payables to brokers on the condensed consolidated balance sheets (amounts in thousands):

	June 30, 2016
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	1,943,541	2,101,159
CFD contracts	119,091	223,330
Metals contracts	530	531
Total	2,063,162	2,325,020

	December 31, 2015
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,106,885	2,931,109
CFD contracts	139,465	285,640
Metals contracts	1,278	308
Total	3,247,628	3,217,057

The Company did not designate any of its derivatives as hedging instruments at June 30, 2016 or December 31, 2015. Net gains with respect to derivative instruments are reflected in Retail revenue in the accompanying condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2016 and 2015 were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivative Instruments:
Foreign currency exchange contracts	$52,430	$61,587	$106,727	$98,247
CFD contracts	29,659	18,317	64,881	47,381
Metals contracts	5,805	5,721	10,765	11,708
Total	$87,894	$85,625	$182,373	$157,336

5. RECEIVABLES FROM BROKERS
Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	June 30, 2016	December 31, 2015
Required collateral	$232,797	$129,042
Excess from futures broker - Restricted	—	4,679
Open foreign exchange positions	(14,681)	(12,568)
Total	$218,116	$121,153
The Company has posted funds with brokers as collateral required by agreements for holding trading positions. The increase in required collateral resulted from trading activity by several larger futures accounts onboarded during the quarter. Amounts receivable from brokers are reflected as Receivables from brokers on the condensed consolidated balance sheets.

6. PROPERTY AND EQUIPMENT
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	June 30, 2016	December 31, 2015
Software	$49,153	$44,194
Computer equipment	16,926	14,300
Leasehold improvements	10,683	11,200
Telephone equipment	790	881
Office equipment	2,128	2,113
Furniture and fixtures	1,814	1,761
Web site development costs	645	668
Gross property and equipment	82,139	75,117
Less: Accumulated depreciation and amortization	(48,681)	(44,750)
Property and equipment, net	$33,458	$30,367

Depreciation and amortization expense for property and equipment was $3.6 million and $2.7 million for the three months ended June 30, 2016 and 2015, respectively, and $6.7 million and $4.7 million for the six months ended June 30, 2016 and 2015, respectively.
The Company adjusted the amortization period of certain property and equipment that experienced changes in useful lives as a result of the City Index acquisition. This change in useful lives resulted in an additional charge of $0.2 million and $3.7 million during the three months ended June 30, 2016, and 2015, respectively, and $0.4 million and $3.7 million for the six months ended June 30, 2016 and 2015, respectively. The additional charge was recorded in Integration expenses.

7. INTANGIBLE ASSETS
The Company's various intangible assets consisted of the following as of (amounts in thousands):

	June 30, 2016			December 31, 2015
Intangibles	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$52,731	$(17,562)	$35,169	$56,388	$(14,111)	$42,277
Technology	71,855	(34,718)	37,137	74,378	(32,117)	42,261
Trademarks	7,583	(2,113)	5,470	8,289	(1,678)	6,611
Total finite lived intangibles	132,169	(54,393)	77,776	139,055	(47,906)	91,149
Trademark not subject to amortization (1)	363	—	363	363	—	363
Total intangibles	$132,532	$(54,393)	$78,139	$139,418	$(47,906)	$91,512
(1) These indefinite-life trademarks relate to the Forex.com and foreignexchange.com domain names where management determined there was no legal, regulatory or technological limitation on their useful lives. These trademarks are also supported annually in the Company's impairment test for intangible assets.

The Company has the following identifiable intangible assets as of June 30, 2016:

Intangible Assets	Amount (in thousands)	Weighted average amortization period
Customer lists	$52,731	7.6 years
Technology	71,855	9.0 years
Trademarks (1)	7,946	6.7 years
	$132,532
(1) Trademarks with an indefinite-life, as described above, comprise $0.4 million of the $7.9 million of trademarks.
Amortization expense for the purchased intangibles was $3.8 million and $4.3 million for the three months ended June 30, 2016 and 2015, respectively, and $7.8 million and $6.4 million for the six months ended June 30, 2016 and 2015, respectively.

The Company adjusted the amortization period of certain intangible assets that experienced changes in useful lives as a result of the City Index acquisition. This change in useful lives resulted in no additional charge for the three and six months ended June 30, 2016, and $6.5 million and $6.5 million for the three and six months ended June 30, 2015, respectively. The additional charge is recorded in Integration expenses.

Goodwill
As of June 30, 2016 and December 31, 2015, the Company had recorded goodwill of approximately $32.9 million and $34.0 million, respectively. The decrease of $1.1 million was related to foreign currency translation adjustments.
The following represents the carrying amount of goodwill by segment (amounts in thousands):

	Retail	Institutional	Futures	Total
Carrying amount of goodwill as of December 31, 2015	$26,722	$4,788	$2,507	$34,017
Foreign currency translation adjustments	$(895)	$(160)	$(84)	$(1,139)
Carrying amount of goodwill as of June 30, 2016	$25,827	$4,628	$2,423	$32,878

8. Other Assets
Other assets consisted of the following as of (amounts in thousands):

	June 30, 2016	December 31, 2015
Vendor and security deposits	$12,219	$11,486
Income tax receivable	8,076	9,482
Deferred tax assets, net	19,089	17,827
GTX trade receivables	5,461	4,881
Customer debit positions	9,104	7,340
Allowance on customer debit positions	(8,398)	(6,832)
Insurance receivable	3,250	—
Miscellaneous receivables	1,692	2,160
Equity method investment	807	822
	$51,300	$47,166

9. RELATED PARTY TRANSACTIONS
Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company. These accounts are recorded in Payables to customers on the condensed consolidated balance sheets. The aggregate amount of these funds was $0.3 million and $0.3 million at June 30, 2016 and December 31, 2015, respectively.

IPGL Limited, the majority selling shareholder in the acquisition of City Index, has a trading account with the Company, which is recorded in Payables to customers on the condensed consolidated balance sheets. The aggregate amount of these funds was $6.5 million and $21.7 million at June 30, 2016 and December 31, 2015, respectively.

10. ACQUISITIONS

City Index (Holdings) Limited

On April 1, 2015, the Company acquired the entire issued and outstanding share capital of City Index. City Index is a global online trading firm specializing in offering CFDs, forex and spread betting for retail customers. This acquisition was made to strengthen and diversify the Company's existing global footprint in the retail business.

The purchase price consisted of approximately $6.1 million in cash, inclusive of working capital adjustments and $1.0 million in cash to be held in escrow; 5,319,149 shares of the Company's common stock, inclusive of 4,787,234 shares to be held in escrow; and 4.125% unsecured Convertible Senior Notes with an aggregate principal amount of $60.0 million and fair value of $65.0 million, inclusive of an aggregate principal amount of $54.0 million to be held in escrow. In addition, the Company paid City Index approximately $22.4 million, which was used to settle certain inter-company liabilities between City Index and City Index Group Limited (its former parent company).

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
Unaudited pro forma income statement line items for the six months ended June 30, 2015 were as follows (amounts in thousands):

For the Six Months Ended June 30,
2015
REVENUE:
Total non-interest revenue	$241,461
Interest revenue	734
Interest expense	627
Total net interest revenue	107
Net revenue	241,568
EXPENSES:
Depreciation and amortization	5,360
Purchased intangible amortization	8,492
Other expense items	224,885
Total operating expense	238,737
OPERATING PROFIT	2,831
Interest on long term borrowings	5,101
INCOME BEFORE INCOME TAX EXPENSE	(2,270)
Income tax expense	215
NET INCOME	(2,485)
Net income attributable to non-controlling interests	760
Net income applicable to Gain Capital Holdings, Inc.	$(3,245)

Restructuring

During the second quarter of 2016, the Company incurred restructuring expenses related to the global headcount reductions following the City Index acquisition. The Company incurred $0.8 million of restructuring expenses for the six months ended June 30, 2016. These expenses are recorded in Restructuring expenses in the condensed consolidated statements of income and comprehensive income. The restructuring liabilities are recorded in Accrued compensation and benefits in the condensed consolidated balance sheets.

For the Six Months Ended June 30,
2016
Restructuring liability as of January 1, 2016	$499
2016 restructuring expenses	803
Payments made in 2016	(1,302)
Restructuring liability as of June 30, 2016	$—

11. NON-CONTROLLING INTERESTS

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

The non-controlling interests' carrying value is determined by the Company's purchase prices and the non-controlling interests' share of the Company's subsequent net income. This value is benchmarked against the redemption value of the sellers' put options. The carrying value is adjusted to the latter, provided that it does not fall below the initial carrying values, as determined by the Company's purchase price allocation. The Company has made a policy election to reflect any changes caused by such an adjustment in retained earnings, rather than in current earnings. The Company recorded an adjustment of $1.6 million for the six months ended June 30, 2016.

The table below reflects the non-controlling interests' effects on the Company's financial statements (amounts in thousands):

Redeemable non-controlling interests
January 1, 2016	$11,046
Adjustment to the redemption value of non-controlling interests	1,591
Net income attributable to non-controlling interests	1,094
Distributions to non-controlling interest holders	(525)
June 30, 2016	$13,206

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

Convertible Senior Notes due 2018
On November 27, 2013, the Company issued $80.0 million aggregate principal amount of 4.125% Convertible Senior Notes maturing on December 1, 2018. The Company received net proceeds of $77.9 million, after deducting the initial purchasers' discount. These Convertible Senior Notes pay interest semi-annually on June 1 and December 1 at a rate of 4.125% per year, which commenced on June 1, 2014. During the first quarter of 2016, the Company repurchased $1.9 million in principal amount of the convertible senior notes due in 2018, for an aggregate purchase price of $1.7 million.
Under accounting guidance, an entity must separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion. The separate accounting must reflect the issuer's economic interest cost.

The balances of the liability and equity components of the Convertible Senior Notes as of June 30, 2016 and December 31, 2015 were as follows (amounts in thousands):

	June 30, 2016	December 31, 2015
Liability component - principal	$138,150	$140,000
Deferred bond discount	15,589	18,004
Deferred financing cost	$212	256
Liability component - net carrying value	$122,349	$121,740

Additional paid in capital	$27,822	$27,920
Discount attributable to equity	(419)	(412)
Equity component	$27,403	$27,508

In April 2015, the FASB issued new guidance regarding the accounting for debt issuance costs. The guidance requires a company to present any deferred financing costs from debt issuance as a reduction of debt, which is a change from current presentation in assets. The Company adopted this guidance in the first quarter of 2016.

Interest expense related to the Convertible Senior Notes, included in Interest on long term borrowings in the condensed consolidated statements of income and comprehensive income was as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense - stated coupon rate	$1,431	$1,443	$2,875	$2,268
Interest expense - amortization of deferred bond discount and costs	1,091	1,023	2,156	1,611
Total interest expense - convertible senior notes	$2,522	$2,466	$5,031	$3,879

13. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, unvested restricted stock units and unvested restricted stock awards. Approximately 0.3 million and 0.7 million stock options were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2016, respectively, as they were anti-dilutive. Because of the loss for the three and six months ended June 30, 2015, no shares were dilutive.

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
The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$10,841	$(7,118)	$19,193	$(1,654)
Adjustment to the redemption value of put options related to non-controlling interests (1)	(1,690)	(917)	(1,591)	(1,441)
Income/(loss) available to common shareholders	$9,151	$(8,035)	$17,602	$(3,095)
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	48,546,253	49,070,387	48,584,534	46,154,717
Effect of dilutive securities:
Stock options	85,115	—	128,654	—
RSUs/RSAs	105,820	—	147,345	—
Diluted weighted average common shares outstanding	48,737,188	49,070,387	48,860,533	46,154,717
Net earnings/(loss) per common share:
Basic	$0.19	$(0.16)	$0.36	$(0.07)
Diluted	$0.19	$(0.16)	$0.36	$(0.07)

(1)
During the three and six months ended June 30, 2016, the Company recorded an adjustment of $(1.7) million and $(1.6) million, respectively, to the carrying value of the put options related to the Company's redeemable non-controlling interests, which decreased retained earnings and increased non-controlling interests. During the three and six months ended June 30, 2015, adjustments of $(0.9) million and $(1.4) million were recorded respectively to the carrying value of the put options related to the Company's redeemable non-controlling interests, which decreased retained earnings and increased non-controlling interests. The adjustment to the carrying value decreased earnings available to the Company's shareholders for purposes of calculating basic and diluted earnings per common share for the three and six months ended June 30, 2016 and June 30, 2015.

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

15. INCOME TAXES
The Company's provision for income taxes was approximately $5.0 million and $7.4 million for the three and six months ended June 30, 2016, respectively. The Company’s benefit for income taxes was approximately $6.0 million and $0.3 million for the three and six months ended June 30, 2015, respectively. These amounts reflect effective tax rates of 30.2% and 47.4%, adjusted for certain discrete items, for the three months ended June 30, 2016 and 2015, respectively. The Company's effective tax rates of 26.6% and 24.7% for the six months ended June 30, 2016 and 2015, respectively, reflect the Company's estimate of the annual effective tax rate adjusted for certain discrete items. Changes in the Company's effective rate arise primarily from changes in the geographic mix of revenues and expenses.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the condensed consolidated balance sheets.

16. REGULATORY REQUIREMENTS
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of June 30, 2016 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$28.4	$43.1	$14.7	152%
GAIN Capital-Forex.com U.K., Ltd.	27.9	71.2	43.3	255%
GAIN Capital Japan Co., Ltd.	1.4	10.0	8.6	714%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	4.2	2.3	221%
GAIN Capital Forex.com Australia, Pty. Ltd.	0.7	2.6	1.9	371%
Trade Facts, Ltd.	0.7	3.9	3.2	557%
GAIN Capital-Forex.com Canada Ltd.	0.2	1.4	1.2	700%
GAIN Capital Securities, Inc.	0.1	0.4	0.3	400%
GAIN Global Markets, Inc.	0.2	0.3	0.1	150%
Gain Capital UK, Ltd.	59.9	127.0	67.1	212%
Gain Capital Singapore Pte, Ltd.	0.4	8.5	8.1	2,125%
Gain Capital Australia Pty Ltd.	0.7	3.1	2.4	443%
Global Assets Advisors, LLC	0.1	1.9	1.8	1,900%
Gain Capital Payments Ltd.	0.7	0.7	—	100%
Total	$123.3	$278.3	$155.0	226%

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

Corporate and other

Corporate and other provides general corporate services to the Company's segments and also includes eliminations between operating segments which were $0.3 million, $0.6 million for the three months ended June 30, 2016 and 2015. Eliminations between operating segments which were $0.7 million, $0.6 million for the six months ended June 30, 2016 and 2015. Corporate and other revenue primarily comprises foreign currency transaction gains and losses.
Selected financial information by segment is presented in the following tables (amounts in thousands):

Retail
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$89,370	$87,593	$186,075	$160,935

Employee compensation and benefits	16,897	20,418	33,599	32,575
Selling and marketing	6,546	8,118	12,760	12,326
Referral fees	13,699	25,942	30,301	48,615
Other operating expenses	20,749	20,631	41,628	31,918
Segment profit	$31,479	$12,484	$67,787	$35,501

Institutional
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$7,482	$8,925	$14,601	$18,999

Employee compensation and benefits	3,462	4,300	6,664	8,260
Selling and marketing	35	38	41	109
Other operating expenses	2,518	2,497	4,959	5,009
Segment profit	$1,467	$2,090	$2,937	$5,621

Futures
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$12,857	10,877	$25,060	22,413

Employee compensation and benefits	3,111	2,716	6,097	5,235
Selling and marketing	224	259	443	539
Referral fees	3,854	3,597	7,915	7,501
Other operating expenses	3,846	3,320	7,829	6,931
Segment profit	$1,822	$985	$2,776	$2,207

Corporate and Other
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Other revenue/(expense)	$(1,420)	$(550)	$(1,894)	$(2,516)

Employee compensation and benefits	3,145	3,242	6,648	6,745
Other operating expenses	2,547	2,616	5,565	5,135
Loss	$(7,112)	$(6,408)	$(14,107)	$(14,396)

Reconciliation of operating segment profit to Income/(loss) before income tax expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Retail segment	$31,479	$12,484	$67,787	$35,501
Institutional segment	1,467	2,090	2,937	5,621
Futures segment	1,822	985	2,776	2,207
Corporate and other	(7,112)	(6,408)	(14,107)	(14,396)
SEGMENT PROFIT	27,656	9,151	59,393	28,933
Depreciation and amortization	3,559	2,738	6,712	4,713
Purchased intangible amortization	3,843	4,257	7,765	6,408
Acquisition expenses	—	2,442	—	2,479
Restructuring expenses	22	1,935	803	1,935
Integration expenses	1,043	12,309	1,856	12,373
Legal settlement	—	—	9,412	—
SNB bad debt provision	—	—	—	2,500
Adjustment to fair value of contingent consideration	—	(4,343)	—	(4,343)
OPERATING PROFIT/(LOSS)	19,189	(10,187)	32,845	2,868
Interest expense on long term borrowings	2,560	2,554	5,152	4,056
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE/(BENEFIT)	$16,629	$(12,741)	$27,693	$(1,188)

18. SUBSEQUENT EVENTS
In August 2016, the Company announced the payment of a $0.05 dividend per share of Common Stock payable on September 20, 2016 to stockholders of record on September 13, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN”, the “Company”, “our”, “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. Our fiscal quarter ended on June 30, 2016.
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

Overall market conditions in the six months ended June 30, 2016 reflected increased volatility, and as a result, we experienced a level of revenue capture in our retail segment which was higher than our trailing twelve- and twenty-four month averages.

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

City Index Acquisition

On April 1, 2015, we completed the acquisition of the entire issued and outstanding share capital of City Index (Holdings) Limited, or City Index, a global online trading firm specializing in CFDs, forex and spread betting from City Index Group Limited. The purchase price consisted of approximately (i) $6.1 million in cash, inclusive of working capital adjustments and $1.0 million in cash to be held in escrow; (ii) 5,319,149 shares of our common stock, including 4,787,234 shares to be held in escrow; and (iii) 4.125% unsecured Convertible Senior Notes with an aggregate principal amount of $60.0 million, and fair value of $65.0 million, including convertible senior notes with an aggregate principal amount of $54.0 million to be held in escrow. In addition, we paid City Index approximately $22.4 million, which was used to settle certain inter-company liabilities between City Index and City Index Group Limited.

Key Income Statement Line Items
The following table sets forth key financial metrics for our business for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$108,290	$111,457	$223,844	$204,442
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$10,841	$(7,118)	$19,193	$(1,654)

Revenue

Revenue from our business consists of retail segment revenue, institutional segment revenue, futures segment revenue, other revenue and interest revenue.

Retail Segment Revenue

Retail segment revenue is our largest source of revenue. Retail segment revenue is comprised of trading revenue from our retail segment, commission revenue from our sales trader (which was fully integrated into the rest of the retail segment in the latter part of 2015), advisory businesses, as well as inactivity fees and interest revenue.

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

For the three and six months ended June 30, 2016, retail segment revenue represented 81.3% and 81.8% of our total net revenue, respectively. For the three and six months ended June 30, 2015, retail segment revenue represented 77.5% and 78.0% of our total net revenue, respectively.
For the three and six months ended June 30, 2016, approximately 97% and 96%, respectively, of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 3% and 4%, respectively, of our average daily retail trading volume consisted of our net exposure. Trade flow that is naturally hedged allows us to keep the entire bid/ask spread on the two transactions which offset each other in market risk terms. In contrast, when we hedge trade flow with our liquidity providers, we keep the difference between the retail bid/ask spread we offer our customers and the wholesale bid/ask spread we pay to our liquidity providers.
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

Our retail sales trader business has historically provided high-touch trading services and execution to high net worth customers. We primarily earn commissions on this trade flow, which we typically hedge fully. As noted above, our sales trader business was fully integrated into the rest of the retail segment in the latter part of 2015.

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
Our institutional segment revenue includes revenue generated by intercompany transactions with other segments/affiliates that are eliminated when calculating our consolidated net revenue. This intercompany revenue totaled approximately $0.3 million, and $0.7 million, respectively, for the three and six months ended June 30, 2016.

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
Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term U.S. government securities or treasury bills. Interest paid to customers varies primarily due to the net value of a customer account. A customer's net account value equals cash on deposit plus the mark-to-market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $0.3 million for the three months ended June 30, 2016. Net interest revenue was negligible for the three months ended June 30, 2015.
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
Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from their customers.  Our indirect business accounted for 42.9% and 44.7% of retail trading volume in the three and six months ended June 30, 2016, and 50.0% of retail trading volume in the three and six months ended June 30, 2015, respectively.

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

Restructuring Expenses
For the three and six months ended June 30, 2016 and June 30, 2015, we incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with accounting guidance.

Acquisition Expenses
For the three and six months ended June 30, 2015, we incurred acquisition-related expenses, which included costs, such as legal, accounting, valuation and other costs specified in accounting guidance. These costs are expensed as incurred.

Integration Expenses
For the three and six months ended June 30, 2016 and June 30, 2015, we incurred integration expenses, which are acquisition related costs that do not meet the definition of acquisition costs specified in accounting guidance. These costs include retention bonuses paid to employees and the cost of retiring redundant assets.

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
Operating Metrics
The following table sets forth key operating metrics for our business for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Retail Segment
OTC Trading Volume (billions)	$710.9	$1,160.2	$1,572.6	$2,054.8
OTC Average Daily Volume (billions)	$10.9	$17.8	$12.2	$16.1
Active OTC Accounts	139,022	148,730	139,022	148,730
Client Assets (millions)	$641.3	$877.6	$641.3	$877.6

Institutional Segment
ECN Volume (billions)	$526.9	$502.8	$1,058.5	$998.6
ECN Average Daily Volume (billions)	$8.1	$7.7	$8.2	$7.8
Swap Dealer Volume (billions)	$186.2	$183.2	$372.9	$424
Swap Dealer Average Daily Volume (billions)	$2.9	$2.8	$2.9	$3.3

Futures Segment
Futures Contracts	2,223,501	2,055,878	4,557,809	4,436,951
Futures Average Daily Contracts	34,742	32,633	36,462	35,782
Active Futures Accounts	8,822	8,799	8,822	8,799
Client Assets (millions)	$419.5	$231.8	$419.5	$231.8
OTC Trading Volume
OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our retail customers. Approximately 57.4% and 59.8% of our customer trading volume for the three and six months ended June 30, 2016, respectively, was generated by our retail businesses, compared to 69.8% and 67.3% for the three and six months ended June 30, 2015, respectively.

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

For the three and six months ended June 30, 2016, no single retail customer accounted for more than 2.0% of our retail trading volume for the period. For the three and six months ended June 30, 2015, no single retail customer accounted for more than 3.0% of our retail trading volume for the period.

RESULTS OF OPERATIONS
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
REVENUE:
Retail revenue	$88,083	$86,422	$183,125	$159,364
Institutional revenue	7,209	8,383	13,916	18,254
Futures revenue	12,743	10,806	24,761	22,326
Other revenue	(60)	5,841	1,513	4,474
Total non-interest revenue	107,975	111,452	223,315	204,418
Interest revenue	443	314	761	651
Interest expense	128	309	232	627
Total net interest revenue	315	5	529	24
Net revenue	$108,290	$111,457	$223,844	$204,442
Our total net revenue decreased $3.2 million, or 2.8%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Total net revenue increased $19.4 million, or 9.5%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Retail revenue increased $1.7 million, or 1.9%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to an increase in the amount of revenue per million in notional trading volume, partially offset by a decrease in volume. Retail revenue increased $23.8 million, or 14.9%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily a result of the City Index acquisition on April 1, 2015.
Institutional revenue decreased $1.2 million, or 14.0%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Institutional revenue decreased $4.3 million, or 23.8%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decreases primarily resulted from a decrease in volume in our non-platform institutional trading services business and shifts in trading volume on our GTX platform towards lower margin transactions.
Futures revenue increased $1.9 million, or 17.9%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Futures revenue increased $2.4 million, or 10.9%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increases were primarily due to an increase in revenues per traded contract during the six month period ended June 30, 2016 as compared to the same period in 2015.
Other revenue decreased $5.9 million and $3.0 million for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015. The decreases were primarily due to the impact of foreign currency revaluation.

 Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Total Operating Expenses	$89,101	$121,644	$190,999	$201,574
As a percentage of net revenue	82.3%	109.1%	85.3%	98.6%
Our total operating expenses for the three months ended June 30, 2016 decreased $32.5 million, or 26.8% compared to the three months ended June 30, 2015. Our total operating expenses for the six months ended June 30, 2016 decreased $10.6 million, or 5.2% compared to the six months ended June 30, 2015. The decreases were primarily due to our ongoing integration and expense reduction efforts following the City Index acquisition.

For the three months ended June 30, 2016, the decrease in operating expenses consisted primarily of decreases of $12.0 million in referral fees, $11.3 million in integration expenses, $4.1 million in employee compensation and benefits, $0.4 million in trading expense, $1.6 million in selling and marketing expense, $2.4 million in acquisition expenses, $0.2 million in communications and technology expenses, $1.9 million in restructuring expenses, and $0.4 million in purchased intangible amortization. These decreases were partially offset by an increase of $0.9 million in general and administrative expenses.
For the six months ended June 30, 2016, the decrease in operating expenses consisted primarily decreases of $17.9 million in referral fees, $10.5 million in integration expenses, $2.8 million in bad debt provision, , $2.5 million in acquisition expenses, and $1.1 million in restructuring expenses. These decreases were partially offset by increases of $0.2 million in employee compensation and benefits, $1.1 million in trading expense, $2.4 million in communications and technology expenses, $7.6 million in general and administrative expenses, $0.3 million in selling and marketing expense, $1.4 million in purchased intangible amortization, and $2.0 million in depreciation and amortization.
Employee Compensation and Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Employee compensation and benefits	$26,615	$30,676	$53,008	$52,815
As a percentage of net revenue	24.6%	27.5%	23.7%	25.8%
Employee compensation and benefits for the three months ended June 30, 2016 decreased $4.1 million, or 13.2% compared to the three months ended June 30, 2015. The decrease is primarily due to the restructuring actions taken in 2015 to reduce headcount following the City Index acquisition.
Employee compensation and benefits for the six months ended June 30, 2016 increased $0.2 million, or 0.4% compared to the six months ended June 30, 2015. The increase was primarily due to the compensation and benefits for the additional employees acquired in the acquisition of City Index, partially offset by the impact of headcount reductions in the first half of 2015.
Referral fees

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Referral fees	$17,553	$29,539	$38,216	$56,117
As a percentage of net revenue	16.2%	26.5%	17.1%	27.4%

Referral fees for the three months ended June 30, 2016 decreased $12.0 million, or 40.6% compared to the three months ended June 30, 2015. Referral fees for the six months ended June 30, 2016 decreased $17.9 million, or 31.9% compared to the six months ended June 30, 2015. These decreases resulted from our focus on terminating unprofitable partner relationships and, to a lesser extent, renegotiating ongoing partner terms to provide for more favorable payouts to partners relating to the trading volume and/or trading revenue generated by the customers they introduce.
Trading expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Trading expenses	$7,761	$8,119	$16,194	$15,094
As a percentage of net revenue	7.2%	7.3%	7.2%	7.4%
Trading expenses for the three months ended June 30, 2016 decreased $0.4 million, or 4.4%, compared to the three months ended June 30, 2015. The decrease was primarily related to the wind down of SalesTrader.
Trading expenses for the six months ended June 30, 2016 increased $1.1 million, or 7.3%, compared to the six months ended June 30, 2015. The increase was primarily due to increased trading expenses resulting from the expansion of our business following the acquisition of City Index. Retail trading expenses relate to exchange fees paid to stock exchanges and other third-parties for exchange market data that we provide to our customers or use to create our own derived data products.
Communications and technology

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Communications and technology	$5,684	$5,835	$10,963	$8,593
As a percentage of net revenue	5.2%	5.2%	4.9%	4.2%
Communications and technology expenses for the three months ended June 30, 2016 decreased $0.2 million, or 2.6%, compared to the three months ended June 30, 2015. The decrease was primarily related to a decrease in vendor spending.
Communications and technology expenses for the six months ended June 30, 2016 increased $2.4 million, or 27.6%, compared to the for the six months ended June 30, 2015. The increase was primarily due to the acquisition of City Index in 2015.
General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
General and administrative	$15,027	$14,143	$31,065	$23,514
As a percentage of net revenue	13.9%	12.7%	13.9%	11.5%
General and administrative expenses for the three months ended June 30, 2016 increased $0.9 million, or 6.3%, compared to the three months ended June 30, 2015, and $7.6 million, or 32.1%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. These increases were primarily due to the acquisition of City Index.

Selling and Marketing Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Selling and marketing	$6,805	$8,415	$13,244	$12,973
As a percentage of net revenue	6.3%	7.5%	5.9%	6.3%
Selling and marketing expense for the three months ended June 30, 2016 decreased $1.6 million, or 19.1%, compared to the three months ended June 30, 2015. The decrease was primarily related a reduction in marketing spend during the period.
Selling and marketing expense increased $0.3 million, or 2.1%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily due to supporting additional brands following the acquisition of City Index.
Purchased Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Purchased intangible amortization	$3,843	$4,257	$7,765	$6,408
As a percentage of net revenue	3.5%	3.8%	3.5%	3.1%
Purchased intangible amortization for the three months ended June 30, 2016 decreased $0.4 million compared to the three months ended June 30, 2015. The decrease was primarily related to the full amortization of the GFT acquisition in the fourth quarter of 2015.

Purchased intangible amortization for the six months ended June 30, 2016 increased $1.4 million compared to the six months ended June 30, 2015. The increase was primarily from the amortization of intangible assets acquired as part of the City Index transaction.
Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Depreciation and amortization	$3,559	$2,738	$6,712	$4,713
As a percentage of net revenue	3.3%	2.5%	3.0%	2.3%
Depreciation and amortization increased $0.8 million, or 30.0%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Depreciation and amortization increased $2.0 million, or 42.4%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increases resulted primarily from depreciation of property and equipment acquired in the City Index acquisition.
Bad Debt Provision

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Bad debt provision	$1,189	$1,236	$1,761	$4,560
As a percentage of net revenue	1.1%	1.1%	0.8%	2.2%
Bad debt provision was flat for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Bad debt provision decreased $2.8 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease was primarily related to the $2.5 million in negative balances experienced by certain of our customers following actions taken by the Swiss National Bank in January 2015.
Acquisition Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Acquisition expenses	$—	$2,442	$—	$2,479
As a percentage of net revenue	—%	2.2%	—%	1.2%
There were no acquisition expenses for the three and six months ending June 30, 2016, as compared to $2.4 million and $2.5 million for the three and six months ending June 30, 2015. Acquisition expenses are costs directly attributable to the City Index acquisition in 2015, primarily consisting of legal, accounting and other professional advisory fees.
Restructuring Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Restructuring expenses	$22	$1,935	$803	$1,935
As a percentage of net revenue	—%	1.7%	0.4%	0.9%
Restructuring expenses were $0.0 million and $0.8 million for the three and six months ending June 30, 2016, as compared to $1.9 million and $1.9 million for the three and six months ending June 30, 2015. Restructuring expenses include severance payments and related expenses that arose in connection with headcount reductions relating to our ongoing integration of City Index.

Integration Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Integration expenses	$1,043	$12,309	$1,856	$12,373
As a percentage of net revenue	1.0%	11.0%	0.8%	6.1%
Integration expenses were $1.0 million and $1.9 million for the three and six months ending June 30, 2016, as compared to $12.3 million and $12.4 million for the three and six months ending June 30, 2015. Integration expenses relate to acquisition-related activity; primarily employee relocation costs, retention payments to employees and accelerated amortization of assets.
Legal Settlement

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Legal Settlement	$—	$—	$9,412	$—
As a percentage of net revenue	—%	—%	4.2%	—%

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
Interest on long term borrowings

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Interest on long term borrowings	$2,560	$2,554	$5,152	$4,056
As a percentage of net revenue	2.4%	2.3%	2.3%	2.0%
Interest paid on long term borrowings were $2.6 million and $2.6 million for the three months ended June 30, 2016 and three months ended June 30, 2015, respectively. Interest paid on long term borrowings were $5.2 million and $4.1 million for the six months ended June 30, 2016 and six months ended June 30, 2015, respectively. Interest on long-term borrowings consists of interest expense on our 4.125% Convertible Senior Notes due 2018, issued in November 2013, and our 4.125% Convertible Senior Notes due 2020, issued in April 2015 in connection with the City Index acquisition.
Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Income tax expense/(benefit)	$5,025	$(6,039)	$7,372	$(294)
Effective Tax Rate	30.2%	47.4%	26.6%	24.7%
Income tax expense increased by $11.1 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Income tax expense increased by $7.7 million for the six months ended June 30, 2016 compared to six months ended June 30, 2015. Our effective tax rates for the three months ended June 30, 2016 and three months ended June 30, 2015 were 30.2% and 47.4% respectively. Our effective tax rates for the six months ended June 30, 2016 and six months ended June 30, 2015 were 26.6% and 24.7%, respectively. The change in effective tax was due to changes in the jurisdictions in which profits were recognized.

Segment Results - Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Retail Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$89,370	$87,593	$186,075	$160,935

Employee compensation and benefits	16,897	20,418	33,599	32,575
Selling and marketing	6,546	8,118	12,760	12,326
Referral fees	13,699	25,942	30,301	48,615
Other operating expenses	20,749	20,631	41,628	31,918
Segment profit	$31,479	$12,484	$67,787	$35,501

Retail segment net revenue increased $1.8 million, or 2.0%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The increase was primarily related to increase in revenue per million. Retail segment net revenue increased $25.1 million, or 15.6%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increase was primarily the result of the City Index acquisition in April 2015.

Employee compensation and benefits expenses for the retail segment decreased $3.5 million, or 17.2%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The decrease was primarily due to the restructuring actions taken in 2015 to reduce headcount. Employee compensation and benefits expenses for the retail segment increased $1.0 million, or 3.1%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increase was primarily due to the compensation and benefits for the additional employees employed following the acquisition of City Index, partially offset by the headcount reductions effected in the third and fourth quarters of 2015.

Selling and marketing expense for the retail segment decreased $1.6 million, or 19.4%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The decrease was primarily due a reduction in marketing spend. Selling and marketing expense for the retail segment increased $0.4 million, or 3.5%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increase was primarily due to costs incurred to support additional brands following the acquisition of City Index.

Referral fees for the retail segment decreased $12.2 million, or 47.2%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Referral fees for the retail segment decreased $18.3 million, or 37.7%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. These decreases resulted from our focus on terminating unprofitable partner relationships and, to a lesser extent, renegotiating ongoing partner terms to provide for more favorable payouts to partners relating to the trading volume and/or trading revenue generated by the customers they introduce.

Other operating expenses for the retail segment increased $0.1 million, or 0.6%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Other operating expenses for the retail segment increased $9.7 million, or 30.4%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increases were primarily due to increased trading expenses resulting from the expansion of our business following the acquisition of City Index.

Other operating expenses for the retail segment include general and administrative expenses, communication and technology expenses and trading expenses.

Institutional Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$7,482	$8,925	$14,601	$18,999

Employee compensation and benefits	3,462	4,300	6,664	8,260

Selling and marketing	35	38	41	109
Other operating expenses	2,518	2,497	4,959	5,009
Segment profit	$1,467	$2,090	$2,937	$5,621

Institutional segment net revenue decreased $1.4 million, or 16.2%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Institutional segment net revenue decreased $4.4 million, or 23.1%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The decreases primarily resulted from a decrease in volume in our non-platform institutional trading services business and shifts in trading volume on our GTX platform towards lower margin transactions, partially offset by an increase in ECN trading volume.

Employee compensation and benefits expenses for the institutional segment decreased $0.8 million, or 19.5%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Employee compensation and benefits expenses for the institutional segment decreased $1.6 million, or 19.3%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The decreases were primarily due to a decrease in commissions paid to employees as a result of the decrease in revenue.

Selling and marketing expenses for the institutional segment remained flat for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, and for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Other operating expenses for the institutional segment remained flat for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, and for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Other operating expenses from the institutional segment include general and administrative expenses, communication and technology expenses and trading expenses.

Futures Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$12,857	$10,877	$25,060	$22,413

Employee compensation and benefits	3,111	2,716	6,097	5,235
Selling and marketing	224	259	443	539
Referral fees	3,854	3,597	7,915	7,501
Other operating expenses	3,846	3,320	7,829	6,931
Segment profit	$1,822	$985	$2,776	$2,207

Futures segment net revenue increased $2.0 million, or 18.2%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Futures segment net revenue increased $2.6 million, or 11.8%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increases were primarily due to an increase in revenues per traded contract during the period in 2016 as compared to the same period in 2015.

Employee compensation and benefits expenses for the futures segment increased $0.4 million, or 14.5%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Employee compensation and benefits expenses for the futures segment increased $0.9 million, or 16.5%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increases were primarily due to additional commissions paid to employees as a result of the increase in revenue.

Selling and marketing expenses for the futures segment remained flat, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, and for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Referral fees for the futures segment increased $0.3 million, or 7.1%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Referral fees for the futures segment increased $0.4 million, or 5.5%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increases were primarily due to an increase in indirect futures business.

Other operating expenses for the futures segment increased $0.5 million, or 15.8%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Other operating expenses for the futures segment increased $0.9 million, or 13.0%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increases were primarily due to an increase in trading expenses. Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses and trading expenses.

Corporate and Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Other revenue	$(1,420)	$(550)	$(1,894)	$(2,516)

Employee compensation and benefits	3,145	3,242	6,648	6,745
Other operating expenses	2,547	2,616	5,565	5,135
Loss	$(7,112)	$(6,408)	$(14,107)	$(14,396)

Corporate and other revenue decreased $0.9 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The decrease was primarily due to foreign currency revaluations. Corporate and other revenue increased $0.6 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increase was largely due changes in foreign currency revaluations.

Employee compensation and benefits expenses for employees not attributed to any of our operating segments, such as our executive officers, decreased $0.1 million, or 3.0%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Employee compensation and benefits expenses decreased $0.1 million, or 1.4%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The decreases were primarily due to the restructuring actions taken in 2015 to reduce headcount following the City Index acquisition.

Other operating expenses not attributed to any of our operating segments remained flat for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Other operating expenses not attributed to any of our operating segments increased $0.4 million, or 8.4%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increase was primarily due to an increase in professional fees.

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
As a holding company, nearly all of our funds from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. The following table shows the amount of cash held by our operating subsidiaries outside the United States and the amount of undistributed earnings (amounts in millions) at June 30, 2016:

Entity Name	Cash	Undistributed Earnings
GAIN Capital-Forex.com U.K., Ltd.	$223.2	$94.5

Forex.com Japan Co., Ltd.	60.8	—
GAIN Capital-Forex.com Hong Kong, Ltd.	4.4	—
GAIN Capital Forex.com Australia, Pty. Ltd.	2.8	0.1
Trade Facts Ltd.	0.3	3.3
GAIN Capital-Forex.com Canada Ltd.	7.9	—
GAIN Global Markets, Inc.	0.3	—
GAIN Capital UK, Ltd.	303.2	11.5
GAIN Capital Singapore Pte. Ltd.	29.0	—
GAIN Capital Australia Pty Ltd.	23.1	—
Faraday Research LLP	0.5	0.6
GTX Bermuda Ltd.	9.2	11.2
Gain Global Markets Bermuda, Ltd.	13.1
Total	$677.8	$121.2
At June 30, 2016, we had approximately $121.2 million of undistributed earnings of our foreign subsidiaries indefinitely invested outside the United States. In connection with the previously announced restatement of our financial statements for the years ended December 31, 2014 and 2013 and certain quarters of 2015, we took a charge for U.S. taxes that would arise on distribution if $48.3 million of these earnings were repatriated to the United States. The remaining earnings are indefinitely invested outside the United States and are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. If the remaining earnings had been repatriated into the United States as of June 30, 2016, in the form of dividends or otherwise, the Company would have been subject to additional income taxes of approximately $13.2 million.
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

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of June 30, 2016 and the actual amounts of capital that were maintained on that date (amounts in millions):

	Minimum Regulatory	Capital Levels	Excess Net
Entity Name	Capital Requirements	Maintained	Capital
GAIN Capital Group, LLC	$28.4	$43.1	$14.7
GAIN Capital-Forex.com U.K., Ltd.	27.9	71.2	43.3
GAIN Capital Japan Co., Ltd.	1.4	10.0	8.6
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	4.2	2.3
GAIN Capital Forex.com Australia, Pty. Ltd.	0.7	2.6	1.9
Trade Facts, Ltd.	0.7	3.9	3.2
GAIN Capital-Forex.com Canada Ltd.	0.2	1.4	1.2
GAIN Capital Securities, Inc.	0.1	0.4	0.3
GAIN Global Markets, Inc.	0.2	0.3	0.1
Gain Capital UK, Ltd.	59.9	127.0	67.1
Gain Capital Singapore Pte, Ltd.	0.4	8.5	8.1
Gain Capital Australia Pty Ltd.	0.7	3.1	2.4
Global Assets Advisors, LLC	0.1	1.9	1.8
Gain Capital Payments Ltd.	0.7	0.7	—
Total	$123.3	$278.3	$155.0

Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC, is subject to CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirement Sections 11 and 12. Under applicable provisions of these regulations, GAIN

Capital Group, LLC is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin, or $20 million, plus 5% of all liabilities owed to customers and to eligible contract participant counterparties that are not an affiliate of the Forex Dealer Member and are not acting as a dealer exceeding $10 million, plus 10% of all liabilities the Forex Dealer Member owes to eligible contract participant counterparties acting as a dealer that are not an affiliate of the Forex Dealer Member. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets primarily consist of cash and cash equivalents reported on our balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. Our total liabilities include payables to customers, payables to brokers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against net assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of June 30, 2016, GAIN Capital Group, LLC had net capital of approximately $43.1 million and net capital requirements of $28.4 million. As of June 30, 2016, the excess net capital of GAIN Capital Group, LLC was $14.7 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GAIN Capital Group, LLC's net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

GAIN Capital Forex.com U.K. Ltd., or GCUK1, GAIN Capital UK Limited, or GCUK2, and Trade Facts, Ltd., or Trade Facts, all three together the U.K. Entities, are all registered in the U.K. and are regulated by the Financial Conduct Authority in respect of their trading activity. The U.K. Entities are required to comply with relevant U.K. and E.U. legislation. In addition they must comply with the rules and guidance contained in the FCA Handbook of rules and guidance, or FCA Handbook.
GCUK1 is regulated by the FCA, as a full scope €730k IFPRU Investment Firm. GCUK1 is required to maintain the greater of $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. At June 30, 2016, GCUK1 maintained $43.3 million more than the minimum required regulatory capital for a total of 2.6 times the required capital and at all times maintained compliance with all applicable regulations.

GCUK2 is regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK2 is required to maintain the greater of $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. At June 30, 2016, GCUK2 maintained $67.1 million more than the minimum required regulatory capital for a total of 2.1 times the required capital and at all times maintained compliance with all applicable regulations.

Effective from January 1, 2016, the FCA has introduced the addition of a capital conservation buffer and a countercyclical capital buffer in line with the requirements set out in Capital Requirements Directive, or CRD IV, Article 160 Transitional Provisions for Capital Buffers. This will require all firms to maintain an additional buffer on top of the minimum capital requirements. The required amount of buffer, which is a percentage of the firm’s common equity tier 1 capital against the total risk exposure amount, will increase during a transitional period from January 1, 2016 to December 31, 2018. During that period, the minimum common equity tier 1 capital ratio requirement will increase from 5.125% to 7%. At June 30, 2016, the common equity tier 1 capital ratios of GCUK1 and GCUK2 were well in excess over the minimum requirements.

Trade Facts is regulated by the FCA as a BIPRU Limited License Firm. Trade Facts is required to maintain a base financial resources requirement of $0.1 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or fixed overhead requirement. At June 30, 2016, Trade Facts maintained $3.2 million more than the minimum required regulatory capital for a total of 5.6 times the required capital and at all times maintained compliance with all applicable regulations.

In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. A number of significant provisions contained in the law affect, or will affect once implementing regulations are adopted by the appropriate federal agencies, our business.  Among other things, the Dodd-Frank Act provides for additional regulation of swaps and security-based swaps, including some types of foreign exchange and metals derivatives in which we engage. The Dodd-Frank Act requires the registration of swap dealers and swap execution facilities with the CFTC and imposes significant regulatory requirements on swap dealers and swap execution facilities. Effective February 27, 2013, GAIN GTX, LLC, became provisionally registered with the CFTC and NFA as a swap dealer. Effective May 2016, GTX SEF, LLC became permanently registered with the CFTC as a swap execution facility. Certain of our other subsidiaries may be required to register, or may register voluntarily, as swap dealers and/or swap execution facilities. Swap dealers and swap execution facilities are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including adherence to risk management policies, supervisory procedures, trade record and real time reporting requirements as well as proposed rules for new minimum capital requirements. The specific parameters of these swap dealer and swap execution facility requirements are being developed by the CFTC and other regulators. The full impact of the regulation on GAIN GTX, LLC, GTX SEF, LLC and any other of our subsidiaries that register as a swap dealer and/or swap execution facility remains unclear. It is likely, however, that these entities will face increased costs due to the registration and regulatory requirements listed above. Complying with the proposed regulation of swap dealers and swap execution facilities could require us to restructure our businesses, require extensive systems changes, require personnel changes or raise additional potential liabilities and regulatory oversight. Compliance with swap-related regulatory capital requirements may require us to devote more capital to our GTX business. The increased costs associated with compliance, and the changes that will be required in our OTC and clearing businesses, may adversely impact our results of operations, cash flows, or financial condition.
We are required to maintain cash on deposit with our liquidity providers in order to conduct our hedging activities. As of June 30, 2016, we had posted $218.1 million with liquidity providers compared to $121.2 million as of December 31, 2015, an increase of $97.0 million. The increase in cash posted with our liquidity providers resulted from trading activity by several larger futures accounts onboarded during the quarter. As of June 30, 2016, total client assets were $1.1 billion compared to $920.6 million as of December 31, 2015, an increase of $140.2 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from our clients’ open positions.
The table set forth below provides information regarding our total available liquidity as of June 30, 2016 and as of December 31, 2015.

(amounts in millions)	As of June 30, 2016	As of December 31, 2015
Cash and cash equivalents	$89.4	$171.9
Receivable from brokers	218.1	121.2
Net operating cash	307.5	293.1
Less: Minimum regulatory requirements	(123.3)	(114.5)
Payable to brokers	(4.8)	—
Free cash available(1)	$179.4	$178.6

(1)	Our Convertible Senior Notes due 2018 and 2020 are not factored into our assessment of current liquidity due to their long maturity dates.

Cash and cash equivalents are highly liquid investments having a maturity of three months or less. Free cash is a non-GAAP financial measure of the cash that is available in our business operations and assists the Company in analyzing our ability to fund our operations and grow through additional acquisitions.  This non-GAAP financial measure has certain limitations, including that it does not have a standardized meaning and, therefore, our definition may be different from similar non-GAAP financial measures used by other companies and/or analysts. Thus, it may be more difficult to compare our free cash calculations to those of other companies. We believe our reporting of free cash assists investors in evaluating our operating performance. However, because free cash is not calculated in accordance with GAAP, such measure should be considered in addition to, but not as a substitute for, other measures calculated in accordance with GAAP, such as cash and cash equivalents. The following table reconciles cash and cash equivalents to free cash.

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
The notes bear interest at a fixed rate of 4.125% per year, payable semiannually in arrears on June 1 and December 1 of each year, commenced on June 1, 2014. The semi-annual interest payment on the notes will equal approximately $1.7 million, payable in June and December. The notes are convertible into cash, shares of our common stock, or a combination thereof, at our election, subject to certain limitations. The notes will mature on December 1, 2018, unless earlier converted, redeemed or repurchased. We may not redeem the notes prior to December 1, 2016. During the six months ended June 30, 2016, the Company repurchased $1.9 million in principal amount of the convertible senior notes due in 2018, for an aggregate purchase price of $1.7 million.
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
In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes and the convertible senior notes issued in connection with our acquisition of City Index) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and was reflected as a liability in our condensed consolidated balance sheet in an amount equal to the fair value, which, as of June 30, 2016 and December 31, 2015, was $122.3 million and $121.7 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our stockholders’ equity on our condensed consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of June 30, 2016 and December 31, 2015, was $27.4 million and $27.5 million, respectively. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our consolidated income statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the debt discount and the notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
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
Cash Flow
The following table sets forth a summary of our cash flow for the six months ended June 30, 2016 and the six months ended June 30, 2015 (amounts in thousands):

	For the Six Months Ended June 30,
	2016	2015
Cash provided by/(used for) operating activities	$(53,246)	$14,713
Cash used for investing activities	(12,185)	(11,779)
Cash used for financing activities	(11,267)	(12,379)
Effect of exchange rate changes on cash and cash equivalents	(5,743)	5,116
Decrease in cash and cash equivalents	$(82,441)	$(4,329)
Cash used for operating activities was $53.2 million for the six months ended June 30, 2016, compared to cash provided by operating activities of $14.7 million for the six months ended June 30, 2015.
For the six months ended June 30, 2016, receivables from brokers reduced $98.0 million of operating cash as opposed to $12.4 million provided to operating cash in the six months ended June 30, 2015. In addition, net income contributed $20.3 million for the six months ended June 30, 2016, compared to a reduction in operating cash of $0.9 million for the six months ended June 30, 2015. Finally, cash outflows for accrued compensation were $3.1 million for the six months ended June 30, 2016, as compared to $11.2 million for the six months ended June 30, 2015.
Cash used for investing activities was $12.2 million for the six months ended June 30, 2016, compared to $11.8 million for the six months ended June 30, 2015. The increase was primarily due to increased purchases of property and equipment.

Cash used for financing activities was $11.3 million for the six months ended June 30, 2016, compared to cash used for financing activities of $12.4 million for the six months ended June 30, 2015. The reduction in cash used was primarily due to a deferred payment for the acquisition of GFT in 2015, with no similar expenditures in 2016, partially offset by the purchase of treasury shares and the repurchase of convertible notes in 2016, with no similar expenditures in 2015.
Capital Expenditures
Capital expenditures were $12.2 million for the six months ended June 30, 2016, compared to $8.5 million for the six months ended June 30, 2015. Capital expenditures for both periods primarily related to the development of our trading platforms and websites.
Contractual Obligations
For the six months ended June 30, 2016, there were no significant changes to our vendor or operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended on May 2, 2016.
Off-Balance-Sheet Arrangements
At June 30, 2016 and December 31, 2015, we did not have any off-balance-sheet arrangements.
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

Gains or losses are realized when customer transactions are liquidated. Unrealized gains or losses on trading positions are revalued at prevailing foreign currency exchange rates (the difference between contract price and market price) at the date of the balance sheet and are included in Receivables brokers, Payables to customers, as well as Payables to brokers on the Consolidated Balance Sheet. Changes in net unrealized gains or losses are recorded in Retail revenue on the Consolidated Statements of Income and Comprehensive Income. Retail revenue is recorded on a trade date basis.

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

Convertible Senior Notes

In November 2013, we issued $80 million aggregate principal amount of our 4.125% Convertible Senior Notes due 2018. In April 2015, we issued $60 million aggregate principal amount of our 4.125% Unsecured Convertible Senior Notes due 2020. These notes are hybrid instruments, having both a debt and an equity component, and we accounted for them in accordance with relevant guidance for such instruments. The debt component includes an initial discount determined by the notes' coupon rate and prevailing market interest rates. The equity component is included in Additional Paid in Capital. The discount will amortize over the life of the notes, as we record interest expense.The notes will mature on December 1, 2018 and April 1, 2020, respectively, unless earlier converted, redeemed or repurchased. We may not redeem the notes prior to December 1, 2016 and April 1, 2018, respectively. During the six months ended June 30, 2016, we repurchased $1.9 million in principal amount of the convertible senior notes due in 2018, which had an aggregate fair value of $1.6 million, for an aggregate purchase price of $1.7 million.

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

Derivatives

Forex, metals and CFDs allow for the exchange of the difference in value of a particular asset such as a stock index, energy product, or gold contracts, between the time at which a contract is opened and the time at which it is closed. Our open positions and those of our retail customers are considered derivatives under FASB ASC 815. Therefore, they are accounted for at fair value and are included in Receivables from brokers, Payables to customers, and Payables to brokers in the condensed consolidated balance sheet.

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

Contingent Consideration

Under the agreements governing certain of our business combinations, we are obligated to make contingent payments that are Level 3 financial liabilities.  These contingent payments are recorded under Accrued expenses and other liabilities on our condensed consolidated balance sheet. The fair value of these payments is determined using prevailing interest rates as of the balance sheet date and forecasts of the acquired company's performance, estimation of which does not have any basis in quoted or observable markets. Interest expense associated with our contingent consideration is included in earnings in 2015. In

December 2015, we entered into an agreement with the former owners of Trade Facts to satisfy all remaining obligations under the contingent earn-out arrangement we entered into in connection with the Trade Facts acquisition for a one-time payment of $1.5 million, which was paid in early 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our consolidated financial statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customers' cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, in money market funds that invest in short-term U.S. government securities and in United States and Canadian Imperial Bank of Commerce treasury bills. The interest rates earned on these deposits and investments affect our interest revenue. Based on the prevailing interest rates at June 30, 2016, an immediate 100 basis point increase in short-term interest rates would result in approximately $10.1 million more in annual pretax income.
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

Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of June 30, 2016, we maintained capital levels of $278.3 million, which represented approximately 2.3 times the capital we were required to hold under applicable regulations.
Cash Liquidity Risk
In normal conditions, our market making business of providing online forex trading and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currency pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with several financial institutions offering prime brokerage services across a variety of products, some on exchanges and some OTC. We believe that these relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trade volumes when needed in varying market conditions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds. Collateral on deposit was $232.8 million and $133.7 million at June 30, 2016 and December 31, 2015, respectively.
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

On May 2, 2016, the Company filed an amended Annual Report on Form 10-K/A in which the management of the Company concluded that a material weakness in internal control over financial reporting existed at December 31, 2015, resulting from the manner in which the Company accounted for income taxes for the years ended December 31, 2013 and 2014 and for certain quarters of 2015 under ASC 740, “Income Taxes”. These errors related primarily to the manner in which certain intercompany payables and receivables between domestic and overseas subsidiaries of the Company were treated for accounting and tax purposes during the impacted periods. While the Company has made good progress in implementing its remediation plan, as described below under "- Remediation Plan", the management of the Company has concluded that the material weakness identified in the Form 10-K/A continues to exist as of the date of this report.
In light of this material weakness in internal control over financial reporting, the CEO and CFO have concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were not effective to ensure that information the Company is required to disclose in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, or reported, within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Remediation Plan
Since identifying the material weakness in our internal control over financial reporting discussed above, the Company’s management has implemented formal preventive and detective controls requiring the enhanced review of the accounting for and tax treatment of intercompany payables and receivables, particularly those between domestic and overseas subsidiaries. The Company has also added new personnel to its tax team specializing in tax provision work, and continues to review resource requirements and capabilities in its finance team to determine whether roles and responsibilities need to be realigned and/or new personnel added. The Company has also recently engaged a new external tax advisor to advise on provision work and is reviewing its other external service providers. The management of the Company is continuing to review these matters to ensure that similar failures of internal control over financial reporting do not recur.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For the six months ended June 30, 2016, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2015, as amended on May 2, 2016. The following supplements and amends those discussions.

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
(a) Unregistered Sales of Equity Securities

None.
(b) Purchase of Equity Securities by the Issuer

The following table presents information regarding our purchases of common stock in the six months ended June 30, 2015:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2016-January 31, 2016	190,000	$7.00	190,000	$2,106,089
February 1, 2016-February 29, 2016	200,000	$6.94	200,000	$8,528,167
March 1, 2016-March 31, 2016	110,000	$7.36	110,000	$14,903,590
April 1, 2016-April 30, 2016	251,924	$6.66	251,924	$13,220,906
May 1, 2016-May 31, 2016	24,000	$6.86	24,000	$13,055,887
June 1, 2016-June 30, 2016	—	$—	—	$—
(1) On May 16, 2011, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $10.0 million for the purchase of the Company’s common stock. On May 6, 2013, the Company announced that the Board of Directors approved to increase the total amount available for the purchase of the Company's common stock by $15.0 million. On May 3, 2016, the Company's Board of Directors approved to increase the total amount available for the purchase of the Company's common stock by an additional $15.0 million, including amounts allocable to certain prior purchases made in March, April and May 2016.
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

Date: August 8, 2016	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2016	/s/ Nigel Rose
Nigel Rose
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.