Form 10-Q
period 2016-09-30
GAIN Capital Holdings, Inc.
filed 2016-11-08
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 31, 2016, the registrant had 48,675,358 shares of common stock, $0.00001 par value per share, outstanding.

GAIN CAPITAL HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements
GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of September 30, 2016	As of December 31, 2015
ASSETS:
Cash and cash equivalents	$235,739	$171,888
Cash and securities held for customers	1,054,585	920,621
Receivables from brokers, of which ($2,662) and ($12,568), respectively, are open contracts at fair value	52,262	121,153
Prepaid assets	10,330	7,835
Property and equipment, net of accumulated depreciation of ($49,900) and ($44,750), respectively	34,813	30,367
Intangible assets, net of accumulated amortization of ($57,668) and ($47,906), respectively	73,245	91,512
Goodwill	32,611	34,017
Other assets, net of allowance for doubtful accounts of ($8,871) and ($6,832), respectively	48,808	47,166
Total assets	$1,542,393	$1,424,559
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers, of which ($126,483) and ($143,918), respectively, are open contracts at fair value	$1,054,585	$920,621
Accrued compensation and benefits	10,781	12,362
Accrued expenses and other liabilities	44,498	51,638
Income tax payable	2,294	1,068
Convertible senior notes	123,545	121,740
Total liabilities	$1,235,703	$1,107,429
Commitments and contingent liabilities
Redeemable non-controlling interests	$14,166	$11,046
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized, 52,688,838 shares issued and 48,665,053 shares outstanding as of September 30, 2016; 120 million shares authorized, 52,072,884 shares issued and 48,771,015 shares outstanding as of December 31, 2015)	—	—
Accumulated other comprehensive loss	(23,224)	(5,865)
Additional paid-in capital	217,360	212,981
Treasury stock, at cost (4,087,123 shares at September 30, 2016 and 3,301,869 at December 31, 2015)	(27,257)	(21,808)
Retained earnings	125,645	120,776
Total shareholders’ equity	292,524	306,084
Total liabilities and shareholders’ equity	$1,542,393	$1,424,559
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE:
Retail revenue	$51,466	$106,495	$234,591	$265,859
Institutional revenue	6,636	8,295	20,552	26,549
Futures revenue	12,405	12,483	37,166	34,809
Other revenue	1,459	772	2,972	5,248
Total non-interest revenue	71,966	128,045	295,281	332,465
Interest revenue	375	285	1,136	936
Interest expense	118	219	350	846
Total net interest revenue	257	66	786	90
Net revenue	72,223	128,111	296,067	332,555
EXPENSES:
Employee compensation and benefits	23,763	28,885	76,771	81,700
Selling and marketing	5,268	7,422	18,512	20,395
Referral fees	15,228	28,607	53,444	84,724
Trading expenses	6,878	8,959	23,072	24,053
General and administrative	12,817	16,754	43,882	40,270
Depreciation and amortization	3,498	2,925	10,210	7,638
Purchased intangible amortization	3,639	4,280	11,404	10,688
Communications and technology	4,786	5,565	15,749	14,158
Bad debt provision	193	1,794	1,954	6,354
Acquisition expenses	—	232	—	2,711
Restructuring expenses	286	—	1,089	1,935
Integration expenses	610	10,700	2,466	23,073
Legal settlement	(207)	—	9,205	—
Total operating expense	76,759	116,123	267,758	317,699
OPERATING (LOSS)/PROFIT	(4,536)	11,988	28,309	14,856
Interest expense on long term borrowings	2,620	2,570	7,772	6,626
(LOSS)/INCOME BEFORE INCOME TAX EXPENSE/(BENEFIT)	(7,156)	9,418	20,537	8,230
Income tax (benefit)/expense	(3,206)	7,862	4,166	7,568
Equity in net loss of affiliate	(16)	—	(50)	—
NET (LOSS)/INCOME	$(3,966)	$1,556	$16,321	$662
Net income attributable to non-controlling interests	748	583	1,842	1,343
NET (LOSS)/INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$(4,714)	$973	$14,479	$(681)
Other comprehensive loss:
Foreign currency translation adjustment	(4,366)	(7,526)	(17,359)	(234)
NET COMPREHENSIVE LOSS APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$(9,080)	$(6,553)	$(2,880)	$(915)
(Loss)/Earnings per common share:
Basic	$(0.11)	$0.05	$0.25	$(0.01)
Diluted	$(0.11)	$0.05	$0.25	$(0.01)
Weighted average common shares outstanding used in computing earnings per common share:

Basic	48,651,212	49,149,102	48,606,923	47,163,814
Diluted	48,651,212	49,918,707	48,883,258	47,163,814
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE—December 31, 2015	48,771,015	$—	$(21,808)	$212,981	$120,776	$(5,865)	$306,084
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	14,479	—	14,479
Exercise of options	159,610	—	—	611	—	—	611
Conversion of restricted stock into common stock	456,344	—	—	—	—	—	—
Employee stock purchase plan	63,338	—	—	400	—	—	400
Repurchase of shares	(785,254)	—	(5,449)	—	—	—	(5,449)
Stock compensation expense	—	—	—	3,231	—	—	3,231
Tax benefit of stock options exercises	—	—	—	242	—	—	242
Repurchase of convertible notes	—	—	—	(105)	—	—	(105)
Adjustment to the redemption value of put options related to non-controlling interests	—	—	—	—	(2,340)	—	(2,340)
Dividend declared	—	—	—	—	(7,270)	—	(7,270)
Foreign currency translation adjustment	—	—	—	—	—	(17,359)	(17,359)
BALANCE—September 30, 2016	48,665,053	$—	$(27,257)	$217,360	$125,645	$(23,224)	$292,524
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,321	$662
Adjustments to reconcile net income to cash provided by operating activities
Loss on foreign currency exchange rates	1,016	2,226
Depreciation and amortization	21,613	18,326
Non-cash integration costs	366	18,617
Deferred taxes	508	(5,328)
Amortization of deferred financing costs	331	266
Bad debt provision	1,954	6,354
Convertible senior notes discount amortization	3,198	2,583
Stock compensation expense	3,231	2,727
Gain on extinguishment of debt	(89)	—
Equity in net loss of affiliate	50	—
Adjustment to fair value of contingent consideration	—	(4,466)
Changes in operating assets and liabilities:
Cash and securities held for customers	(167,183)	29,287
Receivables from brokers	68,443	50,942
Prepaid assets	(3,182)	(3,106)
Other assets	(2,517)	(3,722)
Payables to customers	167,182	(29,287)
Accrued compensation and benefits	(1,120)	(10,853)
Accrued expenses and other liabilities	(5,341)	586
Income tax payable	(3,997)	(400)
Net cash provided by operating activities	100,784	75,414
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,375)	(13,900)
Funding of acquisitions, net of cash acquired	—	(3,258)
Cash received relating to acquisitions	—	7,611
Net cash used for investing activities	(17,375)	(9,547)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquisitions	—	(13,271)
Proceeds from exercise of stock options	611	2,096
Proceeds from employee stock purchase plan	400	394
Purchase of treasury stock	(5,449)	(2,144)
Excess tax benefit from employee stock option exercises	242	938
Dividend payments	(7,270)	(7,084)
Distributions to non-controlling interest holders	(1,062)	(1,035)
Repurchase of convertible notes	(1,735)	—
Net cash used for financing activities	(14,263)	(20,106)
Effect of exchange rate changes on cash and cash equivalents	(5,295)	1,576
INCREASE IN CASH AND CASH EQUIVALENTS	63,851	47,337
CASH AND CASH EQUIVALENTS—Beginning of period	171,888	139,351
CASH AND CASH EQUIVALENTS—End of period	$235,739	$186,688
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Cash (paid)/received during the year for:
Interest	$(1,587)	$(2,004)
Taxes	$3,014	$(4,641)
Non-cash financing activities:
Common stock issued as consideration for asset and business acquisitions	$—	$(48,280)
Convertible senior notes issued as consideration for business acquisitions	$—	$(65,000)
Deferred taxes related to convertible senior notes	$—	$(3,827)
Adjustment to redemption value of put options related to non-controlling interests	$(2,340)	$(14)
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

The Company is a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. The Company operates its business in three segments. Through its retail segment, the Company provides its retail customers around the world with access to a diverse range of global financial markets, including spot forex, precious metals, spread bets and contracts for difference, or CFDs, on commodities, indices, individual equities and interest rate products, as well as OTC options on forex. The Company's institutional segment provides agency execution services and offers access to markets and self-directed trading in foreign exchange, commodities, equities, options and futures via the Company's GTX platform. The Company's futures segment offers execution and risk management services for exchange-traded futures and futures options on major U.S. and European futures and options exchanges. For more information about the Company's segments, please see Note 17.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the Financial Accounting Standards Board (the "FASB") issued new guidance regarding the classification of certain cash receipts and cash payments on the Statements of Cash Flows. The FASB issued this update to address specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently assessing the impact of adopting this guidance on its financial statements.

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

In March 2016, FASB issued new guidance regarding the accounting for investments - equity method and joint ventures. The FASB issued this update to eliminate the requirement to retroactively adopt the equity method of accounting. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Because the amendments will be applied prospectively to increases in the level of ownership interest or degree of influence that result in a change to the equity method, adoption will not have an impact on our financial condition, results of operations, or cash flows.

In March 2016, the FASB issued new guidance regarding the accounting for stock compensation. The FASB issued this update to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, classification of employee taxes paid on the Statement of Cash Flows when an employer withholds shares for tax-withholding purposes, expected term, intrinsic value, and eliminating the indefinite deferral. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact on income taxes and assessing the options around the forfeiture assumption on its financial statements.

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

In April 2015, the FASB issued new guidance regarding the accounting for debt issuance costs. The guidance requires a company to present any deferred financing costs from debt issuance as a reduction of debt. The Company adopted this guidance in the first quarter of 2016. The effect on the adoption is not material to the Condensed Consolidated Financial Statements.

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

The Company changed its presentation of cash and equivalents, cash and securities held for customers, and receivables from brokers in the Consolidated Balance Sheet for the period ended September 30, 2016 in order to present cash and securities held for customers in a single financial statement caption. In the past, rehypothecated customer funds had been reported as part of Receivables from brokers as opposed to Cash and securities held for customers.  For the period ended September 30, 2016 and for future periods, these rehypothecated funds shall be reclassified as Cash and securities held for customers and no longer reported as part of Receivables from brokers. Both presentations discussed above are in compliance with US GAAP. Prior period financial statement amounts have not been reclassified to maintain comparability among the periods presented as the impact was not considered material.

3. FAIR VALUE MEASUREMENT

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of September 30, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Customer derivative contracts	$—	$126,483	$—	$126,483
Broker derivative contracts	—	(2,662)	—	(2,662)
Money market accounts	98,064	—	—	98,064
Certificates of deposit	175	—	—	175
Total	$98,239	$123,821	$—	$222,060

	Fair Value Measurements on a Recurring Basis as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Customer derivative contracts	$—	$143,918	$—	$143,918
Broker derivative contracts	—	(12,568)	—	(12,568)
Money market accounts	25,167	—	—	25,167
Certificates of deposit	174	—	—	174
Investment in gold	107	—	—	107
Total	$25,448	$131,350	$—	$156,798
The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the nine months ended September 30, 2016, nor have there been any transfers between levels during this period.
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
Level 3 Financial Liabilities

The Company did not have any Level 3 Financial Assets or Liabilities on September 30, 2016 or December 31, 2015.

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

	As of September 30, 2016		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$54,924	$54,924	$—	$54,924	$—
Financial Liabilities:
Payables to customers	$1,181,068	$1,181,068	$—	$1,181,068	$—
Convertible senior notes	$123,545	$122,163	$—	$122,163	$—

	As of December 31, 2015		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$133,721	$133,721	$—	$133,721	$—
Financial Liabilities:
Payables to customers	$1,064,539	$1,064,539	$—	$1,064,539	$—
Convertible senior notes	$121,740	$122,264	$—	$122,264	$—

4. DERIVATIVES
The Company's contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from brokers and Payables to customers on the accompanying Condensed Consolidated Balance Sheets (amounts in thousands):

	September 30, 2016
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$119,179	$(41,069)	$78,110
CFD contracts	69,409	(32,526)	36,883
Metals contracts	12,944	(4,116)	8,828
Total	$201,532	$(77,711)	$123,821

	September 30, 2016
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from brokers	$54,924	$(2,662)	$52,262
Payables to customers	$(1,181,068)	$126,483	$(1,054,585)

	December 31, 2015
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$138,140	$(59,468)	$78,672
CFD contracts	111,844	(70,429)	41,415
Metals contracts	18,866	(7,603)	11,263
Total	$268,850	$(137,500)	$131,350

	December 31, 2015
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from brokers	$133,721	$(12,568)	$121,153
Payables to customers	$(1,064,539)	$143,918	$(920,621)
The Company’s derivatives have many different underlyings, which vary in price. Foreign exchange contracts typically have prices less than two dollars, while certain metals contracts and CFDs can have considerably higher prices. The amounts reported within Receivables from brokers and Payables to customers on the Condensed Consolidated Balance Sheets are derived from the number of contracts below (amounts in thousands):

	September 30, 2016
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	2,540,781	2,611,633
CFD contracts	116,808	166,491
Metals contracts	780	296
Total	2,658,369	2,778,420

	December 31, 2015
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,106,885	2,931,109
CFD contracts	139,465	285,640
Metals contracts	1,278	308
Total	3,247,628	3,217,057

The Company did not designate any of its derivatives as hedging instruments at September 30, 2016 or December 31, 2015. Net gains with respect to derivative instruments are reflected in Retail revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended September 30, 2016 and 2015 as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivative Instruments:
Foreign currency exchange contracts	$18,757	$30,436	$125,484	$128,683
CFD contracts	27,618	65,866	92,499	113,248
Metals contracts	5,050	9,170	15,815	20,878
Total	$51,425	$105,472	$233,798	$262,809

5. RECEIVABLES FROM BROKERS
The Company has posted funds with brokers as collateral required by agreements for holding trading positions. These amounts are reflected as Receivables from brokers on the Condensed Consolidated Balance Sheets.
Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	September 30, 2016	December 31, 2015
Required collateral	$54,924	$129,042
Excess from futures broker - Restricted	—	4,679
Open foreign exchange positions	(2,662)	(12,568)
Total	$52,262	$121,153

6. PROPERTY AND EQUIPMENT
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	September 30, 2016	December 31, 2015
Software	$50,577	$44,194
Computer equipment	17,806	14,300
Leasehold improvements	10,975	11,200
Telephone equipment	788	881
Office equipment	2,126	2,113
Furniture and fixtures	1,796	1,761
Web site development costs	645	668
Gross property and equipment	84,713	75,117
Less: Accumulated depreciation and amortization	(49,900)	(44,750)
Property and equipment, net	$34,813	$30,367

Depreciation and amortization expense for property and equipment was $3.5 million and $2.9 million for the three months ended September 30, 2016 and 2015, respectively, and $10.2 million and $7.6 million for the nine months ended September 30, 2016 and 2015, respectively.
The Company adjusted the amortization period of certain property and equipment that experienced changes in useful lives as a result of the City Index acquisition. This change in useful lives resulted in no additional charge during the three months ended September 30, 2016 and $1.8 million during the three months ended September 30, 2015, and $0.4 million and $3.7 million for the nine months ended September 30, 2016 and 2015, respectively. The additional charge was recorded in Integration expenses.

7. INTANGIBLE ASSETS
The Company's various intangible assets consisted of the following as of (amounts in thousands):

	September 30, 2016			December 31, 2015
Intangibles	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$51,871	$(19,347)	$32,524	$56,388	$(14,111)	$42,277
Technology	71,262	(35,986)	35,276	74,378	(32,117)	42,261
Trademarks	7,417	(2,335)	5,082	8,289	(1,678)	6,611
Total finite lived intangibles	130,550	(57,668)	72,882	139,055	(47,906)	91,149
Trademark not subject to amortization (1)	363	—	363	363	—	363
Total intangibles	$130,913	$(57,668)	$73,245	$139,418	$(47,906)	$91,512
(1) These indefinite-life trademarks relate to the Forex.com and foreignexchange.com domain names where management determined there was no legal, regulatory or technological limitation on their useful lives. The Company compares the recorded value of the indefinite-life intangible assets to their fair value on an annual basis and whenever circumstances arise that indicate that impairment may have occurred.

The Company had the following identifiable intangible assets as of September 30, 2016:

Intangible Assets	Amount (in thousands)	Weighted average amortization period
Customer lists	$51,871	7.6 years
Technology	71,262	9.0 years
Trademarks (1)	7,780	6.7 years
	$130,913

(1) Trademarks with an indefinite-life, as described above, comprise $0.4 million of the $7.8 million of trademarks.
Amortization expense for the purchased intangibles was $3.6 million and $4.3 million for the three months ended September 30, 2016 and 2015, respectively, and $11.4 million and $10.7 million for the nine months ended September 30, 2016 and 2015, respectively.
The Company adjusted the amortization period of certain intangible assets that experienced changes in useful lives as a result of the City Index acquisition. This change in useful lives resulted in no additional charge for the three and nine months ended September 30, 2016, and $6.5 million and $13.0 million for the three and nine months ended September 30, 2015, respectively. The additional charges were recorded in Integration expenses.

Goodwill
As of September 30, 2016 and December 31, 2015, the Company recorded goodwill of approximately $32.6 million and $34.0 million, respectively. The decrease of $1.4 million was related to foreign currency translation adjustments.
The following represents the carrying amount of goodwill by segment (amounts in thousands):

	Retail	Institutional	Futures	Total
Carrying amount of goodwill as of December 31, 2015	$26,722	$4,788	$2,507	$34,017
Foreign currency translation adjustments	$(1,104)	$(198)	$(104)	$(1,406)
Carrying amount of goodwill as of September 30, 2016	$25,618	$4,590	$2,403	$32,611

8. Other Assets
Other assets consisted of the following as of (amounts in thousands):

	September 30, 2016	December 31, 2015
Vendor and security deposits	$11,495	$11,486
Income tax receivable	4,981	9,482
Deferred tax assets, net	21,065	17,827
GTX trade receivables	4,811	4,881
Customer debit positions	9,171	7,340
Allowance on customer debit positions	(8,871)	(6,832)
Insurance receivable	3,500	—
Miscellaneous receivables	1,851	2,160
Equity method investment	805	822
	$48,808	$47,166

9. RELATED PARTY TRANSACTIONS
From time to time, certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company. These accounts are recorded in Payables to customers on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $0.2 million and $0.3 million at September 30, 2016 and December 31, 2015, respectively.

IPGL Limited, the majority selling shareholder in the acquisition of City Index, has a trading account with the Company, which is recorded in Payables to customers on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $5.7 million and $21.7 million at September 30, 2016 and December 31, 2015, respectively.

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
Unaudited pro forma income statement line items for the nine months ended September 30, 2015 were as follows (amounts in thousands):

For the Nine Months Ended September 30,
2015
REVENUE:
Total non-interest revenue	$369,249
Interest revenue	1,019
Interest expense	846
Total net interest revenue	173
Net revenue	369,422
EXPENSES:
Depreciation and amortization	8,280
Purchased intangible amortization	12,757
Other expense items	333,565
Total operating expense	354,602
OPERATING PROFIT	14,820
Interest on long term borrowings	7,671
INCOME BEFORE INCOME TAX EXPENSE	7,149
Income tax expense	11,207
NET INCOME	(4,058)
Net income attributable to non-controlling interests	1,343
Net income applicable to GAIN Capital Holdings, Inc.	$(5,401)

Restructuring

During 2016, the Company incurred restructuring expenses related to the global headcount reductions following the City Index acquisition. The Company incurred $0.3 million and $1.1 million of restructuring expenses for the three and nine months ended September 30, 2016, respectively. These expenses are recorded in Restructuring expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss). The restructuring liabilities are recorded in Accrued compensation and benefits in the Condensed Consolidated Balance Sheets.

For the Nine Months Ended September 30,
2016
Restructuring liability as of January 1, 2016	$499
2016 restructuring expenses	1,089
Payments made in 2016	(1,588)
Restructuring liability as of September 30, 2016	$—

11. NON-CONTROLLING INTERESTS

Non-controlling interests

In March 2014, the Company acquired controlling interests in Global Assets Advisors, LLC ("GAA") and Top Third Ag Marketing LLC ("TT" or "Top Third"). The Company purchased 55% of each entity, and the respective sellers maintained a 45% interest in each entity. The 45% interests are redeemable at prices determined by applying a contractually agreed upon formula to the respective acquired company's financial results. The Company owns immediately exercisable call options to purchase the remaining interests in each company. The minority owners hold put options, which become exercisable in 2017 or upon the occurrence of certain events, to compel the Company to purchase the remaining interests.

In accordance with ASC 480-10-S99-3A, Classification and Measurement of Redeemable Securities, non-controlling interests are classified outside of permanent equity as their redemption is not (i) mandatory, (ii) at fixed prices, and (iii) exclusively within the Company's control.

The non-controlling interests' carrying value is determined by the purchase prices paid for such interests by the Company and the non-controlling interests' share of the Company's subsequent net income. This value is benchmarked against the redemption value of the sellers' put options. The carrying value is adjusted to the latter, provided that it does not fall below the initial carrying values, as determined by the Company's purchase price allocation. The Company has made a policy election to reflect any changes caused by such an adjustment in retained earnings, rather than in current earnings. The Company recorded an adjustment of $2.3 million for the nine months ended September 30, 2016.

The table below reflects the non-controlling interests' effects on the Company's financial statements (amounts in thousands):

Redeemable non-controlling interests
January 1, 2016	$11,046
Adjustment to the redemption value of non-controlling interests	2,340
Net income attributable to non-controlling interests	1,842
Distributions to non-controlling interest holders	(1,062)
September 30, 2016	$14,166

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

The balances of the liability and equity components of the Convertible Senior Notes as of September 30, 2016 and December 31, 2015 were as follows (amounts in thousands):

	September 30, 2016	December 31, 2015
Liability component - principal	$138,150	$140,000
Deferred bond discount	14,415	18,004
Deferred financing cost	$190	256
Liability component - net carrying value	$123,545	$121,740

Additional paid in capital	$27,822	$27,920
Discount attributable to equity	(419)	(412)
Equity component	$27,403	$27,508

In April 2015, the FASB issued new guidance regarding the accounting for debt issuance costs. The guidance requires a company to present any deferred financing costs from debt issuance as a reduction of debt, which is a change from the previous presentation in assets. The Company adopted this guidance in the first quarter of 2016.

Interest expense related to the Convertible Senior Notes, included in Interest on long term borrowings in the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) was as follows (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense - stated coupon rate	$1,425	$1,444	$4,300	$3,713
Interest expense - amortization of deferred bond discount and costs	1,195	1,038	3,472	2,648
Total interest expense - convertible senior notes	$2,620	$2,482	$7,772	$6,361

13. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, unvested restricted stock units and unvested restricted stock awards. Approximately 0.7 million stock options were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2016 as they were anti-dilutive. Approximately 0.5 million stock options were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2015, as they were anti-dilutive.

Diluted earnings per share excludes any shares of Company common stock potentially issuable under the Company's convertible senior notes, which are discussed in Note 12. Based upon an assumed trading price of $13 for each share of the Company's common stock, and if the relevant conditions under the indenture governing both 2018 and 2020 convertible senior notes were satisfied, there would be an additional 0.5 million and 1.5 million dilutive shares as of September 30, 2016, for the 2018 and 2020 notes, respectively.
The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$(4,714)	$973	$14,479	$(681)
Adjustment to the redemption value of put options related to non-controlling interests (1)	(749)	1,428	(2,340)	(14)
Income/(loss) available to common shareholders	$(5,463)	$2,401	$12,139	$(695)
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	48,651,212	49,149,102	48,606,923	47,163,814
Effect of dilutive securities:
Stock options	220,274	320,770	159,194	471,613
RSUs/RSAs	56,736	448,835	117,141	394,007
Diluted weighted average common shares outstanding	48,651,212	49,918,707	48,883,258	47,163,814
Net earnings/(loss) per common share:
Basic	$(0.11)	$0.05	$0.25	$(0.01)
Diluted	$(0.11)	$0.05	$0.25	$(0.01)

(1)
During the three and nine months ended September 30, 2016 and the nine months ended September 30, 2015, the Company recorded adjustments of $(0.7) million, $(2.3) million and $(0.01) million, respectively, to the carrying value of the put options related to the Company's redeemable non-controlling interests, which decreased retained earnings and increased non-controlling interests. During the three months ended September 30, 2015, an adjustment of $1.4 million was recorded to the carrying value of the put options related to the Company's redeemable non-controlling interests, which increased retained earnings and decreased non-controlling interests. These adjustments to the carrying value decreased earnings available to the Company's shareholders for purposes of calculating basic and diluted earnings per common share for the three and nine months ended September 30, 2016 and for the nine months ended September 30, 2015, and increased earnings for such purposes during the three months ended September 30, 2015.

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
Litigation

On February 16, 2012, the Company received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with the Company and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint had been filed and served on the Company, the claimants requested, and the Company agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. On April 28, 2016, the parties entered into a Settlement Agreement in which the Company agreed to make a one-time settlement payment in exchange for a full and final settlement of all claims. The settlement amount, net of anticipated insurance recoveries, totaled approximately $9.4 million. For the three months ended September 30, 2016, the Company recognized an additional insurance recovery in the amount of $0.2 million, bringing the total settlement net of anticipated insurance recoveries to approximately $9.2 million.

15. INCOME TAXES
The Company's benefit and provision for income taxes were approximately $3.2 million and $4.2 million for the three and nine months ended September 30, 2016, respectively. The Company’s provision for income taxes was approximately $7.9 million and $7.6 million for the three and nine months ended September 30, 2015, respectively. These amounts reflect effective tax rates of 44.8% and 83.5%, adjusted for certain discrete items, for the three months ended September 30, 2016 and 2015, respectively. The Company's effective tax rates of 20.3% and 92.0% for the nine months ended September 30, 2016 and 2015, respectively, reflect the Company's estimate of the annual effective tax rate adjusted for certain discrete items. Changes in the Company's effective rate arise primarily from changes in the geographic mix of revenues and expenses.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Condensed Consolidated Balance Sheets.

16. REGULATORY REQUIREMENTS
The following table illustrates the regulatory capital requirements or regulatory charges that our subsidiaries were required to maintain as of September 30, 2016 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Capital Requirements/ Charges (1)	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$29.2	$42.3	$13.1	145%
GAIN Capital-Forex.com U.K., Ltd.	7.6	39.9	32.3	525%
GAIN Capital Japan Co., Ltd.	1.5	10.0	8.5	667%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	4.3	2.4	226%
GAIN Capital Forex.com Australia, Pty. Ltd.	0.8	1.5	0.7	188%
Trade Facts, Ltd.	0.7	3.1	2.4	443%
GAIN Capital-Forex.com Canada Ltd.	0.4	1.4	1.0	350%
GAIN Capital Securities, Inc.	0.1	0.4	0.3	400%
GAIN Global Markets, Inc.	0.3	0.3	—	100%
Gain Capital UK, Ltd.	72.3	167.3	95.0	231%
Gain Capital Singapore Pte, Ltd.	0.6	8.8	8.2	1,467%
Gain Capital Australia Pty Ltd.	0.8	4.0	3.2	500%
Global Assets Advisors, LLC	0.1	1.9	1.8	1,900%
Gain Capital Payments Ltd.	0.7	0.7	—	100%
Total	$117.0	$285.9	$168.9	244%

(1) Relates to regulatory capital requirements or charges, depending upon regulatory jurisdiction.
17. SEGMENT INFORMATION
The Company's segment reporting structure includes three operating segments: retail, institutional and futures. These operating segments are discussed in more detail below. The Company also reports information relating to general corporate services in a fourth component, corporate and other. Information in these Condensed Consolidated Financial Statements reflects the information presented to the chief operating decision maker, and prior periods have been retrospectively adjusted to reflect the current segment structure. The chief operating decision maker does not review total assets by operating segment.

Retail Segment

Business in the retail segment is conducted primarily through the Company's FOREX.com and City Index brands. The Company provides its retail customers around the world with access to a diverse range of 12,500 global financial markets, including spot forex, precious metals and CFDs on commodities, indices, individual equities and interest rate products, as well as OTC options on forex. In the United Kingdom, the Company also offers spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment to residents of that country.

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

Corporate and other

Corporate and other provides general corporate services to the Company's segments and also includes eliminations between operating segments which were $0.3 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively. Eliminations between operating segments were $0.9 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively. Corporate and other revenue primarily comprises foreign currency transaction gains and losses.
Selected financial information by segment is presented in the following tables (amounts in thousands):

Retail
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$52,703	$107,680	$238,778	$268,615

Employee compensation and benefits	14,424	18,439	48,023	51,014
Selling and marketing	5,006	7,230	17,766	19,556
Referral fees	11,245	23,960	41,546	72,575
Other operating expenses	15,553	24,353	57,181	56,270
Segment profit	$6,475	$33,698	$74,262	$69,200

Institutional
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$6,924	$8,716	$21,525	$27,715

Employee compensation and benefits	3,466	3,945	10,130	12,205
Selling and marketing	27	29	68	138
Other operating expenses	2,403	2,364	7,362	7,373
Segment profit	$1,028	$2,378	$3,965	$7,999

Futures
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$12,531	12,483	$37,591	34,897

Employee compensation and benefits	3,265	2,999	9,362	8,234
Selling and marketing	245	163	688	701
Referral fees	3,983	4,647	11,898	12,148
Other operating expenses	3,674	3,629	11,503	10,560
Segment profit	$1,364	$1,045	$4,140	$3,254

Corporate and Other
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Other revenue/(expense)	$70	$(499)	$(1,824)	$(3,016)

Employee compensation and benefits	2,607	3,502	9,255	10,247
Other operating expenses	3,040	2,995	8,605	8,132
Loss	$(5,577)	$(6,996)	$(19,684)	$(21,395)

Reconciliation of operating segment profit to Income/(loss) before income tax expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Retail segment	$6,475	$33,698	$74,262	$69,200
Institutional segment	1,028	2,378	3,965	7,999
Futures segment	1,364	1,045	4,140	3,254
Corporate and other	(5,577)	(6,996)	(19,684)	(21,395)
SEGMENT PROFIT	3,290	30,125	62,683	59,058
Depreciation and amortization	3,498	2,925	10,210	7,638
Purchased intangible amortization	3,639	4,280	11,404	10,688
Acquisition expenses	—	232	—	2,711
Restructuring expenses	286	—	1,089	1,935
Integration expenses	610	10,700	2,466	23,073
Legal settlement	(207)	—	9,205	—
SNB bad debt provision	—	—	—	2,500
Adjustment to fair value of contingent consideration	—	—	—	(4,343)
OPERATING PROFIT/(LOSS)	(4,536)	11,988	28,309	14,856
Interest expense on long term borrowings	2,620	2,570	7,772	6,626
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE/(BENEFIT)	$(7,156)	$9,418	$20,537	$8,230

18. SUBSEQUENT EVENTS
In November 2016, the Company announced the payment of a $0.06 dividend per share of Common Stock payable on December 22, 2016 to stockholders of record on December 12, 2016.

On November 3, 2016, the Company also announced that its Board of Directors had increased the amount available for the repurchase of the Company’s common stock under the Company’s share repurchase plan to $30.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN”, the “Company”, “our”, “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. Our fiscal quarter ended on September 30, 2016.
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
We offer our customers access to a diverse range of over 12,500 financial products, including spot foreign exchange, or forex, and precious metals trading, as well as “contracts for difference”, or CFDs, which are investment products with returns linked to the performance of an underlying asset. We offer CFDs on currencies, commodities, indices, individual equities, bonds and interest rate products. We also support trading of exchange-traded futures and options on futures on more than 30 global exchanges. In the United Kingdom, we offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment for residents of that country.

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

Market Environment and Trading Volatility
Our revenue and operating results may vary significantly from period to period due primarily to movements and trends in the world’s financial markets and to fluctuations in market volatility. As a general rule, our businesses benefit from volatility in the markets that we serve, as periods of increased volatility often coincide with higher levels of trading by our clients and a higher volume of transactions. However, periods of extreme volatility may result in significant market dislocations that can also lead clients to reduce their trading activity. In addition, volatility that results in trading within a relatively narrow band of prices may lead to less profitable trading activity. Also, low or extremely high market volatility can adversely affect our ability to profitably manage our net exposure, which represents the unhedged portion of the trading positions we enter into with customers in our retail segment.

Our results of operations for the three months ended September 30, 2016 reflected challenging market conditions, with volatility decreasing from the levels experienced during the six months ended June 30, 2016. This decreased level of volatility impacted our retail segment, resulting in lower than expected average daily volumes and revenue capture during the three months ended September 30, 2016.

Competition
The products we offer have generally been accessible to retail investors for a significantly shorter period than many other securities products, such as cash equities, and our industry is rapidly evolving and characterized by intense competition. Entering new markets often requires us to lower our pricing in order to attract customers and compete with other companies who have already established customer bases in such markets. In addition, in existing markets, on occasion we make short-term decisions to be more aggressive regarding the pricing we offer our customers, or we may decide to offer additional services at reduced rates, or free of charge, in order to attract customers and take market share from our competitors.

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

Key Income Statement Line Items
The following table sets forth key financial metrics for our business for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$72,223	$128,111	$296,067	$332,555
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$(4,714)	$973	$14,479	$(681)

Revenue

Revenue from our business consists of retail segment revenue, institutional segment revenue, futures segment revenue, corporate and other revenue and interest revenue.

Retail Segment Revenue

Retail segment revenue is our largest source of revenue. Retail segment revenue is comprised of trading revenue from our retail segment, commission revenue from our sales trader (which was fully integrated into the rest of the retail segment in the latter part of 2015) and advisory businesses, as well as inactivity fees and interest revenue.

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

For the three and nine months ended September 30, 2016, retail segment revenue represented 71.3% and 79.2% of our total net revenue, respectively. For the three and nine months ended September 30, 2015, retail segment revenue represented 83.1% and 79.9% of our total net revenue, respectively.
For each of the three and nine months ended September 30, 2016, approximately 96% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 4% of our average daily retail trading volume consisted of our net exposure. For the three and nine months ended September 30, 2015, approximately 98.0% and 97.0%, respectively, of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 2.0% and 3.0%, respectively, of our average daily retail trading volume consisted of our net exposure. Trade flow is naturally hedged when our customers enter into equivalent offsetting trades in the same instrument.  When trades are naturally hedged, we are able to keep the entire bid/ask spread on the two transactions. In contrast, when we hedge trade flow with our liquidity providers, we keep the difference between the retail bid/ask spread we offer our customers and the wholesale bid/ask spread we pay to our liquidity providers.
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

Our retail sales trader business provided high-touch trading services and execution to high net worth customers. We primarily earned commissions on this trade flow, which we typically hedged fully. As noted above, our sales trader business was fully integrated into the rest of the retail segment in the latter part of 2015.

Institutional Segment Revenue

Institutional segment revenue consists primarily of revenue from our GTX business, which provides a proprietary trading platform and sales and trading services to institutions, as well as interest revenue. Revenue for our GTX business is generated primarily through commissions on trades executed on the GTX platform. We act as an agent for the trades executed on the GTX platform and, therefore, do not assume any market or credit risk in connection with those transactions. Our institutional segment revenue includes revenue generated by intercompany transactions with other segments/affiliates that are eliminated when calculating our consolidated net revenue. This intercompany revenue totaled approximately $0.3 million, and $0.9 million, respectively, for the three and nine months ended September 30, 2016.

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
Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term U.S. government securities or treasury bills. Interest paid to customers varies primarily due to the net value of a customer account. A customer's net account value equals cash on deposit plus the mark-to-market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $0.3 million and $0.1 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and $0.1 million and $0.1 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.
Expenses

Our expenses principally comprise employee compensation and benefits, selling and marketing, referral fees, trading expenses, general and administrative expenses, communications and technology expenses, and interest on long-term borrowings, as well as expenses related to acquisitions and integration activities.

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
Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from their customers.  Our indirect business accounted for 39.8% and 43.1% of retail trading volume in the three and nine months ended September 30, 2016, compared to 49.0% and 48.0% of retail trading volume in the three and nine months ended September 30, 2015, respectively.

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

Restructuring Expenses
For the three and nine months ended September 30, 2016 and September 30, 2015, we incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with accounting guidance.

Acquisition Expenses
For the three and nine months ended September 30, 2015, we incurred acquisition-related expenses, which included costs, such as legal, accounting, valuation and other costs specified in accounting guidance. These costs are expensed as incurred.

Integration Expenses
For the three and nine months ended September 30, 2016 and September 30, 2015, we incurred integration expenses, which are acquisition related costs that do not meet the definition of acquisition costs specified in accounting guidance. These costs include retention bonuses paid to employees and the cost of retiring redundant assets.

Legal Settlement
On April 28, 2016, we entered into a settlement agreement with the claimants in the Cameron Farley Ltd. matter discussed below in "Part II - Other Information - Item 1. Legal Proceedings". Pursuant to the terms of the settlement agreement, we agreed to make a one-time settlement payment in exchange for a full and final settlement of all claims. The settlement amount, net of anticipated insurance recoveries, totaled approximately $9.4 million. For the three months ended September 30, 2016, we recognized an additional insurance recovery in the amount of $0.2 million, bringing the total settlement net of anticipated recoveries to approximately $9.2 million.

Interest on long term borrowings
Interest on long-term borrowings consists of interest expense on our 4.125% Convertible Senior Notes due 2018, issued in November 2013, and our 4.125% Convertible Senior Notes due 2020, issued in April 2015 in connection with the City Index acquisition.
Operating Metrics
The following table sets forth key operating metrics for our business for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Retail Segment
OTC Trading Volume (billions)	$612.4	$1,118.4	$2,185.1	$3,173.2
OTC Average Daily Volume (billions)	$9.3	$16.9	$11.2	$16.4
Active OTC Accounts	133,009	149,846	133,009	149,846
Client Assets (millions)	$635.3	$750.1	$635.3	$750.1
Institutional Segment
ECN Volume (billions)	$509.9	$451.2	$1,568.5	$1,449.8
ECN Average Daily Volume (billions)	$7.7	$6.8	$8.0	$7.5
Swap Dealer Volume (billions)	$190.0	$198.5	$562.8	$622.5
Swap Dealer Average Daily Volume (billions)	$2.9	$3.0	$2.9	$3.2

Futures Segment
Futures Contracts	1,912,174	2,203,456	6,469,983	6,640,407
Futures Average Daily Contracts	29,878	34,429	34,233	35,321
Active Futures Accounts	8,594	8,567	8,594	8,567
Client Assets (millions)	$419.3	$236.3	$419.3	$236.3
OTC Trading Volume
OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by our retail customers. Approximately 46.7% and 50.6% of our customer trading volume for the three and nine months ended September 30, 2016, respectively, was generated by our retail businesses, compared to 63.3% and 60.5% for the three and nine months ended September 30, 2015, respectively.

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

In order to increase customer trading volume, we focus our marketing, customer service and education activities on attracting new customers and extending the duration and scope of the relationship with our existing customers.

For the three and nine months ended September 30, 2016, no single retail customer accounted for more than 3.8% and 2.4%, respectively, of our retail trading volume for the period. For the three and nine months ended September 30, 2015, no single retail customer accounted for more than 3.0% of our retail trading volume for the period.

RESULTS OF OPERATIONS
Revenue
Our total net revenue decreased $55.9 million, or 43.6%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Total net revenue decreased $36.5 million, or 11.0%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
REVENUE:
Retail revenue	$51,466	$106,495	$234,591	$265,859
Institutional revenue	6,636	8,295	20,552	26,549
Futures revenue	12,405	12,483	37,166	34,809
Other revenue	1,459	772	2,972	5,248
Total non-interest revenue	71,966	128,045	295,281	332,465
Interest revenue	375	285	1,136	936
Interest expense	118	219	350	846
Total net interest revenue	257	66	786	90
Net revenue	$72,223	$128,111	$296,067	$332,555

Retail revenue decreased $55.0 million, or 51.7%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Retail revenue decreased $31.3 million, or 11.8%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decreases were primarily due to a decrease in trading volume.
Institutional revenue decreased $1.7 million, or 20.0%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Institutional revenue decreased $6.0 million, or 22.6%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decreases primarily resulted from a decrease in volume in our non-platform institutional trading services and shifts in trading volume on our GTX platform towards lower margin transactions, partially offset by an increase in ECN trading volume.
Futures revenue decreased $0.1 million, or 0.6%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Futures revenue increased $2.4 million, or 6.8%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily due to an increase in revenues per traded contract during the nine months ended September 30, 2016 as compared to the same period in 2015.
Other revenue increased $0.7 million, or 89.0%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily due to an increase in customer inactivity fees collected during the period. Other revenue decreased $2.3 million, or 43.4%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was primarily due to the positive effect of a one-time Galvan contingent consideration adjustment that was made in 2015 but did not impact the comparable period in 2016.

 Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Total Operating Expenses	$76,759	$116,123	$267,758	$317,699
As a percentage of net revenue	106.3%	90.6%	90.4%	95.5%
Our total operating expenses for the three months ended September 30, 2016 decreased $39.4 million, or 33.9%, compared to the three months ended September 30, 2015. Our total operating expenses for the nine months ended September 30, 2016 decreased $49.9 million, or 15.7%, compared to the nine months ended September 30, 2015. The decreases were primarily due to our ongoing integration and expense reduction efforts following the City Index acquisition and a reduction in variable costs due to lower trading volume during the third quarter of 2016.
For the three months ended September 30, 2016, the decrease in operating expenses consisted primarily of decreases of $13.4 million in referral fees, $10.1 million in integration expenses, $5.1 million in employee compensation and benefits, $3.9 million in general and administrative expenses, $2.1 million in trading expense, $2.2 million in selling and marketing expense, $0.2 million in acquisition expenses, $0.8 million in communications and technology expenses, $0.3 million in restructuring expenses and $0.6 million in purchased intangible amortization.
For the nine months ended September 30, 2016, the decrease in operating expenses consisted primarily of decreases of $31.3 million in referral fees, $20.6 million in integration expenses, $4.9 million in employee compensation and benefits, $1.0 million in trading expense, $1.9 million in selling and marketing expense, $4.4 million in bad debt provision, $2.7 million in acquisition expenses and $0.8 million in restructuring expenses. These decreases were partially offset by increases of $9.2 million in legal settlement, $1.6 million in communications and technology expenses, $3.6 million in general and administrative expenses, $0.7 million in purchased intangible amortization, and $2.6 million in depreciation and amortization.
Employee Compensation and Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Employee compensation and benefits	$23,763	$28,885	$76,771	$81,700
As a percentage of net revenue	32.9%	22.5%	25.9%	24.6%
Employee compensation and benefits for the three months ended September 30, 2016 decreased $5.1 million, or 17.7%, compared to the three months ended September 30, 2015. Employee compensation and benefits for the nine months ended September 30, 2016 decreased $4.9 million, or 6.0%, compared to the nine months ended September 30, 2015. The decreases were primarily due to the restructuring actions taken in 2015 to reduce headcount following the City Index acquisition.
Referral fees

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Referral fees	$15,228	$28,607	$53,444	$84,724
As a percentage of net revenue	21.1%	22.3%	18.1%	25.5%

Referral fees for the three months ended September 30, 2016 decreased $13.4 million, or 46.8%, compared to the three months ended September 30, 2015. Referral fees for the nine months ended September 30, 2016 decreased $31.3 million, or 36.9%, compared to the nine months ended September 30, 2015. These decreases resulted from our focus on terminating unprofitable partner relationships and, to a lesser extent, renegotiating ongoing partner agreements.

Trading expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Trading expenses	$6,878	$8,959	$23,072	$24,053
As a percentage of net revenue	9.5%	7.0%	7.8%	7.2%
Trading expenses for the three months ended September 30, 2016 decreased $2.1 million, or 23.2%, compared to the three months ended September 30, 2015. Trading expenses for the nine months ended September 30, 2016 decreased $1.0 million, or 4.1%, compared to the nine months ended September 30, 2015. The decreases were primarily related to the wind down of our sales trader business.
Communications and technology

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Communications and technology	$4,786	$5,565	$15,749	$14,158
As a percentage of net revenue	6.6%	4.3%	5.3%	4.3%
Communications and technology expenses for the three months ended September 30, 2016 decreased $0.8 million, or 14.0%, compared to the three months ended September 30, 2015. The decrease was primarily related to the renegotiation of vendor agreements.
Communications and technology expenses for the nine months ended September 30, 2016 increased $1.6 million, or 11.2%, compared to the nine months ended September 30, 2015. The increase was primarily due to the timing of our efforts to renegotiate vendor agreements following the acquisition of City Index in 2015.
General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
General and administrative	$12,817	$16,754	$43,882	$40,270
As a percentage of net revenue	17.7%	13.1%	14.8%	12.1%
General and administrative expenses for the three months ended September 30, 2016 decreased $3.9 million, or 23.5%, compared to the three months ended September 30, 2015. The decrease was due to a reduction in vendor payments, a reduction in rent following the closure of certain duplicative offices and a reduction in bank fees. General and administrative expenses for the nine months ended September 30, 2016 increased $3.6 million, or 9.0%, compared to the nine months ended September 30, 2015. The increase was primarily due to the timing of these cost reduction measures following the acquisition of City Index.

Selling and Marketing Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Selling and marketing	$5,268	$7,422	$18,512	$20,395
As a percentage of net revenue	7.3%	5.8%	6.3%	6.1%

Selling and marketing expense for the three months ended September 30, 2016 decreased $2.2 million, or 29.0%, compared to the three months ended September 30, 2015. Selling and marketing expense for the nine months ended September 30, 2016 decreased $1.9 million, or 9.2%, compared to the nine months ended September 30, 2015. The decreases were primarily related to a reduction in marketing spend while we focused on integration activities, partially offset by increased costs incurred to support additional brands following the acquisition of City Index.
Purchased Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Purchased intangible amortization	$3,639	$4,280	$11,404	$10,688
As a percentage of net revenue	5.0%	3.3%	3.9%	3.2%
Purchased intangible amortization for the three months ended September 30, 2016 decreased $0.6 million compared to the three months ended September 30, 2015. The decrease was primarily related to the full amortization of the GFT acquisition in the fourth quarter of 2015.
Purchased intangible amortization for the nine months ended September 30, 2016 increased $0.7 million compared to the nine months ended September 30, 2015. The increase was primarily from the amortization of intangible assets acquired as part of the City Index transaction, partially offset by the full amortization of the GFT acquisition in the fourth quarter of 2015.
Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Depreciation and amortization	$3,498	$2,925	$10,210	$7,638
As a percentage of net revenue	4.8%	2.3%	3.4%	2.3%
Depreciation and amortization increased $0.6 million, or 19.6%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Depreciation and amortization increased $2.6 million, or 33.7%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increases resulted primarily from depreciation of property and equipment acquired in the City Index acquisition in the second quarter of 2015.
Bad Debt Provision

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Bad debt provision	$193	$1,794	$1,954	$6,354
As a percentage of net revenue	0.3%	1.4%	0.7%	1.9%
Bad debt provision decreased $1.6 million, or 89.2%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was primarily due to fewer customer accounts being considered uncollectible during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, during which a small number of customers experienced negative balances that remained outstanding as of the end of such period.
Bad debt provision decreased $4.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was primarily related to the $2.5 million in negative balances experienced by certain of our customers in the nine months ended September 30, 2015 following actions taken by the Swiss National Bank in January 2015.

Acquisition Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Acquisition expenses	$—	$232	$—	$2,711
As a percentage of net revenue	—%	0.2%	—%	0.8%
There were no acquisition expenses for the three and nine months ending September 30, 2016, as compared to $0.2 million and $2.7 million for the three and nine months ending September 30, 2015. Acquisition expenses are costs directly attributable to the City Index acquisition in 2015, primarily consisting of legal, accounting and other professional advisory fees.
Restructuring Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Restructuring expenses	$286	$—	$1,089	$1,935
As a percentage of net revenue	0.4%	—%	0.4%	0.6%
Restructuring expenses were $0.3 million and $1.1 million for the three and nine months ending September 30, 2016, respectively, as compared to $0.0 million and $1.9 million for the three and nine months ending September 30, 2015. Restructuring expenses include severance payments and related expenses that arose in connection with headcount reductions relating to our ongoing integration of City Index.
Integration Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Integration expenses	$610	$10,700	$2,466	$23,073
As a percentage of net revenue	0.8%	8.4%	0.8%	6.9%
Integration expenses were $0.6 million and $2.5 million for the three and nine months ending September 30, 2016, respectively, as compared to $10.7 million and $23.1 million for the three and nine months ending September 30, 2015. Integration expenses relate to acquisition-related activity, primarily accelerated amortization of assets, employee relocation costs and retention payments to employees.
Legal Settlement

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Legal Settlement	$(207)	$—	$9,205	$—
As a percentage of net revenue	(0.3)%	—%	3.1%	—%

On April 28, 2016, we entered into a settlement agreement with the claimants in the Cameron Farley Ltd. matter discussed below in "Part II - Other Information - Item 1. Legal Proceedings". Pursuant to the terms of the settlement agreement, we agreed to make a one-time settlement payment in exchange for a full and final settlement of all claims. The settlement amount, net of anticipated insurance recoveries, totaled approximately $9.4 million. For the three months ended September 30, 2016, the Company recognized an additional insurance recovery in the amount of $0.2 million, bringing the total settlement net of anticipated insurance recoveries to $9.2 million.
Interest on long term borrowings

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Interest on long term borrowings	$2,620	$2,570	$7,772	$6,626
As a percentage of net revenue	3.6%	2.0%	2.6%	2.0%
Interest paid on long term borrowings was $2.6 million and $2.6 million for the three months ended September 30, 2016 and three months ended September 30, 2015, respectively. Interest paid on long term borrowings was $7.8 million and $6.6 million for the nine months ended September 30, 2016 and nine months ended September 30, 2015, respectively. Interest on long-term borrowings consists of interest expense on our 4.125% Convertible Senior Notes due 2018, issued in November 2013, and our 4.125% Convertible Senior Notes due 2020, issued in April 2015 in connection with the City Index acquisition.
Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)		(amounts in thousands)
	2016	2015	2016	2015
Income tax (benefit)/expense	$(3,206)	$7,862	$4,166	$7,568
Effective Tax Rate	44.8%	83.5%	20.3%	92.0%
Income tax expense decreased by $11.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Income tax expense decreased by $3.4 million for the nine months ended September 30, 2016 compared to nine months ended September 30, 2015. Our effective tax rates for the three months ended September 30, 2016 and three months ended September 30, 2015 were 44.8% and 83.5% respectively. Our effective tax rates for the nine months ended September 30, 2016 and nine months ended September 30, 2015 were 20.3% and 92.0%, respectively. The change in effective tax was due to the overall decrease in net income, as well as a greater proportion of profits being recognized in jurisdictions with comparatively lower tax rates.

Segment Results - Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Retail Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$52,703	$107,680	$238,778	$268,615

Employee compensation and benefits	14,424	18,439	48,023	51,014
Selling and marketing	5,006	7,230	17,766	19,556
Referral fees	11,245	23,960	41,546	72,575
Other operating expenses	15,553	24,353	57,181	56,270
Segment profit	$6,475	$33,698	$74,262	$69,200

Retail segment net revenue decreased $55.0 million, or 51.1%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The decrease was primarily related to a decrease in retail trading volume and in revenue per million due to difficult market conditions during the third quarter of 2016. Retail segment net revenue decreased $29.8 million, or 11.1%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The decrease was primarily related to a decrease in trading volume, partially offset by an increase in revenue per million.

Employee compensation and benefits expenses for the retail segment decreased $4.0 million, or 21.8%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Employee compensation and benefits expenses for the retail segment decreased $3.0 million, or 5.9%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The decreases were primarily due to a reduction in our estimated annual employee incentive compensation costs based on actual results for the nine months ended September 30, 2016, as well as the headcount reductions effected in the third and fourth quarters of 2015.

Selling and marketing expense for the retail segment decreased $2.2 million, or 30.8%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Selling and marketing expense for the retail segment decreased $1.8 million, or 9.2%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The decrease was primarily due a reduction in marketing spend while we focused on integration activities, partially offset by increased costs incurred to support additional brands following the acquisition of City Index.

Referral fees for the retail segment decreased $12.7 million, or 53.1%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Referral fees for the retail segment decreased $31.0 million, or 42.8%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. These decreases resulted from our focus on terminating unprofitable partner relationships and, to a lesser extent, renegotiating ongoing partner agreements.

Other operating expenses for the retail segment decreased $8.8 million, or 36.1%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The decrease was due to a reduction in vendor payments, a reduction in rent following the closure of certain duplicative offices and a reduction in bank fees. Other operating expenses for the retail segment increased $0.9 million, or 1.6%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase was primarily due to increased general and administrative expenses from the expansion of our business following the acquisition of City Index, partially offset by a reduction in vendor payments, a reduction in rent following the closure of certain duplicative offices and a reduction in bank fees.

Other operating expenses for the retail segment include general and administrative expenses, communication and technology expenses and trading expenses.

Institutional Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$6,924	$8,716	$21,525	$27,715

Employee compensation and benefits	3,466	3,945	10,130	12,205
Selling and marketing	27	29	68	138
Other operating expenses	2,403	2,364	7,362	7,373
Segment profit	$1,028	$2,378	$3,965	$7,999

Institutional segment net revenue decreased $1.8 million, or 20.6%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Institutional segment net revenue decreased $6.2 million, or 22.3%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The decreases primarily resulted from a decrease in volume in our non-platform institutional trading services and shifts in trading volume on our GTX platform towards lower margin transactions, partially offset by an increase in ECN trading volume.

Employee compensation and benefits expenses for the institutional segment decreased $0.5 million, or 12.1%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Employee compensation and benefits expenses for the institutional segment decreased $2.1 million, or 17.0%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The decreases were primarily due to a decrease in commissions paid to employees as a result of the decreases in revenue.

Selling and marketing expenses for the institutional segment remained flat for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, and for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

Other operating expenses for the institutional segment remained flat for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, and for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Other operating expenses from the institutional segment include general and administrative expenses, communication and technology expenses and trading expenses.

Futures Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$12,531	$12,483	$37,591	$34,897

Employee compensation and benefits	3,265	2,999	9,362	8,234
Selling and marketing	245	163	688	701
Referral fees	3,983	4,647	11,898	12,148
Other operating expenses	3,674	3,629	11,503	10,560
Segment profit	$1,364	$1,045	$4,140	$3,254

Futures segment net revenue remained flat, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Futures segment net revenue increased $2.7 million, or 7.7%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase was primarily due to an increase in revenue per traded contract in 2016.

Employee compensation and benefits expenses for the futures segment increased $0.3 million, or 8.9%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Employee compensation and benefits expenses for the futures segment increased $1.1 million, or 13.7%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increases were primarily due to additional commissions paid to employees as a result of the increase in revenue.

Selling and marketing expenses for the futures segment remained flat, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, and for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

Referral fees for the futures segment decreased $0.7 million, or 14.3%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Referral fees for the futures segment decreased $0.3 million, or 2.1%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The decreases were primarily due to a decrease in indirect futures business.

Other operating expenses for the futures segment remained flat, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Other operating expenses for the futures segment increased $0.9 million, or 8.9%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase was primarily due to an increase in trading expenses. Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses and trading expenses.

Corporate and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Other revenue	$70	$(499)	$(1,824)	$(3,016)

Employee compensation and benefits	2,607	3,502	9,255	10,247
Other operating expenses	3,040	2,995	8,605	8,132
Loss	$(5,577)	$(6,996)	$(19,684)	$(21,395)

Corporate and other revenue increased $0.6 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Corporate and other revenue increased $1.2 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increases were largely due to changes in foreign currency revaluations.

Employee compensation and benefits expenses for employees not attributed to any of our operating segments, such as our executive officers, decreased $0.9 million, or 25.6%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Employee compensation and benefits expenses decreased $1.0 million, or 9.7%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The decreases were primarily due to a reduction in our estimated annual employee incentive compensation costs based on actual results for the nine months ended September 30, 2016.

Other operating expenses not attributed to any of our operating segments remained flat for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Other operating expenses not attributed to any of our operating segments increased $0.5 million, or 5.8%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase was primarily due to an increase in professional fees.

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
As a holding company, nearly all of our funds from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. The following table shows the amount of cash held by our operating subsidiaries outside the United States and the amount of undistributed earnings (amounts in millions) at September 30, 2016:

Entity Name	Cash	Undistributed Earnings
GAIN Capital-Forex.com U.K., Ltd.	$26.8	$39.9
Forex.com Japan Co., Ltd.	56.1	—
GAIN Capital-Forex.com Hong Kong, Ltd.	4.5	—
GAIN Capital Forex.com Australia, Pty. Ltd.	2.9	—
Trade Facts Ltd.	1.2	3.3
GAIN Capital-Forex.com Canada Ltd.	7.1	—
GAIN Global Markets, Inc.	0.5	—

GAIN Capital UK, Ltd.	455.1	19.1
GAIN Capital Singapore Pte. Ltd.	31.6	—
GAIN Capital Australia Pty Ltd.	22.9	0.2
Faraday Research LLP	0.5	0.6
GTX Bermuda Ltd.	12.3	11.6
Gain Global Markets Bermuda, Ltd.	23.9	—
Total	$645.4	$74.7
At September 30, 2016, we had approximately $74.7 million of undistributed earnings of our foreign subsidiaries indefinitely invested outside the United States. In connection with the previously announced restatement of our financial statements for the years ended December 31, 2014 and 2013 and certain quarters of 2015, we took a charge for U.S. taxes that would arise if $48.3 million of these earnings were repatriated to the United States. The remaining earnings are indefinitely invested outside the United States and are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. If the remaining earnings had been repatriated into the United States as of September 30, 2016, in the form of dividends or otherwise, the Company would have been subject to additional income taxes of approximately $6.3 million.
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

The following table illustrates the regulatory capital requirements or charges that our subsidiaries were required to maintain as of September 30, 2016 and the actual amounts of capital that were maintained on that date (amounts in millions):

	Capital Requirements/	Capital Levels	Excess Net
Entity Name	Charges (1)	Maintained	Capital
GAIN Capital Group, LLC	$29.2	$42.3	$13.1
GAIN Capital-Forex.com U.K., Ltd.	7.6	39.9	32.3
GAIN Capital Japan Co., Ltd.	1.5	10.0	8.5
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	4.3	2.4
GAIN Capital Forex.com Australia, Pty. Ltd.	0.8	1.5	0.7
Trade Facts, Ltd.	0.7	3.1	2.4
GAIN Capital-Forex.com Canada Ltd.	0.4	1.4	1.0
GAIN Capital Securities, Inc.	0.1	0.4	0.3
GAIN Global Markets, Inc.	0.3	0.3	—
Gain Capital UK, Ltd.	72.3	167.3	95.0
Gain Capital Singapore Pte, Ltd.	0.6	8.8	8.2
Gain Capital Australia Pty Ltd.	0.8	4.0	3.2
Global Assets Advisors, LLC	0.1	1.9	1.8
Gain Capital Payments Ltd.	0.7	0.7	—
Total	$117.0	$285.9	$168.9

(1) Relates to regulatory capital requirements or charges, depending upon regulatory jurisdiction.

Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC, is subject to CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirement Sections 11 and 12. Under applicable provisions of these regulations, GAIN Capital Group, LLC is required to maintain adjusted net capital of the greater of (a) $1.0 million or 8% of Customer and Non-Customer Maintenance Margin, or (b) $20 million, plus 5% of all liabilities owed to customers and to eligible contract participant counterparties that are not an affiliate of the Forex Dealer Member and are not acting as a dealer exceeding $10 million, plus 10% of all liabilities the Forex Dealer Member owes to eligible contract participant counterparties acting as a dealer that are not an affiliate of the Forex Dealer Member. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. Our current assets primarily consist of cash and cash equivalents reported on our balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. Our total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against net assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. Our net capital and adjusted net capital changes from day to day. As of September 30, 2016, GAIN Capital Group, LLC had net capital of approximately $42.3 million and net capital requirements of $29.2 million. As of September 30, 2016, the excess net capital of GAIN Capital Group, LLC was $13.1 million. We believe that we currently have sufficient capital to satisfy these on-going regulatory capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GAIN Capital Group, LLC's net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

GAIN Capital Forex.com U.K. Ltd., or GCUK1, GAIN Capital UK Limited, or GCUK2, and Trade Facts, Ltd., or Trade Facts, all three together, the U.K. Entities, are all registered in the U.K. and are regulated by the Financial Conduct Authority in respect of their trading activity. The U.K. Entities are required to comply with relevant U.K. and E.U. legislation. In addition they must comply with the rules and guidance contained in the FCA Handbook of rules and guidance, or FCA Handbook.
GCUK1 is regulated by the FCA, as a full scope €730k IFPRU Investment Firm. GCUK1 is required to maintain the greater of approximately $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. At September 30, 2016, GCUK1 maintained $32.3 million more than the applicable regulatory capital charges for a total of 5.3 times such amount and at all times maintained compliance with all applicable regulations.

GCUK2 is regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK2 is required to maintain the greater of approximately $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. At September 30, 2016, GCUK2 maintained $95.0 million more than the applicable regulatory capital charges for a total of 2.3 times such amount and at all times maintained compliance with all applicable regulations.

Effective from January 1, 2016, the FCA has introduced the addition of a capital conservation buffer and a countercyclical capital buffer in line with the requirements set out in Capital Requirements Directive, or CRD IV, Article 160 Transitional Provisions for Capital Buffers. This will require all firms to maintain an additional buffer on top of the regulatory capital requirements. The required amount of buffer, which is a percentage of the firm’s common equity tier 1 capital against the total risk exposure amount, will increase during a transitional period from January 1, 2016 to December 31, 2018. During that period, the minimum common equity tier 1 capital ratio requirement will increase from 5.125% to 7%. At September 30, 2016, the common equity tier 1 capital ratios of GCUK1 and GCUK2 were well in excess of the regulatory capital requirements.

Trade Facts is regulated by the FCA as a BIPRU Limited License Firm. Trade Facts is required to maintain a base financial resources requirement of approximately $0.1 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or fixed overhead requirement. At September 30, 2016, Trade Facts maintained $2.4 million more than the applicable regulatory capital charge for a total of 4.4 times such amount and at all times maintained compliance with all applicable regulations.

In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. A number of significant provisions contained in the law affect, or will affect once implementing regulations are adopted by the appropriate federal agencies, our business.  Among other things, the Dodd-Frank Act provides for additional regulation of swaps and security-based swaps, including some types of foreign exchange and metals derivatives in which we engage. The Dodd-Frank Act requires the registration of swap dealers and swap execution facilities with the CFTC and imposes significant regulatory requirements on swap dealers and swap execution facilities. Effective February 27, 2013, GAIN GTX, LLC, became provisionally registered with the CFTC and NFA as a swap dealer. Effective May 2016, GTX SEF, LLC became permanently registered with the CFTC as a swap execution facility. Certain of our other subsidiaries may be required to register, or may register voluntarily, as swap dealers and/or swap execution facilities. Swap dealers and swap execution facilities are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including adherence to risk management policies, supervisory procedures, trade record and real time reporting requirements as well as proposed rules for new regulatory capital requirements. The specific parameters of these swap dealer and swap execution facility requirements are being developed by the CFTC and other regulators. The full impact of the regulation on GAIN GTX, LLC, GTX SEF, LLC and any other of our subsidiaries that register as a swap dealer and/or swap execution facility remains unclear. It is likely, however, that these entities will face increased costs due to the registration and regulatory requirements listed above. Complying with the proposed regulation of swap dealers and swap execution facilities could require us to restructure our businesses, require extensive systems changes, require personnel changes or raise additional potential liabilities and regulatory oversight. Compliance with swap-related regulatory capital requirements may require us to devote more capital to our GTX business. The increased costs associated with compliance, and the changes that will be required in our OTC and clearing businesses, may adversely impact our results of operations, cash flows, or financial condition.
We are required to maintain cash on deposit with our liquidity providers in order to conduct our hedging activities. As of September 30, 2016, we had posted $52.3 million with liquidity providers, which reflected a change in the presentation of cash and equivalents, cash and securities held for customers, and receivables from brokers in the Consolidated Balance Sheet for the period ended September 30, 2016 that is discussed in Note 2 to our Condensed Consolidated Financial Statements included in this report. As of September 30, 2016, total client assets were $1.1 billion compared to $920.6 million as of December 31, 2015, an increase of $134.0 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from our clients’ open positions.
The table set forth below provides information regarding our total available liquidity as of September 30, 2016 and as of December 31, 2015.

(amounts in millions)	As of September 30, 2016	As of December 31, 2015
Cash and cash equivalents	$235.7	$171.9
Receivable from brokers(1)	52.3	121.2
Less: Regulatory capital requirements/ charges(2)	(117.0)	(114.5)
Liquidity	$171.0	$178.6

(1)	Reflects cash that would be received from brokers following the close-out of all open positions.

(2)	Relates to regulatory capital requirements or capital charges, depending upon regulatory jurisdiction.

Cash and cash equivalents are highly liquid investments having a maturity of three months or less. Free cash available is a non-GAAP financial measure of the cash that is available for use in our business operations and assists the Company in analyzing our ability to fund our operations and grow through additional acquisitions.  This non-GAAP financial measure has certain limitations, including that it does not have a standardized meaning and, therefore, our definition may be different from similar non-GAAP financial measures used by other companies and/or analysts. Thus, it may be more difficult to compare our free cash available calculations to those of other companies. We believe our reporting of free cash available assists investors in evaluating our operating performance. However, because free cash available is not calculated in accordance with GAAP, such measure should be considered in addition to, but not as a substitute for, other measures calculated in accordance with GAAP, such as cash and cash equivalents.

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
The notes bear interest at a fixed rate of 4.125% per year, payable semiannually in arrears on June 1 and December 1 of each year, commenced on June 1, 2014. The semi-annual interest payment on the notes will equal approximately $1.7 million, payable in June and December. The notes are convertible into cash, shares of our common stock, or a combination thereof, at our election, subject to certain limitations. The notes will mature on December 1, 2018, unless earlier converted, redeemed or repurchased. We may not redeem the notes prior to December 1, 2016. During the nine months ended September 30, 2016, the Company repurchased $1.9 million in principal amount of the convertible senior notes due in 2018, for an aggregate purchase price of $1.7 million.
As part of the consideration for our acquisition of City Index, we have issued 4.125% unsecured convertible senior notes with an aggregate principal amount of $60 million. These notes bear interest at a fixed rate of 4.125% per year, payable semiannually in arrears on April 1 and October 1 of each year. The notes are convertible into cash, shares of our common stock, or a combination thereof, at our election, subject to certain limitations. The notes will mature on April 1, 2020, unless earlier converted, redeemed or repurchased. We may not redeem the notes until the two year period prior to the maturity date of the notes.

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes and the convertible senior notes issued in connection with our acquisition of City Index) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and was reflected as a liability in our Condensed Consolidated Balance Sheet in an amount equal to the fair value, which, as of September 30, 2016 and December 31, 2015, was $123.5 million and $121.7 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our stockholders’ equity on our Condensed Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of September 30, 2016 and December 31, 2015, was $27.4 million and $27.5 million, respectively. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our Consolidated Income Statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the debt discount and the notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
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
Cash Flow
The following table sets forth a summary of our cash flow for the nine months ended September 30, 2016 and the nine months ended September 30, 2015 (amounts in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$100,784	$75,414
Net cash used for investing activities	(17,375)	(9,547)
Net cash used for financing activities	(14,263)	(20,106)
Effect of exchange rate changes on cash and cash equivalents	(5,295)	1,576
Increase in cash and cash equivalents	$63,851	$47,337
Cash provided by operating activities was $100.8 million for the nine months ended September 30, 2016, compared to cash provided by operating activities of $75.4 million for the nine months ended September 30, 2015.
For the nine months ended September 30, 2016, receivables from brokers reduced $68.4 million of operating cash as opposed to $50.9 million provided to operating cash in the nine months ended September 30, 2015. In addition, net income contributed $16.3 million for the nine months ended September 30, 2016, compared to a reduction in operating cash of $0.7 million for the nine months ended September 30, 2015. Finally, cash outflows for accrued compensation were $1.1 million for the nine months ended September 30, 2016, as compared to $10.9 million for the nine months ended September 30, 2015.
Cash used for investing activities was $17.4 million for the nine months ended September 30, 2016, compared to $9.5 million for the nine months ended September 30, 2015. The increase was primarily due to increased purchases of property and equipment.
Cash used for financing activities was $14.3 million for the nine months ended September 30, 2016, compared to cash used for financing activities of $20.1 million for the nine months ended September 30, 2015. The reduction in cash used was primarily due to a deferred payment for the acquisition of GFT in 2015, with no similar expenditures in 2016, partially offset by the purchase of treasury shares and the repurchase of convertible notes in 2016, with no similar expenditures in 2015.
Capital Expenditures
Capital expenditures were $17.4 million for the nine months ended September 30, 2016, compared to $13.9 million for the nine months ended September 30, 2015. Capital expenditures for both periods primarily related to improvements and updates to our trading platforms and websites, including the continued build out of the trading platforms acquired as part of the City Index acquisition.
Contractual Obligations
For the nine months ended September 30, 2016, there were no significant changes to our vendor or operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended on May 2, 2016.
Off-Balance-Sheet Arrangements
At September 30, 2016 and December 31, 2015, we did not have any off-balance-sheet arrangements.
Critical Accounting Policies and Estimates
Our Unaudited Condensed Consolidated Financial Statements and accompanying notes have been prepared in accordance with GAAP and are applied on a consistent basis. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on the information currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.
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

The expected volatility was calculated based upon the volatility of public financial services companies, or companies in similar industries. The average risk free rate is based upon the five year U.S. bond rate converted to a continuously compounded interest rate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our Consolidated Financial Statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customers' cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, in money market funds that invest in short-term U.S. government securities and in United States and Canadian Imperial Bank of Commerce treasury bills. The interest rates earned on these deposits and investments affect our interest revenue. Based on the prevailing interest rates at September 30, 2016, an immediate 100 basis point increase in short-term interest rates would result in approximately $10.8 million more in annual pretax income.
Foreign Currency Exposures
Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our earnings and assets. Entities that have assets and liabilities denominated in currencies other than the primary economic environment in which the entity operates are subject to re-translation.
We monitor our exchange rate exposure and liquidate or enter into offsetting positions to reduce our exposure. We do not currently take proprietary directional market positions.
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
Credit Risk

Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. While we are able to closely monitor each customer’s exposure, it does not guarantee our ability to eliminate negative customer account balances prior to an adverse currency price change or other market events, such as the extreme volatility in the Swiss franc following the SNB market event in January 2015. Changes in market conditions or unforeseen extreme market events could result in our customers experiencing losses in excess of the funds they have deposited with us.  In such an event, we may not be able to recover the negative client equity from our customers, which could materially adversely affect our results of operations.  In addition, if we cannot recover funds from our customers, we may nonetheless be required to fund positions we hold with our liquidity providers or other third parties and, in such an event, our available funds may not be sufficient to meet our obligations to these third parties, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade if the market price of our position declines. Accordingly, accurate and efficient management of our net exposure is a high priority. As such, we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by currency pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of September 30, 2016, we maintained capital levels of $285.9 million, which represented approximately 2.4 times the capital we were required to hold under applicable regulations.
Cash Liquidity Risk
In normal conditions, our market making business of providing online forex trading and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currency pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with several financial institutions offering prime brokerage services across a variety of products, some on exchanges and some OTC. We believe that these relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trade volumes when needed in varying market conditions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds. Collateral on deposit was $54.9 million and $133.7 million at September 30, 2016 and December 31, 2015, respectively.
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
Regulatory Capital Risk
Various domestic and foreign government bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified regulatory capital requirements in our operating subsidiaries. If not properly monitored or adjusted, our regulatory capital levels could fall below the required amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to imposing partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These requirements may increase or decrease from time to time as required by regulatory authorities. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, which we intend to maintain going forward. In addition, we monitor regulatory developments regarding capital requirements so that we may be prepared for increases in the required regulatory capital that may occur from time to time in the future.
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
In light of this material weakness in internal control over financial reporting, the CEO and CFO have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were not effective to ensure that information the Company is required to disclose in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, or reported, within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Remediation Plan
Since identifying the material weakness in our internal control over financial reporting discussed above, the Company’s management has implemented formal preventive and detective controls requiring the enhanced review of the accounting for and tax treatment of intercompany payables and receivables, particularly those between domestic and overseas subsidiaries. The Company has also added new personnel to its tax team specializing in tax provision work, and continues to review resource requirements and capabilities in its finance team to determine whether roles and responsibilities need to be realigned and/or new personnel added. The Company has also engaged a new external tax advisor to advise on provision work and is reviewing its other external service providers. Management is currently assessing the operating effectiveness of these new and enhanced preventive and detective controls.
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the Remediation Plan described above.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For the nine months ended September 30, 2016, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2015, as amended on May 2, 2016. The following supplements and amends those discussions.

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
(a) Unregistered Sales of Equity Securities

None.
(b) Purchase of Equity Securities by the Issuer

The following table presents information regarding our purchases of common stock in the nine months ended September 30, 2016:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2016-January 31, 2016	190,000	$7.00	190,000	$2,106,089
February 1, 2016-February 29, 2016	200,000	$6.94	200,000	$8,528,167
March 1, 2016-March 31, 2016	110,000	$7.36	110,000	$14,903,590
April 1, 2016-April 30, 2016	251,924	$6.66	251,924	$13,220,906
May 1, 2016-May 31, 2016	24,000	$6.86	24,000	$13,055,887
June 1, 2016-June 30, 2016	—	$—	—	$—
July 1, 2016-July 31, 2016	—	$—	—	$—
August 1, 2016-August 31, 2016	—	$—	—	$—
September 1, 2016-September 30, 2016	—	$—	—	$—
(1) On May 16, 2011, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $10.0 million for the purchase of the Company’s common stock. On May 6, 2013, the Company announced that the Board of Directors approved to increase the total amount available for the purchase of the Company's common stock by $15.0 million. On May 3, 2016, the Company's Board of Directors approved to increase the total amount available for the purchase of the Company's common stock by an additional $15.0 million, including amounts allocable to certain prior purchases made in March, April and May 2016. On November 3, 2016, the Company announced that its Board of Directors had increased the total amount available for the repurchase of the Company’s common stock under the Company’s share repurchase plan to $30.0 million.
(2) Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2016	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2016	/s/ Nigel Rose
Nigel Rose
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.