Form 10-K
period 2016-12-31
GAIN Capital Holdings, Inc.
filed 2017-03-15
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016, was approximately $239 million.
As of March 1, 2017, the registrant had 48,232,068 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year is incorporated by reference into Part III of this Form 10-K.

GAIN Capital Holdings, Inc.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

PART I

FORWARD-LOOKING INFORMATION

In this Annual Report on Form 10-K, the words “GAIN,” the “Company,” “our,” “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. GAIN’s fiscal year ended on December 31, 2016.

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
OVERVIEW

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. Our retail, institutional and futures segments service customers in more than 180 countries worldwide, and we conduct business from our offices in Bedminster, New Jersey; Jersey City, New Jersey; London, England; Cornwall, England; Chicago, Illinois; Powell, Ohio; Tokyo, Japan; Sydney, Australia; Beijing, China; Shanghai, China; Pembroke, Bermuda; Hong Kong, Dubai, U.A.E. and Singapore.
We offer our customers access to a diverse range of over 12,500 financial products, including spot foreign exchange, or forex, and precious metals trading, as well as “contracts for difference”, or CFDs, which are investment products with returns linked to the performance of underlying assets. We offer CFDs on currencies, commodities, indices, individual equities, bonds and interest rate products. We also support trading of exchange-traded futures and options on futures on more than 30 global exchanges. In the United Kingdom, we offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment for residents of that country.
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

We operate our business in three segments. Through our retail segment, we provide our retail customers around the world with access to a diverse range of global financial markets, including spot forex, precious metals, spread bets and CFDs on commodities, indices, individual equities and interest rate products, as well OTC options on forex. Our institutional segment provides agency execution services and electronic access to spot and forward foreign exchange and precious metals markets via our Electronic Communications Network (ECN), GTX. Our futures segment offers execution and risk management services for exchange-traded futures and futures options on major U.S. and European futures and options exchanges. Each of our operating segments is discussed in more detail below. For financial information regarding our segments, please see Note 21 to our audited consolidated financial statements included in this Annual Report.

As a global provider of online trading services, our results of operations are impacted by a number of external factors, including market volatility, competition, the regulatory environment in the various jurisdictions and markets in which we operate and the financial condition of the retail and institutional customers to whom we provide our services. These factors are not the only factors that impacted our results of operations for the most recent fiscal period, and additional or other factors may impact, or have different degrees of impact, on our results of operations in future periods.

The following table sets forth the key financial data and operating metrics for our business:

	Key Financial Data
	(in millions)
	Year Ended December 31,
	2016	2015	2014	2013	2012
Net Revenue	$411.8	$435.3	$369.2	$267.7	$151.8
Net income applicable to Gain Capital Holdings, Inc.	$35.3	$10.3	$24.9	$28.1	$2.6
Adjusted net income(1)	$45.1	$34.3	$30.9	$29.8	$4.3

	Key Operating Metrics
	(Unaudited)
	Year Ended December 31,
	2016	2015	2014	2013	2012
Retail
OTC Trading Volume (billions)	$2,822.0	$3,985.8	$2,430.5	$1,796.7	$1,303.4
OTC Average Daily Volume (billions)	$10.9	$15.4	$9.4	$6.9	$5.0

Active OTC Accounts(2)	129,036	146,977	94,895	98,696	60,219
Client Assets (millions)	$945.5	$920.6	$759.6	$739.3	$446.3

Institutional
Volume (billions)	$2,960.1	$2,671.9	$3,183.7	$2,599.6	$1,493.8
Average Daily Volume (billions)	$11.4	$10.3	$12.7	$10	$5.7

Futures
Futures Contracts(3)	8,304,376	8,623,392	7,027,008	5,386,383	1,507,425
Futures Average Daily Contracts	32,954	34,356	28,108	21,460	18,383.2

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

For financial information by geographic area, please see Note 21 to our audited consolidated financial statements included in this Annual Report.

Growth Strategies

We intend to grow our business and increase our profitability principally by employing the following growth strategies:

•	Continue to enhance our proprietary trading platforms and innovative trading tools in our retail, institutional and futures segments in order to attract customers and increase our market share;

•
Strategically expand our operations and customer base through business acquisitions, investments and partnerships, such as our purchase of the entire issued and outstanding share capital of City Index (Holdings) Limited ("City Index"), subsequently renamed as Gain Capital Holdings Ltd, a global online trading firm specializing in CFDs, forex and spread betting, which we completed on April 1, 2015;

•	Expand our product offerings in order to facilitate clients' trading of our wide range of financial products and to generate more revenue per customer; and

•	Identify and enter high-growth markets in order to expand our presence globally in markets where we believe there are large revenue opportunities.
Our Retail Segment

Our retail segment represented 80.3% of our net revenue for the year ended December 31, 2016. We conduct our retail business primarily through our FOREX.com and City Index brands. As of December 31, 2016, we had 144,946 funded retail accounts.

We provide our retail customers around the world with access to a diverse range of 12,500 global financial markets, including spot forex and precious metals trading, as well as “contracts for difference”, or CFDs, which are investment products with returns linked to the performance of underlying assets. We offer CFDs on currencies, commodities, indices, individual equities, bonds and interest rate products. In the United Kingdom, we offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment to residents of that country. We offer these products under the diverse regulatory environments in which we operate. For example, because of U.S. regulations, neither we, nor our subsidiaries, offer CFDs or spread bets in the United States or to U.S. residents.

We seek to attract and support our customers through direct and indirect channels. Our primary direct channels for our retail segment are our Internet websites, FOREX.com and Cityindex.com, which are available in multiple languages, including English, Chinese, Japanese, German and Arabic. Our indirect channel includes our relationships with introducing brokers, who solicit customers on our behalf, and white label partners, who offer our trading services to their customers under their own brand. Total retail trading volume sourced through direct and indirect channels was 56% and 44%, respectively, for the year ended December 31, 2016.

Our retail segment also includes Trade Facts, Ltd., or Trade Facts (formerly known as Galvan Research & Trading, Ltd.), which we acquired in 2014. Trade Facts, along with its subsidiary, Faraday Research LLP, provides individual investors with professional advice and trading recommendations across a wide range of markets, including forex, individual equities, equity indices and other market sectors.

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

In 2016, we generated approximately 82.0% of our retail segment trading volume from customers outside the United States. For a discussion of the risks associated with our retail segment operations outside the United States, please see "Item 1A. Risk Factors."

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
In this regard, we have longstanding relationships with a large number of institutional liquidity providers, as well as access to multiple liquidity venues, which we believe allow us to offer our customers superior liquidity and more competitive pricing with tighter bid/offer spreads than many of our competitors. In addition, we have developed a proprietary pricing engine that electronically aggregates quotes from our liquidity sources based on the midpoint price between the available “best bid” and “best offer.” This proprietary technology enables us to update our prices, on average three times a second for each market we offer, helping to ensure that our prices accurately reflect current market price levels. Our proprietary technology also enables us to provide our customers with high-speed trade execution. In 2016, we handled over 13 million trade requests through FOREX.com's proprietary platform and executed 99.9% of trades in less than one second, with an average execution speed of 0.05 seconds. We have established a set of standards we use to measure execution quality for FOREX.com, and we publish execution statistics on a monthly basis. The FOREX.com execution scorecard, which is available on our website, demonstrates our ability to provide fast, accurate trade executions, as well as our commitment to transparency in our business. We believe we are the only firm in our industry to voluntarily publish a monthly execution scorecard with the level of detail that we provide.
Automated customer onboarding and account management
We have developed proprietary technology to automate or otherwise facilitate operational functions that are core to our business and that we believe are important to our ability to deliver a superior customer experience. This includes a highly automated account opening and customer verification process, fast online account funding and withdrawals with a wide variety of automated payment methods, and on-demand delivery of customer information, such as account statements and other account-related reporting. We also offer account opening and funding functions on our mobile trading applications in order to provide a superior experience to the large number of customers who trade primarily through their mobile devices. Given the highly regulated and global nature of our business, these processes are customized to each regulatory jurisdiction in which we operate, and are further tailored to customer needs and preferences in specific countries in order to make it easier for clients in these countries to open accounts with us and then to fund and trade in those accounts. As a result, we have experienced a strong success at acquiring clients from countries in the world where we do not have a local office.

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

In addition, we actively monitor and assesses various market factors, including volatility and liquidity, and takes steps to address identified risks, such as proactively adjusting required customer margin (both initial and maintenance). For example, on January 15, 2015, the Swiss National Bank, or SNB, unexpectedly announced that it would move interest rates to -0.75% and abandon the 1.20 floor for EUR/CHF that it had previously maintained. The announcement led to unprecedented volatility in the Swiss franc, which negatively impacted many market participants. However, as part of our ordinary course risk management process, we had identified significant risk relating to EUR/CHF products and had increased client margin requirements to 5% well in advance, which mitigated the risk of negative client equity in the event the price floor was abandoned.

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
Our typical self-directed customer is generally comfortable making trading decisions and is specifically interested in trading leveraged products, which generally have a higher risk/reward profile. For the year ended December 31, 2016, self-directed customers represented approximately 99.0% of our retail trading volume.
The intermediaries engaged by our managed account customers, which we refer to as authorized traders, include professional money managers, which trade a significant amount of aggregated customer funds, and individuals that trade for a small number of customer accounts. For the year ended December 31, 2016, managed account customers collectively represented approximately 1.0% of our retail trading volume.

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
One of our principal lead-generation tools is to offer prospective customers access to free registered practice trading accounts for a 30-day trial period. From a prospective customer’s point of view, we believe the registered practice trading account serves two important functions. First, it allows the prospective customer to evaluate our trading platform, tools and services. Second, for less experienced traders, it serves as an educational tool, providing the prospective customers with the opportunity to try trading in a risk-free environment, without committing any capital. During this trial period, our customer service team is available to assist and educate the prospective customers.
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

Competition
The market for our retail services is rapidly evolving and highly competitive. Our competitors vary by region in terms of regulatory status, breadth of product offering, size and geographic scope of operations. Our main competitors during 2016 can be categorized as follows:

•
Regulated Forex Firms such as OANDA Corporation and Forex Capital Markets LLC. Like us, these firms have also expanded globally over the past several years, and we considered them to be a competitors in the United States during 2016, as well as in several of our key international markets. In February 2017, Forex Capital Markets LLC was required to cease offering its services in the United States by the Commodities Futures Trading Commission and we acquired substantially all of the company's U.S.-domiciled customers. For more information, please see Note 23 to our audited consolidated financial statements included in this Annual Report.

•
Global Multi-Asset Trading Firms, including firms such as Interactive Brokers, IG Group Holdings plc and CMC Group. These firms generally offer a broad set of asset classes and earn a significant percentage of their revenue from CFDs, forex and other exchange-traded products.

Our Institutional Segment

Through our institutional segment, we provide agency execution services and electronic access to spot and forward foreign exchange and precious metals markets via our ECN, GTX. We also offer high touch services through a team of institutional sales and trading employees. For the year ended December 31, 2016, our institutional segment represented 7.0% of our net revenue.

In contrast to our retail segment, in our institutional segment, we primarily act as agent between the principals to the transactions that are executed, do not assume any market or credit risk and earn commissions or commission equivalents (markup/markdown). Our institutional segment also facilitates client orders through riskless principal trades.

Electronic Execution Services

Through our GTX platform, we provide deep liquidity in spot and forward foreign exchange and precious metals to buy-side and sell-side firms, including banks, brokers, hedge funds, Commodity Trading Advisors and asset managers. GTX’s unique centrally-cleared prime brokerage model supports true peer-to-peer trading capabilities, meaning every GTX client has an opportunity to add market liquidity to the venue by posting real-time bids and offers, as well as trade on the bid and offers of other participants. For the year ended December 31, 2016, net revenue from our ECN business represented 68% of the net revenue of our institutional segment.

Our GTX Direct offering, a component of our ECN business, allows experienced traders who meet certain qualifications, but do not have a credit line with a prime broker, access to the liquidity of the GTX platform. Through GTX Direct, our clients deposit collateral with us and we make trades through the GTX trading platform on our clients’ behalf, earning a commission for each trade.

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
Nearly all of our revenue from institutional sales and trading consists of commissions derived from transaction execution services for institutional clients, conducted on an agency basis, as well as commission-equivalents generated on riskless principal transactions. Over the past several years we have built up this business primarily through a focus on client service and an expansion of our sales and trading team. For the year ended December 31, 2016, net revenue from our institutional sales and trading business represented 32% of the net revenue of our institutional segment.

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

GTX competes with other firms offering electronic trading platforms, such as Nex Group, formerly ICAP, through its EBS offering; Thomson Reuters; Currenex, owned by State Street Bank; Hotspot, a subsidiary of CBOE Holdings, Inc.; Integral Development Corp.; and others.

Our Futures Segment

Our futures segment offers execution and related services for exchange-traded futures and futures options on major U.S. and European exchanges. We offer futures services through our regulated FCM, GAIN Capital Group, LLC ("GCGL"). In 2014, we expanded our futures business by acquiring a majority interest in Global Asset Advisors, LLC ("GAA"), a Chicago-based futures brokerage firm that markets to and services clients through Daniels Trading, an online futures brokerage targeting retail and professional traders. At the same time, we also acquired a majority interest in Top Third Ag Marketing, LLC ("TT"), which uses options-based hedging strategies to help clients manage the risks of agricultural production.
Revenue in our futures segment is primarily generated through commissions earned on futures and futures options trades. Our futures segment represented 11.5% of our net revenue for the year ended December 31, 2016.

Advanced Trading Platform

As with our retail segment, our futures segment seeks to provide customers with an enhanced customer experience through our proprietary trading platform. We have invested in high-speed connectivity to over 30 global electronic exchanges to deliver streaming quotes and high-speed executions. Our GAIN Trader platform (previously known as OEC Trader) is an easy-to-use electronic trading platform that offers users access to a full suite of trading tools. These include charting tools, custom alerts and indicators that allow customers to trade and monitor activity through a single charting window, as well as automated trading and risk management tools. Our futures segment also provides Trade Desk Manager, a broker version of our GAIN Trader platform that is designed to provide brokers with information and tools to manage their customers' accounts. We also license a white label version of our GAIN Trader platform to select third parties.

Risk Management
In our futures segment, we are exposed to the risk that if an adverse market move related to a client’s position occurs and we are unable to collect a margin call in a timely manner, in such a case the client account may incur a loss, resulting in a debit balance. If a client account were to incur a loss resulting in a debit balance and we were unable to collect the debit balance from our client, we would incur a bad debt expense, which could have a material adverse effect on our results of operations. In recognition of this risk, we monitor all client accounts in near real time and have employed multiple risk mitigation measures to help ensure that our client accounts are properly margined at all times.

Sales and Marketing

As with our other segments, we seek to acquire customers as cost-efficiently as possible. Sales leads are generated through seminars, online advertising and other media.

Our futures segment customers are sourced directly through dedicated sales staff at GCGL, GAA and TT. These sales teams focus on a variety of sectors and provide differentiated services to our customers.

Additionally, our futures segment is introduced to customers indirectly through a network of introducing brokers.

Competition

Our futures segment competes for both wholesale introducing business and direct client business. At the wholesale level, we attract partners who are interested in white labeling our proprietary software. In this regard, our primary competitors are the limited number of FCMs that own and operate proprietary technology, including R.J. O'Brien, Rosenthal Collins Group, Interactive Brokers and ADM Investor Services.

With the acquisition of GAA and Top Third, we also have a sizable and growing direct client business in our futures segment. This business is primarily focused on individual retail speculators and agricultural clients seeking to hedge commodity price exposure. The majority of our competitors in the commodity hedging space are small, privately held firms like Allendale, Advance Trading and Roach Ag Marketing, although we compete with larger firms, such as Interactive Brokers, with respect to individual retail speculators.

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

We use a variety of service marks that have been registered with the U.S. Patent and Trademark Office, including: GAIN Capital (registered service mark), FOREX.com GAIN Capital Group (registered service mark), Forex Insider (registered service mark), ForexTrader (registered service mark), FOREX.com (registered service mark), It’s Your World. Trade It. (registered service mark), GAIN Capital Futures (registered service mark), GAIN Futures, OEC (registered service mark). We also have registered trademarks covering our City Index brand name and logo in a variety of jurisdictions, including the United Kingdom, European Union and China, and have pending applications in a number of other jurisdictions, including Australia, Malaysia and Singapore.

Regulation

Overview
Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the United States, the United Kingdom (through which we have accessed regulatory passport rights to operate in a number of European Economic Area jurisdictions), Japan, Australia, Hong Kong, Canada, Singapore and the Cayman Islands. Government regulators and self-regulatory organizations oversee the conduct of our business in many ways, and several perform regular examinations to monitor our compliance with applicable statutes, regulations and rules. These statutes, regulations and rules cover all aspects of our business, including:

•	sales and marketing activities, including our interaction with, and solicitation of, customers;

•	trading practices, including the types of products and services we may offer;

•	the methods by which customers can fund accounts with us;

•	treatment of customer assets, including custody, control, safekeeping and, in certain countries, segregation of our customer funds and securities;

•	maintaining specified minimum amounts of capital and limiting withdrawals of funds from our regulated operating subsidiaries;

•	continuing education requirements for our employees;

•	anti-money laundering practices;

•	recordkeeping and reporting; and

•	supervision regarding the conduct of directors, officers and employees.

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

Our exchange-traded futures business, which is carried on by our subsidiary GCGL, is subject to the CFTC Net Capital Rule (Regulation 1.17). Our OTC foreign exchange business, also carried on by our subsidiary GCGL under the Forex.com brand, is subject to the CFTC Net Capital Rule (Regulation 5.7). Under applicable provisions of these regulations, GCGL is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin or $20.0 million plus 5% of all liabilities owed to retail customers exceeding $10.0 million, plus 10% of all liabilities owed to eligible contract participant counterparties acting as a dealer that are not an affiliate. In addition, Gain Capital Group, LLC is subject to Regulation 1.17(c)(5) which requires the company to reduce net capital by various haircut charges including, but not limited to haircut for uncovered foreign currency balances, haircut for securities, as well as charges for under margined commodity futures and commodity options accounts. At December 31, 2016, GCGL maintained $19.5 million more than the required minimum regulatory capital for a total of 1.7 times the required capital.

In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. A number of significant provisions contained in the law affect, or will affect once implementing regulations are adopted by the appropriate federal agencies, our business. Specifically, the Dodd-Frank Act includes:

•	rules that, beginning in October 2010, require us to ensure that our customers residing in the United States have accounts open only with our NFA-member operating entity, GCGL;

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

The Dodd-Frank Act also provides for additional regulation of swaps and security-based swaps, including some types of foreign exchange and metals derivatives in which we engage. The Dodd-Frank Act requires the registration of swap dealers with the CFTC and imposes significant regulatory requirements on swap dealers and swap execution facilities. Effective February 27, 2013, GAIN GTX, LLC, became provisionally registered with the CFTC and NFA as a swap dealer. Effective June 2016, GTX SEF, LLC became permanently registered with the CFTC as a swap execution facility, replacing the temporary registration previously granted in April 2014. Certain of our other subsidiaries may be required to register, or may register voluntarily, as swap dealers and/or swap execution facilities.

Swap dealers and swap execution facilities are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including adherence to risk management policies, supervisory procedures, trade record and real time reporting requirements, as well as proposed rules for new minimum capital requirements. GAIN GTX, LLC and GTX SEF, LLC have faced, and may continue to face, increased costs due to the registration and regulatory requirements listed above, as may any other of our subsidiaries that register as a swap dealer and/or swap execution facility. In particular, the CFTC has proposed rules that would require a swap-dealer to maintain regulatory capital of at least $20 million. Compliance with this or other swap-related regulatory capital requirements may require us to devote more capital to our GTX business or otherwise restructure our operations, such as by combining our GTX business with other regulated subsidiaries that must also satisfy regulatory capital requirements. The increased costs associated with compliance, and the changes that will be required in our OTC and clearing businesses, may adversely impact our results of operations, cash flows or financial condition.

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

United Kingdom Regulation

GAIN Capital-Forex.com U.K. Ltd. ("GCUK1"), GAIN Capital UK Ltd. ("GCUK2") and Trade Facts, which we collectively refer to as the U.K. Entities, are all registered in the U.K. and are regulated by the Financial Conduct Authority in respect of their activities. The U.K. Entities are required to comply with relevant U.K. and E.U. legislation. In addition they must comply with the rules and guidance contained in the FCA Handbook of Rules and Guidance, or FCA Handbook.

GCUK1, is regulated by the FCA, as a full scope €730k IFPRU Investment Firm. GCUK1 is required to maintain the greater of approximately $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. At December 31, 2016, GCUK1 maintained $23.5 million more than the minimum required regulatory capital for a total of 4.7 times the required capital. Following the successful integration of City Index in the UK, GCUK1 no longer has any clients and is no longer trading. It is currently in the process of deregistering its license with FCA. Until that time, GCUK1 will maintain its regulatory capital in line with applicable requirements.

GCUK2, is regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK2 is required to maintain the greater of approximately $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. At December 31, 2016, GCUK2 maintained $87.5 million more than the minimum required regulatory capital for a total of 2.2 times the required capital.

Gain Capital Payments Ltd is regulated in the U.K by the FCA as an Authorized Payments Institution and is authorized to carry out payment services under the Payment Services Regulations 2009. The minimum regulatory capital required is defined as the greater of either (i) approximately $0.1 million (€125,000) or (ii) requirements determined by the ‘overhead scalar approach’. At December 31, 2016, Gain Capital Payments Limited maintained the minimum required regulatory capital.

Effective on January 1, 2016, the FCA required regulated firms to add a capital conservation buffer and a countercyclical capital buffer in line with the requirements set out in Capital Requirements Directive, or CRD IV, Article 160 Transitional Provisions for Capital Buffers. These rules require all firms to maintain an additional capital buffer on top of the otherwise applicable minimum capital requirements. The amount of buffer, which is expressed as a percentage of the firm’s common equity tier 1 capital against the total risk exposure amount, will be phased in during a transitional period from January 1, 2016 to December 31, 2018. During that period, the minimum common equity tier 1 ("CET1") capital ratio requirement will increase from 5.125% to 5.75% in 2017 then to 7.0% in 2019. GCUK2 maintains a CET1 ratio significantly above the minimum requirement and, given the nature of our U.K. regulated firms' activities, the effect of the countercyclical buffer is expected to be negligible.

Trade Facts is regulated by the FCA as a BIPRU Limited License Firm. Trade Facts is required to maintain a base financial resources requirement of approximately $0.1 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or fixed overhead requirement. At December 31, 2016, Trade Facts maintained $3.1 million more than the minimum required regulatory capital for a total of 7.2 times the required capital.

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

•	have adequate organizational arrangements in place to minimize the risk that client money may be paid for the account of a client whose money has not yet been received by us;

•	undertake daily internal and external client money reconciliations; and

•	appoint an individual who is responsible for Client Asset Sourcebook, or CASS, oversight.

Anti-Money Laundering and Sanctions

As in the U.S., we are subject to statutory and regulatory requirements concerning our relationships with customers and the review and monitoring of their transactions. Specifically, the U.K. Entities are subject to ongoing customer due diligence, or CDD, obligations under the Money Laundering Regulations 2007, or MLR, and the FCA Handbook.

The prescribed CDD measures require the U.K. Entities to (i) verify customer identity and understand the nature and purpose of the proposed relationship on the basis of documents, data or information obtained from a reliable and independent source and (ii) review and monitor their customer’s transactions and activities. The U.K. Entities are required to determine the extent of CDD measures required for each customer on a risk sensitive basis depending on the type of customer, business relationship, product or transaction and we must be able to demonstrate that such measures are appropriate in view of the risks of money laundering and terrorist financing. Our procedures are based on the Joint Money Laundering Group’s Guidance for the UK Financial Sector, which provides guidance to firms for the determination of appropriate CDD measures.

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

•
comply with the risk management requirements for OTC bilateral derivatives, including portfolio reconciliation, portfolio compression, record keeping, dispute resolution and margining (these requirements began to be phased in starting in September 2016); and

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

We are required to offer to a retail client or transact for them only those products that are deemed appropriate for their knowledge, experience and other circumstances. If the retail client demands a product that has been assessed as inappropriate for the retail client’s circumstances by us, we may offer that product to the client but we are required to give the retail client a warning that the product is inappropriate to its circumstances. We are not required to undertake this analysis for professional clients as we are entitled to assume that a professional client has the necessary knowledge and experience in order to understand the risks involved in relation to the particular products or services for which he has been classified as a professional client.

MiFID II

MiFID I applied in the UK from November 2007 but has been recast into a new directive, the Markets in Financial Instruments Directive II (Directive 2014/65/EU), or MiFID II, and a new regulation, the Markets in Financial Instruments Regulation (Regulation 600/2014), or MiFIR. The changes implemented by MiFID II and MiFIR were set to take effect from January 3, 2017, but the implementation has been delayed until January 3, 2018.

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

Packaged Retail and Insurance-based Investment Products (PRIIPs)

Regulation 1286/486 on key information documents for packaged retail and insurance-based investment products, or the PRIIPs Regulation, will apply in the UK from January 1, 2018, reflecting a delay from the original implementation date of December 31, 2016. From the implementation date, the U.K. Entities will need to comply with the new regime set out in the PRIIPs Regulation in relation to PRIIPS that they manufacture, advise on or sell to retail clients. The FCA regards derivatives (including options, futures, and contracts for differences) as falling within the definition of a PRIIP. The new regime will require us to provide retail clients with a standardized key information document, or KID, in good time before any transaction in derivatives is concluded or for transactions concluded by distance communications, after the transaction has taken place, but only if it is not possible to provide the KID in advance and the client consents.

FCA Consultation Paper CP16/40

In December 2016, the FCA issued a consultation paper, referred to as CP16/40, that includes a number of proposed changes to the regulatory requirements relating to companies, such as GCUK2, that offer CFDs and spread bets. These proposed requirements include enhanced risk disclosures, a ban on offering account bonuses or similar promotional incentives to clients, mandatory margin close-out levels for retail clients and limitations on the leverage that may be offered to clients, with the limitations varying based on whether the clients are classified as experienced or inexperienced using criteria identified by the FCA. The comment period for CP16/40 expires in March 2017 and we cannot currently predict which, if any, of the proposed changes will be implemented.

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

Japan
Gain Capital Japan Co., Ltd., or GC Japan, is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency, or FSA, in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 140%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GC Japan’s market, counterparty credit risk and operational risk. At December 31, 2016, GC Japan maintained $7.0 million more than the minimum required regulatory capital for a total of 5.7 times the required capital.

Australia
GAIN Capital Forex.com Australia, Pty. Ltd., or GCAU1, is regulated under the laws of Australia, including the Corporations
Act 2001 (Commonwealth of Australia). The Australian Securities and Investments Commission, or ASIC, is the corporate, markets and financial services regulator in Australia responsible for administering aspects of the Corporations Act 2001. GCAU1 holds an Australian Financial Services License that has been issued by ASIC. GCAU1 is required to maintain a minimum capital requirement of approximately $0.7 million (1.0 million AUD). The regulatory capital held is required to be in excess of 110% of its requirements at all times. At December 31, 2016, GCAU1 maintained $1.8 million more than the minimum required regulatory capital for a total of 3.6 times the required capital.

Gain Capital Australia Pty Ltd, or GCAU2 is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). The ASIC is the corporate, markets and financial services regulator in Australia responsible for administering aspects of the Corporations Act 2001. GCAU2 holds an Australian Financial Services License that has been issued by ASIC. GCAU2 is required to maintain a minimum capital requirement of approximately $0.7 million (1.0 million AUD). The regulatory capital held is required to be in excess of 110% of its requirements at all times. At December 31, 2016, GCAU2 maintained $3.4 million more than the minimum required regulatory capital for a total of 5.9 times the required capital.

Effective January 31, 2014, ASIC increased the Net Tangible Assets (NTA) requirement, as part of RG166: Licensing: Financial Requirements, for OTC derivative issuers.  ASIC requires retail OTC derivative issuers to have at all times the greater of approximately $0.7 million (1.0 million AUD) or 10% of average revenue on hand at all times.  RG166 outlines that, at the minimum, 50% of the NTA requirement is required to be held in cash or cash equivalents and 50% in liquid assets.  OTC derivative issuers must report to ASIC if their NTA falls below 110% of the requirement within 3 business days after becoming aware of the event.

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

Hong Kong
GAIN Capital - Forex.com Hong Kong, Ltd., or GCHK, is licensed by the Securities and Futures Commission, or SFC, to carry out Type 3 Regulated Activity, Leveraged Foreign Exchange Trading. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of the higher of approximately $1.9 million or the sum of 1.5% of its aggregate gross foreign currency position and 5% of its adjusted liabilities and clients’ margin calculated in accordance with applicable rules. At December 31, 2016, GCHK maintained $1.6 million more than the minimum required regulatory capital for a total of 1.8 times the required capital.

Cayman Islands
GAIN Global Markets, Inc., or GGMI, our Cayman Island subsidiary, is a registered securities arranger with the Cayman Islands Monetary Authority, or CIMA. GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or approximately $0.1 million. At December 31, 2016, GGMI maintained $1.2 million more than the minimum required regulatory capital for a total of 13.0 times the required capital.

Canada
GAIN Capital - Forex.com Canada, Ltd., or GCCA, is a Dealer Member of the Investment Industry Regulatory Organization of Canada, or IIROC, and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory, but generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission, or OSC. GCCA is required to maintain risk-adjusted capital in excess of the minimum capital requirement. At December 31, 2016, GCCA maintained $1.2 million more than the minimum required regulatory capital for a total of 7.0 times the required capital.

Singapore

Gain Capital Singapore Pte Ltd (“GCS”) is registered by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of Capital Market Services License. GCS is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap 289). Under these rules GCS is required to maintain a minimum base capital of approximately $0.3 million (1.0 million SGD) and Financial Resources in excess of 120% of the total risk requirements, which is calculated as the sum of operational, counterparty, large exposure and market risk at all times. At December 31, 2016, GCS maintained $8.5 million more than the required minimum regulatory capital for a total of 29.3 times the required capital.

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

Employees

As of December 31, 2016, we had 741 employees. None of our employees are covered by collective bargaining agreements.

Corporate Information

We were incorporated in Delaware in October 1999 as GAIN Capital, Inc. Our principal executive offices are located at Bedminster One, 135 Route 202/206, Bedminster, New Jersey 07921. We operate our trading risk management and most administrative services out of our Bedminster, New Jersey; Jersey City, New Jersey; London, England; Cornwall, England;

Chicago, Illinois; Powell, Ohio; Tokyo, Japan; Sydney, Australia; Beijing, China; Shanghai, China; Pembroke, Bermuda; Hong Kong, Dubai, U.A.E. and Singapore. A complete list of our subsidiaries can be found in Exhibit 21.1 to this Annual Report.

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

Like other financial services firms, our business and profitability are directly affected by elements that are beyond our control, such as economic and political conditions, broad trends in business and finance, changes in the volume of market transactions, changes in supply and demand for currencies, movements in currency exchange rates, changes in the financial strength of market participants, legislative and regulatory changes, changes in the markets in which such transactions occur, changes in how such transactions are processed and disruptions due to terrorism, war or extreme weather events. Any one or more of these factors, or other factors, may adversely affect our business and results of operations and cash flows. A weakness in equity markets could result in reduced trading activity by our customers and, therefore, could have a material adverse effect on our business, financial condition and results of operations and cash flows. As a result, period-to-period comparisons of our operating results may not be meaningful and our future operating results may be subject to significant fluctuations or declines.

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

All of the risks that pertain to our trading activities in the forex market also apply to our CFDs, spread bets, OTC currency derivatives and gold and silver spot trading products and any other products we may offer in the future. These risks include market risk, counterparty risk, liquidity risk, technology risk, third-party risk and risk of human error. In addition, unexpected events can occur that can result in great financial loss to us, including our inability to effectively integrate new products into our existing trading platforms or our failure to properly manage the market risks associated with making markets for new products. The profit margins for these products may not be similar to the profit margins we have realized with respect to forex trading.

In our futures segment, we are also exposed to debit/deficit risk with our clients for exchange-traded futures and options on futures. If an adverse market move related to a client’s position occurs and we are unable to collect a margin call in a timely manner, the client account may incur a loss, resulting in a debit balance. If a client account were to incur a loss resulting in a debit balance and we were unable to collect the debit balance from our client, we would incur a bad debt expense, which could have a material adverse effect on our results of operations.

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

Many aspects of our business involve risks that expose us to potential liability under federal, state and local laws, both in the U.S. and in the other jurisdictions in which we operate, as well as the rules and enforcement efforts of our regulators and self-regulatory organizations worldwide. These risks include, among others, disputes over trade terms with customers and other market participants, customer losses resulting from system delay or failure and customer claims that we or our employees executed unauthorized transactions, made materially false or misleading statements or lost or diverted customer assets in our custody. We may also be subject to regulatory investigation and enforcement actions seeking to impose significant fines or other sanctions, which in turn could trigger civil litigation for our previous operations that may be deemed to have violated applicable rules and regulations in one or more jurisdictions.

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

In addition, employee errors, including mistakes in executing, recording or reporting transactions for customers, may cause us to enter into transactions that customers disavow and refuse to settle. Employee errors expose us to the risk of material losses until the errors are detected and the transactions are unwound or reversed. The risk of employee error or miscommunication may be greater for products that are new or have non-standardized terms. Further, such errors may be more likely to occur following any acquisitions during the integration of or migration from technological systems. Misconduct by our employees or former employees could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It may not be possible to detect or deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Our employees may also commit good faith errors that could subject us to financial claims for negligence or otherwise, as well as regulatory actions.

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

In 2016, we generated approximately 82.0% of our retail segment trading volume from customers outside the United States. Expanding our business in new markets is an important part of our growth strategy. Due to certain cultural, regulatory and other challenges relevant to those markets, however, we may be at a competitive disadvantage in those regions relative to local firms or to international firms that have a well-established local presence. These challenges include:

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

Regulatory changes in the jurisdictions in which we operate may disrupt our operations or require us to comply with additional regulatory requirements.

Recently, the legislative and regulatory environment in which we operate has undergone significant changes, and U.S. and foreign regulators have expressed their intention to review existing regulation in a number of areas. For example, in December 2016, the FCA in the United Kingdom proposed changes to the regulatory requirements relating to companies, such as GCUK2, that offer CFDs and spread bets, including enhanced risk disclosures, a ban on offering account bonuses or similar promotional incentives to clients, mandatory margin close-out levels for retail clients and limitations on the leverage that may be offered to clients based on whether the clients are classified as experienced or inexperienced using criteria identified by the FCA. In addition, the regulators in a number of other European countries, such as France and Belgium, have adopted rules and regulations that prohibit or limit offering, advertising and promoting leveraged derivative products such as CFDs, and other regulators may follow suit. Our ability to expand our presence in various jurisdictions throughout the world will depend on the nature of future changes to the regulatory environment and our ability to continue to comply with evolving requirements. Any of these new regulatory developments, alone or in combination, could have a material adverse effect on our business and profitability.

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

For the year ended December 31, 2016, although a majority of our retail trading volume was attributable to customers resident in a jurisdiction where we or our white label partners are licensed, regulated or deal with customers cross-border in a manner that we believe does not require us to be regulated in that jurisdiction, a portion of our retail trading volume was attributable to customers in jurisdictions in which we or our white label partners are not currently licensed or authorized by the local government or applicable self-regulatory organization. We determine the nature and extent of services we can offer and the manner in which we conduct our business in the various jurisdictions in which we serve customers based on a variety of factors, including legal advice received from local counsel, our review of applicable U.S. and local laws and regulations and, in some cases, our discussions with local regulators. In cases in which we operate in jurisdictions based on local legal advice, we are exposed to the risk that our legal and regulatory analysis is subsequently determined by a local regulatory agency or other authority to be incorrect and that we have not been in compliance with local laws or regulations, including local licensing or authorization requirements, and to the risk that the regulatory environment in a jurisdiction may change, including in a circumstance where laws or regulations or licensing or authorization requirements that previously were not enforced become subject to enforcement.

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

Our regulators have stringent rules requiring that we maintain specific minimum levels of regulatory capital in our operating subsidiaries. In the United States, as a Futures Commission Merchant, or FCM, and a Retail Forex Exchange Dealer, or RFED, we are required to maintain adjusted net capital of $20.0 million plus 5.0% of the amount of retail customer liabilities over $10.0 million. On a worldwide basis, as of December 31, 2016, we were required to maintain approximately $113.0 million in minimum capital in the aggregate across all jurisdictions. Regulators continue to evaluate and modify regulatory capital requirements from time to time in response to market events and to improve the stability of the international financial system. Additional revisions to this framework or new capital adequacy rules applicable to us may be proposed and ultimately adopted, which could further increase our minimum capital requirements in the future.

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

Retail Forex customer funds deposited with us in the United States are not permitted to be segregated from our own funds for purposes of applicable CFTC, NFA, bankruptcy or insolvency laws and regulations, meaning such funds may be at risk of default if we were to become insolvent.

Pursuant to CFTC and NFA regulations for our U.S.-regulated subsidiaries, retail forex customer funds deposited with us are not permitted to be segregated from our own funds for purposes of applicable CFTC, NFA, bankruptcy and insolvency laws and regulations. Although we are required to designate and report specific depository accounts as accounts holding assets to cover our obligations to retail forex customers; our customers’ funds may be aggregated with our own for these purposes. In the event we were to become insolvent, our customers may be unable to fully recover the funds they have deposited with us, as they will be among our unsecured creditors, and the extent to which these funds will be entitled to insurance by the Federal Deposit Insurance Corporation is uncertain.

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

We rely on certain third-party computer systems or third-party service and software providers, including trading platforms, back-office systems, Internet service providers, software development partners and communications facilities. For example, for the year ended December 31, 2016, 31.2% of our retail trading volume was derived from trades utilizing the MetaTrader platform, a third-party trading platform we license that is particularly popular in the international retail trading community. Any interruption in these third-party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find an alternative systems or services provider on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

We have relationships with introducing brokers who direct new customers to us and provide marketing and other services for these customers. In certain jurisdictions, we are only able to provide our services through introducing brokers. For the year ended December 31, 2016, approximately 24.6% of our retail trading volume was derived from introducing brokers. Many of our relationships with introducing brokers are nonexclusive or may be terminated by the brokers on short notice. In addition, under our agreements with introducing brokers, they have no obligation to provide us with new customers or minimum levels of transaction volume. Our failure to maintain our relationships with these introducing brokers, the failure of the introducing brokers to provide us with customers or our failure to create new relationships with introducing brokers would result in a loss of revenue, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. To the extent any of our competitors offers more attractive compensation terms to one or more of our introducing brokers, we could lose the brokers’ services or be required to increase the compensation we pay to retain the brokers. In addition, we may agree to set the compensation for one or more introducing brokers at a level where, based on the transaction volume generated by customers directed to us by such brokers, it would have been more economically attractive to seek to acquire the customers directly rather than through the introducing broker.

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

Our common stock is relatively illiquid. As of March 1, 2017, we had 47,754,411 shares of common stock outstanding (excluding shares held by us as treasury stock). The average daily trading volume in our common stock during the 60 calendar days ended March 1, 2017 was approximately 230,160 shares. A more active public market for our common stock may not develop, which could continue to adversely affect the liquidity of our common stock and adversely affect the trading price of our common stock. Moreover, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile than that of other companies or the market as a whole. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in us at a satisfactory price.

Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions, conversion of our 4.125% Convertible Senior Notes due 2018 or our 4.125% Convertible Senior Notes due 2020, or otherwise.

As of December 31, 2016, we had approximately 67.2 million shares of common stock authorized but unissued. As of December 31, 2016, we have reserved an aggregate of 8.7 million shares for issuance under our equity incentive compensation plans (5.8 million to be issued pursuant to future awards and grants under the 2015 Plan, 2.7 million shares that are subject to outstanding grants under the 2010 Plan, and 0.2 million shares to be issued pursuant to the 2011 Employee Stock Purchase Plan). In addition, our 4.125% Convertible Senior Notes due 2018, which were issued in November 2013, are convertible into shares of our common stock, although we may, at our election and subject to certain limitations, choose to settle any conversion by the payment or delivery of cash, shares of our common stock, or a combination thereof. Prior to June 1, 2018, these notes may be converted only upon the occurrence of specified events set forth in the indenture pursuant to which they were issued, while on or after June 1, 2018, holders may convert their notes at any time. Our 4.125% Convertible Senior Notes due 2020, which were issued in April 2015 in connection with our acquisition of City Index, are convertible into shares of our common stock, although we may, at our election and subject to certain limitations, choose to settle any conversion by the payment or delivery of cash, shares of our common stock, or a combination thereof. Prior to October 1, 2019, these notes may be converted only upon the occurrence of specified events set forth in the indenture pursuant to which they were issued, while on or after October 1, 2019, holders may convert their notes at any time. Any common stock that we issue, including under our 2015 Plan, 2011 Employee Stock Purchase Plan or other equity incentive plans that we may adopt in the future, or upon conversion of any of our convertible senior notes will dilute the percentage ownership held by investors who own our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. Our retail, institutional and futures segments service customers in more than 180 countries worldwide, and we conduct business from our offices in Bedminster, New Jersey; Jersey City, New Jersey; London, England; Cornwall, England; Chicago, Illinois; Powell, Ohio; Tokyo, Japan; Sydney, Australia; Beijing, China; Shanghai, China; Pembroke, Bermuda; Hong Kong, Dubai, U.A.E., and Singapore. Our retail segment conducts business in each of these locations, except our locations in Illinois and Ohio, which are focused primarily on our futures segment. Our institutional segment conducts business primarily from our locations in New Jersey and Bermuda, while our corporate segment is primarily located in our corporate headquarters in Bedminster, New Jersey. All of our office space was leased as of December 31, 2016

While we believe that these facilities are adequate to meet our current needs, it may become necessary to secure additional space in the future to accommodate any future growth. We believe that such additional space will be available as needed in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On February 16, 2012, we received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with us and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint has been filed and served on us, the claimants requested, and we agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. On April 28, 2016, the parties entered into a Settlement Agreement in which we agreed to make a one-time settlement payment of $9.2 million, net of insurance recoveries, in exchange for a full and final settlement of all claims.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange under the symbol “GCAP” on December 15, 2010. Prior to that date, there was no established trading market for our common stock. As of March 1, 2017, we estimate that we had approximately 76 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of underlying beneficial stockholders represented by these record holders.

The following table details the high and low closing prices for the common stock as reported by the New York Stock Exchange for the periods indicated.

	2016		2015
Quarter	High	Low	High	Low
First Quarter	$7.61	$6.21	$10.24	$7.98
Second Quarter	$7.03	$6.11	$10.38	$9.29
Third Quarter	$6.97	$6.15	$9.69	$6.98
Fourth Quarter	$7.01	$4.57	$8.41	$7.14

DIVIDEND POLICY
In October 2011, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination by our Board of Directors of the amount. Each quarter since, we have paid a $0.05 per share dividend to holders of our common stock. In November 2016, our Board of Directors approved a change in the dividend policy which increased the dividend to $0.06 per share to holders of our common stock. The latest dividend of $0.06 per share was declared in March 2017 and is payable on March 31, 2017 to stockholders of record on March 28, 2017.
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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

REPURCHASES OF COMMON STOCK

During the year ended December 31, 2016, we repurchased approximately 1.3 million shares of our common stock pursuant to the terms of our approved stock repurchase plan.

			Total	Maximum Number
			Number of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	Total Number		Announced	Yet Be Purchased
	of Shares	Average Price	Plans or	Under the Plans or
Period	Purchased(1)	Paid per Share(1)	Programs(1)	Programs(1)(2)
January 2016	190,000	$7.00	190,000	$2,106,089
February 2016	200,000	6.94	200,000	714,921.07
March 2016	110,000	7.36	110,000	14,903,590
April 2016	251,924	6.66	251,924	13,220,906
May 2016	24,000	6.86	24,000	13,055,887
June 2016	—	—	—	13,055,887
July 2016	—	—	—	13,055,887
August 2016	—	—	—	13,055,887
September 2016	—	—	—	13,055,887
October 2016	—	—	—	13,055,887
November 2016	223,708	6.26	223,708	26,651,524
December 2016	317,737	6.61	317,737	24,545,306

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

STOCK PERFORMANCE GRAPH

The following performance chart assumes an investment of $100 on December 15, 2010 (the date our shares began trading on the NYSE) and compares the change at December 31, 2010 through December 31, 2016 in the market price for our common stock with the Russell 2000 Index, the NASDAQ Composite Index, and a peer group identified by us (the “Selected Peer Group Index”). The Selected Peer Group Index was selected to include publicly-traded companies engaging in one or more of our lines of business.

The Selected Peer Group Index is weighted according to the respective issuer’s stock market capitalization and is comprised of the following companies: BGC Partners, Inc., DST Systems, E*Trade Financial Corporation, FactSet Research Systems, Inc., FXCM, Inc., INTL FCStone Inc., Investment Technology Group, Inc., Knight Capital Group, Inc., Market Axcess Holdings, Inc., and, MSCI, Inc. We have updated the Selected Peer Group to remove Advent Software, Inc., GFIG Group, Inc. and SWS Group, Inc., each of which was included in the Selected Peer Group in our Annual Report on Form 10-K for the year ended December 31, 2015, as the securities of each of those companies are no longer publicly traded.

The comparisons in the graphs below are based on historical data and are not intended to forecast the possible future performance of our common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2016.

Number of
securities remaining
	Number of	Weighted-average	available for future
	securities to be	exercise price	issuance under
	issued upon exercise	of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,392,633	$6.13	4,428,791

ITEM 6. SELECTED FINANCIAL DATA

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, included in this annual report on Form 10-K.

Our historical results of operations are not necessarily indicative of future results.

Selected Consolidated Statement of Income and Comprehensive Income

	(in thousands, except share and per share data)
	Year Ended December 31,
	2016	2015(1)	2014	2013(1)	2012
Consolidated Statement of Income and Comprehensive Income Data:
Net Revenue	$411,825	$435,347	$369,189	$267,691	$151,804
Total operating expense	$354,162	$417,698	$317,592	$222,968	$150,218
Income before income tax expense	$47,242	$8,427	$45,450	$45,490	$1,142
Net Income applicable to GAIN Capital Holdings, Inc.	$35,272	$10,279	$24,877	$28,107	$2,621
Earnings per common share:
Basic	$0.67	$0.22	$0.56	$0.76	$0.08
Diluted	$0.67	$0.22	$0.53	$0.71	$0.07
Weighted average common shares outstanding used in computing earnings per common share
Basic	48,588,917	47,601,979	40,561,644	36,551,246	34,940,800
Diluted	48,785,674	48,379,051	43,214,895	39,632,878	37,880,208
Cash dividends per share	$0.21	$0.20	$0.20	$0.20	$0.20

Selected Consolidated Balance Sheet

	(in thousands unless otherwise stated)
	Year Ended December 31,
	2016	2015(1)	2014	2013(1)	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$234,760	$171,888	$139,351	$39,871	$36,820
Cash and securities held for customers	$945,468	$920,621	$759,559	$739,318	$446,311
Receivables from brokers	$61,096	$121,153	$134,908	$227,630	$89,916
Total assets	$1,430,084	$1,424,559	$1,183,301	$1,112,560	$629,262
Payables to customers	$945,468	$920,621	$759,559	$739,318	$446,311
Convertible senior notes	$124,769	$121,740	$68,367	$65,360	$—
Total shareholders' equity	$294,182	$306,084	$249,920	$226,723	$162,568

(1)	There were material business combinations that occurred in 2013 and 2015, respectively, which impacted the comparability of the amounts shown above. See Note 10 for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto provided under “Item 8. Financial Statements and Supplementary Data” contained elsewhere within this Annual Report on Form 10-K.

Overview

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. Our retail, institutional and futures segments service customers in more than 180 countries worldwide, and we conduct business from our offices in Bedminster, New Jersey; Jersey City, New Jersey; London, England; Cornwall, England; Chicago, Illinois; Powell, Ohio; Tokyo, Japan; Sydney, Australia; Shanghai, China; Pembroke, Bermuda; Hong Kong, Dubai, U.A.E., and Singapore.
We offer our customers access to a diverse range of over 12,500 financial products, including spot foreign exchange, or forex, and precious metals trading, as well as “contracts for difference”, or CFDs, which are investment products with returns linked to the performance of underlying assets. We offer CFDs on currencies, commodities, indices, individual equities, bonds and interest rate products. We also support trading of exchange-traded futures and options on futures on more than 30 global exchanges. In the United Kingdom, we offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment for residents of that country.

We have invested considerable resources over the past 17 years to develop our proprietary trading platforms to provide our customers with advanced price discovery, trade execution and order management functions, while improving our ability to acquire and service our customers efficiently, as well as manage market and credit risk associated with our customer’s trading activity. Today our customers can trade through web-based, downloadable and mobile trading platforms and have access to innovative trading tools to assist them with research and analysis, automated trading and account management.

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

Market Environment and Trading Volatility
Our revenue and operating results may vary significantly from period to period primarily due to movements and trends in the world’s financial markets and to fluctuations in market volatility. As a general rule, our businesses typically benefit from volatility in the markets that we serve, as periods of increased volatility often coincide with higher levels of trading by our clients and a higher volume of transactions. However, periods of extreme volatility may result in significant market dislocations that can also lead clients to reduce their trading activity. In addition, volatility that results in trading within a relatively narrow band of prices may lead to less profitable trading activity. Also, low or extremely high market volatility can adversely affect our ability to profitably manage our net exposure, which represents the unhedged portion of the trading positions we enter into with customers in our retail segment.

Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macroeconomic conditions. Weakness in equity markets, which occurred in much of 2011 and several of the previous years, can result in reduced overall trading activity. The European sovereign debt crisis, which arose in the second quarter of 2010 and continued throughout 2011 and 2012, created economic uncertainty, adversely affecting the equities and other financial markets for much of this period, leading investors to, at times, reduce their trading activity, and also resulted in anomalous and challenging market conditions over several significant periods during 2011 and 2012. Market conditions again became challenging in late 2013 and early 2014, with volatility in several of the major currencies reaching 5-year lows. Overall market conditions in the second half of 2014 and into 2015 broadly improved, although our overall revenue capture in the first half of 2015 was tempered by an early concentration of one-way trading in the Euro/U.S. dollar pair, which required us to hedge more volume with our liquidity providers, as well as unusually adverse trading conditions in indices. Market conditions improved in the second half of 2015, with higher volatility in indices and commodities. Several events in 2016, including the presidential election, entrance of a new administration, Brexit, potential global interest rate hikes, presented the Company with opportunities for growth. While it is difficult to predict volatility, we anticipate these factors to continue to impact the trading market and create an elevated level of volatility in the future.

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

Regulatory Environment
In recent years, the financial markets have experienced a major global regulatory overhaul, as regulators and legislators in the United States and abroad have proposed and, in some instances, adopted, a wide range of regulatory changes that have had a significant effect on the manner in which we operate our businesses. For example, as a result of the Dodd-Frank Act’s requirement that essentially all transactions in commodities be executed on an exchange, after July 15, 2011, we were no longer permitted to offer leveraged spot metal transactions in the United States. In addition, in December 2016, the FCA issued a consultation paper, referred to as CP16/40, that includes a number of proposed changes to the regulatory requirements relating to companies, such as GCUK2, that offer CFDs and spread bets. These proposed requirements include enhanced risk disclosures, a ban on offering account bonuses or similar promotional incentives to clients, mandatory margin close-out levels for retail clients and limitations on the leverage that may be offered to clients, with the limitations varying based on whether the clients are classified as experienced or inexperienced using criteria identified by the FCA.

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

In December 2016, we entered into an agreement with the other members of GAA and TT to acquire an additional 24% of the membership interests of each company, bringing our total ownership interest in each company to 79%.

Trade Facts Acquisition

In July 2014, we closed on our acquisition Galvan Research and Trading Ltd., which has since been renamed Trade Facts, Ltd., or Trade Facts. Trade Facts, along with its subsidiary, Faraday Research LLP, provides individual investors with professional advice and trading recommendations across a wide range of markets, including FX, individual equities, equity indices and other market sectors. The consideration for the acquisition consisted of a cash payment at closing of $9.7 million, as well as an earn-out arrangement under which the sellers may be entitled to additional contingent consideration based upon the acquired businesses achieving certain performance targets in 2014, 2015 and 2016. At the time the acquisition closed, we estimated the acquisition date fair value of the contingent consideration to be $10.5 million. In December 2015, we entered into an agreement with the former owners of Trade Facts to satisfy all remaining obligations under the contingent earn-out arrangement for a one-time payment of $1.5 million, which was paid in early 2016.

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

Retail Segment Revenue

Retail segment revenue is our largest source of revenue. Retail segment revenue is comprised of trading revenue from our retail segment, commission revenue from our advisory business, as well as inactivity fees and interest revenue.

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

For the year ended December 31, 2016, approximately 98% of our average daily retail segment trading volume was either naturally hedged or hedged by us with one of our liquidity providers, which is substantially similar to our average daily retail segment trading volume hedged of approximately 98% and 96% in both 2015 and 2014, respectively. The remaining 2%, 2%, and 4% of our average daily retail segment trading volume in 2016, 2015 and 2014, respectively consisted of our net exposure.

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

In 2015 and earlier periods, we had a retail sales trader business which provided high-touch trading services and execution to high net worth customers. We primarily earned commissions on this trade flow, which we typically hedged fully. In the latter part of 2015, our sales trader business was restructured and integrated into the rest of the retail segment.

Institutional Segment Revenue

Institutional segment revenue consists primarily of revenue from our GTX business, which provides a proprietary trading platform and sales and trading services to institutions, as well as interest revenue. Revenue for our GTX business is generated primarily through commissions on trades executed on the GTX platform. We act as an agent for the trades executed on the GTX platform and, therefore, do not assume any market or credit risk in connection with those transactions. Our institutional segment revenue includes revenue generated by intercompany transactions with other segments/affiliates that are eliminated when calculating our consolidated net revenue. This intercompany revenue totaled approximately $1.2 million for the year ended December 31, 2016.

Futures Segment Revenue

Futures revenue is comprised primarily of commissions earned on futures and futures options trades, as well as interest revenue. We act as an agent for the trading executed in our futures segment and are not exposed to market risk in connection with their activity.

Corporate and Other Revenue

Corporate and other revenue primarily comprises foreign currency translation gains and losses. During the twelve months ended December 31, 2015, corporate and other revenue also included a $6.7 million adjustment to the contingent consideration related to our Trade Facts acquisition. In December 2015, we entered into an agreement with the former owners of Trade Facts to satisfy all remaining obligations under the contingent earn-out arrangement for a one-time payment of $1.5 million, which was paid in early 2016.

Net Interest Revenue
Net interest revenue/expense consists primarily of the revenue generated by our cash and customer cash held by us at banks and on deposit as collateral with our liquidity providers, less interest paid to our customers.

Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term United States government securities or treasury bills. Interest paid to customers varies primarily due to the net value of a customer account. A customer’s net account value equals cash on deposit plus the mark-to-market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $1.1 million for the year ended December 31, 2016, compared to net interest revenue of $0.2 million for the year ended December 31, 2015.

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

Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from the customers that they have introduced.  Our indirect business accounted for 43.5%, 48.4% and 48.7% of retail trading volume in the years ended December 31, 2016, 2015 and 2014, respectively.

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

Purchased Intangible Amortization
Purchased intangible amortization consists of amortization related to intangible assets we acquired in connection with our acquisitions. The principal intangible assets acquired were technology, customer assets and a non-compete agreement. These intangible assets have useful lives ranging from one year to ten years.

Communications and Technology

Communications and technology consists of communications fees, data fees, product development, software and maintenance expenses.

Bad debt provision
Bad debt provision represents the amounts estimated for the uncollectibility of certain outstanding balances during the period.

Restructuring Expenses
In 2016, 2015 and 2014, we incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with ASC 420 Exit or Disposal Cost Obligations and ASC 712 Compensation - Nonretirement Postemployment Benefits.

Acquisition Expenses
In 2015 and 2014, we incurred acquisition-related expenses, which included professional services costs, such as legal, accounting, valuation and other costs specified in ASC 805. These costs are expensed as incurred.

Integration Expenses
In 2016, 2015 and 2014, we incurred integration expenses, which are acquisition-related costs that are incurred while integrating the acquired company into the consolidated group. These costs include retention bonuses paid to employees and the cost of retiring redundant assets.

Impairment of Investment
In 2013, our investment in Kapitall, Inc. became impaired. In 2014, the remaining value of the investment was written off.

Interest Expense on Long-term borrowings
Interest expense on long-term borrowings consists of interest expense on our 4.125% Convertible Senior Notes due 2018, issued in November 2013, and interest expense on our 4.125% Convertible Senior Notes due 2020, issued in April 2015 as part of the consideration for the City Index acquisition.

Non-GAAP Financial Measures

We use free cash available, adjusted net income and adjusted earnings per common share, each of which is a non-GAAP financial measure, to evaluate our business. We believe our reporting of free cash available, adjusted net income and adjusted earnings per share assists investors in evaluating our operating performance. Free cash available, adjusted net income and adjusted earnings per common share are not measures of financial performance calculated in accordance with GAAP. They should be considered in addition to, but not as a substitute for, other measures of our financial performance reported in accordance with GAAP, such as net income and earnings per common share. Below is a discussion and reconciliation of these non-GAAP financial measures.

Free Cash Available
Free cash available is a non-GAAP financial measure and consists of our Cash and cash equivalents, plus our Receivables from banks and brokers, less the minimum regulatory capital requirements applicable to our business. We use this non-GAAP measure to evaluate our ability to continue to fund growth in our business.

Adjusted Net Income and Adjusted Earnings Per Share
Adjusted net income is a non-GAAP financial measure and represents our net income excluding restructuring, acquisition and integration expenses, which include deal-related acquisition costs, such as legal, accounting and valuation expenses, accelerated amortization of trading platforms, gain on extinguishment of debt and other expenses incurred in connection with, or as a result of, merger and acquisition transactions. In addition, adjusted net income excludes the adjustment to the fair value of consideration from the Trade Facts acquisition and the bad debt expense related to the Swiss National Bank event in January 2015. We exclude these items from our adjusted net income and adjusted earnings per share, because we view these as transactions that are not part of our core operations, which we believe to be the most meaningful indicators of the Company's performance.

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

Reconciliation of Non-GAAP Financial Measures

For a reconciliation of free cash available to Cash and cash equivalents, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below. The following table provides a reconciliation of GAAP net income to adjusted net income and adjusted earnings per common share for the restated amounts (amounts in thousands except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net income applicable to GAIN Capital Holdings, Inc.	$35,272	$10,279	$24,877
Add Back, net of tax:
Acquisition expense	—	2,199	2,539
Restructuring	812	2,716	1,680
Integration	1,812	21,510	1,792
Other items(1)	—	—	36
Adjustment to fair value of contingent consideration	—	(4,369)	—
Legal Settlement	7,180	—	—
Bad Debt related to SNB event in January 2015	—	1,950	—
Adjusted net income	$45,076	$34,285	$30,924
Adjusted earnings per common share
Basic	$0.93	$0.72	$0.76
Diluted	$0.92	$0.71	$0.72

(1)    Other items, net of tax include impairment of investment and gain on extinguishment of debt.

Operating Metrics

In addition to the financial measures discussed above, we review various key operating metrics, which are described below, to evaluate the performance of our businesses.

	Key Operating Metrics
	(Unaudited)
	Year Ended December 31,
	2016	2015	2014	2013	2012
Retail
OTC Trading Volume (billions)	$2,822	$3,985.8	$2,430.5	$1,796.7	$1,303.4
OTC Average Daily Volume (billions)	$10.9	$15.4	$9.4	$6.9	$5.0

Active OTC Accounts	129,036	146,977	94,895	98,696	60,219
Client Assets (millions)	$945.5	$920.6	$759.6	$739.3	$446.3

Institutional
Volume (billions)	$2,960.1	$2,671.9	$3,183.7	$2,599.6	$1,493.8
Average Daily Volume (billions)	$11.4	$10.3	$12.7	$10	$5.7

Futures
Futures Contracts	8,304,376	8,623,392	7,027,008	5,386,383	1,507,425
Futures Average Daily Contracts	32,954	34,356	28,108	21,460	18,383.2

OTC Trading Volume
OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by customers in our retail segment. Approximately 48.8% of our overall customer trading volume for the year ended December 31, 2016 was generated in our retail segment, compared to 59.9% for the year ended December 31, 2015.

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

Institutional Volume
Institutional volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by customers in our institutional segment. Approximately 51.2% and 40.1% of our overall customer trading volume for the years ended December 31, 2016 and 2015, respectively, was generated in our institutional segment.

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

For the years ended December 31, 2016 and December 31, 2015, no single retail or institutional customer accounted for more than 3% of our total net revenue.

Results of Operations

During the fourth quarter of 2015, we changed our segment reporting structure to include three operating segments, retail, institutional and futures, rather than a single operating segment as had been previously reported. These operating segments are discussed in more detail below. We also report information relating to general corporate services in a fourth component, corporate and other. See Notes 1 and 21 to our audited consolidated financial statements for additional information.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue (amounts in thousands)

	Year Ended December 31,
	2016	2015
REVENUE:
Retail revenue	$330,744	$347,489
Institutional revenue	29,030	33,773
Futures revenue	47,430	45,427
Other revenue	3,504	8,487
Total non-interest revenue	410,708	435,176
Interest revenue	1,669	1,220
Interest expense	552	1,049
Total net interest revenue	1,117	171
Net Revenue	$411,825	$435,347

Our total net revenue decreased $23.5 million, or 5.4%, for the year ended December 31, 2016, compared to the year ended December 31, 2015.

Retail revenue decreased $16.7 million, or 4.8%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily due to a decrease in trading volume.

Institutional revenue decreased $4.7 million, or 14.0%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease primarily resulted from a decrease in volume in our non-platform institutional trading services and a shift in the mix of trading volume on our GTX platform reflecting an increased percentage of lower revenue-per-contract transactions, partially offset by an increase in ECN trading volume.

Futures revenue increased $2.0 million, or 4.4%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase was primarily due to an increase in revenue per traded contract during the year.

Other revenue decreased $5.0 million, or 58.7%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily due to an adjustment to the recorded amount of contingent consideration relating to our Trade Facts acquisition in 2015, partially offset by an increase in foreign currency revaluation.

Our net interest revenue increased from $0.2 million for the year ended December 31, 2015 to $1.1 million for the year ended December 31, 2016.

Operating Expenses (amounts in thousands)

	Year Ended December 31,
	2016	2015
Total operating expenses (amounts in thousands)	$354,162	$417,698
As a percentage of net revenue	86.0%	95.9%

Our total operating expenses decreased $63.5 million, or 15.2%, for the year ended December 31, 2016, compared to the year ending December 31, 2015, primarily due to our ongoing integration and expense reduction efforts following the City Index acquisition and a reduction in variable costs due to lower trading volume during 2016.

The decrease in operating expenses consisted primarily of decreases of $4.7 million in employee compensation and benefits, $32.8 million in referral fees, $0.8 million in trading expenses, $2.4 million in restructuring expenses, $1.5 million in purchased intangible amortization, $30.3 million in integration expenses, and $3.3 million in bad debt provision, partially offset by an increase of $1.6 million in selling and marketing, $2.8 million in depreciation and amortization and $2.8 million in acquisition expenses.

The changes in expenses are discussed in more detail below.

Employee Compensation and Benefits

	Year Ended December 31,
	2016	2015
Employee compensation and benefits (amounts in thousands)	$101,904	$106,581
As a percentage of net revenue	24.7%	24.5%

Employee compensation and benefits expenses decreased $4.7 million, or 4.4%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily due to the effects of restructuring actions taken in 2015 to reduce headcount following the City Index acquisition.

Selling and Marketing Expenses

	Year Ended December 31,
	2016	2015
Selling and marketing (amounts in thousands)	$28,742	$27,168
As a percentage of net revenue	7.0%	6.2%

Selling and marketing expenses increased $1.6 million, or 5.8%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase was primarily due to increased costs to support our retail brands during the fourth quarter of 2016, partially offset by a reduction in marketing spend in the first three quarters of 2016 while we focused on integration activities.

Referral Fees

	Year Ended December 31,
	2016	2015
Referral fees (amounts in thousands)	$70,752	$103,523
As a percentage of net revenue	17.2%	23.8%

Referral fees decreased $32.8 million, or 31.7%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily due to our focus on terminating unprofitable partner relationships and, to a lesser extent, renegotiating ongoing partner agreements to more favorable terms.

Trading Expenses

	Year Ended December 31,
	2016	2015
Trading expenses (amounts in thousands)	$31,159	$31,914
As a percentage of net revenue	7.6%	7.3%

Trading expenses decreased $0.8 million, or 2.4%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily due to the full-year effect of the wind down of our sales trader business, which was integrated into our retail segment during the course of 2015.

General and Administrative

	Year Ended December 31,
	2016	2015
General and administrative (amounts in thousands)	$55,036	$55,067
As a percentage of net revenue	13.4%	12.6%

General and administrative expense remained relatively flat for the year ended December 31, 2016, compared to the year ended December 31, 2015.

Depreciation and Amortization

	Year Ended December 31,
	2016	2015
Depreciation and amortization (amounts in thousands)	$13,905	$11,111
As a percentage of net revenue	3.4%	2.6%

Depreciation and amortization increased by $2.8 million, or 25.1%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase was primarily due to the depreciation of property and equipment acquired in the City Index acquisition in the second quarter of 2015.

Purchased Intangible Amortization

	Year Ended December 31,
	2016	2015
Purchased intangible amortization (amounts in thousands)	$15,016	$16,550
As a percentage of net revenue	3.6%	3.8%

Purchased intangible amortization decreased $1.5 million, or 9.3%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily due to the full amortization of the GFT acquisition in the fourth quarter of 2015, partially offset by the amortization of intangible assets acquired as part of the City Index transaction.

Communications and Technology

	Year Ended December 31,
	2016	2015
Communications and technology (amounts in thousands)	$20,460	$18,929
As a percentage of net revenue	5.0%	4.3%

Communications and technology expenses increased $1.5 million, or 8.1%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase was primarily due to the inclusion of a full year of communication and technology expenses acquired as part of the City Index transaction in 2015.

Bad debt provision

	Year Ended December 31,
	2016	2015
Bad debt (amounts in thousands)	$4,154	$7,462
As a percentage of net revenue	1.0%	1.7%

Bad debt provision decreased $3.3 million, or 44.3%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily due to the $2.5 million in bad debt which arose in connection with the Swiss National Bank in January 2015.

Restructuring expenses

	Year Ended December 31,
	2016	2015
Restructuring (amounts in thousands)	$1,041	$3,482
As a percentage of net revenue	0.3%	0.8%
Restructuring expenses were $1.0 million and $3.5 million for the years ended December 31, 2016 and December 31, 2015, respectively. The decrease in 2016 was primarily due to the wind down of our restructuring activities from the integration of City Index. Restructuring expenses include severance payments and related expenses that arose in connection with headcount reduction relating to our ongoing integration of City Index.

Integration expenses

	Year Ended December 31,
	2016	2015
Integration (amounts in thousands)	$2,788	$33,092
As a percentage of net revenue	0.7%	7.6%

Integration expenses were $2.8 million and $33.1 million for the years ended December 31, 2016 and December 31, 2015 respectively. In 2016, these expenses consisted of acquisition-related activity, primarily the accelerated amortization of intangible and other assets made redundant as a result of the City Index acquisition, employee relocation costs and retention payments to employees. In the year ended December 31, 2015, these expenses included the accelerated amortization of the trading platform acquired in the GFT transaction which was retired following our acquisition of City Index.

Acquisition expenses

	Year Ended December 31,
	2016	2015
Acquisition expense (amounts in thousands)	$—	$2,819
As a percentage of net revenue	—%	0.6%
The Company did not incur any acquisition expenses for the year ended December 31, 2016. Acquisition expenses were $2.8 million for the year ended December 31, 2015 and arose primarily in connection with the City Index transaction. Acquisition expenses are costs directly attributable to acquisitions, including legal, accounting and other professional advisory fees.

Legal Settlement

	Year Ended December 31,
	2016	2015
Legal Settlement (amounts in thousands)	$9,205	$—
As a percentage of net revenue	2.2%	—%

On April 28, 2016, we entered into a settlement agreement with the claimants in the Cameron Farley Ltd. matter discussed below in "Part II - Other Information - Item 1. Legal Proceedings". Pursuant to the terms of the settlement agreement, we agreed to make a one-time settlement payment in exchange for a full and final settlement of all claims. The settlement amount, net of insurance recoveries, totaled approximately $9.2 million.

Interest on long term borrowings

	Year Ended December 31,
	2016	2015
Interest on long term borrowings (amounts in thousands)	$10,421	$9,222
As a percentage of net revenue	2.5%	2.1%

Interest on long term borrowings was $10.4 million and $9.2 million for the years ended December 31, 2016 and December 31, 2015, respectively. Interest on long-term borrowings consists of interest expense on our 4.125% Convertible Senior Notes due 2018, issued in November 2013, and our 4.125% Convertible Senior Notes due 2020, issued in April 2015 in connection with the City Index transaction. The year ended December 31, 2016 was the first full year of interest expense for the 4.125% Convertible Senior Notes due 2020.

Income Taxes

	Year Ended December 31,
	2016	2015
Income tax expense (amounts in thousands)	$9,768	$(3,512)
Effective tax rate	20.7%	(41.7)%

Income tax expense increased $13.3 million, resulting in a tax expense of $9.8 million for the year ended December 31, 2016, compared to income tax benefit of $3.5 million for the year ended December 31, 2015. Our effective tax rate in the year ended December 31, 2016 was 20.7%. The increase in effective tax rate was primarily due to a change in the mix of earnings from different foreign jurisdictions. See Note 18 to our audited consolidated financial statements for more detail.

Segment Results - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Retail Segment (amounts in thousands)

	Year Ended December 31,
	2016	2015
Net revenue	$336,353	$351,472

Employee compensation and benefits	62,423	67,515
Selling and marketing	27,666	26,129
Referral fees	55,080	87,175
Other operating expenses	75,488	76,301
Segment profit	$115,696	$94,352

Retail segment net revenue decreased $15.1 million, or 4.3%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily related to a decrease in trading volume, partially offset by an increase in revenue per million.

Employee compensation and benefits expenses for the retail segment decreased $5.1 million, or 7.5%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily due to a reduction in our annual employee incentive compensation costs, as well as the headcount reductions effected in the third and fourth quarters of 2015.

Selling and marketing expense for the retail segment increased $1.5 million, or 5.9%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase was primarily due to increased costs to support the retail brands during the fourth quarter of 2016, partially offset by a reduction in marketing spend in the first three quarters of 2016 while we focused on integration activities.

Referral fees for the retail segment decreased $32.1 million, or 36.8%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily due to our focus on terminating unprofitable partner relationships and, to a lesser extent, renegotiating ongoing partner agreements to more favorable terms.

Other operating expenses for the retail segment decreased $0.8 million, or 1.1%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily due to a decrease in U.K. regulatory fees, partially offset by an increase in audit fees for the year ended December 31, 2016.

Institutional Segment (amounts in thousands)

	Year Ended December 31,
	2016	2015
Net revenue	$30,219	$35,072

Employee compensation and benefits	14,424	15,305
Selling and marketing	103	138
Other operating expenses	10,342	9,573
Segment profit	$5,350	$10,056

Institutional segment net revenue decreased $4.9 million, or 13.8%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily due to a decrease in volume in our non-platform institutional trading services and a shift in the mix of trading volume on our GTX platform reflecting an increased percentage of lower revenue-per-contract transactions, partially offset by an increase in ECN trading volume.

Employee compensation and benefits expenses for the institutional segment decreased $0.9 million, or 5.8%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily due to a decrease in commissions paid to employees as a result of the decrease in revenue.

Selling and marketing expenses for the institutional segment were largely unchanged for the year ended December 31, 2016, compared to the year ended December 31, 2015.

Other operating expenses for the institutional segment increased $0.8 million, or 8.0%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase was primarily due to the mix of trading fees paid to third parties for the year ended December 31, 2016, compared to the prior year. Other operating expenses from the institutional segment include general and administrative expenses, communication and technology expenses and trading expenses.

Futures Segment (amounts in thousands)

	Year Ended December 31,
	2016	2015
Net revenue	$48,084	$45,797

Employee compensation and benefits	11,967	10,634
Selling and marketing	972	901
Referral fees	15,672	16,348
Other operating expenses	14,769	13,960
Segment profit	$4,704	$3,954

Futures segment net revenue increased $2.3 million, or 5.0%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase was primarily due to an increase in revenue per traded contract in 2016.

Employee compensation and benefits expenses for the futures segment increased $1.3 million, or 12.5%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase was primarily due to additional commissions paid to employees as a result of the increase in revenue.

Selling and marketing expenses for the futures segment were relatively flat for the year ended December 31, 2016, compared to the year ended December 31, 2015.

Referral fees for the futures segment decreased $0.7 million, or 4.1%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily due to a decrease in indirect futures volumes.

Other operating expenses for the futures segment increased $0.8, or 5.8%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase was primarily due to an increase in trading expenses. Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses and trading expenses.

Corporate and Other (amounts in thousands)

	Year Ended December 31,
	2016	2015
Other revenue	$(2,831)	$(3,716)
Selling and marketing	1	—
Employee compensation and benefits	13,090	13,127
Other operating expenses	10,210	11,038
Loss	$(26,132)	$(27,881)

Corporate and other revenue increased $0.9 million, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase was largely due to changes in foreign currency revaluations.

Employee compensation and benefits expenses for employees not attributed to any of our operating segments, such as our executive officers, remained relatively flat for the year ended December 31, 2016, compared to the year ended December 31, 2015.

Other operating expenses not attributed to any of our operating segments decreased $0.8 million, or 7.5%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily due to a decrease in professional fees.

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

Retail revenue increased $54.7 million, or 18.7%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily the result of the City Index acquisition in April 2015.

Institutional revenue decreased $0.7 million, or 2.2%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The decrease primarily resulted from a reduction in commission revenue from our institutional sales and trading services, partially offset by a growth in commissions revenue from trading on our GTX platform.

Futures revenue increased $9.3 million, or 25.6%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to inclusion of full year results of GAA and Top Third, in which we acquired controlling interests in March 2014.

Other revenue increased $3.6 million, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to an adjustment to the recorded amount of contingent consideration relating to our Trade Facts acquisition, partially offset by foreign currency revaluation.

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

The increase in operating expenses was primarily due to increases of $7.3 million in employee compensation and benefits, $7.0 million in selling and marketing expenses, $12.6 million in referral fees, $5.7 million in trading expenses, $16.4 million in general and administrative expenses, $4.5 million in depreciation and amortization expenses, $8.5 million in purchased intangible amortization, $3.4 million in communication and technology, $3.8 million in bad debt provision, $1.1 million in restructuring expenses, and $30.6 million in integration expenses offset by a decrease of $0.7 million in acquisition expenses.

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

Selling and marketing expenses increased $7.0 million, or 34.4%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. These increase was primarily due to costs incurred to support additional brands following the
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

General and administrative expenses increased $16.4 million, or 42.5%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to an increase in occupancy and equipment, primarily due to the additional locations acquired in the City Index transaction, as well as increased bank fees attributable to an increase in
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

Purchased intangible amortization increased $8.5 million, or 104.8%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to an increase in amortization relating to the acquisitions of
City Index in 2015 and the full year inclusion of amortization from our acquisitions in 2014 of GAA, Top Third, Trade Facts and the intellectual property rights relating to our GTX platform.

Communications and Technology

	Year Ended December 31,
	2015	2014
Communication and technology (amounts in thousands)	$18,929	$15,567
As a percentage of net revenue	4.3%	4.2%

Communications and technology expenses increased $3.4 million, or 21.6%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. These increases were primarily due to the acquisition of City Index.

Bad Debt Provision

	Year Ended December 31,
	2015	2014
Bad debt provision (amounts in thousands)	$7,462	$3,699
As a percentage of net revenue	1.7%	1.0%

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

Income Taxes

	Year Ended December 31,
	2015	2014
Income tax expense/(benefit) (amounts in thousands)	$(3,512)	$19,140
Effective tax rate	(41.7)%	42.1%

Income tax expense decreased $22.7 million, resulting in a tax expense of $(3.5) million for the year ended December 31, 2015, compared to income tax expense of $19.1 million for the year ended December 31, 2014. Our effective tax rate in the year ended December 31, 2015 was (41.7)%. The decrease in effective tax compared to the year ended December 31, 2014 was due to significant discrete items in the year ended December 31, 2015. See Note 18 to our audited consolidated financial statements for more detail.

Segment Results - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Retail Segment (amounts in thousands)

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

Selling and marketing expenses for the retail segment increased $6.6 million, or 33.5%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to costs incurred to support additional brands following the acquisition of City Index.

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

Institutional Segment (amounts in thousands)

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

Futures Segment (amounts in thousands)

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

Other operating expenses for the futures segment increased $2.4 million, or 20.5%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to the inclusion of a full year of other operating expenses related to GAA and Top Third. Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses and trading expenses.

Corporate and Other (amounts in thousands)

	Year Ended December 31,
	2015	2014
Other revenue	$(3,716)	$819

Employee compensation and benefits	13,127	14,362
Other operating expenses	11,038	10,001
Loss	$(27,881)	$(23,544)

Corporate and other revenue decreased $4.5 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to an adjustment to the recorded amount of contingent consideration relating to our Trade Facts acquisition, partially offset by foreign currency revaluations.

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

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations by our subsidiaries, the issuance of debt and equity securities, including the 4.125% Convertible Senior Notes due 2018 that we issued in the fourth quarter of 2013 and the 4.125% Convertible Senior Notes due 2020 that were issued in 2015 in connection with our acquisition of City Index, and access to secured lines of credit. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. We expect that our capital expenditures for the next 12 months will be consistent with our annual spend during 2016, as we continue to build out the technology platforms that were acquired as part of the City Index transaction.

We primarily hold and invest our cash at various financial institutions and in various investments, including cash held at banks, deposits at our liquidity providers and money market funds which invest in short-term U.S. government securities. In general, we believe all of our investments and deposits are of high credit quality and we have more than adequate liquidity to conduct our businesses.

The following table shows the amount of accumulated earnings held by our operating subsidiaries located outside the United States at December 31, 2016 (amounts in millions):

Entity Name	Accumulated Earnings
GAIN Capital-Forex.com U.K., Ltd.	$21.6
GAIN Capital UK Ltd.	37.4
GAIN Capital Japan Co., Ltd.	—
GAIN Capital Forex.com Australia, Pty. Ltd.	—
GAIN Capital-Forex.com Hong Kong, Ltd.	—
GAIN Capital-Forex.com Canada Ltd.	—
GAIN Capital Singapore Pte. Ltd.	—
GAIN Capital Australia Pty Ltd.	1.2
Trade Facts Ltd.	3.4
GAIN Global Markets, Inc.	—
Faraday Research LLP	0.6
GTX Bermuda Ltd.	12.7
Gain Global Markets Bermuda, Ltd.	—
Total	$76.9

At December 31, 2016, we had approximately $76.9 million of undistributed earnings of our operating foreign subsidiaries indefinitely invested outside the United States. In connection with the previously announced restatement of our financial statements for the years ended December 31, 2014 and 2013 and certain quarters of 2015, we took a charge for U.S. taxes that would arise if $48.3 million of these earnings were repatriated to the United States. Accordingly, these funds could in fact be repatriated without the need to pay any additional U.S. taxes. The remaining earnings are indefinitely invested outside the United States and are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. If the remaining earnings had been repatriated into the United States as of December 31, 2016, in the form of dividends or otherwise, we would have been subject to additional income taxes of approximately $6.4 million.

Several of our operating subsidiaries are subject to requirements of regulatory bodies, including the CFTC and NFA in the United States, the FCA in the United Kingdom, the FSA, METI and MAFF in Japan, the SFC in Hong Kong, IIROC and the OSC in Canada and the CIMA in the Cayman Islands, relating to liquidity and capital standards, which limit funds available for the payment of dividends to GAIN Capital Holdings, Inc. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them.

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of December 31, 2016 and the actual amounts of capital that were maintained on that date (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$28.5	$48.0	$19.5
GAIN Capital Forex.com Australia, Pty. Ltd.	0.7	2.5	1.8
GAIN Capital Securities, Inc.	0.1	0.4	0.3
Trade Facts, Ltd.	0.5	3.6	3.1
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.5	1.6
GAIN Capital Australia Pty Ltd.	0.7	4.1	3.4
GAIN Capital-Forex.com Canada Ltd.	0.2	1.4	1.2
GAIN Capital-Forex.com U.K., Ltd.	6.4	29.9	23.5
GAIN Capital Japan Co., Ltd.	1.5	8.5	7.0
GAIN Global Markets, Inc.	0.1	1.3	1.2
GAIN Capital UK, Ltd.	71.9	159.4	87.5
GAIN Capital Singapore Pte, Ltd.	0.3	8.8	8.5

Global Assets Advisors, LLC	0.1	1.6	1.5
GAIN Capital Payments Ltd.	0.1	0.1	—
Total	$113.0	$273.1	$160.1

Our futures commission merchant and forex dealer subsidiary, GCGL is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements, Sections 11 and 12. Under applicable provisions of these regulations, GCGL is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin, or $20 million plus 5% of all liabilities owed to retail customers exceeding $10 million, plus 10% of all liabilities owed to eligible contract participant counterparties acting as a dealer that are not an affiliate. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. GCGL's current assets primarily consist of cash and cash equivalents reported on its balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. GCGL's total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. GCGL's net capital and adjusted net capital changes from day to day. As of December 31, 2016, GCGL had net capital of approximately $48.0 million and net capital requirements of $28.5 million. As of December 31, 2016, GAIN Capital Group’s excess net capital was $19.5 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GCGL’s net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

GCUK1, GCUK2 and Trade Facts, all three together the U.K. Entities, are all registered in the U.K. and are regulated by the Financial Conduct Authority in respect of their trading activity. The U.K. Entities are required to comply with relevant U.K. and E.U. legislation. In addition they must comply with the rules and guidance contained in the FCA Handbook of rules and guidance, or FCA Handbook.

GCUK1, is regulated by the FCA, as a full scope €730k IFPRU Investment Firm. GCUK1 is required to maintain the greater of approximately $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. At December 31, 2016, GCUK1 maintained $23.5 million more than the minimum required regulatory capital for a total of 4.7 times the required capital. Following the successful integration of City Index in the UK, GCUK1 no longer has any clients and is no longer conducting any operational activities. It is currently in the process of deregistering its licence with FCA. Until that time, GCUK1 will maintain its regulatory capital in line with requirements.

GCUK2, is regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK2 is required to maintain the greater of approximately $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market and forex risk. At December 31, 2016, GCUK2 maintained $87.5 million more than the minimum required regulatory capital for a total of 2.2 times the required capital.

Gain Capital Payments Ltd is regulated in the U.K by the FCA and is authorized to carry out Payment services under the Payment Services Regulations 2009. The regulatory capital must be the greater of either (i) $0.1 million (€125,000) or (ii) requirements determined by the ‘overhead scalar approach’. At December 31, 2016, Gain Capital Payments Limited maintained the minimum required regulatory capital.

Effective from January 1, 2016, the FCA has introduced the addition of a capital conservation buffer and a countercyclical capital buffer in line with the requirements set out in Capital Requirements Directive, or CRD IV, Article 160 Transitional Provisions for Capital Buffers. This will require all firms to maintain an additional buffer on top of the minimum capital requirements. The amount of required buffer, which is a percentage of the firm’s common equity tier 1 capital against the total risk exposure amount, will vary during a transitional period from January 1, 2016 to December 31, 2018. During that period, the minimum common equity tier 1 capital ratio requirement will increase from 5.125% to 5.75% in 2017, then 7.0% beginning on January 1, 2019. Given the nature of our UK-regulated firms activities, the effect of the countercyclical buffer is expected to be negligible.

Trade Facts, is regulated by the FCA as a BIPRU Limited License Firm. Trade Facts is required to maintain a base financial resources requirement of approximately $0.5 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or fixed overhead requirement. At December 31, 2016, Trade Facts maintained $3.1 million more than the minimum required regulatory capital for a total of 7.2 times the required capital.

In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. A number of significant provisions contained in the law affect, or will affect once implementing regulations are adopted by the appropriate federal agencies, our business. Among other things, the Dodd-Frank Act provides for additional regulation of swaps and security-based swaps, including some types of foreign exchange and metals derivatives in which we engage. The Dodd-Frank Act requires the registration of swap dealers with the CFTC and imposes significant regulatory requirements on swap dealers and swap execution facilities. Effective February 27, 2013, GAIN GTX, LLC, became provisionally registered with the CFTC and NFA as a swap dealer. Effective June 2016, GTX SEF, LLC became permanently registered with the CFTC as a swap execution facility, replacing the temporary registration previously granted in April 2014. Certain of our other subsidiaries may be required to register, or may register voluntarily, as swap dealers and/or swap execution facilities.

Swap dealers and swap execution facilities are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including adherence to risk management policies, supervisory procedures, trade record and real time reporting requirements, as well as proposed rules for new minimum capital requirements. GAIN GTX, LLC and GTX SEF, LLC have faced, and may continue to face, increased costs due to the registration and regulatory requirements listed above, as may any other of our subsidiaries that register as a swap dealer and/or swap execution facility. In particular, the CFTC has proposed rules that would require a swap-dealer to maintain regulatory capital of at least $20 million. Compliance with this or other swap-related regulatory capital requirements may require us to devote more capital to our GTX business or otherwise restructure our operations, such as by combining our GTX business with other regulated subsidiaries that must also satisfy regulatory capital requirements. The increased costs associated with compliance, and the changes that will be required in our OTC and clearing businesses, may adversely impact our results of operations, cash flows or financial condition.

We are required to maintain cash on deposit with our liquidity providers in order to conduct our hedging activities. As of December 31, 2016, we posted $61.1 million in cash with liquidity providers. As of December 31, 2016, our total client assets were $945.5 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from open positions.

The table set forth below provides a measure of our available free cash as of December 31, 2016 and 2015, respectively. We use this non-GAAP measure to evaluate our ability to continue to fund growth in our business (amounts in millions):

	December 31,	December 31,
	2016	2015
Cash and cash equivalents	$234.8	$171.9
Receivables from brokers	61.1	121.2
Net operating cash	295.9	293.1
Less: Minimum regulatory requirements	(113.0)	(114.5)
Free Cash Available(1)	$182.9	$178.6

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes and the convertible notes to be issued in connection with our acquisition of City Index) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and, for our 4.125% Convertible Senior Notes, is reflected as a liability in our consolidated balance sheet in an amount equal to the fair value, which, as of December 31, 2016 and 2015, was $124.8 million and $121.7 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our stockholders’ equity on our Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of December 31, 2016 and 2014, for our 4.125% Convertible Senior Notes was $12.1 million. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our consolidated income statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
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
Cash Flow

The following table sets forth a summary of our cash flow for each of the three years ended December 31, 2016 (amounts in thousands):

	Year ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$124,839	$77,213	$136,788
Net cash used for investing activities	(31,327)	(16,081)	(35,463)
Net cash used for financing activities	(21,175)	(25,840)	(5,938)
Effect of exchange rate changes on cash and cash equivalents	(9,465)	(2,755)	4,093
NET INCREASE IN CASH AND CASH EQUIVALENTS	$62,872	$32,537	$99,480

The primary drivers of our cash flow provided by/(used for) operating activities are net income, adjusted for non-cash charges, such as depreciation and amortization, and amounts posted as collateral with liquidity providers.

Our largest operating expenses are employee compensation and benefits, marketing and referral fees. Employee compensation and benefits include salaries, bonuses and other employee related costs as well as commissions paid to certain sales personnel. Marketing expenses consist primarily of selling and promotional costs to support our retail, institutional and futures brands. Referral fees consist primarily of payments made to our white label partners and introducing brokers.

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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Cash provided by operating activities was $124.8 million for the year ended December 31, 2016, compared to $77.2 million provided by operating activities for the year ended December 31, 2015. Non-cash integration costs decreased approximately $26.5 million due to the acceleration of the amortization of the GFT platform in the year ended December 31, 2015. This was offset by an increase in cash provided by deferred taxes of $8.9 million for the year ended December 31, 2016.

Cash used for investing activities was $31.3 million for the year ended December 31, 2016, compared to $16.1 million used for investing activities in the year ended December 31, 2015. Cash used for acquisitions and for the purchase of intangible assets increased approximately $3.3 million, which was offset by the purchase of an additional 24% ownership interest in each of GAA and TT for an aggregate purchase price of $7.4 million and a decrease of $7.6 million in cash received in the City acquisition in 2015. Cash used for the purchase of property and equipment increased $4.2 million.

Cash used for financing activities was $21.2 million for the year ended December 31, 2016, compared to $25.8 million used for financing activities for the year ended December 31, 2015. Cash used in acquisitions decreased $13.9 million as the City Index acquisition closed in 2015 and there were no acquisitions in 2016. In addition, cash used for tax benefit from employee stock option exercises increased $1.1 million, cash used for the purchase of treasury stock increased $3.9 million due to our stock repurchase activities for the year ended December 31, 2016, and cash used for the repurchase of the convertible notes increased $1.7 million due to the note buy backs for the year ended December 31, 2016.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Cash provided by operating activities was $77.2 million for the year ended December 31, 2015, compared to $136.8 million provided by operating activities for the year ended December 31, 2014. Our cash provided by operating activities for the year ended December 31, 2014 was primarily related to the change in the manner in which we viewed amounts posted with our liquidity providers in excess of applicable collateral requirements.

Cash used for investing activities was $16.1 million for the year ended December 31, 2015, compared to $35.5 million used for investing activities in the year ended December 31, 2014. Cash used for acquisitions and for the purchase of intangible assets decreased approximately $11.7 million and $12.4 million, respectively, period over period. Cash used for the purchase of property and equipment increased $10.9 million.

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

Capital Expenditures

Capital expenditures were $23.9 million for the year ended December 31, 2016, compared to $19.7 million for the year ended December 31, 2015 and $8.8 million for the year ended December 31, 2014. Capital expenditures for the years ended December 31, 2016, 2015, and 2014 were primarily related to the development of various trading platforms and websites, including the build out of the technology trading platforms, with expenditures increasing each year due to hardware upgrades required to support our increasing customer base, as well as software upgrades relating to our ongoing platform development.

Off-Balance-Sheet Arrangements

At December 31, 2016 and 2015 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2016. (Amounts in thousands):

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Purchase Obligations	$7,879	$7,841	$37	$1	$—
Operating Leases	28,922	5,107	7,996	6,976	8,843
Total	$36,801	$12,948	$8,033	$6,977	$8,843

The amounts reported above for "Purchase Obligations" are calculated to include mandatory pre-cancellation notice periods, if any. Excluded from the amounts set forth above are obligations relating to the $80 million in principal amount of our 4.125% Convertible Senior Notes due 2018 that we issued in the fourth quarter of 2013 and the $60 million in principal amount of our 4.125% Convertible Senior Notes due 2020 that were issued in 2015 in connection with our acquisition of City Index, as our obligations under these Convertible Senior Notes are not certain to be settled in cash. By their terms, these Convertible Senior Notes may be settled in cash, shares of our common stock or in a combination of shares and cash at our discretion. Purchase obligations due in less than one year primarily consist of agreements with service providers related to maintenance, data, system support, and network services.

Critical Accounting Policies and Estimates

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

Revenue Recognition

Retail revenue comprises trading and commission revenue from our retail segment. OTC trading includes forex trading, metals trading, CFDs and spread-betting (in markets which do not prohibit such transactions), as well as other financial products.

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

Income Taxes

Current income tax is calculated on the basis of the tax laws enacted or substantially enacted at the year-end in the countries where we operate and generate taxable income.

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
Goodwill and Intangible Assets

Relevant accounting guidance requires purchased intangible assets other than goodwill to be amortized over their useful lives unless the useful lives are determined to be indefinite. If the assets are determined to have a finite life in the future, we will amortize the carrying value over the remaining useful life at that time. Our URLs (foreignexchange.com and forex.com) are indefinite life intangible assets and are, therefore, not amortized. We compare the recorded value of the indefinite life intangible assets to their fair value on an annual basis and whenever circumstances arise that indicate that an impairment may have occurred. In accordance with relevant accounting guidance, we test goodwill for impairment on an annual basis during the fourth quarter and on an interim basis when conditions indicate impairment may have occurred. When testing for goodwill impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed using a two-step impairment test. We performed our annual test for goodwill impairment in the fourth quarter of 2016 and noted there was no impairment.

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

In September 2015, FASB issued new guidance regarding the accounting for provisional adjustments of business combinations. The guidance states that if changes are required to be made to provisional amounts included in previously issued financial statements, such changes should be included in the period in which they are identified. These changes include adjustments to goodwill, as well as the cumulative impact of adjustments for depreciation, amortization or other income. The guidance is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. This guidance will impact how we deal with provisional adjustments for future business combinations following adoption.

In April 2015, the FASB issued new guidance regarding the accounting for debt issuance costs. The guidance requires presenting any deferred financing costs from debt issuances as a reduction in the amount of debt included on the balance sheet, which is a change from currently applicable rules requiring such costs to be classified as assets. In August 2015, the FASB issued updated guidance, which incorporated an SEC staff announcement highlighting that costs incurred for line-of-credit arrangements could be recorded as assets and amortized ratably over the term of the line-of-credit arrangement (regardless of whether there are any outstanding borrowings). The guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. This guidance does not have a material impact on our consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will impact our consolidated financial statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customer’s cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, in money market funds that invest in short-term U.S. government securities and in United States and Canadian Imperial Bank of Commerce treasury bills. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of December 31, 2016, an immediate 100 basis point increase in short-term interest rates would result in approximately $10.7 million more in annual pretax income.

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

Virtually all sales and related operating costs are denominated in the currency of the local country and translated into USD for consolidated reporting purposes. Although the majority of the assets and liabilities of these subsidiaries are denominated in the functional currency of the subsidiary, they may also hold assets or liabilities denominated in other currencies. These items may give rise to foreign currency transaction gains and losses. As a result, our results of operations and financial position are exposed to changing currency exchange rates. We may consider entering into hedging transactions to mitigate our exposure to foreign currency exchange rates. These hedging transactions may not be successful.

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

Market Risk

We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by instrument pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of December 31, 2016, we maintained capital levels of $273.1 million, which represented approximately 2.4 times the capital we were required to hold under applicable regulations.

Cash Liquidity Risk

In normal conditions, our market making business and related services is self financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currencies pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with several financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds, with our liquidity providers. Collateral on deposit ranged from $93.8 million to $331.3 million in the aggregate, during the year ended December 31, 2016.

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

Regulatory Risk

We operate in a highly regulated industry and are subject to the risk of sanctions from U.S., federal and state, and international authorities if we fail to comply adequately with regulatory requirements. Failure to comply with applicable regulations could result in financial, operational and other penalties. Our authority to conduct business could be suspended or revoked. In addition, efforts to comply with applicable regulations may increase our costs or limit our ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which we may engage. Please refer to "Item 1A. Risk Factors - Risks Related to Regulation" elsewhere in this Annual Report for more information.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on this assessment, management, including the Company’s CEO and CFO, concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2016, which appears elsewhere in this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

On March 17, 2016, the Company filed the December 31, 2015 Form 10-K indicating that the Company had determined that there were material errors in the manner in which the Company accounted for income taxes for the years ended December 31, 2013 and 2014 and for certain quarters of 2015 under ASC 740, “Income Taxes”.  These errors related primarily to the manner in which certain intercompany payables and receivables between domestic and overseas subsidiaries of the Company were treated for accounting and tax purposes during the impacted periods.  Accordingly, management, including the Company’s CEO and CFO, concluded that a material weakness in internal control over financial reporting existed as of December 31, 2015.

Since identifying the material weakness in its internal controls over financial reporting discussed above, the Company introduced new preventive policies and detective controls requiring review and approval of all cash movements as well as the accounting for and tax treatment of intercompany payables and receivables, particularly those between domestic and overseas subsidiaries. The Company believes the new preventive policy requiring approval by the Global Head of Tax for all intercompany cash transfers reduces the likelihood of impermissible cash transfers and bookings, while the Company believes the new detective controls requiring both a pre- and post-quarter close review of all intercompany balances for settlement will safeguard that any impermissible intercompany balance or bookings are cleared or corrected prior to the end of any financial statement period. These new procedures were put in place during 2016, and the Company's management considered these remedial measures in performing its evaluation of the Company's internal control over financial reporting described above. During the fourth quarter of 2016, there were no additional changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
GAIN Capital Holdings, Inc.

We have audited GAIN Capital Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, GAIN Capital Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of GAIN Capital Holdings, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and our report dated March 15, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 15, 2017

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Schedules:
1. Financial Statements
The following financial statements and reports of independent registered public accounting firm are included herein:
2. Financial Statement Schedules
The following supplemental schedule is filed herewith:

Schedule I - Condensed Financial Information of GAIN Capital Holdings, Inc, (Parent Company Only) as of December 31, 2016 and 2015 and for the Years ended December 31, 2016, 2015 and 2014	F-58
Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-4
Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2016, 2015, and 2014	F-5
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2016, 2015, and 2014	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014	F-8
Notes to Consolidated Financial Statements	F-10

Financial Statement Schedule:
Schedule I - Condensed Financial Information of GAIN Capital Holdings, Inc. (Parent Company Only) as of December 31, 2016 and 2015 and for the Years ended December 31, 2016, 2015 and 2014	F-58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
GAIN Capital Holdings, Inc.

We have audited the accompanying consolidated balance sheet of GAIN Capital Holdings, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule I. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAIN Capital Holdings, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GAIN Capital Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
GAIN Capital Holdings, Inc.
Bedminster, New Jersey

We have audited the accompanying consolidated balance sheet of GAIN Capital Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. Our audits also included the financial statement schedule as of December 31, 2015 and for the two years in the period ended December 31, 2015, listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of GAIN Capital UK Limited, a wholly owned subsidiary, which statements reflect total assets and revenues constituting 32% and 24%, respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for GAIN Capital UK Limited, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of GAIN Capital Holdings, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the report of the other auditors, such financial statement schedule as of December 31, 2015 and for each of the two years in the period ended December 31, 2015, when considered in relation to the basic 2015 and 2014 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2014 have been restated to correct a misstatement.

/s/ Deloitte & Touche LLP

New York, New York
March 17, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholder
GAIN Capital UK Limited
London, United Kingdom

We have audited the accompanying balance sheet of GAIN Capital UK Limited as of December 31, 2015 and the related profit and loss account, statement of changes in equity and cash flows for the nine-month period ended December 31, 2015 and the year ended March 31, 2015, and the related notes to the financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GAIN Capital UK Limited at December 31, 2015 and the results of its operations and its cash flows for the nine-month period ended December 31, 2015 and the year ended March 31, 2015, in accordance with United Kingdom Financial Reporting Standard 102 ‘The Financial Reporting Standard applicable in the UK and Republic of Ireland.

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

/s/ BDO LLP

BDO LLP
London, United Kingdom
March 15, 2016

GAIN CAPITAL HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS:
Cash and cash equivalents	$234,760	$171,888
Cash and securities held for customers	945,468	920,621
Receivables from brokers	61,096	121,153
Property and equipment	36,462	30,367
Intangible assets	67,358	91,512
Goodwill	32,107	34,017
Other assets	52,833	55,001
Total assets	$1,430,084	$1,424,559
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers	$945,468	$920,621
Accrued compensation and benefits	13,559	12,362
Accrued expenses and other liabilities	41,547	51,638
Income tax payable	3,965	1,068
Convertible senior notes	124,769	121,740
Total liabilities	$1,129,308	$1,107,429
Commitments and contingent liabilities
Redeemable non-controlling interests	$6,594	$11,046
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized, 52,848,811 shares issued and 48,220,243 shares outstanding as of December 31, 2016; 120 million shares authorized, 52,072,884 shares issued and 48,771,015 shares outstanding as of December 31, 2015)	$—	$—
Accumulated other comprehensive loss	(36,842)	(5,865)
Additional paid-in capital	218,392	212,981
Treasury stock, at cost (4,628,568 shares at December 31, 2016 and 3,301,869 at December 31, 2015, respectively)	(30,767)	(21,808)
Retained earnings	143,399	120,776
Total shareholders’ equity	294,182	306,084
Total liabilities and shareholders’ equity	$1,430,084	$1,424,559
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
REVENUES:
Retail revenue	$330,744	$347,489	$292,778
Institutional revenue	29,030	33,773	34,518
Futures revenue	47,430	45,427	36,160
Other revenue	3,504	8,487	4,904
Total non-interest revenue	410,708	435,176	368,360
Interest revenue	1,669	1,220	1,428
Interest expense	552	1,049	599
Total net interest revenue	1,117	171	829
Net revenue	$411,825	$435,347	$369,189
EXPENSES:
Employee compensation and benefits	$101,904	$106,581	$99,233
Selling and marketing	28,742	27,168	20,213
Referral fees	70,752	103,523	90,972
Trading expenses	31,159	31,914	26,168
General and administrative	55,036	55,067	38,651
Depreciation and amortization	13,905	11,111	6,610
Purchased intangible amortization	15,016	16,550	8,080
Communications and technology	20,460	18,929	15,567
Bad debt provision	4,154	7,462	3,699
Acquisition expenses	—	2,819	3,526
Restructuring expenses	1,041	3,482	2,334
Integration expenses	2,788	33,092	2,489
Legal settlement	9,205	—	—
Impairment of investment	—	—	50
Total operating expense	354,162	417,698	317,592
OPERATING PROFIT	57,663	17,649	51,597
Interest expense on long term borrowings	10,421	9,222	6,147
INCOME BEFORE INCOME TAX EXPENSE	47,242	8,427	45,450
Income tax (benefit)/expense	9,768	(3,512)	19,140
Equity in net loss of affiliate	(62)	—	—
NET INCOME	37,412	11,939	26,310
Net income attributable to non-controlling interest	2,140	1,660	1,433
NET INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	35,272	10,279	24,877
Other comprehensive loss:
Foreign currency translation adjustment	(30,977)	(4,352)	(4,089)
NET COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$4,295	$5,927	$20,788
Earnings per common share:
Basic	$0.67	$0.22	$0.56
Diluted	$0.67	$0.22	$0.53
Weighted average common shares outstanding used in computing earnings per common share:
Basic	48,588,917	47,601,979	40,561,644
Diluted	48,785,674	48,379,051	43,214,895
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Consolidated Statement of Changes in Shareholders’ Equity
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares (1)	Amount
BALANCE—January 1, 2014	39,425,434	$—	$(15,469)	$134,399	$105,217	$2,576	$226,723
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	24,877	—	24,877
Exercise of options	719,719	—	—	2,087	—	—	2,087
Issuance of common stock	978,736	—	—	6,493	—	—	6,493
Conversion of restricted stock into common stock	1,863,396	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	98,606	—	—	740	—	—	740
Purchase of common stock for treasury	(151,332)	—	(1,251)	—	—	—	(1,251)
Share-based compensation	—	—	—	3,452	—	—	3,452
Tax benefit of stock options exercises	—	—	—	1,221	—	—	1,221
Other	—	—	—	(14)	(73)	—	(87)
Adjustment to the redemption value of put options related to non-controlling interests	—	—	—	—	(2,107)	—	(2,107)
Dividends declared	—	—	—	—	(8,139)	—	(8,139)
Foreign currency translation adjustment	—	—	—	—	—	(4,089)	(4,089)
BALANCE—January 1, 2015	42,934,559	$—	$(16,720)	$148,378	$119,775	$(1,513)	$249,920

Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	10,279	—	10,279
Exercise of options	638,241	—	—	2,386	—	—	2,386
Issuance of common stock	5,319,149	—	—	45,100	—	—	45,100
Conversion of restricted stock into common stock	440,651	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	92,777	—	—	789	—	—	789
Purchase of common stock for treasury	(654,362)	—	(5,088)	—	—	—	(5,088)
Share-based compensation	—	—	—	3,680	—	—	3,680
Tax benefit of stock options exercises	—	—	—	1,140	—	—	1,140
Convertible note issuance	—	—	—	15,348	—	—	15,348
Tax effect of convertible note	—	—	—	(3,840)	—	—	(3,840)
Other	—	—	—	—	(56)	—	(56)
Adjustment to the redemption value of put options related to non-controlling interests	—	—	—	—	308	—	308
Dividends declared	—	—	—	—	(9,530)	—	(9,530)
Foreign currency translation adjustment	—	—	—	—	—	(4,352)	(4,352)
BALANCE—January 1, 2016	48,771,015	$—	$(21,808)	$212,981	$120,776	$(5,865)	$306,084

Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	35,272	—	35,272
Exercise of options	179,501	—	—	706	—	—	706
Issuance of common stock	—	—	—	—	—	—	—

Conversion of restricted stock into common stock	500,253	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	96,173	—	—	611	—	—	611
Purchase of common stock for treasury	(1,326,699)	—	(8,959)	—	—	—	(8,959)
Share-based compensation	—	—	—	4,151	—	—	4,151
Tax effect of convertible note	—	—	—	48	—	—	48
Repurchase of convertible notes	—	—	—	(105)	—	—	(105)
Adjustment to the redemption value of put options related to non-controlling interests	—	—	—	—	(2,715)	—	(2,715)
Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	258	—	258
Dividends declared	—	—	—	—	(10,192)	—	(10,192)
Foreign currency translation adjustment	—	—	—	—	—	(30,977)	(30,977)
BALANCE—December 31, 2016	48,220,243	$—	$(30,767)	$218,392	$143,399	$(36,842)	$294,182

The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,412	$11,939	$26,310
Adjustments to reconcile net income to cash provided by operating activities
Loss / (gain) on foreign currency exchange rates	1,692	2,432	(1,618)
Depreciation and amortization	28,921	27,661	14,690
Non-cash integration costs	366	26,827	1,162
Deferred tax (benefit)/expense	(3,481)	(12,355)	5,108
Amortization of deferred financing costs	442	354	354
Bad debt provision	4,154	7,462	3,699
Impairment of cost method investment	—	—	50
Convertible senior notes discount amortization	4,311	3,624	2,150
Stock compensation expense	4,151	3,680	3,452
Gain on extinguishment of debt	(89)	—	—
Equity in net loss of affiliate	62	—	—
Adjustment to fair value of contingent consideration	—	(6,722)	—
Changes in operating assets and liabilities:
Cash and securities held for customers	(77,216)	101,325	(9,260)
Receivables from brokers	58,360	45,576	94,933
Prepaid assets	—	(1,445)	2,730
Other assets	(13,079)	(6,229)	(8,495)
Payables to customers	77,216	(101,325)	9,260
Accrued compensation and benefits	2,045	(7,454)	4,497
Accrued expenses and other liabilities	(6,703)	(18,748)	(2,422)
Income tax payable	6,275	611	(9,812)
Net cash provided by operating activities	124,839	77,213	136,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,883)	(19,676)	(8,759)
Purchase of partial interest in GAA/TT	(7,444)	—	—
Sale of treasury bills	—	—	614
Intangible asset purchases	—	—	(12,400)
Funding of acquisitions, net of cash acquired	—	(3,258)	(14,918)
Cash received relating to acquisitions	—	7,612	—
Purchase of investment	—	(759)	—
Net cash used for investing activities	(31,327)	(16,081)	(35,463)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquisitions	—	(13,893)	—
Proceeds from exercise of stock options	706	2,386	2,087
Proceeds from employee stock purchase plan	611	789	740
Purchase of treasury stock	(8,959)	(5,088)	(1,251)
Excess tax benefit from employee stock option exercises	—	1,140	1,221
Dividend payments	(10,192)	(9,530)	(8,139)
Distributions to non-controlling interest holders	(1,605)	(1,644)	(596)

Repurchase of convertible notes	(1,736)	—	—
Net cash used for financing activities	$(21,175)	$(25,840)	$(5,938)
Effect of exchange rate changes on cash and cash equivalents	(9,465)	(2,755)	4,093
NET INCREASE IN CASH AND CASH EQUIVALENTS	62,872	32,537	99,480
CASH AND CASH EQUIVALENTS—Beginning of year	$171,888	$139,351	$39,871
CASH AND CASH EQUIVALENTS—End of year	$234,760	$171,888	$139,351
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$6,251	$5,065	$3,373
Income taxes	$8,438	$9,861	$13,151
Non-cash investing activities:
Purchase of fixed assets included in accrued expense and other liabilities	$—	$—	$701
Non-cash financing activities:
Common stock issued as consideration for asset and business acquisitions	$—	$45,100	$6,493
Convertible senior notes issued as consideration for business acquisitions	$—	$65,000	$—
Deferred taxes related to convertible senior notes	$—	$(3,840)	$—
Adjustment to redemption value of non-controlling interests	$(2,715)	$308	$(2,107)

The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

GAIN Capital Holdings, Inc. (together with its subsidiaries, the “Company”), is a Delaware corporation formed and incorporated on March 24, 2006. GAIN Holdings, LLC is a wholly-owned subsidiary of GAIN Capital Holdings, Inc., and it owns all outstanding membership units of GAIN Capital Group, LLC (“Group, LLC”), the Company's primary regulated entity in the United States. Gain Capital Holdings Ltd. (previously known as "City Index (Holdings) Ltd" or "City Index") is the holding company of the Company's primary regulated entity in the United Kingdom.

The Company is a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. The Company operates its business in three segments. Through its retail segment, the Company provides its retail customers around the world with access to a diverse range of global financial markets, including spot forex, precious metals, spread bets and contracts for difference, or CFDs, on commodities, indices, individual equities and interest rate products, as well as OTC options on forex. The Company's institutional segment provides agency execution services and electronic access to spot and forward foreign exchange and precious metals markets via the electronic communications network, or ECN, GTX. The Company's futures segment offers execution and risk management services for exchange-traded futures and futures options on major U.S. and European futures and options exchanges. For more information about the Company's segments, please see Note 21.
Group, LLC is a retail foreign exchange dealer (“RFED”) and a Futures Commission Merchant (“FCM”) registered with the Commodity Futures Trading Commission (the “CFTC”). As such, it is subject to the regulations of the CFTC, an agency of the U.S. government, and the rules of the National Futures Association (“NFA”), an industry self-regulatory organization.

GCUK1 and GCUK2 are each registered in the United Kingdom ("U.K.") and regulated by the Financial Conduct Authority (“FCA”) as full scope €730k IFPRU Investment Firms.

In April 2015, the Company acquired all of the outstanding share capital of City Index from City Index Group Limited. GCUK2, GCAU2 and GCS are each subsidiaries that were acquired as part of the City Index acquisition. Each of these entities is regulated locally by the relevant regulators, including the FCA.

In July 2014, the Company acquired all of the outstanding share capital of Trade Facts, a U.K. based corporation, and its subsidiaries, Faraday Research LLP and Galvan LLP. Galvan is regulated by the FCA.

In March 2014, the Company acquired controlling interests in Global Asset Advisors, LLC ("GAA") and Top Third Ag Marketing, LLC ("Top Third"). In December 2016, the Company acquired additional ownership interests in each of GAA and Top Third, increasing its ownership percentage of each company to 79%.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Retail revenue is the Company's largest source of revenue. Retail revenue comprises trading revenue from the retail OTC business, sales trader, and advisory businesses. OTC trading includes forex trading ("forex"), metals trading, CFDs and spread-betting (in markets which do not prohibit such transactions), as well as other financial products.

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
Selling and marketing
Selling and marketing costs are related to producing and communicating advertising, as well as other marketing activities, and are expensed as incurred.
Restructuring expenses
In 2016, 2015 and 2014, the Company incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with relevant accounting guidance. These costs are expensed as incurred.

Acquisition expenses

In 2015 and 2014, the Company incurred acquisition related expenses, which included costs such as legal, accounting, valuation and other costs specified in accounting guidance. These costs are expensed as incurred.

Integration expenses

In 2016, 2015 and 2014, the Company incurred integration expenses, which are acquisition related costs that are subsequently incurred while integrating the acquired company into the consolidated group. These costs are expensed as incurred.

Investments

For equity investments in which the Company exerts significant influence over operating and financial policies but does not have a controlling financial interest, the equity method of accounting is used. There was $0.1 million of undistributed losses in 2016, and no distributed or undistributed earnings from equity method investees during 2015 and 2014.

Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of acquisition to be cash equivalents. The Company’s cash equivalents consisted of U.S. treasury bills and money market accounts with an initial maturity of 90 days or less. Cash equivalents are recorded at fair value.

For the year ended December 31, 2016, the Company changed its presentation of cash and equivalents, cash and securities held for customers, and receivables from brokers in the Consolidated Balance Sheet in order to present cash and securities held for customers in a single financial statement caption. In the past, rehypothecated customer funds had been reported as part of Receivables from brokers as opposed to Cash and securities held for customers. These rehypothecated funds were reclassified as Cash and securities held for customers and no longer reported as part of Receivables from brokers. Both presentations discussed above are in compliance with U.S. GAAP. Prior period financial statement amounts have not been reclassified to maintain comparability among the periods presented as the impact was not considered material.
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
Fair Value
Certain financial assets and liabilities are recorded at fair value in accordance with applicable accounting guidance, as discussed in Note 3 Fair Value Information.

Other financial assets and liabilities are not measured at fair value on a recurring basis but nevertheless approximate fair value due to their short term maturities. Such financial assets and liabilities include: Receivables from brokers; Convertible senior notes; certain other assets; Payables to customers; and Accrued expenses and other liabilities.

The above referenced receivables and payables include open trading positions which are held at fair value, hedging and customer positions, both of which change in value as the price of the underlying product changes. The prices approximate the amounts at which the Company can settle the positions at the balance sheet date.
Concentrations of Credit Risk
The Company owns financial instruments that subject the Company to credit risk. These financial instruments are held primarily in Cash and cash equivalents as well as Cash and securities held for customers. The Company’s credit risk is managed by investing cash and cash equivalents primarily in high-quality money market and, from time to time, U.S. Government instruments. The majority of the Company’s cash and cash equivalents are held at ten financial institutions.
The Company also has credit risk related to receivables from brokers included in Receivables from brokers and Cash and cash equivalents. As of December 31, 2016 and 2015, 54% and 28%, respectively, of the Company’s brokers receivables, included in the Consolidated Balance Sheets, were from one large, global financial institution.

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
The Company accounts for costs incurred to develop its trading platforms and related software in accordance with Accounting Standards Codification (ASC) 350-40, Internal-Use Software. ASC 350-40 requires that such technology be capitalized in the application and infrastructure development stages. Costs related to training, administration and non-value-added maintenance are charged to expense as incurred. Capitalized software development costs are being amortized over the useful life of the software, which the Company has estimated at three years.

In accordance with ASC 360-10, Property, Plant and Equipment, the Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such an asset (or asset group) are less than the carrying value. In that event, a loss is recognized in the amount by which the carrying value exceeds the fair market value of the long-lived asset. This guidance applies to assets held for use and not to assets held for sale. The Company has no assets held for sale. The Company has identified no such impairment indicators as of December 31, 2016 or December 31, 2015.
 Foreign Currencies
Items included in the financial statements of each of the Company's subsidiaries are measured using the currency of the primary economic environment in which the subsidiaries operate (the functional currency). The Company has determined that it's functional currency is U.S. dollars (USD). The Company’s Accumulated other comprehensive income/(loss) consists of foreign currency translation adjustments from subsidiaries not using the USD as their functional currency.
Foreign currency transactions are remeasured into functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement at period end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in Other revenue on the Consolidated Statements of Income and Comprehensive Income. The Company recorded foreign exchange losses of $1.7 million, $2.4 million and a gain of $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The Company analyzes its business, legal and regulatory environment at least annually and on an interim basis when conditions indicate impairment may have occurred to determine whether its indefinite-lived intangible assets are likely to be impaired. This qualitative assessment indicated that it is more likely than not that the Company's indefinite lived intangible assets are not impaired. See Note 7 Intangible Assets and Goodwill for additional information.
Goodwill
The Company obtained goodwill as a result of the acquisitions of certain subsidiaries. Goodwill represents the excess of the cost over the fair market value of net assets acquired. In accordance with relevant accounting guidance, the Company tests goodwill for impairment on an annual basis during the fourth quarter and on an interim basis when conditions indicate impairment may have occurred (see Note 7). In performing these assessments, management relies on and considers a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable market transactions (to the extent available), other market data and the Company's overall market capitalization. There are inherent uncertainties related to these factors which require judgment in applying them to the analysis of goodwill and intangible assets for impairment.

When testing for goodwill impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed using a two-step impairment test.

Step one - the fair value of each reporting unit is compared to its carrying value in order to identify potential impairment. If the fair value of a reporting unit exceeds the carrying value of its net assets, goodwill is not considered impaired and no further testing is required. If the carrying value of the net assets exceeds the fair value of a reporting unit, potential impairment is indicated at the reporting unit level and step two of the impairment test is performed.

Step two - when potential impairment is indicated in step one, we compare the implied fair value of goodwill with the carrying amount of that goodwill. Determining the implied fair value of goodwill requires a valuation of the reporting unit's tangible and (non-goodwill) intangible assets and liabilities in a manner similar to the allocation of the purchase price in a business combination. Any excess in the value of a reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

For the year ended December 31, 2016, the Company elected to perform a qualitative analysis for each of its reporting units to determine whether it was more likely than not that the fair value was less than the carrying value. As a result of this assessment, the Company determined that it was not necessary to perform a quantitative impairment test and concluded that goodwill assigned to each reporting unit was not impaired at December 31, 2016.
Derivatives
Forex, metals, and CFDs allow for exchanging the difference in value of a particular asset such as a stock index, energy product, or gold contracts, between the time at which a contract is opened and the time at which it is closed. The Company's retail customer open positions and positions held with liquidity providers are considered derivatives under derivative accounting guidance in ASC 815. Therefore, they are accounted for at fair value, and included in Receivables from brokers and Payables to customers in the Consolidated Balance Sheets. The Company did not designate any of its derivatives as hedging instruments. Net gains and losses with respect to derivative instruments are reflected in Retail Revenue in the accompanying Consolidated Statements of Income and Comprehensive Income.

Allowance for Doubtful Accounts

The Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific customer account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Changes in estimates are recognized in current year earnings. The customer receivables, net of allowance for doubtful accounts, is included in Other assets on the Consolidated Balance Sheets. Receivables from customers are reserved for and the related reserves are recorded in Bad debt provision on the Consolidated Statements of Income and Comprehensive Income. The allowance for doubtful accounts consisted of the following (amounts in thousands):

Balance as of January 1, 2014	$(1,158)
Addition to provision	(3,699)
Amounts written off	302
Balance as of December 31, 2014	(4,555)
Addition to provision	(7,462)
Amounts written off	5,185
Balance as of December 31, 2015	(6,832)
Addition to provision	(4,154)
Amounts written off	1,749
Balance as of December 31, 2016	$(9,237)
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

Trading Expenses

Trading expenses consist of exchange fees paid to stock exchanges and other third-parties for exchange market data that the Company provides to its customers or uses to create its own derived data products, as well as fees for news services and fees paid to prime brokers in connection with its institutional GTX business and futures business. These costs are expensed as incurred.
Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized. Contingent income tax liabilities are recorded when the criteria for loss recognition have been met. An uncertain tax position is recognized based on the determination of whether or not a tax position is more likely than not to be sustained upon examination based upon the technical merits of the position. If this recognition threshold is met, the tax benefit is then measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company operates under a permanent reinvestment strategy, under which earnings derived from foreign businesses remain invested in the Company’s foreign subsidiaries. In accordance with accounting guidance, the Company does not recognize domestic tax expense related to the permanently reinvested earnings. The Company has no plans to repatriate accumulated unremitted earnings as of December 31, 2016.

Share Based Compensation
Share-based compensation expense requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the vesting period, net of estimated forfeitures. For awards with service conditions, the Company recognizes compensation cost on a straight-line basis over the requisite service period.

The fair value of stock options granted is estimated using the Black-Scholes option-pricing model, which considers, among other factors, the expected term of the award and the expected volatility of the Company's stock price. Although the Black-Scholes model meets the requirements of ASC 718, Compensation-Stock Compensation, the fair values generated by the model may not be indicative of the actual fair values of the underlying awards, as it does not consider other factors important to those share-based compensation awards, such as continued employment, periodic vesting requirements and limited transferability.

The risk-free interest rate used in the Black-Scholes option-pricing model is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on historical experience of employee exercise behavior. Expected volatility is based on historical volatility, implied volatility, price observations taken at regular intervals and other factors deemed appropriate. Expected dividend is based upon the current dividend rate.

The fair value of restricted stock unit awards is based on the fair value of the Company's common stock on the grant date.
Treasury Shares
In accordance with ASC 505-30, Equity - Treasury Stock, the Company treats the cost of acquired shares purchased as a deduction from shareholders’ equity and as a reduction of the total shares outstanding when calculating earnings per share.
Earnings Per Common Share
Basic earnings per common share is calculated using the weighted average common shares outstanding during the year. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be anti-dilutive. See Note 15 for discussion of the impact of the Company's convertible notes and non-controlling interests on EPS.
Recent Accounting Pronouncements
In December 2016, the FASB issued technical corrections and improvements to revenue recognition guidance previously issued in May 2014 as discussed below. The FASB issued this update to address narrow aspects of the revenue recognition guidance issued in May 2014, which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of the revenue recognition guidance issued in May 2014. The Company is currently assessing the impact of adopting this guidance on its Consolidated Financial Statements.

In November 2016, the FASB issued guidance requiring that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning in 2018 and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company is currently evaluating the effect of the standard on its Consolidated Statement of Cash Flows.

In August 2016, the FASB issued new guidance regarding the classification of certain cash receipts and cash payments on the Statements of Cash Flows. This new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source of use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently assessing the impact of adopting this guidance on its financial statements.

In May 2016, the FASB issued new guidance regarding the accounting for revenue from contracts with customers. The FASB issued this update to address certain issues related to assessing collectibility, presentation of sales taxes, non-cash consideration, completed contracts, and contract modifications at transition by reducing cost, complexity, and the potential for diversity in practice at initial application. The guidance affects the revenue recognition guidance issued in May 2014, which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of the revenue recognition guidance issued in May 2014, discussed below. The Company is currently assessing the impact of adopting this guidance on its Consolidated Financial Statements.

In March 2016, the FASB issued new guidance regarding the accounting for stock compensation. The FASB issued this update to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has elected to early adopt this guidance in the fourth quarter of 2016 which did not have a significant impact on the Company's Consolidated Financial Statements.

In March and April 2016, the FASB issued new guidance regarding the accounting for revenue from contracts with customers. The FASB issued these updates to improve the operability and understandability of the implementation guidance on principal versus agent considerations, and to provide clarification on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The guidance affects the revenue recognition guidance issued in May 2014, which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of the revenue recognition guidance issued in May 2014, discussed below. The Company is currently assessing the impact of adopting this guidance on its Consolidated Financial Statements.

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

In April 2015, the FASB issued new guidance regarding the accounting for debt issuance costs. The guidance requires a company to present any deferred financing costs from debt issuance as a reduction of debt. The Company adopted this guidance in the first quarter of 2016. The effect of the adoption is not material to the Consolidated Financial Statements.

In May 2014, the FASB issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. The guidance requires a company to recognize revenue when it transfers promised goods or services to customers. Recognition should be in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services. The guidance requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenues recognized. In July 2015, the FASB deferred the effective date of the new revenue recognition standard by one year, and it is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted, but no earlier than the original effective date of January 1, 2017. The Company is currently assessing the impact of adopting this guidance on its Consolidated Financial Statements.

Previously Reported Restatement
As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company had previously determined that there were errors in the manner in which the Company accounted for income taxes as of and for the year ended December 31, 2014 under ASC 740, Income Taxes. These errors related primarily to the manner in which certain intercompany payables and receivables among domestic and overseas subsidiaries of the Company were treated for accounting and tax purposes during the impacted periods. Accordingly, the consolidated financial statements of the Company as of and for the years ended December 31, 2014 included in this report reflect the Company's previously report restatement to reflect the correction of these errors. In addition, certain other adjustments, previously determined to be immaterial individually and in the aggregate, have also been corrected in the restated financial statements.

The following tables reflect the financial statement line items for the year ended December 31, 2014 impacted by the previously disclosed restatement. The column headed "Tax Adjustment" reflects the impact of the tax matters discussed above, while the "All Other Adjustments" column reflects the impact of the other previously identified immaterial adjustments in the Consolidated Balance Sheet and Statements of Income and Comprehensive Income. The column headed "Adjustments"

reflects the impact of the tax matters discussed above as well as the impact of the other previously identified immaterial adjustments in the Consolidated Statement of Cash Flows. For the avoidance of doubt, the following tables include only those line items impacted by the restatement and are unchanged from the information presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets (Liabilities):
Cash and cash equivalents:
Money market accounts	$120,927	$—	$—	$120,927
Cash and securities held for customers:
US treasury bills: U.S. government and agency securities	135,974	—	—	135,974
Receivable from brokers:
Broker derivative contracts	—	5,228	—	5,228
Other assets:
Certificates of deposit	175	—	—	175
Other	115	—	—	115
Payables to customers:
Customer derivative contracts	—	115,677	—	115,677
Total	$257,191	$120,905	$—	$378,096

	Fair Value Measurements on a Recurring Basis as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets (Liabilities):
Cash and cash equivalents:
Money market accounts	$25,167	$—	$—	$25,167
Receivable from brokers:
Broker derivative contracts	—	(12,568)	—	(12,568)
Other assets:
Certificates of deposit	174	—	—	174
Investment in gold	107	—	—	107
Payables to customers:
Customer derivative contracts	—	143,918	—	143,918
Total	$25,448	$131,350	$—	$156,798

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the years ended December 31, 2016 and December 31, 2015, nor has there been any movement between levels during these respective periods.

Level 1 Financial Assets

The Company has U.S. Treasury bills, money market accounts and certificates of deposit that are Level 1 financial instruments that are recorded based upon listed or quoted market rates. The U.S. Treasury bills and money market accounts are recorded in Cash and cash equivalents and Cash and securities held for customers and the certificates of deposit are recorded in Other Assets.

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
Level 3 Financial Liabilities

The Company did not have any Level 3 Financial Assets or Liabilities on December 31, 2016 or December 31, 2015.
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
The carrying value of Convertible senior notes represents the notes’ principal amounts net of unamortized discount (see Note 13). The Company assessed the notes' fair value as determined by current Company-specific and risk free interest rates as of the balance sheet date.

(amounts in thousands)	As of December 31, 2016		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$55,868	$55,868	$—	$55,868	$—
Financial Liabilities:
Payables to customers	$1,061,146	$1,061,146	$—	$1,061,146	$—
Convertible senior notes	$124,769	$122,544	$—	$122,544	$—

	As of December 31, 2015		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$133,721	$133,721	$—	$133,721	$—
Financial Liabilities:

Payables to customers	$1,064,539	$1,064,539	$—	$1,064,539	$—
Convertible senior notes	$121,740	$122,264	$—	$122,264	$—

4. DERIVATIVES
The Company's contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from brokers and Payables to customers on the accompanying Consolidated Balance Sheets (amounts in thousands):

	December 31, 2016
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$130,301	$(59,631)	$70,670
CFD contracts	74,443	(37,241)	37,202
Metals contracts	18,766	(5,733)	13,033
Total	$223,510	$(102,605)	$120,905

	December 31, 2016
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/(Liabilities:)
Receivables from brokers	$55,868	$5,228	$61,096
Payables to customers	$(1,061,145)	$115,677	$(945,468)

	December 31, 2015
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$138,140	$(59,468)	$78,672
CFD contracts	111,844	(70,429)	41,415
Metals contracts	18,866	(7,603)	11,263
Total	$268,850	$(137,500)	$131,350

	December 31, 2015
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/(Liabilities):
Receivables from brokers	$133,721	$(12,568)	$121,153
Payables to customers	$(1,064,539)	$143,918	$(920,621)
The Company’s derivatives include different underlyings which vary in price. Foreign exchange contracts typically have prices less than two dollars, while certain metals contracts and CFDs can have considerably higher prices. The amounts reported within Receivables from brokers and Payables to customers on the Consolidated Balance Sheets are derived from the number of contracts below (amounts in thousands):

	December 31, 2016
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	2,427,066	2,288,386
CFD contracts	112,685	156,308
Metals contracts	820	341
Total	2,540,571	2,445,035

	December 31, 2015
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,106,885	2,931,109
CFD contracts	139,465	285,640
Metals contracts	1,278	308
Total	3,247,628	3,217,057

The Company did not designate any of its derivatives as hedging instruments. Net gains with respect to derivative instruments reflected in Retail Revenue in the accompanying Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2016 and 2015 were as follows (amounts in thousands):

	For the Years Ended December 31,
	2016	2015
Derivative Instruments:
Foreign currency exchange contracts	$163,096	$163,315
CFD contracts	128,737	151,553
Metals contracts	38,089	28,918
Total	$329,922	$343,786

5. RECEIVABLES FROM BROKERS

The Company has posted funds with brokers as collateral required by agreements for holding trading positions. These amounts are reflected as Receivables from brokers on the Consolidated Balance Sheets.
Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	December 31, 2016	December 31, 2015
Required collateral	$55,868	$129,042
Excess from futures broker - restricted	—	4,679
Open foreign exchange positions	5,228	(12,568)
Total	$61,096	$121,153

6. PROPERTY AND EQUIPMENT
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	December 31, 2016	December 31, 2015
Software	$52,891	$44,194
Computer equipment	19,797	14,300
Leasehold improvements	11,055	11,200
Telephone equipment	778	881
Office equipment	2,138	2,113
Furniture and fixtures	2,285	1,761
Web site development costs	644	668
Gross property and equipment	89,588	75,117
Less: Accumulated depreciation and amortization	(53,126)	(44,750)
Property and equipment, net	$36,462	$30,367

Depreciation and amortization expense for property and equipment was $13.9 million, $11.1 million and $6.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company adjusted the amortization period of certain property and equipment that experienced changes in useful lives as a result of the City Index acquisition. This change in useful lives resulted in an additional charge of $0.4 million and $5.4 million for the years ended December 31, 2016 and December 31, 2015, respectively. The additional charge was recorded in Integration expenses.
In addition, the Company wrote off certain property and equipment that became obsolete as a result of the City Index acquisition. This resulted in an additional charge of $1.9 million for the year ended December 31, 2015. The additional charge was recorded in Integration expenses. There was no additional charge incurred for the year ended December 31, 2016.

7. INTANGIBLE ASSETS
The Company's various intangible assets consisted of the following as of (amounts in thousands):

	December 31, 2016			December 31, 2015
Intangibles	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	$50,253	$(20,928)	$29,325	$56,388	$(14,111)	$42,277
Technology	70,145	(37,074)	33,071	74,378	(32,117)	42,261
Trademark	7,104	(2,505)	4,599	8,289	(1,678)	6,611
Total finite lived intangibles	$127,502	$(60,507)	$66,995	$139,055	$(47,906)	$91,149
Trademarks not subject to amortization(1)	363	—	363	363	—	363
Total intangibles assets	$127,865	$(60,507)	$67,358	$139,418	$(47,906)	$91,512
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

The Company had the following identifiable intangible assets and weighted average amortization periods as of December 31, 2016:

Intangible Asset	Amount (in thousands)	Weighted average amortization period
Customer list	$50,253	7.6 years
Technology	70,145	9.0 years
Trademark(1)	7,467	6.7 years
Total intangible assets	$127,865
(1) Trademarks with an indefinite life, as described above, comprise $0.4 million of the $7.5 million of trademarks.
The final purchase price allocations to intangible assets for the acquisition of City Index are detailed below in Note 10.
Amortization expense for the purchased intangibles was $15.0 million, $16.6 million and $8.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company adjusted the amortization period of certain intangible assets that experienced changes in useful lives as a result of the City Index acquisition. This change in useful lives resulted in no additional charge for the year ended December 31, 2016, and $19.7 million for the year ended December 31, 2015, respectively. The additional charges were recorded in Integration expenses.

Future annual estimated amortization expense is as follows (amounts in thousands):

Years Ended December 31:
2017	$13,126
2018	11,978
2019	9,770
2020	8,931
2021	8,859
Thereafter	14,331
Total	$66,995
Goodwill
Goodwill is evaluated for impairment on an annual basis during the fourth quarter and in interim periods when events or changes indicate the carrying value may not be recoverable. The Company operates under three reporting units, retail, institutional and futures. There were no additions or impairments to the carrying value of the Company’s goodwill during the year ended December 31, 2016.

For the year ended December 31, 2016, the Company elected to perform a qualitative analysis to determine whether it was more likely than not that the fair value of its reporting units was less than their carrying value. As a result of this assessment, the Company determined that it was not necessary to perform a quantitative impairment test and concluded that goodwill assigned to each of its reporting units was not impaired at December 31, 2016.

As of December 31, 2016 and December 31, 2015, the Company had recorded goodwill of approximately $32.1 million and $34.0 million, respectively. The decrease of $1.9 million was related to foreign currency translation adjustments.
The following represents the changes in the carrying amount of goodwill by segment for 2016 and 2015:

	Retail	Institutional	Futures	Total
Carrying amount of goodwill as of December 31, 2015	$26,722	$4,788	$2,507	$34,017
Foreign currency translation adjustments	(1,500)	(269)	(141)	(1,910)
Carrying amount of goodwill as of December 31, 2016	$25,222	$4,519	$2,366	$32,107

8. OTHER ASSETS
Other assets consisted of the following as of (amounts in thousands):

	December 31, 2016	December 31, 2015
Vendor and security deposits	$9,670	$11,486
Income tax receivable	1,017	9,482
Deferred tax assets, net	15,071	17,827
GTX trade receivables	7,515	4,881
Customer debit positions	9,781	7,340
Allowance on customer debit positions	(9,237)	(6,832)
Insurance receivable	3,500	—
Prepaid assets	8,300	7,835
Miscellaneous receivables	6,615	2,160
Equity method investment	601	822
	$52,833	$55,001

9. RELATED PARTY TRANSACTIONS
Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company. These accounts are recorded in Payables to customers on the consolidated balance sheets. The aggregate amount of these funds was $0.3 million and $0.3 million at December 31, 2016 and December 31, 2015, respectively.

IPGL Limited, the majority selling shareholder in the acquisition of City Index, has a trading account with the Company which is recorded in Payables to customers on the consolidated balance sheet. The aggregate amount of these funds was $3.8 million and $21.7 million at December 31, 2016 and December 31, 2015, respectively.

10. ACQUISITIONS

City Index (Holdings) Limited

On April 1, 2015, the Company acquired the entire issued and outstanding share capital of City Index. City Index is a global online trading firm specializing in offering CFDs, forex and spread betting for retail customers. This acquisition was made to strengthen and diversify the Company's existing global footprint in the retail business.

The purchase price consisted of approximately $6.1 million in cash, inclusive of working capital adjustments and $1.0 million in cash to be held in escrow; 5,319,149 shares of the Company's common stock, inclusive of 4,787,234 shares to be held in escrow; and 4.125% unsecured Convertible Senior Notes with an aggregate principal amount of $60.0 million and fair value of $65.0 million, inclusive of an aggregate principal amount of $54.0 million to be held in escrow. In addition, the Company paid City Index approximately$22.4 million, which was used to settle certain inter-company liabilities between City Index and City Index Group Limited (its former parent company).

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

Acquisition expenses were $2.8 million for the year ended December 31, 2015. They were recorded in Acquisition Expense.

For the period from acquisition to December 31, 2015, revenues generated by City Index were $136.0 million, of which $30.8 million have been eliminated in consolidation, and expenses were $95.0 million of which $2.3 million have been eliminated in consolidation. City Index generated income before taxes of $41.0 million, of which $28.5 million has been eliminated in consolidation.

The weighted average lives of City Index's intangible assets are 7.6 years for customer lists, 6.7 years for trade names, and 9.0 years for technology.

Pro Forma Information (unaudited):
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

Unaudited pro forma income statement line items for the twelve months ended December 31, 2015 were as follows (amounts in thousands):

For the Fiscal Year Ended December 31,
2015
REVENUE:
Total non-interest revenue	$471,959
Interest revenue	1,303
Interest expense	1,049
Total net interest revenue	254
Net revenue	472,213
EXPENSES:
Depreciation and amortization	11,753
Purchased intangible amortization	18,619
Other expense items	424,229
Total operating expense	454,601
OPERATING PROFIT	17,612
Interest on long term borrowings	10,267
Gain on extinguishment of debt	—
Impairment of investment	—
INCOME BEFORE INCOME TAX EXPENSE	7,345
Income tax expense	126
NET INCOME	7,219
Net income attributable to non-controlling interests	1,660
Net income applicable to Gain Capital Holdings, Inc.	$5,559
Restructuring

During 2016 and 2015, the Company incurred restructuring expenses related to the global headcount reductions following the City Index acquisition. The Company incurred $1.0 million and $3.5 million of restructuring expenses for the twelve months ended December 31, 2016 and December 31, 2015, respectively. These expenses reflected the cost of reducing global headcount following the City Index acquisition and are recorded in Restructuring expenses in the Consolidated Statements of Income and Comprehensive Income. The restructuring liabilities have all been paid as of December 31, 2016.

(in thousands)
Restructuring liability as of January 1, 2015	$375
2015 restructuring expenses	3,482
Payments made in 2015	(3,358)
Liability as of December 31, 2015	499
2016 restructuring expenses	1,041
Payments made in 2016	(1,540)
Liability as of December 31, 2016	$—

11. NON-CONTROLLING INTERESTS

Non-controlling interests

In March 2014, the Company acquired controlling interests in GAA and Top Third.  The Company purchased 55% of each entity, and the respective sellers maintained a 45% interest in each entity, subject to immediately exercisable call options for the Company to purchase the the remaining interests, as well as put options for the sellers to sell their remaining interests in each entity to the Company that were to become exercisable in 2017.  In December 2016, the Company acquired an additional 24% of each entity and, accordingly, the respective sellers now maintain a 21% interest in each entity.  In connection with the purchase of these additional interests, the Company and the respective sellers agreed that neither would exercise the call options or put options with respect to the remaining interests prior to December 31, 2017.

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

The non-controlling interests' carrying value is determined by the Company's purchase prices and the non-controlling interests' share of the Company's subsequent net income. This value is benchmarked against the redemption value of the sellers' put options. The carrying value is adjusted to the latter, provided that it does not fall below the initial carrying values, as determined by the Company's purchase price allocation. The Company reflects any changes caused by such an adjustment in retained earnings, rather than in current earnings.

The table below reflects the non-controlling interests effects on the Company's financial statements:

Redeemable non-controlling interests
December 31, 2014	11,338
Adjustment to the redemption value of non-controlling interests	(308)
Net income attributable to non-controlling interests	1,660
Distributions to non-controlling interest holders	(1,644)
December 31, 2015	$11,046
Purchase of additional shares of non-controlling interest	(7,444)
Adjustment to fair value of non-controlling interests	(258)
Adjustment to the redemption value of non-controlling interests	2,715
Net income attributable to non-controlling interests	2,140
Distributions to non-controlling interest holders	(1,605)
December 31, 2016	$6,594

12. SHAREHOLDERS' EQUITY

Common Stock — At December 31, 2016 and 2015, the Company had authorized 120,000,000 shares of Common Stock, of which 52,848,811 and 48,220,243 shares were issued and outstanding, respectively as of December 31, 2016, and 52,072,884 and 48,771,015 shares were issued and outstanding, respectively as of December 31, 2015.

Treasury Stock — As of December 31, 2016 and 2015, the Company had repurchased 4.6 million shares and 3.3 million shares, respectively, of outstanding Common Stock for an aggregate cost of $30.8 million and $21.8 million, respectively, reducing the number of shares outstanding.

Dividends — In March, May, August and November of 2016, the Company announced the quarterly dividend payments of $0.05, $0.05, $0.05 and $0.06 per share of Common Stock, respectively. In February, May, July and November of 2015 and 2014, the Company announced the quarterly dividend payment of a $0.05 per share of Common Stock for each quarter. The dividend payments were paid in March, June, September and December of each year for an aggregate amount of $10.2 million, $9.5 million and $8.1 million for the years ended December 31, 2016, 2015, and 2014, respectively, which resulted in a reduction to Retained Earnings.

13. CONVERTIBLE SENIOR NOTES

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

Relevant accounting guidance requires entities to disclose the dilutive effects of convertible instruments. As of December 31, 2016 and 2015, the Company’s common stock had not met the convertibility criteria noted in the offering memorandum. Therefore, the Convertible Senior Notes were not dilutive as of December 31, 2016 and 2015.

The balances of the liability and equity components as of December 31, 2016 and 2015, were as follows, with amounts in thousands:

	December 31,	December 31,
	2016	2015
Liability component - principal	$138,150	$140,000
Deferred bond discount	13,213	18,004
Deferred financing cost	168	256
Liability component - net carrying value	$124,769	$121,740

Additional paid in capital	$27,822	$27,920
Discount attributable to equity	(419)	(412)
Equity component	$27,403	$27,508

Interest expense related to the Convertible Senior Notes, included in Interest expense on long-term borrowings in the Consolidated Statements of Income and Comprehensive Income, was as follows, with amounts in thousands:

	For the Fiscal Year Ended December 31,
	2016	2015
Interest expense - stated coupon rate	$5,725	$5,156
Interest expense - amortization of deferred bond discount and costs	4,696	3,712
Total interest expense - convertible note	$10,421	$8,868

14. SHARE BASED COMPENSATION

Share Based Payment

Total share-based compensation expense recognized during 2016, 2015 and 2014 consisted of the following ($ in thousands:)

	For the Years Ended December 31,
	2016	2015	2014
Employee compensation and benefits	$4,151	$3,680	$3,452

On September 30, 2015, the Company's board of directors adopted the GAIN Capital Holdings, Inc. 2015 Omnibus Incentive Compensation Plan, (the "2015 Plan"), which became effective November 30, 2015.

The 2015 Plan replaced the GAIN Capital Holdings, Inc. 2010 Omnibus Incentive Compensation Plan, (the “2010 Plan”). The 2015 Plan has available 8.7 million shares (5.8 million to be issued pursuant to future awards and grants under the 2015 Plan, 2.7 million shares that are subject to outstanding grants under the 2010 Plan, and 0.2 million shares to be issued pursuant to the 2011 Employee Stock Purchase Plan) for awards to employees, nonemployee directors, consultants, and advisors in the form of incentive stock options ("ISO"), nonqualified stock options ("NQSO"), restricted stock awards ("RSA"), restricted stock units ("RSU"), stock appreciation rights and other stock-based awards. The "evergreen" provision that allowed the Company to authorize additional shares to be issued under the 2010 plan was removed from the 2015 Plan. Accordingly, the maximum number of shares that can be issued will be fixed and cannot be increased in the future without shareholder approval.

Under the 2015 Plan, the Compensation Committee of the Board of Directors (the "Compensation Committee") will determine the exercise price of the options granted and may grant options to purchase shares of the Company’s common stock in amounts as determined by the Compensation Committee. The Compensation Committee may grant options that are intended to qualify as ISOs under Section 422 of the Internal Revenue Code, or NQSOs which are not intended to so qualify. ISOs may only be granted to employees. Anyone eligible to participate in the 2015 Plan may receive a grant of NQSOs. The exercise price of a stock option granted under the 2015 Plan cannot be less than the fair market value of a share of the Company’s common stock on the date the option is granted. All options granted under the 2015 Plan expire seven years from the date of grant.

Stock Options

The following table summarizes the stock option activity under all plans from January 1, 2016 through December 31, 2016 (in thousands, except per share amounts):

	Options Outstanding
			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Life (Years)	Intrinsic Value
Outstanding January 1, 2016	1,358	$5.76	4.16
Granted	243	6.76	7.00
Exercised	(180)	3.93	1.55
Forfeited/Expired	(28)	7.36	4.05
Outstanding December 31, 2016	1,393	$6.13	2.96	$1,604
Vested and expected to vest options	1,368	$6.10	3.61	$1,603
Exercisable, December 31, 2016	956	$5.62	2.80	$1,465

Fair market value of common stock at exercise date	$1,249
Cost to exercise	706
Net value of stock options exercised	$542

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2016:

	Options Outstanding			Options Exercisable
			Weighted
			Average
		Weighted	Remaining	Number of	Weighted
	Number	Average	Contractual	Options	Average
Exercise Price	Outstanding	Exercise Price	Life (Years)	Exercisable	Exercise Price
$3.83	317	$3.83	0.57	317	$3.83
$4.40	218	4.40	3.22	154	$4.40
$5.30	199	5.30	2.16	199	$5.30
$6.76	244	6.76	6.34	—	$6.76
$8.02	210	8.02	1.22	210	$8.02
$9.51	127	9.51	5.40	34	$9.51
$9.95	78	9.95	4.17	42	$9.95
	1,393	$6.13	2.96	956	$5.62

The weighted-average remaining contractual life for the 1.4 million outstanding options as of December 31, 2016, is approximately 2.96 years. There were 1.0 million stock options exercisable as of December 31, 2016. The total intrinsic value of stock options exercised during 2016, 2015, and 2014 respectively was $0.5 million, $3.5 million and $4.2 million. During 2016, the Company had 0.2 million stock options vest. The Company received $0.7 million, $2.4 million, and $2.1 million from stock option exercises in 2016, 2015, and 2014, respectively.

In 2016, the Company granted 0.2 million options to employees. In 2015, the Company granted 0.1 million options to employees. In 2014, the Company granted 0.1 million options to employees. The weighted average grant-date fair value of stock options granted in the years ended December 31, 2016, 2015, and 2014 was $2.18, $3.43, and $3.79, respectively.

The Compensation Committee approved stock option grants with a fair market value estimated under a Black-Scholes option pricing valuation model using the following assumptions:

	For the Fiscal Year Ended December 31,
	2016	2015	2014
Valuation Assumptions
Risk-free rate	1.19%	1.47%	1.40%
Expected volatility	47.63%	49.08%	51.80%
Expected term (years)	4.75	4.75	4.80
Dividend yield	3.0%	2.1%	2.0%

The expected volatility was calculated on the basis of the volatility of the Company's common stock. The average risk free rate is based upon the risk free rate of the U.S. Treasury bond rate with a maturity commensurate with the expected term. The options granted during 2016 were granted on May 5, 2016.

Restricted Stock Units and Restricted Stock Awards

The 2015 Plan provides for the issuance of RSUs that are convertible on a 1:1 basis into shares of the Company’s common stock. The Company maintains a restricted stock unit account for each grantee. RSU grants typically vest over four years, with 25% vesting on each anniversary date of the grant. After the RSUs vest, the grantee shall receive payment in the form of cash, shares of the Company’s common stock, or a combination of the two, as determined by the Company. Payment of cash and issuance of shares shall be made upon the vesting date, upon a predetermined delivery date, upon a change in control of the Company, or upon the employee leaving the Company. The Company has historically settled these awards through the issuance of common stock to recipients and intends to continue to do so. The Company may also issue performance grants, which vest immediately, but under which delivery of the common stock is deferred until a later date. RSUs are assigned the value of the Company’s common stock at date of grant issuance, and the grant date fair value is amortized over a four year period. During 2016, 2015 and 2014, 0.9 million, 0.6 million and 0.5 million RSUs, respectively, were granted to employees and members of the Board of Directors.

The 2015 Plan also provides for the issuance of restricted stock awards, or RSAs, which represent shares of the Company’s common stock subject to transfer and other restrictions. The Company maintains a restricted stock award account for each grantee. Restrictions typically lapse over four years, with 25% vesting on each anniversary date of the grant. After the restrictions lapse, or upon a change in control of the Company, the grantee shall receive payment in the form of cash, shares of the Company’s common stock, or a combination of the two, as determined by the Company. The Company has historically settled these awards through the issuance of common stock to recipients and intends to continue to do so. The Company may also issue performance grants which have immediate vesting. There were no RSAs granted during 2016, 2015 or 2014.

A summary of the status of the Company’s non-vested shares of RSUs as of December 31, 2016 and changes during the year ended December 31, 2016, is presented below (in thousands, except per share amounts):

		Weighted Average
	Number	Grant Date
Non-Vested Shares	of RSUs	Fair Value
Non-vested at January 1, 2016	1,183	$8.03
Granted	920	6.76
Vested	(500)	7.27
Forfeited	(129)	8.18
Non-vested at December 31, 2016	1,474	$7.49

As of December 31, 2016, there was $9.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2010 Plan. The cost is expected to be recognized over a weighted-average period of approximately three years. The fair market value on the grant date for RSUs and RSAs vested during the years ended December 31, 2015 and December 31, 2014 was $2.9 million and $4.3 million, respectively. The total intrinsic value of the RSUs that became unrestricted during the year ended December 31, 2016 was $3.4 million at the date they became unrestricted. RSUs that were vested during the year ended December 31, 2016, had a value at grant date of $3.6 million. The Company granted RSUs during the year ended December 31, 2016 which had a value of $6.2 million at grant date. There were no RSAs granted or vested during the year ended December 31, 2016. The fair market value of RSUs at the date of grant during the year ended December 31, 2015 was $5.7 million.

Employee Stock Purchase Plan

The 2011 Employee Stock Purchase Plan ("ESPP") was adopted by the Company’s Board of Directors on November 22, 2010. The ESPP became effective on January 1, 2011. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the interim purchase date through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 500,000. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. For the year ended December 31, 2016, 96,173 shares were issued under the plan. For the year ended December 31, 2015, 92,777 shares were issued under the ESPP. The discount on the ESPP of $0.1 million is recorded to Employee compensation and benefits in the Consolidated Statement of Income and Comprehensive Income.

15. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, unvested restricted stock units and unvested restricted stock awards. Approximately 0.2 million and 0.4 million stock options were excluded from the calculation of diluted earnings per share for the years ended December 31, 2016 and 2015, respectively, as they were anti-dilutive.

Diluted earnings per share excludes any shares of Company common stock potentially issuable under the Company's convertible senior notes, which are discussed in Note 13. Based upon an assumed trading price of $13 for each share of the Company's common stock, and if the relevant conditions under the indenture governing both 2018 and 2020 convertible senior notes were satisfied, there would be no additional dilutive shares as of December 31, 2016 for the 2018 and 2020 notes, respectively.
The following table sets forth the computation of earnings per share (amounts in thousands except share and per share data):

	For the years ended December 31,
	2016	2015	2014
Net income applicable to GAIN Capital Holdings, Inc.	$35,272	$10,279	$24,877
Adjustment(1)	(2,715)	308	(2,107)
Net income available to GAIN common shareholders	$32,557	$10,587	$22,770
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	48,588,917	47,601,979	40,561,644
Effect of dilutive securities:
Stock options	163,223	424,087	763,068
RSUs/RSAs	33,534	352,985	1,890,183
Diluted weighted average common shares outstanding	48,785,674	48,379,051	43,214,895
Earnings per common share
Basic	$0.67	$0.22	$0.56
Diluted	$0.67	$0.22	$0.53

(1)
During the years ending December 31, 2016, 2015 and 2014, the Company concluded that the carrying value of the Company's redeemable non-controlling interests was less than their redemption value, requiring that an adjustment to the carrying value be recorded for purposes of calculating earnings per common share. The adjustment to increase or reduce the carrying value will, respectively, reduce or increase earnings per common share by reducing or increasing net income available to common shareholders.

16. LEGAL
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
For certain legal proceedings, the Company can estimate possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued. For certain other legal proceedings, the Company cannot reasonably estimate such losses, if any, since the Company cannot predict if, how or when such proceedings will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues must be developed, including the need to discover and determine important factual matters and the need to address novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss can be reasonably estimated for any proceeding.
Litigation

On February 16, 2012, the Company received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with the Company and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint had been filed and served on the Company, the claimants requested, and the Company agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. On April 28, 2016, the parties entered into a Settlement Agreement in which the Company agreed to make a one-time settlement payment in exchange for a full and final settlement of all claims. For the year ended December 31, 2016, the settlement amount, net of insurance recoveries, totaled approximately $9.2 million.

17. COMMITMENTS AND CONTINGENCIES

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

Years Ended December 31:
2017	$12,948
2018	4,310
2019	3,723
2020	3,120
2021 and beyond	12,700
Total	$36,801

Rent expense, which is recorded on a straight-line basis, was $2.9 million, $3.7 million, and $5.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

18. INCOME TAXES
The following table presents the U.S. and non-U.S. components of income before income tax (benefit) / expense for the years ended December 31, 2016, 2015, and 2014 (amounts in thousands):

For the Fiscal Year Ended
December 31,

	2016	2015	2014
U.S.	$2,701	$(39,761)	$17,439
Non-U.S.	44,541	48,188	28,011
Total income before tax (benefit) / expense	$47,242	$8,427	$45,450

Income tax (benefit) / expense consisted of (amounts in thousands):

	For the Fiscal Year Ended
	December 31,
	2016	2015	2014
Current
Federal	$3,365	$1,136	$8,658
State	336	172	(199)
UK	8,859	7,239	5,322
Japan	64	127	173
Other non-U.S.	625	169	78
Total current income tax expense	13,249	8,843	14,032
Deferred
Federal	(276)	(9,889)	4,966
State	(822)	(1,375)	(99)
UK	601	(337)	(122)
Singapore	(2,162)	—	—
Japan	(528)	(148)	159
Other non-U.S.	(620)	(545)	20
Change in valuation allowance	326	(61)	184
Total deferred tax (benefit) / expense	(3,481)	(12,355)	5,108
Total income tax (benefit) / expense	$9,768	$(3,512)	$19,140

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Certain net deferred tax assets of the Company are included in Other assets on the Consolidated Balance Sheets. The change in valuation allowance for the year ended December 31, 2016 compared to December 31, 2015 was $0.3 million. Significant components of the Company’s deferred tax assets and liabilities were as follows (amounts in thousands):

	December 31,
	2016	2015
Deferred tax assets
Foreign net operating losses	$10,161	$13,286
Share-based compensation	1,506	1,437
Intangible assets	5,423	3,012
Basis difference in property and equipment	5,138	4,950
Other	2,793	2,962
Total deferred tax assets	25,021	25,647
Valuation allowance	(1,179)	(853)
Total deferred tax assets after valuation allowance	$23,842	$24,794

Deferred tax liabilities
Unrealized trading losses	(4,234)	—
Discount on convertible note	(4,727)	(6,186)

Other	(181)	(781)
Total deferred liabilities	(9,142)	(6,967)
Net deferred tax assets	$14,700	$17,827

The Company has $51.7 million in foreign net operating loss (“NOL”) carry forwards as of December 31, 2016. These NOLs begin to expire in 2019. The Company has a deferred tax asset of $10.2 million relating to these NOLs. For the year ended December 31, 2016, the Company has established a valuation allowance of $1.2 million. The Company believes it is more likely than not that it will fully realize, excluding the amount of deferred tax asset for which it established a valuation allowance, the deferred tax assets.

The following table reconciles the effective tax rate to the U.S. federal statutory income tax rate:

	2016	2015	2014
Federal income tax at statutory rate	35.00%	35.00%	35.00%
Increase/(decrease) in effective tax rate resulting from:
State income tax	(0.67)%	(9.25)%	(0.57)%
Foreign rate differential	8.20%	(96.96)%	(9.71)%
Deemed dividends	0.01%	55.30%	—%
Non-deductible transaction costs	—%	11.71%	1.42%
Impact of non-controlling interests	(1.59)%	(6.89)%	(1.10)%
Contingent liability	—%	(27.92)%	—%
Foreign losses	—%	(19.20)%	—%
162 (m)	0.33%	3.44%	—%
GFT Carryback	—%	(6.58)%	—%
Uncertain tax positions	2.36%	19.67%	14.04%
Impairment of investment	8.36%	—%	—%
Non-taxable dividend	(32.16)%	—%	—%
U.K. Bank tax	2.92%	—%	—%
Rate changes	(1.34)%	—%	—%
True-ups and deferred tax adjustments	(2.78)%	—%	—%
Other permanent differences	2.04%	—%	3.03%
Effective Tax Rate	20.68%	(41.68)%	42.11%

In 2016, the Company had a number of discrete tax items that impacted its effective tax rate:

•	The Company paid inter-company dividends due to internal restructuring of $43.4 million which is non-taxable in the jurisdiction received.

•	The Company wrote down the investment value of one of its subsidiaries resulting in a non-deductible expense.

•	The elimination of the inter-company transactions listed above had an unfavorable impact on its foreign rate differential.

At December 31, 2016, the Company had approximately $76.9 million of undistributed earnings of our foreign subsidiaries indefinitely invested outside the United States. In connection with the previously announced restatement of our financial statements for the years ended December 31, 2014 and 2013 and certain quarters of 2015, we took a charge for U.S. taxes that would arise if $48.3 million of these earnings were repatriated to the United States. The remaining earnings are indefinitely invested outside the United States and are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. If the remaining earnings had been repatriated into the United States as of December 31, 2016, in the form of dividends or otherwise, we would have been subject to additional income taxes of approximately $6.4 million.

The Company has recorded a liability of $4.6 million related to uncertain tax positions at December 31, 2016 in accordance with ASC 740-10, Income Taxes. This liability is recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

The following table summarizes the activity of the gross unrecognized tax benefits from uncertain tax positions (amounts in thousands):

	As of December 31,
	2016	2015	2014
Beginning balance as of January 1	$11,801	$10,517	$8,345
Increases based on tax positions related to the current period	—	885	2,197
Increases/(decreases) based on tax positions related to prior periods	(6,617)	429	—
Decreases related to settlements	(554)	—	—
Decreases related to a lapse of applicable statute of limitations	(2)	(30)	(25)
Ending balance as of December 31	$4,628	$11,801	$10,517

Included in the balance of unrecognized tax benefits as of December 31, 2016, December 31, 2015 and December 31, 2014 are $4.6 million, $11.8 million and $10.5 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The Company’s open tax years range from 2010 through 2015 for its U.S. federal returns, from 2012 through 2015 for the U.K., from March 2015 through March 2016 for Japan and from 2011 through 2015 for its major U.S. state jurisdictions. It is reasonably possible that the amount of liability for unrecognized tax benefits could change during the next 12 months. An estimate of the range of the possible change cannot be made until issues are further developed or examinations closed.

In addition to the total unrecognized tax benefits noted above, the Company recorded $0.9 million and $1.8 million of penalties and interest for the years ended December 31, 2016 and December 31, 2015, respectively. These amounts are recorded in Income tax (benefit) / expense in the Consolidated Statements of Income and are part of the uncertain tax positions impact when reconciling the federal income tax rate to the Company's effective tax rate.

19. RETIREMENT PLANS

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

The expense recorded to employee compensation and benefits on the Consolidated Statements of Income and Comprehensive Income by the Company for its employees’ participation in the respective plans during the years ended December 31, 2016, 2015 and 2014 was $0.9 million, $0.9 million, and $1.3 million, respectively.

20. REGULATORY REQUIREMENTS
GCGL is the Company’s FCM and RFED subsidiary, is subject to the CFTC Net Capital Rule (Rule 1.17) and NFA Financial Requirements Sections 11 and 12. Under applicable provisions of these regulations, GCGL is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Maintenance Margin or $20.0 million plus 5.0% of all liabilities owed to retail customers exceeding $10.0 million plus 10% of all liabilities owed to eligible contract participant counterparties acting as a dealer that are not an affiliate. In addition, Gain Capital Group, LLC is subject to Regulation 1.17(c)(5) which require the company to reduce net capital by various haircut charges including, but not limited to haircut for uncovered foreign currency balances, haircut for securities as well as charges for under margined commodity futures and commodity options accounts. At December 31, 2016, GCGL maintained $19.5 million more than the required minimum regulatory capital for a total of 1.7 times the required capital.

GAIN Capital Securities, Inc. ("GCSI") is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended. GCSI is a member of the Financial Industry Regulatory Authority (“FINRA”), Municipal Securities Rulemaking Board (“MSRB”), and Securities Investor Protection Corporation (“SIPC”). Pursuant to the SEC’s Uniform Net Capital Rule 15c3-1, GCSI is required to maintain a minimum net capital balance (as defined) of $0.1 million. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. At December 31, 2016, GCSI maintained $0.3 million more than the minimum required regulatory capital for a total of 4.0 times the required capital.

GCUK1 is registered in the U.K. and regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK1 is required to maintain the greater of approximately $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market risk. At December 31, 2016, GCUK1 maintained $23.5 million more than the minimum required regulatory capital for a total of 4.7 times the required capital. Following the successful integration of City Index in the UK, GCUK1 no longer has any clients and is no longer trading. It is currently in the process of deregistering its licence with FCA. Until that time, GCUK1 will maintain its regulatory capital in line with requirements.

GCUK2 is registered in the U.K. and regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK2 is required to maintain the greater of approximately $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration, market risk. At December 31, 2016, GCUK2 maintained $87.5 million more than the minimum required regulatory capital for a total of 2.2 times the required capital.

GC Japan is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency ("FSA") in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 140%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GC Japan’s market, counterparty credit risk and operational risk. At December 31, 2016, GC Japan maintained $7.0 million more than the minimum required regulatory capital for a total of 5.7 times the required capital.

GCAU1 is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). The Australian Securities and Investments Commission ("ASIC") is the corporate, markets and financial services regulator in Australia responsible for administering aspects of the Corporations Act 2001. GCAU1 holds an Australian Financial Services License that has been issued by ASIC. GCAU1 is required to maintain a minimum capital requirement of $0.7 million (1.0 million AUD). The regulatory capital held is required to be in excess of 110% of its requirements at all times. At December 31, 2016, GCAU1 maintained $1.8 million more than the minimum required regulatory capital for a total of 3.6 times the required capital.

Effective January 31, 2014, ASIC increased the Net Tangible Assets ("NTA") requirement, as part of RG166: Licensing: Financial Requirements, for OTC derivative issuers.  ASIC requires retail OTC derivative issuers to have at all times the greater of $0.8 million or 10% of average revenue on hand at all times.  RG166 outlines that, at the minimum, 50% of the NTA requirement is required to be held in cash or cash equivalents and 50% in liquid assets.  OTC derivative issuers must report to ASIC if their NTA falls below 110% of the requirement within 3 business days after becoming aware of the event.

GCAU2 is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). GCAU2 holds an Australian Financial Services License that has been issued by ASIC. GCAU2 is required to maintain a minimum capital requirement of $0.7 million (1.0 million AUD). The regulatory capital held is required to be in excess of 110% of its requirements at all times. At December 31, 2016, GCAU2 maintained $3.4 million more than the minimum required regulatory capital for a total of 5.9 times the required capital.

Gain Capital Forex.Com Hong Kong, Ltd. ('GCHK') is licensed by the Securities and Futures Commission (“SFC”) to carry out Type 3 Regulated Activity, Leveraged Foreign Exchange Trading. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of the higher of $1.9 million or the sum of 1.5% of its aggregate gross foreign currency position and 5% of its adjusted liabilities and clients’ margin calculated in accordance with applicable rules. At December 31, 2016, GCHK maintained $1.6 million more than the minimum required regulatory capital for a total of 1.8 times the required capital.

GGMI, the Company’s Cayman Island subsidiary, is a registered securities arranger and market leader with the Cayman Islands Monetary Authority (“CIMA”). GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or the financial resources requirement which is the sum of the Base Requirement, counterparty and position risk requirement, or $0.1 million. At December 31, 2016, GGMI maintained $1.2 million more than the minimum required regulatory capital for a total of 13.0 times the required capital.

GCCA is a Dealer Member of the Investment Industry Regulatory Organization of Canada ("IIROC) and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory, but generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission, or OSC. GCCA is required to maintain risk-adjusted capital in excess of the minimum capital requirement. At December 31, 2016, GCCA maintained $1.2 million more than the minimum required regulatory capital for a total of 7.0 times the required capital.

GCS is registered by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of Capital Market Services License. GCS is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap 289). Under these rules GCS is required to maintain a minimum base capital of approximately $0.3 million (1.0 million SGD) and Financial Resources in excess of 120% of the total risk requirements, which is calculated as the sum of operational, counterparty, large exposure and market risk at all times. At December 31, 2016, GCS maintained $8.5 million more than the required minimum regulatory capital for a total of 29.3 times the required capital.

Trade Facts is registered in the U.K. and regulated by the FCA as a BIPRU Limited License Firm. Trade Facts is required to maintain a base financial resources requirement of approximately $0.5 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or fixed overhead requirement. At December 31, 2016, Trade Facts maintained $3.1 million more than the minimum required regulatory capital for a total of 7.2 times the required capital.

GAA is a registered Introducing Broker and is subject to the CFTC Net Capital Rule (Rule 1.17). Under applicable provisions of these rules, GAA is required to maintain adjusted net capital of $0.1 million. At December 31, 2016, GAA maintained $1.5 million more than the minimum required regulatory capital for a total of 16.0 times the required capital.

Gain Capital Payments Ltd is regulated in the U.K by the FCA and is authorized to carry out Payment services under the Payment Services Regulations 2009. The regulatory capital held should exceed the minimum defined as the greater of either (i) $0.1 million (€125,000) or (ii) requirements determined by the ‘overhead scalar approach’. At December 31, 2016, Gain Capital Payments Limited maintained the minimum required regulatory capital.

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of December 31, 2016 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$28.5	$48.0	$19.5	168%
GAIN Capital Forex.com Australia, Pty. Ltd.	0.7	2.5	1.8	357%
GAIN Capital Securities, Inc.	0.1	0.4	0.3	400%
Trade Facts, Ltd.	0.5	3.6	3.1	720%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.5	1.6	184%
GAIN Capital Australia Pty Ltd.	0.7	4.1	3.4	586%
GAIN Capital-Forex.com Canada Ltd.	0.2	1.4	1.2	700%
GAIN Capital-Forex.com U.K., Ltd.	6.4	29.9	23.5	467%
GAIN Capital Japan Co., Ltd.	1.5	8.5	7.0	567%
GAIN Global Markets, Inc.	0.1	1.3	1.2	1,300%
GAIN Capital UK, Ltd.	71.9	159.4	87.5	222%
GAIN Capital Singapore Pte, Ltd.	0.3	8.8	8.5	2,933%
Global Assets Advisors, LLC	0.1	1.6	1.5	1,600%
GAIN Capital Payments Ltd.	0.1	0.1	$—	100%
Total	$113.0	$273.1	$160.1	242%

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

Corporate and other

Corporate and other provides general corporate services to the Company's segments and also includes eliminations between operating segments which were $1.2 million, $1.3 million and $0.9 million for the twelve months ended December 31, 2016, 2015 and 2014. Corporate and other revenue primarily comprises foreign currency transaction gains and losses. During the twelve months ended December 31, 2015, corporate and other revenue also included a $6.7 million adjustment to the contingent consideration related to the Trade Facts acquisition.
Selected financial information by segment is presented in the following tables (amounts in thousands):

Retail
	Year Ended December 31,
	2016	2015	2014
Net revenue	$336,353	$351,472	$296,941

Employee compensation and benefits	62,423	67,515	61,989
Selling and marketing	27,666	26,129	19,574
Referral fees	55,080	87,175	78,553
Other operating expenses	75,488	76,301	51,561
Segment profit	$115,696	$94,352	$85,264

Institutional
	Year Ended December 31,
	2016	2015	2014
Net revenue	$30,219	$35,072	$35,413

Employee compensation and benefits	14,424	15,305	13,963
Selling and marketing	103	138	120

Referral fees	—	—	—
Other operating expenses	10,342	9,573	10,939
Segment profit	$5,350	$10,056	$10,391

Futures
	Year Ended December 31,
	2016	2015	2014
Net revenue	$48,084	45,797	36,016

Employee compensation and benefits	11,967	10,634	8,918
Selling and marketing	972	901	519
Referral fees	15,672	16,348	12,419
Other operating expenses	14,769	13,960	11,585
Segment profit	$4,704	$3,954	$2,575

Corporate and Other
	Year Ended December 31,
	2016	2015	2014
Other revenue	$(2,831)	$(3,716)	$819

Employee compensation and benefits	13,090	13,127	14,362
Selling and marketing	1	—	—
Referral fees	—	—	—
Other operating expenses	10,210	11,038	10,001
Loss	$(26,132)	$(27,881)	$(23,544)

Reconciliation of operating segment profit to Income before income tax expense

	For the Fiscal Year Ended December 31,
	2016	2015	2014
Retail segment	$115,696	$94,352	$85,264
Institutional segment	5,350	10,056	10,391
Futures segment	4,704	3,954	2,575
Corporate and other	(26,132)	(27,881)	(23,544)
SEGMENT PROFIT	99,618	80,481	74,686
Depreciation and amortization	13,905	11,111	6,610
Purchased intangible amortization	15,016	16,550	8,080
Acquisition expenses	—	2,819	3,526
Restructuring expenses	1,041	3,482	2,334
Integration expenses	2,788	33,092	2,489
Impairment of investment	—	—	50
Change in fair value to contingent consideration	—	(6,722)	—
Legal settlement	9,205	—	—
SNB bad debt provision	—	2,500	—
OPERATING PROFIT	57,663	17,649	51,597
Interest expense on long term borrowings	10,421	9,222	6,147
INCOME BEFORE INCOME TAX EXPENSE	$47,242	$8,427	$45,450
Net revenue (loss) by geographic area for the years ended December 31, 2016, 2015 and 2014 is as follows ($ in thousands):

	2016	2015	2014
Net Revenue(1):
North America(2)	$126,600	$107,534	$133,103
Europe(3)	264,879	307,087	237,391
Other	20,346	20,726	(1,305)
Total Net Revenue	$411,825	$435,347	$369,189
(1) - Net revenue is attributed to individual countries based on the jurisdiction of the formation of the reporting entity that records the transaction
(2) - Includes U.S. net revenue of $126.3 million, $107.5 million, and $133.1 million for 2016, 2015, and 2014 respectively.
(3) - Includes U.K. net revenue of $264.7 million and $307.3 million, and $237.7 million for 2016, 2015, and 2014 respectively.
Long-lived assets by geographic area as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Long-lived assets(1):
North America(2)	$6,875	$6,370
Europe(3)	27,779	23,147
Other	1,808	850
Total long-lived assets	$36,462	$30,367
(1) - Long-lived assets are comprised of property and equipment, net. They exclude goodwill, other intangible assets and other assets, which are not attributable to any one geographic location.
(2) - Includes U.S. long-lived assets of $6.9 million, $6.4 million for 2016 and 2015, respectively.
(3) - Includes UK long-lived assets of $27.8 million, $23.1 million for 2016 and 2015, respectively.

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for 2016 and 2015 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the Year Ended December 31, 2016
Total non-interest revenue	$115,340	$107,975	$71,966	$115,427
Net revenue	$115,554	$108,290	$72,223	$115,758
Income/(loss) before income tax expense	$11,064	$16,629	$(7,156)	$26,705
Net income/(loss)	$8,701	$11,586	$(3,966)	$21,091
Net income attributable to non-controlling interest	$349	$745	$748	$298
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$8,352	$10,841	$(4,714)	$20,793
Basic net income/(loss) per share	$0.17	$0.19	$(0.11)	$0.42
Diluted net income/(loss) per share	$0.17	$0.19	$(0.11)	$0.42

For the Year Ended December 31, 2015
Total non-interest revenue	$92,967	$111,452	$128,045	$102,712
Net revenue	$92,986	$111,457	$128,111	$102,793
Income/(loss) before income tax expense	$11,554	$(12,741)	$9,418	$196
Net income/(loss)	$5,809	$(6,702)	$1,556	$11,276
Net income attributable to non-controlling interest	$344	$416	$583	$317
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$5,465	$(7,118)	$973	$10,959
Basic net income/(loss) per share	$0.11	$(0.16)	$0.05	$0.23
Diluted net income/(loss) per share	$0.11	$(0.16)	$0.05	$0.23

23. SUBSEQUENT EVENTS

In March 2017, the Company announced the payment of a $0.06 dividend per share of Common Stock payable on March 31, 2017 to stockholders of record on March 28, 2017.

On February 7, 2017, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") with Forex Capital Markets L.L.C. ("FXCM"). Pursuant to the terms of the Purchase Agreement, FXCM transferred substantially all of its U.S.-domiciled customer accounts to the Company effective as of February 24, 2017. In consideration of the transfer of these accounts, the Company will pay FXCM, without duplication:

•	$500 per account for each transferred account that first executes a new trade with GAIN during the 76-day period immediately following the closing of the account transfer (the "Initial Period"); and

•
$250 per account for each transferred account that (i) did not execute a new trade with GAIN during the Initial Period and (ii) executes a new trade with GAIN during the 77-day period immediately following the last day of the Initial Period.

Schedule I
GAIN CAPITAL HOLDINGS, INC.
(Parent Company Only)
Condensed Balance Sheets
(in thousands, except share data)

	As of December 31,
	2016	2015
ASSETS:
Cash and cash equivalents	$3,350	$451
Equity investments in subsidiaries	501,553	447,732
Receivables from affiliates	—	2,442
Income tax receivable	903	9,482
Deferred tax assets, net	10,120	13,563
Other assets	6,100	499
Total assets	$522,026	$474,169
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities
Accrued compensation and benefits	$60	$211
Accrued expenses and other liabilities	13,489	20,438
Payable to affiliates	89,526	25,440
Convertible senior notes	124,769	121,996
Total liabilities	227,844	168,085
Commitments and contingent liabilities (see Note 3)
Shareholders' Equity
Common stock ($0.00001 par value; 120 million shares authorized, 52,848,811 shares issued and 48,220,243 shares outstanding as of December 31, 2016; 120 million shares authorized, 52,072,884 shares issued and 48,771,015 shares outstanding as of December 31, 2015)	—	—
Accumulated other comprehensive income	(36,842)	(5,865)
Additional paid-in capital	218,392	212,981
Treasury stock, at cost (4,628,568 shares at December 31, 2016 and 3,301,869 at December 31, 2015, respectively)	(30,767)	(21,808)
Retained earnings	143,399	120,776
Total shareholders' equity	294,182	306,084
Total liabilities and shareholders' equity	$522,026	$474,169

Schedule I
GAIN CAPITAL HOLDINGS, INC.
(Parent Company Only)
Condensed Statements of Income and Comprehensive Income
(in thousands)

	For the Fiscal Year Ended
	December 31,
	2016	2015	2014
REVENUE:
Dividends from subsidiaries	$—	$38,642	$—
Interest and other	64	178	90
Total revenue	$64	$38,820	$90
OPERATING EXPENSES:
Interest expense	39	63	64
Employee compensation and benefits	6,852	10,096	11,578
Legal Settlements	9,205	—	—
General and administrative	6,412	6,775	8,208
Total operating expenses	22,508	16,934	19,850
Interest expense on long term borrowings	10,421	9,222	6,147
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	(32,865)	12,664	(25,907)
Income tax (benefit) / expense	2,603	(10,875)	(2,584)
NET INCOME/(LOSS) BEFORE UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(35,468)	23,539	(23,323)
Equity in earnings of subsidiaries	70,741	(13,260)	48,200
NET INCOME	35,273	10,279	24,877
Other comprehensive (loss) / income
Foreign currency translation adjustment	(30,977)	(4,352)	(4,089)
EQUITY IN COMPREHENSIVE INCOME	$4,296	$5,927	$20,788

Schedule I
GAIN CAPITAL HOLDINGS, INC.
(Parent Company Only)
Condensed Statements of Cash Flows
(in thousands)

	For the Fiscal Year Ended
	December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,273	$10,279	$24,877
Adjustments to reconcile net income to cash provided by operating activities
Equity in earnings of subsidiaries	(70,741)	13,260	(48,200)
Loss on extinguishment of debt	(89)	—	—
Gain on foreign currency exchange rates	21	(66)	—
Deferred tax (benefit)/expense	(1,098)	(11,264)	4,867
Amortization of deferred finance costs	442	354	354
Dividends received	28	—	—
Stock compensation expense	4,151	3,680	3,452
Convertible note discount amortization	4,310	3,624	2,150
Changes in operating assets and liabilities:
Receivables from affiliates	2,442	37,548	(33,827)
Other assets	(5,861)	7,237	(9,996)
Income tax receivable	13,121	(9,069)	(771)
Accrued compensation and benefits	(151)	160	51
Accrued expenses and other liabilities	(6,949)	(4,876)	10,426
Payable to affiliates	64,064	(36,549)	61,990
Cash provided by operating activities	38,963	14,318	15,373
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment and funding of subsidiaries	(23,957)	7,081	(51,107)
Purchase of partial interest in GAA/TT	7,444	—	—
Purchase of short term investments	—	—	(92)
Cash provided by / (used for) investing activities	(16,513)	7,081	(51,199)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquisitions	—	(11,829)	—
Repurchase of Convertible Notes	(1,735)	—	—
Proceeds from exercise of stock options	706	2,386	2,087
Proceeds from employee stock purchase plan	610	789	740
Purchase of treasury stock	(8,959)	(5,088)	(1,251)
Tax benefit from employee stock option exercises	49	1,140	1,221
Dividend payments	(10,222)	(9,530)	(8,139)
Cash used for financing activities	(19,551)	(22,132)	(5,342)
(DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	2,899	(733)	(41,168)
CASH AND CASH EQUIVALENTS — Beginning of year	451	1,184	42,352
CASH AND CASH EQUIVALENTS — End of year	$3,350	$451	$1,184
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:

Interest paid	$5,830	$4,538	$3,373
Taxes refunds received/taxes (paid)	$(3,552)	$733	$(3,711)
Non-cash financing activities related to acquisitions:
Common stock issued as consideration for asset and business acquisitions	$—	$45,100	$6,493

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

The Company has several subsidiaries that are subjected to minimum net capital requirements as noted in Note 20 - Regulatory Requirements, in the accompanying consolidated financial statements. In accordance with SEC Rule § 210.12-04 Condensed financial information of registrant, the condensed financial information of the Parent Company is required to be presented when the restricted net assets of consolidated subsidiaries exceed 25 percent of the consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant's proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the Parent Company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party such as the primary regulators of the Company’s operating subsidiaries.

The Parent Company on a stand-alone basis, has accounted for majority-owned subsidiaries using the equity method of accounting.

2.    Transactions with Subsidiaries

The Parent Company has transactions with its subsidiaries determined on an agreed upon basis. Cash dividends from subsidiaries were $0.0 million, $38.6 million, and $0.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.

3.    Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 17 to the Company’s consolidated financial statements.

ITEM 16. FORM 10-K SUMMARY

None.
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

10.27
Executive Employment Agreement, dated May 5, 2015, by and between GAIN Capital Holdings, Inc. and Glenn Stevens (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015, No. 001-35008).**

10.28
Executive Employment Agreement, dated May 5, 2015, by and between GAIN Capital Holdings, Inc. and Samantha Roady (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015, No. 001-35008).**

10.29
Executive Employment Agreement, dated May 5, 2015, by and between GAIN Capital Holdings, Inc. and Diego Rotsztain (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 10, 2015, No. 001-35008).**

10.30*
Service Agreement, dated as of March 9, 2011, by and between City Index Limited and Nigel Rose (Incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 1-K for the year ended December 31, 2015, filed on March 17, 2016, No. 001-35008).**

10.31
Asset Purchase Agreement, dated as of October 5, 2010, by and among GAIN Capital Group, LLC, GAIN Capital-Forex.com U.K., and GAIN Capital Forex.com Japan, Co. Ltd., and Capital Market Services, LLC, Capital Market Services UK Ltd., Capital Market Services International - BM, Ltd., and CMS Japan K.K. (Incorporated by reference to Exhibit 10.64 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

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

10.34
Stockholders’ Agreement, dated as of April 24, 2013, by and among GAIN Capital Holdings, Inc. and Gary J. Tilkin (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 2013, filed on May 10, 2013, No. 001-35008).

10.35
Amended and Restated Stockholders’ Agreement, dated as of September 24, 2013, by and between GAIN Capital Holdings, Inc. and Gary J. Tilkin (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2013, filed on November 12, 2013, No. 001-35008).

10.36
Membership Interest Purchase Agreement, dated as of March 7, 2014, by and among GAIN Capital Holdings, Inc., Global Asset Advisors, LLC, Lucky Good Dog, L.L.C., Glenn A. Swanson and Andrew W. Daniels (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 12, 2014, No. 001-35008).

10.37
Membership Interest Purchase Agreement, dated as of March 7, 2014, by and among GAIN Capital Holdings, Inc., Top Third Ag Marketing LLC, Global Asset Advisors, LLC, Lucky Good Dog, L.L.C., Glenn A. Swanson and Mark Gold (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 12, 2014, No. 001-35008).

10.38
Asset Purchase Agreement, dated as of July 10, 2014, between GAIN GTX Bermuda, Ltd., GAIN Capital Holdings, Inc. and Valaquenta Intellectual Properties Limited (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 11, 2014, No. 001-35008).

10.39
Asset Purchase Agreement, dated as of July 10, 2014, between GAIN GTX Bermuda, Ltd., GAIN Capital Holdings, Inc. and Forexster Limited (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 11, 2014, No. 001-35008).

10.40
Stockholders' Agreement, effective as of October 31, 2104, among GAIN Capital Holdings, Inc., City Index Group Limited and the other parties identified as "Stockholders" therein (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K/A, filed on January 12, 2015, No. 001-35008).

10.41
Form of Registration Rights Agreement among GAIN Capital Holdings, Inc., City Index Group Limited, INCAP Gaming B.V. and the other parties identified as "Investors" therein (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K/A, filed on January 12, 2015, No. 001-35008).

10.42
Letter Agreement, dated as of December 10, 2014, by and among GAIN Capital Holdings, Inc., VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P., VantagePoint Venture Partners IV Principals Fund, L.P. and VP New York Venture Partners, L.P.

10.43*	Employment Agreement, dated as of October 1, 2016, by and between GAIN Capital Holdings, Inc. and Jeffrey Scott.**

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of BDO LLP

23.3*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Compensation related contract.

†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

+
XBRL (Extensible Business Reporting Language) information is furnished and not filed, and is not a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2017.

GAIN CAPITAL HOLDINGS, INC.
By:	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Glenn H. Stevens	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2017
Glenn H. Stevens

/s/ Nigel Rose	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2017
Nigel Rose

/s/ Peter Quick	Chairman of the Board of Directors	March 15, 2017
Peter Quick

/s/ Joseph A. Schenk	Director	March 15, 2017
Joseph A. Schenk

/s/ Christopher W. Calhoun	Director	March 15, 2017
Christopher W. Calhoun

/s/ Thomas Bevilacqua	Director	March 15, 2017
Thomas Bevilacqua

/s/ Christopher S. Sugden	Director	March 15, 2017
Christopher S. Sugden