Form 10-Q
period 2017-03-31
GAIN Capital Holdings, Inc.
filed 2017-05-10
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 30, 2017, the registrant had 47,680,122 shares of common stock, $0.00001 par value per share, outstanding.

GAIN CAPITAL HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements
GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	March 31, 2017	December 31, 2016
ASSETS:
Cash and cash equivalents	$183,667	$234,760
Cash and securities held for customers	1,042,144	945,468
Receivables from brokers	75,859	61,096
Property and equipment	37,978	36,462
Intangible assets	70,498	67,358
Goodwill	32,274	32,107
Other assets	50,217	52,833
Total assets	$1,492,637	$1,430,084
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers	$1,042,144	$945,468
Accrued compensation and benefits	4,885	13,559
Accrued expenses and other liabilities	39,631	41,547
Income tax payable	855	3,965
Convertible senior notes	126,009	124,769
Total liabilities	$1,213,524	$1,129,308
Commitments and contingent liabilities
Redeemable non-controlling interests	$5,800	$6,594
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized, 53,031,562 shares issued and 47,767,973 shares outstanding as of March 31, 2017; 120 million shares authorized, 52,848,811 shares issued and 48,220,243 shares outstanding as of December 31, 2016)	$—	$—
Additional paid-in capital	219,505	218,392
Retained earnings	121,722	143,399
Accumulated other comprehensive loss	(32,303)	(36,842)
Treasury stock, at cost (5,263,589 shares at March 31, 2017 and 4,628,568 at December 31, 2016)	(35,611)	(30,767)
Total shareholders’ equity	273,313	294,182
Total liabilities and shareholders’ equity	$1,492,637	$1,430,084
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
REVENUE:
Retail revenue	$38,931	$95,042
Institutional revenue	8,367	6,707
Futures revenue	10,580	12,018
Other revenue	1,011	1,573
Total non-interest revenue	58,889	115,340
Interest revenue	841	318
Interest expense	163	104
Total net interest revenue	678	214
Net revenue	$59,567	$115,554
EXPENSES:
Employee compensation and benefits	$24,215	$26,393
Selling and marketing	9,256	6,439
Referral fees	16,441	20,663
Trading expenses	8,067	8,433
General and administrative	9,737	16,038
Depreciation and amortization	4,019	3,153
Purchased intangible amortization	3,602	3,922
Communications and technology	5,152	5,279
Bad debt provision	72	572
Restructuring expenses	—	781
Integration expenses	—	813
Legal settlement	—	9,412
Total operating expense	80,561	101,898
OPERATING (LOSS)/PROFIT	(20,994)	13,656
Interest expense on long term borrowings	2,665	2,592
(LOSS)/INCOME BEFORE INCOME TAX EXPENSE	(23,659)	11,064
Income tax (benefit)/expense	(4,893)	2,347
Equity in net loss of affiliate	(20)	(16)
NET (LOSS)/INCOME	(18,786)	8,701
Net income attributable to non-controlling interests	85	349
NET (LOSS)/INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	(18,871)	8,352
Other comprehensive loss:
Foreign currency translation adjustment	4,539	(2,745)
NET COMPREHENSIVE (LOSS)/INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$(14,332)	$5,607
(Loss)/Earnings per common share:
Basic	$(0.39)	$0.17
Diluted	$(0.39)	$0.17
Weighted average common shares outstanding used in computing (loss)/earnings per common share:
Basic	47,894,546	48,622,816
Diluted	47,894,546	48,983,880
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE—December 31, 2016	48,220,243	$—	$(30,767)	$218,392	$143,399	$(36,842)	$294,182
Net loss applicable to Gain Capital Holdings, Inc.	—	—	—	—	(18,871)	—	(18,871)
Exercise of options	182,751	—	—	—	—	—	—
Purchase of treasury stock	(612,423)	—	(4,662)	—	—	—	(4,662)
Shares withheld for net settlements of share-based awards	(22,598)	—	(182)	—	—	—	(182)
Share-based compensation	—	—	—	1,113	—	—	1,113
Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	68	—	68
Dividends declared	—	—	—	—	(2,874)	—	(2,874)
Foreign currency translation adjustment	—	—	—	—	—	4,539	4,539
BALANCE—March 31, 2017	47,767,973	$—	$(35,611)	$219,505	$121,722	$(32,303)	$273,313

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE—December 31, 2015	48,771,015	$—	$(21,808)	$212,981	$120,776	$(5,865)	$306,084
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	8,352	—	8,352
Exercise of options	150,566	—	—	577	—	—	577
Purchase of treasury stock	(500,000)	—	(3,536)	—	—	—	(3,536)
Shares withheld for net settlements of share-based awards	(9,330)	—	(65)	—	—	—	(65)
Share-based compensation	—	—	—	1,067	—	—	1,067
Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	99	—	99
Dividends declared	—	—	—	—	(2,408)	—	(2,408)
Foreign currency translation adjustment	—	—	—	—	—	(2,745)	(2,745)
Conversion of restricted stock into common stock	306,177	—	—	—	—	—	—
Tax benefit of stock options exercises	—	—	—	176	—	—	176
Convertible note buyback	—	—	—	(105)	—	—	(105)
BALANCE—March 31, 2016	48,718,428	—	$(25,409)	$214,696	$126,819	$(8,610)	$307,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(18,786)	$8,701
Adjustments to reconcile net (loss)/income to cash (used in)/provided by operating activities
(Gain)/loss on foreign currency exchange rates	(117)	162
Depreciation and amortization	7,621	7,075
Non-cash integration costs	—	173
Deferred tax (benefit)/expense	—	(169)
Amortization of deferred financing costs	110	110
Bad debt provision	72	572
Convertible senior notes discount amortization	1,130	1,057
Share-based compensation	1,113	1,067
Gain on extinguishment of debt	—	(89)
Equity in net loss of affiliate	20	16
Changes in operating assets and liabilities:
Cash and securities held for customers	(86,437)	45,873
Receivables from brokers	(14,365)	4,159
Other assets	2,969	(4,776)
Payables to customers	86,437	(45,873)
Accrued compensation and benefits	(8,720)	(3,373)
Accrued expenses and other liabilities	(3,334)	15,071
Income tax payable	(2,376)	4,353
Net cash (used in)/provided by operating activities	(34,663)	34,109
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,639)	(5,922)
Acquisition of FXCM assets	(5,125)	—
Net cash used in investing activities	(10,764)	(5,922)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	577
Purchase of treasury stock	(4,844)	(3,601)
Excess tax benefit from employee stock option exercises	—	238
Dividend payments	(2,874)	(2,408)
Distributions to non-controlling interest holders	(811)	—
Repurchase of convertible notes	—	(1,735)
Net cash used in financing activities	(8,529)	(6,929)
Effect of exchange rate changes on cash and cash equivalents	2,863	(3,417)
NET(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(51,093)	17,841
CASH AND CASH EQUIVALENTS—Beginning of period	234,760	171,888
CASH AND CASH EQUIVALENTS—End of period	$183,667	$189,729
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash (paid)/received during the year for:
Interest	$(163)	$(104)
Income taxes	$(403)	$688
Non-cash financing activities:
Adjustment to redemption value of non-controlling interests	$68	$99
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business

GAIN Capital Holdings, Inc. (together with its subsidiaries, the “Company”), is a Delaware corporation formed and incorporated on March 24, 2006. GAIN Holdings, LLC is a wholly-owned subsidiary of GAIN Capital Holdings, Inc., and owns all outstanding membership units of GAIN Capital Group, LLC (“Group, LLC”), the Company's primary regulated entity in the United States. Gain Capital Holdings Ltd. (previously known as "City Index (Holdings) Ltd" or "City Index") is the holding company of the Company's primary regulated entity in the United Kingdom.

The Company is a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. The Company operates its business in three segments. Through its retail segment, the Company provides its retail customers around the world with access to a diverse range of global financial markets, including spot forex, precious metals, spread bets and contracts for difference, or CFDs, on commodities, indices, individual equities, options and interest rate products, as well as OTC options on forex. The Company's institutional segment provides agency execution services and electronic access to spot and forward foreign exchange and precious metals markets via the electronic communications network, or ECN, GTX. The Company's futures segment offers execution and risk management services for exchange-traded futures and futures options on major U.S. and European futures and options exchanges. For more information about the Company's segments, please see Note 17.

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
Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements for the interim periods. The financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the Securities and Exchange Commission's ("SEC") regulations for interim financial statements, and, in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, after the elimination of inter-company transactions and balances.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2) from the goodwill impairment test. Instead, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The guidance will be effective prospectively for the Company for the quarter ending December 31, 2020, with early adoption permitted after January 1, 2017. The impact of this guidance for the Company will depend on the outcomes of future goodwill impairment tests.

In December 2016, the FASB issued technical corrections and improvements to revenue recognition guidance previously issued in May 2014 as discussed below. The FASB issued this update to address narrow aspects of the revenue recognition guidance issued in May 2014, which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of the revenue recognition guidance issued in May 2014. The Company is currently assessing the impact of adopting this guidance on its Condensed Consolidated Financial Statements.

In November 2016, the FASB issued guidance requiring that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning in 2018 and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company is currently evaluating the effect of the standard on its Condensed Consolidated Statement of Cash Flows.

In August 2016, the FASB issued new guidance regarding the classification of certain cash receipts and cash payments on the Statements of Cash Flows. This new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source of use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently assessing the impact of adopting this guidance on its Condensed Consolidated Financial Statements.

In May 2016, the FASB issued new guidance regarding the accounting for revenue from contracts with customers. The FASB issued this update to address certain issues related to assessing collectibility, presentation of sales taxes, non-cash consideration, completed contracts, and contract modifications at transition by reducing cost, complexity, and the potential for diversity in practice at initial application. The guidance affects the revenue recognition guidance issued in May 2014, which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of the revenue recognition guidance issued in May 2014, discussed below. The Company is currently assessing the impact of adopting this guidance on its Condensed Consolidated Financial Statements.

In March and April 2016, the FASB issued new guidance regarding the accounting for revenue from contracts with customers. The FASB issued these updates to improve the operability and understandability of the implementation guidance on principal versus agent considerations, and to provide clarification on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The guidance affects the revenue recognition guidance issued in May 2014, which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of the revenue recognition guidance issued in May 2014, discussed below. The Company is currently assessing the impact of adopting this guidance on its Condensed Consolidated Financial Statements.

In February 2016, the FASB issued new guidance regarding the accounting for leases. The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently assessing the impact on its Condensed Consolidated Financial Statements of adopting this guidance.

In May 2014, the FASB issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. The guidance requires a company to recognize revenue when it transfers promised goods or services to customers. Recognition should be in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services. The guidance requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenues recognized. In July 2015, the FASB deferred the effective date of the new revenue recognition standard by one year, and it is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted, but no earlier than the original effective date of January 1, 2017. The Company is currently assessing the impact of adopting this guidance on its Condensed Consolidated Financial Statements.

3. FAIR VALUE MEASUREMENT

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Cash and cash equivalents:
Money market accounts	$154,991	$—	$—	$154,991
Cash and securities held for customers:
US treasury bills: U.S. government and agency securities	119,934	—	—	119,934
Receivable from brokers:
Broker derivative contracts	—	11,163	—	11,163
Other assets:
Certificates of deposit	175	—	—	175
Other	125	—	—	125
Payables to customers:
Customer derivative contracts	—	108,146	—	108,146
Total	$275,225	$119,309	$—	$394,534

	Fair Value Measurements on a Recurring Basis as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets (Liabilities):
Cash and cash equivalents:
Money market accounts	$120,927	$—	$—	$120,927
Cash and securities held for customers:
US treasury bills: U.S. government and agency securities	135,974	—	—	135,974
Receivable from brokers:
Broker derivative contracts	—	5,228	—	5,228
Other assets:
Certificates of deposit	175	—	—	175
Other	115	—	—	115
Payables to customers:
Customer derivative contracts	—	115,677	—	115,677
Total	$257,191	$120,905	$—	$378,096

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the three months ended March 31, 2017, nor has there been any movement between levels during these respective periods.
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
Level 3 Financial Liabilities

The Company did not have any Level 3 Financial Assets or Liabilities on March 31, 2017 or December 31, 2016.

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

The carrying value of Convertible senior notes represents the notes’ principal amounts net of unamortized discount (see Note 12). The Company assessed the notes' fair value as determined by current Company-specific and risk free interest rates as of the balance sheet date (amounts in thousands).

	As of March 31, 2017		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$64,696	$64,696	$—	$64,696	$—
Financial Liabilities:
Payables to customers	$1,150,290	$1,150,290	$—	$1,150,290	$—
Convertible senior notes	$126,009	$123,898	$—	$123,898	$—

	As of December 31, 2016		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$55,868	$55,868	$—	$55,868	$—
Financial Liabilities:
Payables to customers	$1,061,146	$1,061,146	$—	$1,061,146	$—
Convertible senior notes	$124,769	$122,544	$—	$122,544	$—

4. DERIVATIVES

The Company's contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from brokers and Payables to customers on the accompanying Condensed Consolidated Balance Sheets (amounts in thousands):

	March 31, 2017
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$124,428	$(53,140)	$71,288
CFD contracts	74,806	(34,921)	39,885
Metals contracts	12,081	(3,945)	8,136
Total	$211,315	$(92,006)	$119,309
	March 31, 2017
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from brokers	$64,696	$11,163	$75,859
Payables to customers	$(1,150,290)	$108,146	$(1,042,144)

	December 31, 2016
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$130,301	$(59,631)	$70,670
CFD contracts	74,443	(37,241)	37,202
Metals contracts	18,766	(5,733)	13,033
Total	$223,510	$(102,605)	$120,905

	December 31, 2016
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from brokers	$55,868	$5,228	$61,096
Payables to customers	$(1,061,145)	$115,677	$(945,468)

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

March 31, 2017

	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,154,605	3,353,340
CFD contracts	122,907	169,959
Metals contracts	736	997
Total	3,278,248	3,524,296

	December 31, 2016
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	2,427,066	2,288,386
CFD contracts	112,685	156,308
Metals contracts	820	341
Total	2,540,571	2,445,035

The Company did not designate any of its derivatives as hedging instruments. Net gains with respect to derivative instruments are reflected in Retail revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended March 31, 2017 and 2016 as follows (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Derivative Instruments:
Foreign currency exchange contracts	$17,376	$54,297
CFD contracts	26,791	35,222
Metals contracts	(5,236)	4,960
Total	$38,931	$94,479

5. RECEIVABLES FROM BROKERS
The Company has posted funds with brokers as collateral required by agreements for holding trading positions. These amounts are reflected as Receivables from brokers on the Condensed Consolidated Balance Sheets.
Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	March 31, 2017	December 31, 2016
Required collateral	$64,696	$55,868
Open foreign exchange positions	11,163	5,228
Total	$75,859	$61,096

6. PROPERTY AND EQUIPMENT
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	March 31, 2017	December 31, 2016
Software	$57,815	$52,891
Computer equipment	20,460	19,797
Leasehold improvements	11,139	11,055
Telephone equipment	784	778
Office equipment	2,139	2,138
Furniture and fixtures	2,320	2,285
Web site development costs	644	644
Gross property and equipment	95,301	89,588
Less: Accumulated depreciation and amortization	(57,323)	(53,126)

Property and equipment, net	$37,978	$36,462
Depreciation and amortization expense for property and equipment was $4.0 million and $3.2 million for the three months ended March 31, 2017 and 2016, respectively.

The Company adjusted the amortization period of certain property and equipment that experienced changes in useful lives as a result of the City Index acquisition. This change in useful lives resulted in no additional charge during the three months ended March 31, 2017 and $0.2 million during the three months ended March 31, 2016, respectively. The additional charge was recorded in Integration expenses.

7. INTANGIBLE ASSETS
The Company's various intangible assets consisted of the following as of (amounts in thousands):

	March 31, 2017			December 31, 2016
Intangibles	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$56,831	$(23,111)	$33,720	$50,253	$(20,928)	$29,325
Technology	70,515	(38,526)	31,989	70,145	(37,074)	33,071
Trademarks	7,207	(2,781)	4,426	7,104	(2,505)	4,599
Total finite lived intangibles	134,553	(64,418)	70,135	127,502	(60,507)	66,995
Trademark not subject to amortization (1)	363	—	363	363	—	363
Total intangibles	$134,916	$(64,418)	$70,498	$127,865	$(60,507)	$67,358
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

The Company had the following identifiable intangible assets and weighted average amortization periods as of March 31, 2017:

Intangible Assets	Amount (in thousands)	Weighted average amortization period
Customer lists	$56,831	7.0 years
Technology	70,515	9.0 years
Trademarks (1)	7,570	6.7 years
Total intangible assets	$134,916
(1) Trademarks with an indefinite-life, as described above, comprise $0.4 million of the $7.6 million of trademarks.

On February 7, 2017, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") with Forex Capital Markets L.L.C. ("FXCM"). Pursuant to the terms of the Purchase Agreement, FXCM transferred substantially all of its U.S.-domiciled customer accounts to the Company effective as of February 24, 2017. In consideration of the transfer of these accounts, the Company has and will continue to pay FXCM, without duplication:

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

The Company has paid $5.1 million and accrued $0.9 million for the three months ended March 31, 2017, which was capitalized and included as an intangible asset.
Amortization expense for the purchased intangibles was $3.6 million and $3.9 million for the three months ended March 31, 2017 and 2016, respectively.

Goodwill

Goodwill is evaluated for impairment on an annual basis during the fourth quarter and in interim periods when events or changes indicate the carrying value may not be recoverable. The Company operates under three reporting units: retail, institutional and futures. There were no additions or impairments to the carrying value of the Company’s goodwill during the three months ended March 31, 2017.

As of March 31, 2017 and December 31, 2016, the Company had recorded goodwill of approximately $32.3 million and $32.1 million, respectively. The increase of $0.2 million was related to foreign currency translation adjustments.
The following represents the changes in the carrying amount of goodwill by segment (amounts in thousands):

	Retail	Institutional	Futures	Total
Carrying amount of goodwill as of December 31, 2016	$25,222	$4,519	$2,366	$32,107
Foreign currency translation adjustments	132	23	12	167
Carrying amount of goodwill as of March 31, 2017	$25,354	$4,542	$2,378	$32,274

8. Other Assets
Other assets consisted of the following as of (amounts in thousands):

	March 31, 2017	December 31, 2016
Vendor and security deposits	$11,881	$9,670
Income tax receivable	3,297	1,017
Deferred tax assets, net	14,658	15,071
GTX trade receivables	5,899	7,515
Customer debit positions	9,645	9,781
Allowance on customer debit positions	(9,240)	(9,237)
Insurance receivable	—	3,500
Prepaid assets	8,321	8,300
Miscellaneous receivables	5,165	6,615
Equity method investment	591	601
Total other assets	$50,217	$52,833

9. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company. These accounts are recorded in Payables to customers on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $0.2 million and $0.3 million at March 31, 2017 and December 31, 2016, respectively.

IPGL Limited, the majority selling shareholder in the acquisition of City Index, has a trading account with the Company which is recorded in Payables to customers on the Condensed Consolidated Balance Sheet. The aggregate amount of these funds was $8.6 million and $3.8 million at March 31, 2017 and December 31, 2016, respectively.

10. RESTRUCTURING

During 2016, the Company incurred restructuring expenses related to the global headcount reductions following the City Index acquisition. The Company incurred $0.8 million of restructuring expenses for the three months ended March 31, 2016. These expenses are recorded in Restructuring expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss). The restructuring liabilities have all been paid as of March 31, 2017. The Company incurred no additional restructuring expenses for the three months ended March 31, 2017.

11. NON-CONTROLLING INTERESTS

Non-controlling interests

In March 2014, the Company acquired controlling interests in Global Asset Advisors ("GAA") and Top Third ("TT"). The Company purchased 55% of each entity, and the respective sellers maintained a 45% interest in each entity, subject to immediately exercisable call options for the Company to purchase the remaining interests, as well as put options for the sellers to sell their remaining interests in each entity to the Company that were to become exercisable in 2017. In December 2016, the Company acquired an additional 24% of each entity and, accordingly, the respective sellers now maintain a 21% interest in each entity. In connection with the purchase of these additional interests, the Company and the respective sellers agreed that neither would exercise the call options or put options with respect to the remaining interests prior to December 31, 2017.

In accordance with ASC 480-10-S99-3A, Classification and Measurement of Redeemable Securities, non-controlling interests are classified outside of permanent equity as their redemption is not (i) mandatory, (ii) at fixed prices, and (iii) exclusively within the Company's control.

The non-controlling interests' carrying value is determined by the Company's purchase prices and the non-controlling interests' share of the Company's subsequent net income (loss). This value is benchmarked against the redemption value of the sellers' put options. The carrying value is adjusted to the latter, provided that it does not fall below the initial carrying values, as determined by the Company's purchase price allocation. The Company reflects any changes caused by such an adjustment in retained earnings, rather than in current earnings.

The table below reflects the non-controlling interests effects on the Company's financial statements (amounts in thousands):

Redeemable non-controlling interests
January 1, 2017	$6,594
Adjustment to the redemption value of non-controlling interests	(68)
Net income attributable to non-controlling interests	85
Distributions to non-controlling interest holders	(811)
March 31, 2017	$5,800

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

The balances of the liability and equity components of the Convertible Senior Notes as of March 31, 2017 and December 31, 2016 were as follows (amounts in thousands):

	March 31, 2017	December 31, 2016
Liability component - principal	$138,150	$138,150
Deferred bond discount	(11,995)	(13,213)
Deferred financing cost	(146)	(168)
Liability component - net carrying value	$126,009	$124,769

Additional paid in capital	$27,822	$27,822
Discount attributable to equity	(419)	(419)
Equity component	$27,403	$27,403

Interest expense related to the Convertible Senior Notes, included in Interest Expense on long term borrowings in the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) was as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2017	2016
Interest expense - stated coupon rate	$1,425	$1,444
Interest expense - amortization of deferred bond discount and costs	1,240	1,079
Total interest expense - convertible senior notes	$2,665	$2,523

13. EARNINGS/(LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, unvested restricted stock units and unvested restricted stock awards. Approximately 0.3 million and 0.4 million stock options were excluded from the calculation of diluted earnings (loss) per share for the three months ended March 31, 2017 and 2016, respectively, as they were anti-dilutive.

Diluted earnings (loss) per share excludes any shares of Company common stock potentially issuable under the Company's convertible senior notes, which are discussed in Note 12. Based upon an assumed trading price of $13 for each share of the Company's common stock, and if the relevant conditions under the indenture governing both 2018 and 2020 convertible senior notes were satisfied, there would be an additional 0.5 million and 1.5 million dilutive shares as of March 31, 2017, for the 2018 and 2020 notes, respectively.
The following table sets forth the computation of earnings (loss) per share (amounts in thousands except share and per share data):

	For the Three Months Ended March 31,
	2017	2016
Net (loss)/income applicable to GAIN Capital Holdings, Inc.	$(18,871)	$8,352
Adjustment (1)	68	99
Net (loss)/income available to GAIN common shareholders	$(18,803)	$8,451
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	47,894,546	48,622,816
Effect of dilutive securities:
Stock options	328,325	172,193
RSUs/RSAs	13,845	188,871
Diluted weighted average common shares outstanding	47,894,546	48,983,880
(Loss)/earnings per common share:
Basic	$(0.39)	$0.17
Diluted	$(0.39)	$0.17

(1)
During the three months ended March 31, 2017 and 2016, the Company concluded that the carrying value of the Company's redeemable noncontrolling interests was less than their redemption value, requiring that an adjustment to the carrying value be recorded for purposes of calculating earnings (loss) per common share. The adjustment to increase or reduce the carrying value will, respectively, reduce or increase earnings (loss) per common share by reducing or increasing net income available to common shareholders.

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
Litigation

On February 16, 2012, the Company received a Letter of Claim on behalf of certain individuals who had lost money in an investment scheme operated by a third-party money management firm, incorporated in the United Kingdom, which has since been closed down by the United Kingdom’s Financial Services Authority. The investment firm, Cameron Farley Ltd, had opened a corporate account with the Company and invested the individuals’ money, representing such funds as its own, while operating a fraudulent scheme. Though a complaint had been filed and served on the Company, the claimants requested, and the
Company agreed, to follow the United Kingdom’s Pre-Action Protocol, a pre-litigation process intended to resolve matters without the need to engage in formal litigation. On April 28, 2016, the parties entered into a Settlement Agreement in which the Company agreed to make a one-time settlement payment in exchange for a full and final settlement of all claims. For the year ended December 31, 2016, the settlement amount, net of insurance recoveries, totaled approximately $9.2 million following an additional recovery of $0.2 million during the period ended September 30, 2016.

15. INCOME TAXES
The Company's benefit and provision for income taxes were approximately $4.9 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively. These amounts reflect the Company's estimate of the annual effective tax rates of 20.7% and 21.2%, adjusted for certain discrete items, for the three months ended March 31, 2017 and 2016, respectively. Changes in the Company's effective rate arise primarily from changes in the geographic mix of revenues and expenses.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Certain net deferred tax assets of the Company are included in Other assets on the Condensed Consolidated Balance Sheets.

16. REGULATORY REQUIREMENTS
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of March 31, 2017 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$35.8	$45.3	$9.5	127%
GAIN Capital Forex.com Australia, Pty. Ltd.	0.8	2.6	1.8	325%
GAIN Capital Securities, Inc.	0.1	0.4	0.3	400%
Trade Facts, Ltd.	0.6	3.7	3.1	617%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	4.5	2.6	237%
GAIN Capital Australia Pty Ltd.	0.7	4.6	3.9	657%
GAIN Capital-Forex.com Canada Ltd.	0.2	1.5	1.3	750%
GAIN Capital-Forex.com U.K., Ltd.	6.8	23.0	16.2	338%
GAIN Capital Japan Co., Ltd.	1.3	9.0	7.7	692%
GAIN Global Markets, Inc.	0.1	1.1	1.0	1,100%
GAIN Capital UK, Ltd.	75.5	169.9	94.4	225%
GAIN Capital Singapore Pte, Ltd.	0.6	9.8	9.2	1,633%
Global Assets Advisors, LLC	0.1	1.2	1.1	1,200%
GAIN Capital Payments Ltd.	0.1	0.5	0.4	500%
Total	$124.6	$277.1	$152.5	222%
17. SEGMENT INFORMATION
The Company's segment reporting structure includes three operating segments: retail, institutional and futures. These operating segments are discussed in more detail below. The Company also reports information relating to general corporate services in a fourth component, corporate and other. Information in these Condensed Consolidated Financial Statements reflects the information presented to the chief operating decision maker. The chief operating decision maker does not review total assets by operating segment.

Retail Segment

Business in the retail segment is conducted primarily through the Company's FOREX.com and City Index brands. The Company provides its retail customers around the world with access to a diverse range of 12,500 global financial markets, including spot forex, precious metals. spread bets and CFDs on commodities, indices, individual equities, options and interest rate products, as well as OTC options on forex. In the United Kingdom, the Company also offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment to residents of that country.

Institutional Segment

The institutional segment provides agency execution services and offers access to markets in foreign exchange, commodities, equities, options and futures via an electronic communications network, or ECN, through the Company's GTX platform. We provide deep liquidity in spot and forward foreign exchange and precious metals to buy-side and sell-side firms, including banks, brokers, hedge funds, Commodity Trading Advisors and asset managers. The Company also offers high touch sales and trading aided by a team of sales employees.

Futures Segment

The futures segment offers execution and related services for exchange-traded futures and futures options on major U.S. and European exchanges. The Company offers futures services through its subsidiary, GAIN Capital Group, LLC, under the GAIN

Capital Futures brand. In addition, in 2014, the Company expanded its futures business by acquiring majority interests in GAA and TT.

Corporate and other

Corporate and other provides general corporate services to the Company's segments and also includes eliminations between operating segments which were $0.5 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. Corporate and other revenue primarily comprises foreign currency transaction gains and losses.
Selected financial information by segment is presented in the following tables (amounts in thousands):

Retail
	Three Months Ended March 31,
	2017	2016
Net revenue	$40,086	$96,705

Employee compensation and benefits	15,348	16,702
Selling and marketing	8,904	6,213
Referral fees	12,323	16,602
Other operating expenses	14,483	20,881
Segment (loss)/profit	$(10,972)	$36,307

Institutional
	Three Months Ended March 31,
	2017	2016
Net revenue	$8,621	$7,119

Employee compensation and benefits	4,041	3,202
Selling and marketing	21	6
Other operating expenses	3,228	2,440
Segment profit	$1,331	$1,471

Futures
	Three Months Ended March 31,
	2017	2016
Net revenue	$10,967	12,204

Employee compensation and benefits	2,551	2,986
Selling and marketing	265	220
Referral fees	4,118	4,061
Other operating expenses	3,742	3,983
Segment profit	$291	$954

Corporate and Other
	Three Months Ended March 31,
	2017	2016

Other revenue/(expense)	$(108)	$(474)

Employee compensation and benefits	2,524	3,503
Selling and marketing	64	—
Other operating expenses	1,327	3,018
Segment loss	$(4,023)	$(6,995)

Reconciliation of operating segment (loss)/profit to (Loss)/Income before income tax expense

	Three Months Ended March 31,
	2017	2016
Retail segment	$(10,972)	$36,307
Institutional segment	1,331	1,471
Futures segment	291	954
Corporate and other	(4,023)	(6,995)
SEGMENT (LOSS)/PROFIT	(13,373)	31,737
Depreciation and amortization	4,019	3,153
Purchased intangible amortization	3,602	3,922
Restructuring expenses	—	781
Integration expenses	—	813
Legal settlement	—	9,412
OPERATING (LOSS)/PROFIT	(20,994)	13,656
Interest expense on long term borrowings	2,665	2,592
(LOSS)/INCOME BEFORE INCOME TAX EXPENSE	$(23,659)	$11,064
18. SUBSEQUENT EVENTS
In April 2017, the Company announced the payment of a $0.06 dividend per share of Common Stock payable on June 20, 2017 to stockholders of record on June 13, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN,” the “Company,” “our,” “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. GAIN’s fiscal quarter ended on March 31, 2017.
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which GAIN operates and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that management or GAIN “believes,” “expects,” “anticipates,” “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the section entitled “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and discussed elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described therein and herein are not the only ones we face. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

OVERVIEW

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. Our retail, institutional and futures segments service customers in more than 180 countries worldwide, and we conduct business from our offices in Bedminster, New Jersey; Jersey City, New Jersey; London, England; Cornwall, England; Chicago, Illinois; Powell, Ohio; Tokyo, Japan; Sydney, Australia; Shanghai, China; Pembroke, Bermuda; Hong Kong; Dubai, U.A.E., and Singapore.
We offer our customers access to a diverse range of over 12,500 financial products, including spot foreign exchange, or forex, and precious metals trading, as well as “contracts for difference”, or CFDs, which are investment products with returns linked to the performance of underlying assets. We offer CFDs on currencies, commodities, indices, individual equities, bonds, options and interest rate products. We also support trading of exchange-traded futures and options on futures on more than 30 global exchanges. In the United Kingdom, we offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment for residents of that country.

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

We operate our business in three segments. Through our retail segment, we provide our retail customers around the world with access to a diverse range of global financial markets, including spot forex, precious metals, spread bets and CFDs on commodities, indices, individual equities and interest rate products, as well as OTC options on forex. Our institutional segment provides agency execution services and offers access to markets in foreign exchange, commodities, equities, options and futures via our GTX platform. We provide deep liquidity in spot and forward foreign exchange and precious metals to buy-side and sell-side firms, including banks, brokers, hedge funds, Commodity Trading Advisors and asset managers. Our futures segment offers execution and risk management services for exchange-traded futures and futures options on major U.S. and European futures and options exchanges. Each of our operating segments is discussed in more detail below.

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

Our results of operations for the three months ended March 31, 2017 reflected challenging market conditions, with the narrowing of average trading ranges and volatility decreasing from the levels experienced during the twelve months ended December 31, 2016. This decreased level of volatility impacted our retail segment, resulting in lower than expected average daily volumes and revenue capture during the three months ended March 31, 2017.

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

Regulatory Environment
In recent years, the financial markets have experienced a major global regulatory overhaul, as regulators and legislators in the United States and abroad have proposed and, in some instances, adopted, a wide range of regulatory changes that have had a significant effect on the manner in which we operate our businesses. For example, as a result of the Dodd-Frank Act’s requirement that essentially all transactions in commodities be executed on an exchange, after July 15, 2011, we were no longer permitted to offer leveraged spot metal transactions in the United States. In addition, in December 2016, the FCA issued a consultation paper, referred to as CP16/40, that includes a number of proposed changes to the regulatory requirements relating to companies, such as GCUK2, that offer CFDs and spread bets. These proposed requirements include enhanced risk disclosures, a ban on offering account bonuses or similar promotional incentives to clients, mandatory margin close-out levels for retail clients and limitations on the leverage that may be offered to clients, with the limitations varying based on whether the clients are classified as experienced or inexperienced using criteria identified by the FCA. The comment period for CP16/40 expired in March 2017 and we cannot currently predict which, if any, of the proposed changes will be implemented.

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

Asset Acquisition
On February 7, 2017, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") with Forex Capital Markets L.L.C. ("FXCM"). Pursuant to the terms of the Purchase Agreement, FXCM transferred substantially all of its U.S.-domiciled customer accounts to the Company effective as of February 24, 2017. In consideration of the transfer of these accounts, the Company has and will continue to pay FXCM, without duplication:

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

The Company has paid $5.1 million and accrued $0.9 million for the three months ended March 31, 2017, which was capitalized and included as an intangible asset.

Key Income Statement Line Items and Key Operating Metrics
The following section briefly describes the key components of our revenues and expenses, our use of non-GAAP financial measures, and key operating metrics we use to evaluate the performance of our business.

	Three Months Ended March 31,
	2017	2016
Net revenue	$59,567	$115,554
Net (loss)/income applicable to GAIN Capital Holdings, Inc.	$(18,871)	$8,352

Revenue

Revenue from our business consists of retail revenue, institutional revenue, futures revenue, other revenue and interest revenue.

Retail Revenue

Retail revenue is our largest source of revenue. Retail revenue is comprised of trading revenue from our retail segment and commission revenue from our advisory business.

Trading revenue in our retail segment is generated by forex products and non-forex products, including spot forex, precious metals, spread bets and CFDs on commodities, indices, individual equities and interest rate products, as well as OTC options on forex.

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

For the three months ended March 31, 2017 and March 31, 2016, retail revenue represented 65.4% and 82.2% of our total net revenue, respectively.
For the three months ended March 31, 2017 and March 31, 2016, approximately 98% and 96%, respectively, of our average daily retail segment trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 2% and 4%, respectively, of our average daily retail segment trading volume consisted of our net exposure.
We manage our net exposure by applying position and exposure limits established under our risk-management policies and by continuous, active monitoring by our trading and risk teams. Based on our risk management policies and procedures, over time a portion of our net exposure may be hedged with our liquidity providers. Although we do not actively initiate proprietary market positions in anticipation of future movements in the relative prices of the products we offer, through our net exposure we are likely to have open positions in various products at any given time. In the event of unfavorable market movements, we may experience losses on such positions. See “Our Retail Segment - Sophisticated Risk Management” in Item 1. Business, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for further details regarding our risk management policies for the retail segment.

Institutional Revenue

Institutional revenue consists primarily of revenue from our GTX business, which provides a proprietary trading platform and sales and trading services to institutions. Revenue for our GTX business is generated primarily through commissions on trades executed on the GTX platform. We act as an agent for the trades executed on the GTX platform and, therefore, do not assume any market or credit risk in connection with those transactions. Our institutional revenue includes revenue generated by intercompany transactions with other segments/affiliates that are eliminated when calculating our consolidated net revenue. This intercompany revenue totaled approximately $0.2 million for the three months ended March 31, 2017.

Futures Revenue

Futures revenue is comprised primarily of commissions earned on futures and futures options trades. We act as an agent for the trades executed in our futures segment and are not exposed to market risk in connection with that activity.

Other Revenue

Other revenue primarily comprises foreign currency translation gains and losses as well as inactivity fees.

Net Interest Revenue

Net interest revenue/expense consists primarily of the revenue generated by our cash and customer cash held by us at banks and on deposit as collateral with our liquidity providers, less interest paid to our customers.
Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term United States government securities or treasury bills. Interest paid to customers varies primarily due to the net value of a customer account. A customer's net account value equals cash on deposit plus the mark-to-market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $0.7 million for the three months ended March 31, 2017, compared to net interest revenue of $0.2 million for the three months ended March 31, 2016.
Expenses

Our expenses are principally comprised of the following:

Employee Compensation and Benefits
Employee compensation and benefits includes salaries, bonuses, commissions, stock-based compensation, contributions to benefit programs and other related employee costs.

Selling and Marketing
Our marketing strategy employs a combination of direct online marketing and focused branding programs, with the goal of raising awareness and cost-effectively acquiring customers for our products and services, as well as client engagement and retention.
Referral Fees
Referral fees consist of compensation paid to our white label partners and introducing brokers. We generally provide white label partners with the platform, systems, and back-office services necessary for them to offer trading services to their customers. Introducing brokers identify and direct customers to us.
Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from the customers that they have introduced. Our indirect business accounted for 39.8% and 46.1% of retail trading volume in the three months ended March 31, 2017 and March 31, 2016, respectively.

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

Integration Expenses
For the three months ended March 31, 2016, we incurred integration expenses, which are acquisition-related costs that are incurred while integrating the acquired company into the consolidated group. These costs include retention bonuses paid to employees and the cost of retiring redundant assets.

Legal Settlement
On April 28, 2016, we entered into a settlement agreement with the claimants in the Cameron Farley Ltd. matter. See note 14 for more detail. Pursuant to the terms of the settlement agreement, we agreed to make a one-time settlement payment in exchange for a full and final settlement of all claims. The settlement amount, net of insurance recoveries, totaled approximately $9.2 million following an additional recovery of $0.2 million during the period ended September 30, 2016.

Interest Expense on Long Term Borrowings
Interest expense on long term borrowings consists of interest expense on our 4.125% Convertible Senior Notes due 2018, issued in November 2013, and interest expense on our 4.125% Convertible Senior Notes due 2020, issued in April 2015 as part of the consideration for the City Index acquisition.
Operating Metrics
We review various key operating metrics, which are described below, to evaluate the performance of our businesses.

	For the Three Months Ended March 31,
	2017	2016
Retail
OTC Trading Volume (billions)	$619.3	$861.7
OTC Average Daily Volume (billions)	$9.5	$13.5
Active OTC Accounts(1)	136,829	132,452

Client Assets (millions)	$754.6	$639.4

Institutional
ECN Volume (billions)	$759.6	$531.6
ECN Average Daily Volume (billions)	$11.7	$8.3
Swap Dealer Volume (billions)	$225.5	$186.6
Swap Dealer Average Daily Volume (billions)	$3.5	$2.9

Futures
Number of Futures Contracts	2,060,631	2,334,308
Futures Average Daily Contracts	33,236	38,267
Active Futures Accounts	8,201	8,890
Client Assets (millions)	$287.5	$236.6

(1)	GAIN has updated its historical active account disclosures to reflect a change in definition for certain accounts.
OTC Trading Volume
OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by customers in our retail segment. Approximately 38.6% of our overall customer trading volume for the three months ended March 31, 2017 was generated in our retail segment, compared to 54.5% for the three months ended March 31, 2016.

OTC Average Daily Volume
Average daily volume is the U.S. dollar equivalent of the aggregate notional value of trades executed by our customers in a given period divided by the number of trading days in the last twelve months.

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

RESULTS OF OPERATIONS
Revenue

	Three Months Ended March 31,
	(amounts in thousands)
	2017	2016	$ Change	% Change
REVENUE:
Retail revenue	$38,931	$95,042	$(56,111)	(59.0)%
Institutional revenue	8,367	6,707	1,660	24.8%
Futures revenue	10,580	12,018	(1,438)	(12.0)%
Other revenue	1,011	1,573	(562)	(35.7)%
Total non-interest revenue	58,889	115,340	(56,451)	(48.9)%
Interest revenue	841	318	523	164.5%
Interest expense	163	104	59	56.7%
Total net interest revenue	678	214	464	216.8%
Net revenue	$59,567	$115,554	$(55,987)	(48.5)%

Our total net revenue decreased $56.0 million, or 48.5%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Retail revenue decreased $56.1 million, or 59.0%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily due to a decrease in trading volume and revenue capture.
Institutional revenue increased $1.7 million, or 24.8%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase primarily resulted from an increase in volume in our ECN based products, as well as volumes from our registered swap dealer. These volume increases were offset slightly by a small decline in revenue per million in each business line, which resulted from changes to the composition of our volume from a contributing customer perspective.
Futures revenue decreased $1.4 million, or 12.0%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily due to a decrease in revenues per traded contract.
Other revenue decreased $0.6 million, or 35.7%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily due to a decrease in customer inactivity fees collected.
Expenses
Our total operating expenses for the three months ended March 31, 2017 decreased $21.3 million, or 20.9%, compared to the three months ended March 31, 2016, the changes in expenses are discussed in more detail below.

	Three Months Ended March 31,
	(amounts in thousands)
	2017	2016	$ Change	% Change
Employee compensation and benefits	$24,215	$26,393	$(2,178)	(8.3)%
Selling and marketing	9,256	6,439	2,817	43.7%
Referral fees	16,441	20,663	(4,222)	(20.4)%
Trading expenses	8,067	8,433	(366)	(4.3)%
General and administrative	9,737	16,038	(6,301)	(39.3)%
Depreciation and amortization	4,019	3,153	866	27.5%
Purchased intangible amortization	3,602	3,922	(320)	(8.2)%
Communications and technology	5,152	5,279	(127)	(2.4)%
Bad debt provision	72	572	(500)	(87.4)%
Restructuring expenses	—	781	(781)	(100.0)%
Integration expenses	—	813	(813)	(100.0)%
Legal settlement	—	9,412	(9,412)	(100.0)%
Total operating expense	80,561	101,898	(21,337)	(20.9)%
OPERATING (LOSS)/PROFIT	(20,994)	13,656	(34,650)	(253.7)%
Interest expense on long term borrowings	2,665	2,592	73	2.8%
(LOSS)/INCOME BEFORE INCOME TAX EXPENSE	(23,659)	11,064	(34,723)	(313.8)%
Income tax (benefit)/expense	(4,893)	2,347	(7,240)	(308.5)%
Employee compensation and benefits for the three months ended March 31, 2017 decreased $2.2 million, or 8.3%, compared to the three months ended March 31, 2016. The decrease was primarily due to the decrease in commission based payments as a result of the decrease in volume for the period ended March 31, 2017.
Selling and marketing expense for the three months ended March 31, 2017 increased $2.8 million, or 43.7%, compared to the three months ended March 31, 2016. The increase was primarily related to an increase in marketing expenditures for our retail segment to support our organic growth strategy during the three months ended March 31, 2017.

Referral fees for the three months ended March 31, 2017 decreased $4.2 million, or 20.4%, compared to the three months ended March 31, 2016. This decrease was primarily related to the decrease in volume for the period ended March 31, 2017.
Trading expenses for the three months ended March 31, 2017 decreased $0.4 million, or 4.3%, compared to the three months ended March 31, 2016. The decrease was primarily related to a reduction in exchange fee and market data payments for the three months ended March 31, 2017.
General and administrative expenses for the three months ended March 31, 2017 decreased $6.3 million, or 39.3%, compared to the three months ended March 31, 2016. The decrease was due to a reduction in vendor payments, specifically in audit fees and regulatory assessments, as well as a reduction in rent due to renegotiation or extension of leased facilities.

On April 28, 2016, we entered into a settlement agreement with the claimants in the Cameron Farley Ltd. Pursuant to the terms of the settlement agreement, we agreed to make a one-time settlement payment in exchange for a full and final settlement of all claims. The settlement amount, net of insurance recoveries, totaled approximately $9.2 million following an additional recovery of $0.2 million during the period ended September 30, 2016.
Income tax expense decreased by $7.2 million, with a tax benefit of $4.9 million for the three months ended March 31, 2017 compared to a tax expense of $2.3 million in the three months ended March 31, 2016. Our effective tax rates for the three months ended March 31, 2017 and three months ended March 31, 2016 were 20.7% and 21.2%, respectively.

Segment Results - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Retail Segment (amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Net revenue	$40,086	$96,705

Employee compensation and benefits	15,348	16,702
Selling and marketing	8,904	6,213
Referral fees	12,323	16,602
Other operating expenses	14,483	20,881
Segment (loss)/profit	$(10,972)	$36,307

Retail segment net revenue for the three months ended March 31, 2017 decreased $56.6 million, or 58.5%, compared to the three months ended March 31, 2016. The decrease was primarily related to a decrease in trading volume and revenue capture.

Employee compensation and benefits expenses for the retail segment for the three months ended March 31, 2017 decreased $1.4 million, or 8.1%, compared to the three months ended March 31, 2016. The decrease was primarily due to the decrease in commission based payments as a result of the decrease in volume for the period ended March 31, 2017.

Selling and marketing expense for the retail segment for the three months ended March 31, 2017 increased $2.7 million, or 43.3%, compared to the three months ended March 31, 2016. The increase was primarily related to an increase in marketing expenditures to support our organic growth strategy during the three months ended March 31, 2017.

Referral fees for the retail segment for the three months ended March 31, 2017 decreased $4.3 million, or 25.8%, compared to the three months ended March 31, 2016. The decrease was primarily related to the decrease in volume for the period ended March 31, 2017.

Other operating expenses for the retail segment for the three months ended March 31, 2017 decreased $6.4 million, or 30.6%, compared to the three months ended March 31, 2016. The decrease was due to a reduction in vendor payments, specifically in audit fees and regulatory assessments, as well as a reduction in exchange fee and market data payments and rent due to renegotiation or extension of leased facilities.

Other operating expenses for the retail segment include general and administrative expenses, communication and technology expenses and trading expenses.

Institutional Segment (amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Net revenue	$8,621	$7,119

Employee compensation and benefits	4,041	3,202
Selling and marketing	21	6
Other operating expenses	3,228	2,440
Segment profit	$1,331	$1,471

Institutional segment net revenue for the three months ended March 31, 2017 increased $1.5 million, or 21.1%, compared to the three months ended March 31, 2016. The increase primarily resulted from an increase in volume in our ECN based products, as well as volumes from our registered swap dealer. These volume increases were offset slightly by a small decline in revenue per million in each business line, which resulted from changes to the composition of our volume from a contributing customer perspective.

Employee compensation and benefits expenses for the institutional segment for the three months ended March 31, 2017 increased $0.8 million, or 26.2%, compared to the three months ended March 31, 2016. The increase was primarily due to an increase in commissions and sales bonuses paid to employees as a result of the increase in volume, as well as headcount increases.

Selling and marketing expenses for the institutional segment remained relatively flat for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

Other operating expenses for the institutional segment for the three months ended March 31, 2017 increased $0.8 million, or 32.3%, compared to the three months ended March 31, 2016. The increase was primarily due to increased fees charged by our clearing firms as a result of the increase in volume. Other operating expenses from the institutional segment include general and administrative expenses, communication and technology expenses and trading expenses.

Futures Segment (amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Net revenue	$10,967	$12,204

Employee compensation and benefits	2,551	2,986
Selling and marketing	265	220
Referral fees	4,118	4,061
Other operating expenses	3,742	3,983
Segment profit	$291	$954

Futures segment net revenue for the three months ended March 31, 2017 decreased $1.2 million, or 10.1%, compared to the three months ended March 31, 2016. The decrease primarily resulted from decreases in volume, as well as a comparative change in volume composition from higher margin, full-service business lines to lower margin, brokerage-only business lines.

Employee compensation and benefits expenses for the futures segment for the three months ended March 31, 2017 decreased $0.4 million, or 14.6%, compared to the three months ended March 31, 2016. The decrease was primarily due to lower commissions paid to employees as a result of the decrease in trading volume and related revenue.

Selling and marketing expenses for the futures segment remained relatively flat for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Referral fees for the futures segment remained relatively flat for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Other operating expenses for the futures segment for the three months ended March 31, 2017 decreased $0.2 million, or 6.1%, compared to the three months ended March 31, 2016. The decrease was primarily due to a decrease in clearing charges from our clearing brokers due to the decrease in volume. Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses and trading expenses.

Corporate and Other (amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Other revenue	$(108)	$(474)

Employee compensation and benefits	2,524	3,503
Selling and marketing	64	—
Other operating expenses	1,327	3,018
Loss	$(4,023)	$(6,995)

Corporate and other revenue for the three months ended March 31, 2017 increased $0.4 million, or 77%, compared to the three months ended March 31, 2016. The increase was largely due to changes in foreign currency revaluations.

Employee compensation and benefits expenses for employees not attributed to any of our operating segments for the three months ended March 31, 2017, such as our executive officers, decreased $1.0 million, or 27.9%, compared to the three months ended March 31, 2016. The decrease was primarily due to a reduction in our estimated annual employee incentive compensation costs based on actual results for the three months ended March 31, 2017.

Selling and marketing expenses not attributed to any of our operating segments remained flat for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Other operating expenses not attributed to any of our operating segments for the three months ended March 31, 2017 decreased $1.7 million, or 56.0%, compared to the three months ended March 31, 2016. The decrease was primarily due to a reduction in corporate related insurance costs, temporary staffing costs, vendor payments, and a reduction in rent due to renegotiation or extension of leased facilities.

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
As a holding company, nearly all of our funds from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. The following table shows the amount of accumulated earnings held by our operating subsidiaries located outside the United States at March 31, 2017 (amounts in millions):

Entity Name	Accumulated Earnings
GAIN Capital Forex.com Australia, Pty. Ltd.	—
Trade Facts Ltd.	$3.4
GAIN Capital-Forex.com Hong Kong, Ltd.	—

GAIN Capital Australia Pty Ltd.	1.9
GAIN Capital-Forex.com Canada Ltd.	—
GAIN Capital-Forex.com U.K., Ltd.	15.3
Forex.com Japan Co., Ltd.	—
GAIN Capital UK, Ltd.	18.8
GAIN Capital Singapore Pte. Ltd.	—
GAIN Global Markets, Inc.	—
Faraday Research LLP	0.6
GTX Bermuda Ltd.	13.8
GAIN Global Markets Bermuda, Ltd.	—
Total	$53.8
At March 31, 2017, we had approximately $53.8 million of undistributed earnings of our operating foreign subsidiaries indefinitely invested outside the United States. In connection with the previously announced restatement of our financial statements for the years ended December 31, 2014 and 2013 and certain quarters of 2015, we took a charge for U.S. taxes that would arise if $48.3 million of these earnings were repatriated to the United States. Accordingly, these funds could in fact be repatriated without the need to pay any additional U.S. taxes. The remaining earnings are indefinitely invested outside the United States and are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. If the remaining earnings had been repatriated into the United States as of March 31, 2017, in the form of dividends or otherwise, we would have been subject to additional income taxes of approximately $12.0 million.
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

Regulatory Capital Requirements

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of March 31, 2017 and the actual amounts of capital that were maintained on that date (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$35.8	$45.3	$9.5
GAIN Capital Forex.com Australia, Pty. Ltd.	0.8	2.6	1.8
GAIN Capital Securities, Inc.	0.1	0.4	0.3
Trade Facts, Ltd.	0.6	3.7	3.1
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	4.5	2.6
GAIN Capital Australia Pty Ltd.	0.7	4.6	3.9
GAIN Capital-Forex.com Canada Ltd.	0.2	1.5	1.3
GAIN Capital-Forex.com U.K., Ltd.	6.8	23.0	16.2
GAIN Capital Japan Co., Ltd.	1.3	9.0	7.7
GAIN Global Markets, Inc.	0.1	1.1	1.0
GAIN Capital UK, Ltd.	75.5	169.9	94.4
GAIN Capital Singapore Pte, Ltd.	0.6	9.8	9.2
Global Assets Advisors, LLC	0.1	1.2	1.1
GAIN Capital Payments Ltd.	0.1	0.5	0.4
Total	$124.6	$277.1	$152.5

Our futures commission merchant and forex dealer subsidiary, GCG, LLC, is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements, Sections 11 and 12. Under applicable provisions of these regulations, GCGL is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Risk Maintenance Margin, or $20 million plus 5% of all liabilities owed to retail customers exceeding $10 million, plus 10% of all liabilities owed to eligible contract participant counterparties acting as a dealer that are not an affiliate. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. GCGL's current assets primarily consist of cash and cash equivalents reported on its balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. GCGL's total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions or haircuts against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. GCGL's net capital and adjusted net capital changes from day to day. As of March 31, 2017, GCGL had net capital of approximately $45.3 million and net capital requirements and haircut charges of $35.8 million. As of March 31, 2017, GAIN Capital Group's excess net capital was $9.5 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GCGL's net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

GCUK1, GCUK2 and Trade Facts are all registered in the U.K. and are regulated by the Financial Conduct Authority in respect of their trading activity. These U.K. Entities are required to comply with relevant U.K. and E.U. legislation and regulation.
GCUK1 is regulated by the FCA, as a full scope €730k IFPRU Investment Firm. GCUK1 is required to maintain the greater of approximately $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration and market risk. At March 31, 2017, GCUK1 maintained $16.2 million more than the minimum required regulatory capital for a total of 3.4 times the required capital. Following the successful integration of City Index in the UK, GCUK1 no longer has any clients and is no longer conducting any operational activities. It is currently in the process of deregistering its license with FCA. Until that time, GCUK1 will maintain its regulatory capital in line with requirements.

GCUK2 is regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK2 is required to maintain the greater of approximately $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration and market risk. At March 31, 2017, GCUK2 maintained $94.4 million more than the minimum required regulatory capital for a total of 2.3 times the required capital.

Trade Facts is regulated by the FCA as a BIPRU Limited License Firm. Trade Facts is required to maintain a base financial resources requirement of approximately $0.05 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or fixed overhead requirement. At March 31, 2017, Trade Facts maintained $3.1 million more than the minimum required regulatory capital for a total of 6.2 times the required capital.

Effective from 2016, the FCA began transitioning in additional capital requirements in the form of a conservation buffer and a countercyclical capital buffer as set out in Capital Requirements Directive, or CRD IV, Article 160 Transitional Provisions for Capital Buffers. The transitional period began on January 1, 2016 and the minimum common equity tier 1 capital ratio requirement, currently at 5.75% for the year of 2017, will incrementally increase to 7.0% as of January 1, 2019. Given the nature of our UK-regulated firms' activities, the effect of the countercyclical buffer is expected to be negligible.

GAIN Capital Payments Ltd. is regulated in the U.K by the FCA and is authorized to carry out payment services under the Payment Services Regulations 2009. The regulatory capital must be the greater of either (i) $0.1 million (€0.1 million) or (ii) requirements determined by the fixed overhead requirement. At March 31, 2017, GAIN Capital Payments Ltd. maintained the minimum required regulatory capital.

In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. A number of significant provisions contained in the law affect, or will affect once implementing regulations are adopted by the appropriate federal agencies, our business. Among other things, the Dodd-Frank Act provides for additional regulation of swaps and security-based swaps, including some types of foreign exchange and metals derivatives in which we engage. The Dodd-Frank Act requires the registration of swap dealers with the CFTC and imposes significant regulatory requirements on swap dealers and swap execution facilities. Effective February 27, 2013, GAIN GTX, LLC became provisionally registered with the CFTC and NFA as a swap dealer. Effective June 2016, GTX SEF, LLC became permanently registered with the CFTC as a swap execution facility, replacing the temporary registration previously granted in April 2014. Certain of our other subsidiaries may be required to register, or may register voluntarily, as swap dealers and/or swap execution facilities.

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
Operating Cash
We are required to maintain cash on deposit with our liquidity providers in order to conduct our hedging activities. As of March 31, 2017, we posted $75.9 million in cash with liquidity providers. As of March 31, 2017, our total client assets were $1.0 billion compared to $945.5 million as of December 31, 2016, an increase of $96.7 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from open positions.
The table set forth below provides a measure of our available free cash as of March 31, 2017 and as of December 31, 2016. We use this non-GAAP measure to evaluate our ability to continue to fund growth in our business (amounts in millions):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$183.7	$234.8
Receivables from brokers	75.9	61.1
Net operating cash	259.6	295.9
Less: Minimum regulatory requirements	(124.6)	(113.0)
Free Cash Available (1)	$135.0	$182.9

(1)	Our Convertible Senior Notes due 2018 and 2020 are excluded given their long-dated maturity

The decrease in free cash available for the three months ended March 31, 2017 consisted primarily of the net loss of $18.9 million, an increase in minimum regulatory requirements of $11.6 million, FXCM payment of $5.1 million and purchases of common stock of $4.7 million.

Convertible Senior Notes

On November 27, 2013, we issued $80.0 million aggregate principal amount of our 4.125% Convertible Senior Notes due 2018 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the note offering were approximately $77.9 million, after deducting discounts to the initial purchasers and estimated offering expenses payable by the company.
The notes bear interest at a fixed rate of 4.125% per year, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2014. The notes are convertible into cash, shares of our common stock, or a combination thereof, at our election. The notes will mature on December 1, 2018, unless earlier converted, redeemed or repurchased.
On April 1, 2015, as part of the consideration for our acquisition of City Index, we issued $60.0 million aggregate principal amount of our 4.125% Convertible Senior Notes due 2020 to City Index Group Limited. These notes bear interest at a fixed rate of 4.125% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2015. The notes are convertible into cash, shares of our common stock, or a combination thereof, at our election, subject to certain limitations. The notes will mature on April 1, 2020, unless earlier converted, redeemed or repurchased. We may not redeem the notes until the two year period prior to the maturity date of the notes.
In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes and the convertible notes issued in connection with our acquisition of City Index) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and, for our 4.125% Convertible Senior Notes, is reflected as a liability in our Condensed Consolidated Balance Sheet in an amount equal to the fair value, which, as of March 31, 2017 and December 31, 2016, was $126.0 million and $124.8 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our stockholders’ equity on our Condensed Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of March 31, 2017 and December 31, 2016, for our 4.125% Convertible Senior Notes was $27.4 million and $27.4 million, respectively. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our Consolidated Income Statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as our 4.125% Convertible Senior Notes due 2018 and our 4.125% Convertible Senior Notes due 2020) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings (loss) per share unless the conversion value of the notes exceeds their principal amount at the end of the relevant reporting period. If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, were issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the notes, then our diluted earnings (loss) per share could be adversely affected.
Cash Flow
The following table sets forth a summary of our cash flow for the three months ended March 31, 2017 and the three months ended March 31, 2016 (amounts in thousands):

	For the Three Months Ended March 31,
	2017	2016
Net cash (used in)/provided by operating activities	$(34,663)	$34,109
Net cash used in investing activities	(10,764)	(5,922)
Net cash used in financing activities	(8,529)	(6,929)
Effect of exchange rate changes on cash and cash equivalents	2,863	(3,417)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$(51,093)	$17,841
Operating Activities
Cash used for operating activities was $34.7 million for the three months ended March 31, 2017, compared to cash provided by operating activities of $34.1 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, receivables from brokers reduced $14.4 million of operating cash as opposed to $4.2 million provided to operating cash in the three months ended March 31, 2016. In addition, net loss reduced operating cash by $18.8 million for the three months ended March 31, 2017, compared to a contribution from net income of $8.7 million for the three months ended March 31, 2016. Finally, cash outflows for accrued compensation decreased $8.7 million for the three months ended March 31, 2017, as compared to $3.4 million for the three months ended March 31, 2016.
Investing Activities
Cash used for investing activities was $10.8 million for the three months ended March 31, 2017, compared to $5.9 million for the three months ended March 31, 2016. The increase in cash used was due to the acquisition of the FXCM customer accounting in the three months ended March 31, 2017.
Financing Activities
Cash used for financing activities was $8.5 million for the three months ended March 31, 2017, compared to cash used for financing activities of $6.9 million for the three months ended March 31, 2016. The increase in cash used was primarily due to the increase in stock buybacks for the three months ended March 31, 2017, as well as an increase in the dividend rate to $0.06 per share for the three months ended March 31, 2017 compared to $0.05 per share for the three months ended March 31, 2016.

Capital Expenditures
Capital expenditures were $5.6 million for the three months ended March 31, 2017, compared to $5.9 million for the three months ended March 31, 2016. Capital expenditures for both periods primarily related to the development of various trading platforms and websites, including the build out of the technology trading platforms.
Contractual Obligations
For the three months ended March 31, 2017, there were no significant changes to our vendor or operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance-Sheet Arrangements
At March 31, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
For the three months ended March 31, 2017, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our Condensed Consolidated Financial Statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customers' cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, money market funds that invest in short-term U.S. government securities. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of March 31, 2017, an immediate 100 basis point increase in short-term interest rates would result in approximately $10.6 million more in annual pretax income.
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

Virtually all sales and related operating costs are denominated in the currency of the local country and translated into USD for consolidated reporting purposes. Although the majority of the assets and liabilities of these subsidiaries are denominated in the functional currency of the subsidiary, they may also hold assets or liabilities denominated in other currencies. These items may give rise to foreign currency transaction gains and losses. As a result, our results of operations and financial position are exposed to changing currency exchange rates. We enter into hedging transactions to mitigate our exposure to foreign currency exchange rates. These hedging transactions may not be successful.
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
Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by instrument pair, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of March 31, 2017, we maintained aggregate capital levels of $277.1 million, which represented approximately 2.2 times the capital we were required to hold under applicable regulations.
Cash Liquidity Risk
In normal conditions, our market making business and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currencies pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with several financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds, with our liquidity providers. Collateral on deposit ranged from $172.8 million to $245.0 million in the aggregate during the three months ended March 31, 2017.

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
Regulatory Risk
We operate in a highly regulated industry and are subject to the risk of sanctions from U.S., federal and state, and international authorities if we fail to comply adequately with regulatory requirements. Failure to comply with applicable regulations could result in financial, operational and other penalties. Our authority to conduct business could be suspended or revoked. In addition, efforts to comply with applicable regulations may increase our costs or limit our ability to pursue certain business opportunities. Federal and state regulations significantly limit the types of activities in which we may engage. Please refer to Part I, Item 1A under the heading “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for more information.

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
Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.
(b) Changes in Internal Control over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For the three months ended March 31, 2017, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2016.

ITEM 1A.	RISK FACTORS
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 describes the various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” There have been no material changes from the risk factors disclosed in that section of our Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities

None.
(b) Purchase of Equity Securities by the Issuer
The following table presents information regarding our purchases of common stock in the three months ended March 31, 2017:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2017-January 31, 2017	283,436	$7.06	283,436	$22,539,824
February 1, 2017-February 28, 2017	188,013	$7.98	188,013	$21,036,448
March 1, 2017-March 31, 2017	140,974	$8.15	140,974	$19,884,029
(1) On May 16, 2011, the Company announced that its Board of Directors approved a share repurchase plan, which authorized the expenditure of up to $10.0 million for the purchase of the Company’s common stock. On May 6, 2013, the Company announced that the Board of Directors approved to increase the total amount available for the purchase of the Company's common stock by $15.0 million. On

May 3, 2016, the Company's Board of Directors approved to increase the total amount available for the purchase of the Company's common stock by an additional $15.0 million. On November 3, 2016, the Company announced that its Board of Directors had increased the total amount available for the repurchase of the Company’s common stock under the Company’s share repurchase plan to $30.0 million.
(2) Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Asset Purchase Agreement, dated as of February 7, 2017, by and between GAIN Capital Group, LLC and Forex Capital Markets L.L.C.
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAIN Capital Holding, Inc.

Date: May 10, 2017	/s/ Glenn H. Stevens
Glenn H. Stevens
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2017	/s/ Nigel Rose
Nigel Rose
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)