Form 10-Q
period 2017-06-30
GAIN Capital Holdings, Inc.
filed 2017-08-08
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 3, 2017, the registrant had 47,241,825 shares of common stock, $0.00001 par value per share, outstanding.

GAIN CAPITAL HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements
GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS:
Cash and cash equivalents	$193,137	$234,760
Cash and securities held for customers	947,328	945,468
Receivables from brokers	80,671	61,096
Property and equipment, net	39,697	36,462
Intangible assets, net	68,661	67,358
Goodwill	32,652	32,107
Other assets	53,803	52,833
Total assets	$1,415,949	$1,430,084
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers	$947,328	$945,468
Accrued compensation and benefits	8,882	13,559
Accrued expenses and other liabilities	36,540	41,547
Income tax payable	400	3,965
Convertible senior notes	127,278	124,769
Total liabilities	$1,120,428	$1,129,308
Commitments and contingent liabilities
Redeemable non-controlling interests	$4,976	$6,594
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized, 53,506,924 shares issued and 47,449,481 shares outstanding as of June 30, 2017; 120 million shares authorized, 52,848,811 shares issued and 48,220,243 shares outstanding as of December 31, 2016)	$—	$—
Additional paid-in capital	221,985	218,392
Retained earnings	133,676	143,399
Accumulated other comprehensive loss	(24,542)	(36,842)
Treasury stock, at cost (6,057,443 shares at June 30, 2017 and 4,628,568 at December 31, 2016)	(40,574)	(30,767)
Total shareholders’ equity	290,545	294,182
Total liabilities and shareholders’ equity	$1,415,949	$1,430,084
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE:
Retail revenue	$79,079	$88,083	$118,010	$183,125
Institutional revenue	7,435	7,209	15,802	13,916
Futures revenue	9,565	12,743	20,145	24,761
Other revenue	822	(60)	1,833	1,513
Total non-interest revenue	96,901	107,975	155,790	223,315
Interest revenue	1,289	443	2,130	761
Interest expense	136	128	299	232
Total net interest revenue	1,153	315	1,831	529
Net revenue	$98,054	$108,290	$157,621	$223,844
EXPENSES:
Employee compensation and benefits	$26,325	$26,615	$50,540	$53,008
Selling and marketing	7,527	6,805	16,783	13,244
Referral fees	13,312	17,553	29,753	38,216
Trading expenses	7,178	7,761	15,245	16,194
General and administrative	12,768	15,027	22,505	31,065
Depreciation and amortization	4,340	3,559	8,359	6,712
Purchased intangible amortization	4,354	3,843	7,956	7,765
Communications and technology	4,602	5,684	9,754	10,963
Bad debt provision	(166)	1,189	(94)	1,761
Restructuring expenses	—	22	—	803
Integration expenses	—	1,043	—	1,856
Legal settlement	—	—	—	9,412
Total operating expense	80,240	89,101	160,801	190,999
OPERATING PROFIT/(LOSS)	17,814	19,189	(3,180)	32,845
Interest expense on long term borrowings	2,694	2,560	5,359	5,152
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE/(BENEFIT)	15,120	16,629	(8,539)	27,693
Income tax expense/(benefit)	994	5,025	(3,899)	7,372
Equity in net loss of affiliate	(34)	(18)	(54)	(34)
NET INCOME/(LOSS)	14,092	11,586	(4,694)	20,287
Net income attributable to non-controlling interests	153	745	238	1,094
NET INCOME/(LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	13,939	10,841	(4,932)	19,193
Other comprehensive income/(loss):
Foreign currency translation adjustment	7,761	(10,249)	12,300	(12,993)
NET COMPREHENSIVE INCOME/(LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$21,700	$592	$7,368	$6,200
Earnings/(loss) per common share:
Basic	$0.31	$0.19	$(0.08)	$0.36
Diluted	$0.31	$0.19	$(0.08)	$0.36
Weighted average common shares outstanding used in computing earnings/(loss) per common share:
Basic	47,687,214	48,546,253	47,790,307	48,584,534
Diluted	47,894,648	48,737,188	47,790,307	48,860,533
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE—December 31, 2016	48,220,243	$—	$(30,767)	$218,392	$143,399	$(36,842)	$294,182
Net loss applicable to Gain Capital Holdings, Inc.	—	—	—	—	(4,932)	—	(4,932)
Exercise of options	82,774	—	—	335	—	—	335
Conversion of restricted stock into common stock	510,793	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	64,546	—	—	402	—	—	402
Purchase of treasury stock	(1,373,685)	—	(9,426)	—	—	—	(9,426)
Shares withheld for net settlements of share-based awards	(55,190)	—	(381)	—	—	—	(381)
Share-based compensation	—	—	—	2,856	—	—	2,856
Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	983	—	983
Dividends declared	—	—	—	—	(5,774)	—	(5,774)
Foreign currency translation adjustment	—	—	—	—	—	12,300	12,300
BALANCE—June 30, 2017	47,449,481	$—	$(40,574)	$221,985	$133,676	$(24,542)	$290,545

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE—December 31, 2015	48,771,015	$—	$(21,808)	$212,981	$120,776	$(5,865)	$306,084
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	19,193	—	19,193
Exercise of options	150,566	—	—	577	—	—	577
Purchase of treasury stock	(775,924)	—	(5,384)	—	—	—	(5,384)
Shares withheld for net settlements of share-based awards	(9,330)	—	(65)	—	—	—	(65)
Share-based compensation	—	—	—	2,148	—	—	2,148
Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	(1,591)	—	(1,591)
Dividends declared	—	—	—	—	(4,837)	—	(4,837)
Foreign currency translation adjustment	—	—	—	—	—	(12,993)	(12,993)
Conversion of restricted stock into common stock	434,699	—	—	—	—	—	—
Tax benefit of stock options exercises	—	—	—	119	—	—	119
Convertible note buyback	—	—	—	(105)	—	—	(105)
Employee stock purchase plan	63,338	—	—	400	—	—	400
BALANCE—June 30, 2016	48,634,364	$—	$(27,257)	$216,120	$133,541	$(18,858)	$303,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(4,694)	$20,287
Adjustments to reconcile net (loss)/income to cash (used in)/provided by operating activities
(Gain)/loss on foreign currency exchange rates	(97)	1,357
Depreciation and amortization	16,315	14,477
Non-cash integration costs	—	366
Deferred tax expense/(benefit)	622	(1,416)
Amortization of deferred financing costs	221	221
Bad debt provision	(94)	1,761
Convertible senior notes discount amortization	2,289	2,112
Share-based compensation	2,856	2,148
Gain on extinguishment of debt	—	(89)
Equity in net loss of affiliate	54	34
Changes in operating assets and liabilities:
Cash and securities held for customers	20,183	(161,579)
Receivables from brokers	(20,036)	(97,988)
Other assets	518	(5,503)
Payable to brokers, dealers, FCM's, Customers	(20,183)	166,784
Accrued compensation and benefits	(4,891)	(3,061)
Accrued expenses and other liabilities	(6,176)	1,303
Income tax payable	(2,699)	5,540
Net cash used in by operating activities	(15,812)	(53,246)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,182)	(12,185)
Acquisition of FXCM assets	(6,960)	—
Net cash used in investing activities	(17,142)	(12,185)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	335	577
Proceeds from employee stock purchase plan	402	400
Purchase of treasury stock	(9,807)	(5,449)
Excess tax benefit from employee stock option exercises	—	302
Dividend payments	(5,774)	(4,837)
Distributions to non-controlling interest holders	(873)	(525)
Repurchase of convertible notes	—	(1,735)
Net cash used in financing activities	(15,717)	(11,267)
Effect of exchange rate changes on cash and cash equivalents	7,048	(5,743)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(41,623)	(82,441)
CASH AND CASH EQUIVALENTS—Beginning of period	234,760	171,888
CASH AND CASH EQUIVALENTS—End of period	$193,137	$89,447
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash (paid)/received during the year for:
Interest	$(3,148)	$(3,081)
Income taxes	$(4,386)	$142
Non-cash financing activities:
Adjustment to redemption value of non-controlling interests	$983	$(1,591)
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

3. FAIR VALUE MEASUREMENT
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Cash and cash equivalents:
Money market accounts	$83,962	$—	$—	$83,962
Cash and securities held for customers:
US treasury bills: U.S. government and agency securities	69,910	—	—	69,910
Receivable from brokers:
Broker derivative contracts	—	1,394	—	1,394
Other assets:
Certificates of deposit	175	—	—	175
Other	125	—	—	125
Payables to customers:
Customer derivative contracts	—	148,645	—	148,645
Total	$154,172	$150,039	$—	$304,211

	Fair Value Measurements on a Recurring Basis as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets (Liabilities):
Cash and cash equivalents:
Money market accounts	$120,927	$—	$—	$120,927
Cash and securities held for customers:
US treasury bills: U.S. government and agency securities	135,974	—	—	135,974
Receivable from brokers:
Broker derivative contracts	—	5,228	—	5,228
Other assets:
Certificates of deposit	175	—	—	175
Other	115	—	—	115
Payables to customers:
Customer derivative contracts	—	115,677	—	115,677
Total	$257,191	$120,905	$—	$378,096

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the six months ended June 30, 2017, nor has there been any movement between levels during the period.

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

Level 3 Financial Liabilities

The Company did not have any Level 3 Financial Assets or Liabilities on June 30, 2017 or December 31, 2016.

Financial Instruments Not Measured at Fair Value

The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the condensed consolidated balance sheets (amounts in thousands).

Receivables from brokers comprise open trades, which are measured at fair value (disclosed above), and the Company's deposits, which are not measured at fair value but approximate fair value. These deposits approximate fair value because they are cash balances that the Company may withdraw at its discretion. Settlement would be expected to occur within a relatively short period of time once a withdrawal is initiated.

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

	As of June 30, 2017		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$79,277	$79,277	$—	$79,277	$—
Financial Liabilities:
Payables to customers	$1,095,973	$1,095,973	$—	$1,095,973	$—
Convertible senior notes	$127,278	$124,568	$—	$124,568	$—

	As of December 31, 2016		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$55,868	$55,868	$—	$55,868	$—
Financial Liabilities:
Payables to customers	$1,061,146	$1,061,146	$—	$1,061,146	$—
Convertible senior notes	$124,769	$122,544	$—	$122,544	$—

4. DERIVATIVES

The Company's contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from brokers and Payables to customers on the accompanying Condensed Consolidated Balance Sheets (amounts in thousands):

	June 30, 2017
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$133,897	$(36,428)	$97,469
CFD contracts	84,198	(40,818)	43,380
Metals contracts	12,830	(3,640)	9,190
Total	$230,925	$(80,886)	$150,039

	June 30, 2017
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from brokers	$79,277	$1,394	$80,671
Payables to customers	$(1,095,973)	$148,645	$(947,328)

	December 31, 2016
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$130,301	$(59,631)	$70,670
CFD contracts	74,443	(37,241)	37,202
Metals contracts	18,766	(5,733)	13,033
Total	$223,510	$(102,605)	$120,905

	December 31, 2016
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from brokers	$55,868	$5,228	$61,096
Payables to customers	$(1,061,145)	$115,677	$(945,468)

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

	June 30, 2017
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	2,848,711	4,613,766

CFD contracts	129,973	178,136
Metals contracts	1,094	409
Total	2,979,778	4,792,311

	December 31, 2016
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	2,427,066	2,288,386
CFD contracts	112,685	156,308
Metals contracts	820	341
Total	2,540,571	2,445,035

The Company did not designate any of its derivatives as hedging instruments. Net gains with respect to derivative instruments are reflected in Retail revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended June 30, 2017 and June 30, 2016 as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivative Instruments:
Foreign currency exchange contracts	$43,633	$52,430	$61,009	$106,727
CFD contracts	26,422	29,659	53,213	64,881
Metals contracts	9,018	5,805	3,782	10,765
Total	$79,073	$87,894	$118,004	$182,373

5. RECEIVABLES FROM BROKERS
The Company has posted funds with brokers as collateral required by agreements for holding trading positions. These amounts are reflected as Receivables from brokers on the Condensed Consolidated Balance Sheets.
Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	June 30, 2017	December 31, 2016
Required collateral	$79,277	$55,868
Open foreign exchange positions	1,394	5,228
Total	$80,671	$61,096

6. PROPERTY AND EQUIPMENT
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	June 30, 2017	December 31, 2016
Software	$63,143	$52,891
Computer equipment	21,453	19,797
Leasehold improvements	11,360	11,055
Telephone equipment	783	778
Office equipment	2,119	2,138
Furniture and fixtures	2,332	2,285
Web site development costs	644	644
Gross property and equipment	101,834	89,588

Less: Accumulated depreciation and amortization	(62,137)	(53,126)
Property and equipment, net	$39,697	$36,462
Depreciation and amortization expense for property and equipment was $4.3 million and $3.6 million for the three months ended June 30, 2017 and 2016, respectively, and $8.4 million and $6.7 million for the six months ended June 30, 2017 and 2016, respectively.

The Company adjusted the amortization period of certain property and equipment that experienced changes in useful lives as a result of the City Index acquisition. This change in useful lives resulted in no additional charge during the three months ended June 30, 2017 and a charge of $0.2 million during the three months ended June 30, 2016, respectively, and no additional charge during the six months ended June 30, 2017 and a charge of $0.4 million during the six months ended June 30, 2016, respectively. The additional charge was recorded in Integration expenses.

7. INTANGIBLE ASSETS
The Company's various intangible assets consisted of the following as of (amounts in thousands):

	June 30, 2017			December 31, 2016
Intangibles	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$59,105	$(26,325)	$32,780	$50,253	$(20,928)	$29,325
Technology	71,353	(40,160)	31,193	70,145	(37,074)	33,071
Trademarks	7,442	(3,117)	4,325	7,104	(2,505)	4,599
Total finite lived intangibles	137,900	(69,602)	68,298	127,502	(60,507)	66,995
Trademark not subject to amortization (1)	363	—	363	363	—	363
Total intangibles	$138,263	$(69,602)	$68,661	$127,865	$(60,507)	$67,358
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

The Company had the following identifiable intangible assets and weighted average amortization periods as of June 30, 2017:

Intangible Assets	Amount (in thousands)	Weighted average amortization period
Customer lists	$59,105	6.9 years
Technology	71,353	9.0 years
Trademarks (1)	7,805	6.7 years
Total intangible assets	$138,263
(1) Trademarks with an indefinite-life, as described above, comprise $0.4 million of the $7.8 million of trademarks.

Amortization expense for the purchased intangibles was $4.4 million and $3.8 million for the three months ended June 30, 2017 and 2016, respectively, and 8.0 million and $7.8 million for the six months ended June 30, 2017 and 2016, respectively.

On February 7, 2017, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") with Forex Capital Markets L.L.C. ("FXCM"). Pursuant to the terms of the Purchase Agreement, FXCM transferred substantially all of its U.S.-domiciled customer accounts to the Company effective as of February 24, 2017. In consideration of the transfer of these accounts, the Company agreed to pay FXCM, without duplication:

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

The Company has paid $7.0 million to FXCM as consideration for the purchased accounts and has accrued an additional $0.1 million for the six months ended June 30, 2017, which was capitalized and included as an intangible asset.

Goodwill

Goodwill is evaluated for impairment on an annual basis during the fourth quarter and in interim periods when events or changes indicate the carrying value may not be recoverable. The Company operates under three reporting units: retail, institutional and futures. There were no additions or impairments to the carrying value of the Company’s goodwill during the six months ended June 30, 2017.

As of June 30, 2017 and December 31, 2016, the Company had recorded goodwill of approximately $32.7 million and $32.1 million, respectively. The increase was related to foreign currency translation adjustments.

The following represents the changes in the carrying amount of goodwill by segment (amounts in thousands):

	Retail	Institutional	Futures	Total
Carrying amount of goodwill as of December 31, 2016	$25,222	$4,519	$2,366	$32,107
Foreign currency translation adjustments	428	77	40	545
Carrying amount of goodwill as of June 30, 2017	$25,650	$4,596	$2,406	$32,652

8. OTHER ASSETS
Other assets consisted of the following as of (amounts in thousands):

	June 30, 2017	December 31, 2016
Vendor and security deposits	$14,494	$9,670
Income tax receivable	4,565	1,017
Deferred tax assets, net	14,347	15,071
GTX trade receivables	4,232	7,515
Customer debit positions	8,505	9,781
Allowance on customer debit positions	(8,338)	(9,237)
Insurance receivable	197	3,500
Prepaid assets	9,259	8,300
Miscellaneous receivables	5,963	6,615
Equity method investment	579	601
Total other assets	$53,803	$52,833

9. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company. These accounts are recorded in Payables to customers on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $0.2 million and $0.3 million at June 30, 2017 and December 31, 2016, respectively.

IPGL Limited, the majority selling shareholder in the acquisition of City Index, has a trading account with the Company which is recorded in Payables to customers on the Condensed Consolidated Balance Sheet. The aggregate amount of these funds was $13.3 million and $3.8 million as of June 30, 2017 and December 31, 2016, respectively.

The Company has certain receivables recorded in Other Assets due from certain officers of the Company related to taxes paid on equity exercises. The aggregate amount of these receivables was $0.6 million as of June 30, 2017 and was received on July 28, 2017. There were no receivables due from the Company's officers as of December 31, 2016.

10. RESTRUCTURING

During 2016, the Company incurred restructuring expenses related to the global headcount reductions following the City Index acquisition. The Company incurred $0.8 million of restructuring expenses for the six months ended June 30, 2016. These expenses are recorded in Restructuring expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss). The restructuring liabilities have all been paid as of June 30, 2017. The Company incurred no additional restructuring expenses for the six months ended June 30, 2017.

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

The table below reflects the non-controlling interests' effects on the Company's financial statements (amounts in thousands):

Redeemable non-controlling interests
January 1, 2017	$6,594
Adjustment to the redemption value of non-controlling interests	(983)
Net income attributable to non-controlling interests	238
Distributions to non-controlling interest holders	(873)
June 30, 2017	$4,976

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

The balances of the liability and equity components of the Convertible Senior Notes as of June 30, 2017 and December 31, 2016 were as follows (amounts in thousands):

	June 30, 2017	December 31, 2016
Liability component - principal	$138,150	$138,150
Deferred bond discount	(10,748)	(13,213)
Deferred financing cost	(124)	(168)
Liability component - net carrying value	$127,278	$124,769

Additional paid in capital	$27,822	$27,822
Discount attributable to equity	(419)	(419)
Equity component	$27,403	$27,403

Interest expense related to the Convertible Senior Notes, included in Interest Expense on long term borrowings in the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) was as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense - stated coupon rate	$1,425	$1,431	$2,850	$2,875
Interest expense - amortization of deferred bond discount and costs	1,269	1,091	2,509	2,156
Total interest expense - convertible senior notes	$2,694	$2,522	$5,359	$5,031

13. EARNINGS/(LOSS) PER COMMON SHARE
Basic and diluted earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, unvested restricted stock units and unvested restricted stock awards. Approximately 0.2 million and 0.3 million stock options were excluded from the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2017, respectively, as they were anti-dilutive. Approximately 0.3 million and 0.7 million stock options were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2016, respectively, as they were anti-dilutive.

Diluted earnings (loss) per share excludes any shares of Company common stock potentially issuable under the Company's convertible senior notes, which are discussed in Note 12. Based upon an assumed trading price of $13 for each share of the Company's common stock, and if the relevant conditions under the indenture governing both 2018 and 2020 convertible senior notes were satisfied, there would be an additional 0.5 million and 1.5 million dilutive shares as of June 30, 2017, for the 2018 and 2020 notes, respectively.

The following table sets forth the computation of earnings (loss) per share (amounts in thousands except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$13,939	$10,841	$(4,932)	$19,193
Adjustment (1)	915	(1,690)	983	(1,591)
Net income/(loss) available to GAIN common shareholders	$14,854	$9,151	$(3,949)	$17,602

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	47,687,214	48,546,253	47,790,307	48,584,534
Effect of dilutive securities:
Stock options	207,434	85,115	267,880	128,654
RSUs/RSAs	—	105,820	6,923	147,345
Diluted weighted average common shares outstanding	47,894,648	48,737,188	47,790,307	48,860,533
Earnings/(loss) per common share:
Basic	$0.31	$0.19	$(0.08)	$0.36
Diluted	$0.31	$0.19	$(0.08)	$0.36

(1)
During the three and six months ended June 30, 2017 and 2016, the Company concluded that the carrying value of the Company's redeemable noncontrolling interests was less than their redemption value, requiring that an adjustment to the carrying value be recorded for purposes of calculating earnings (loss) per common share. The adjustment to increase or reduce the carrying value will, respectively, reduce or increase earnings (loss) per common share by reducing or increasing net income available to common shareholders.

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

15. INCOME TAXES
The Company's provision (benefit) for income taxes was approximately $1.0 million and $(3.9) million for the three and six months ended June 30, 2017, respectively. The Company's provision for income taxes was approximately $5.0 million and $7.4 million for the three and six months ended June 30, 2016, respectively. These amounts reflect the Company's estimate of the annual effective tax rates of 6.6% and 30.2%, adjusted for certain discrete items, for the three months ended June 30, 2017 and 2016, respectively. The Company's effective tax rates of 45.7% and 26.6% for the six months ended June 30, 2017 and 2016, respectively, reflect the Company's estimate of the annual effective tax rate adjusted for certain discrete items, primarily changes in uncertain tax positions.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Certain net deferred tax assets of the Company are included in Other assets on the Condensed Consolidated Balance Sheets.

16. REGULATORY REQUIREMENTS
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of June 30, 2017 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$35.2	$45.5	$10.3	129%
GAIN Capital Securities, Inc.	0.1	0.4	0.3	400%
Trade Facts, Ltd.	0.6	3.1	2.5	517%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	4.5	2.6	237%
GAIN Capital Australia Pty Ltd.	0.8	8.4	7.6	1,050%
GAIN Capital-Forex.com Canada Ltd.	0.2	1.3	1.1	650%
GAIN Capital-Forex.com U.K., Ltd.	5.1	16.7	11.6	327%
GAIN Capital Japan Co., Ltd.	1.3	8.9	7.6	685%
GAIN Global Markets, Inc.	0.8	1.4	0.6	175%
GAIN Capital UK, Ltd.	91.4	191.7	100.3	210%
GAIN Capital Singapore Pte, Ltd.	0.4	10.9	10.5	2,725%
Global Assets Advisors, LLC	0.1	1.4	1.3	1,400%
GAIN Capital Payments Ltd.	0.1	0.6	0.5	600%
Total	$138.0	$294.8	$156.8	214%

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

Retail Segment
Business in the retail segment is conducted primarily through the Company's FOREX.com and City Index brands. The Company provides its retail customers around the world with access to a diverse range of 12,500 global financial markets, including spot forex, precious metals, spread bets and CFDs on commodities, indices, individual equities, options and interest rate products, as well as OTC options on forex. In the United Kingdom, the Company also offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment to residents of that country.

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

Corporate and other
Corporate and other provides general corporate services to the Company's segments and also includes eliminations between operating segments which were $0.6 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $1.1 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively. Corporate and other revenue primarily comprises foreign currency transaction gains and losses.
Selected financial information by segment is presented in the following tables (amounts in thousands):

	Retail
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$80,605	$89,370	$120,691	$186,075

Employee compensation and benefits	16,630	16,897	31,978	33,599
Selling and marketing	7,244	6,546	16,149	12,760
Referral fees	9,826	13,699	22,149	30,301
Other operating expenses	15,978	20,749	30,460	41,628
Segment profit	$30,927	$31,479	$19,955	$67,787

	Institutional
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$7,690	$7,482	$16,311	$14,601

Employee compensation and benefits	3,588	3,462	7,630	6,664
Selling and marketing	10	35	31	41
Other operating expenses	2,928	2,518	6,155	4,959
Segment profit	$1,164	$1,467	$2,495	$2,937

	Futures
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$10,013	$12,857	$20,980	$25,060

Employee compensation and benefits	2,494	3,111	5,045	6,097
Selling and marketing	221	224	486	443
Referral fees	3,486	3,854	7,604	7,915
Other operating expenses	3,233	3,846	6,975	7,829
Segment profit	$579	$1,822	$870	$2,776

	Corporate and Other
	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
Other revenue	$(254)	$(1,420)	$(362)	$(1,894)

Employee compensation and benefits	3,964	3,145	6,489	6,648
Selling and marketing	52	—	116	—
Other operating expenses	1,892	2,547	3,218	5,565
Loss	$(6,162)	$(7,112)	$(10,185)	$(14,107)

Reconciliation of operating segment profit to Income before income tax expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Retail segment	$30,927	$31,479	$19,955	$67,787
Institutional segment	1,164	1,467	2,495	2,937
Futures segment	579	1,822	870	2,776
Corporate and other	(6,162)	(7,112)	(10,185)	(14,107)
SEGMENT PROFIT	26,508	27,656	13,135	59,393
Depreciation and amortization	4,340	3,559	8,359	6,712
Purchased intangible amortization	4,354	3,843	7,956	7,765
Restructuring expenses	—	22	—	803
Integration expenses	—	1,043	—	1,856
Legal settlement	—	—	—	9,412
OPERATING PROFIT/(LOSS)	17,814	19,189	(3,180)	32,845
Interest expense on long term borrowings	2,694	2,560	5,359	5,152
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	$15,120	$16,629	$(8,539)	$27,693

18. SUBSEQUENT EVENTS
In August 2017, the Company announced the payment of a $0.06 dividend per share of Common Stock payable on September 19, 2017 to stockholders of record on September 12, 2017.

On August 3, 2017, GAIN Capital Holdings (the "Borrower”), Inc. entered into a Credit Agreement, dated as of August 2, 2017 , with Barclays Bank PLC , as Administrative Agent, Collateral Agent, Arranger and Documentation Agent, Sterling National Bank as Joint Bookrunner, and the other lenders from time to time party thereto. The Credit Agreement provides for a U.S $50 million senior secured first lien revolving credit facility (the "Facility”).  Upon request of the Borrower, the Facility may be increased by up to $25 million, with a minimum increase of $5 million.  Each Lender has the absolute discretion to provide all or any part of the requested increase, or to decline to participate in the increase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN,” the “Company,” “our,” “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. GAIN’s fiscal quarter ended on June 30, 2017.
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

We operate our business in three segments. Through our retail segment, we provide our retail customers around the world with access to a diverse range of global financial markets, including spot forex, precious metals, spread bets and CFDs on commodities, indices, individual equities and interest rate products, as well as OTC options on forex. Our institutional segment provides agency execution services and offers access to markets in spot and forward foreign exchange and precious metals via our GTX platform. We provide deep liquidity in spot and forward foreign exchange and precious metals to buy-side and sell-side firms, including banks, brokers, hedge funds, Commodity Trading Advisors and asset managers. Our futures segment offers execution and risk management services for exchange-traded futures and futures options on major U.S. and European futures and options exchanges. Each of our operating segments is discussed in more detail below.

As a global provider of online trading services, our results of operations are impacted by a number of external market factors, including market volatility and transaction volumes, competition, the regulatory environment in the various jurisdictions and markets in which we operate and the financial condition of the retail and institutional customers to whom we provide our services. These factors are not the only factors that impacted our results of operations for the most recent fiscal period, and additional factors may impact our results of operations in future periods. In addition, please see "Part II - Item 1A. Risk Factors" for a discussion of other factors that may impact our business.

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

Our results of operations for the three months ended June 30, 2017 reflected strong performance driven by widening of average trading ranges and increased volatility relative to the three months ended March 31, 2017, which had challenging market conditions, with the narrowing of average trading ranges and volatility decreasing from the levels experienced during the twelve months ended December 31, 2016.

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

Regulatory Environment
In recent years, the financial markets have experienced a major global regulatory overhaul, as regulators and legislators in the United States and abroad have proposed and, in some instances, adopted, a wide range of regulatory changes that have had a significant effect on the manner in which we operate our businesses. For example, in December 2016, the FCA issued a consultation paper, referred to as CP16/40, that includes a number of proposed changes to the regulatory requirements relating to companies, such as GCUK2, that offer CFDs and spread bets. These proposed requirements include enhanced risk disclosures, a ban on offering account bonuses or similar promotional incentives to clients, mandatory margin close-out levels for retail clients and limitations on the leverage that may be offered to clients, with the limitations varying based on whether the clients are classified as experienced or inexperienced using criteria identified by the FCA. During June 2017, the FCA stated that any further action will now be delayed pending a review by the European Securities and Markets Authority, which has been reviewing regulatory actions relating to CFDs taken by various European regulators and is expected to propose new rules to regulate the CFD industry in 2018.

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

Asset Acquisition
On February 7, 2017, we entered into an Asset Purchase Agreement (the "Purchase Agreement") with Forex Capital Markets L.L.C. ("FXCM"). Pursuant to the terms of the Purchase Agreement, FXCM transferred substantially all of its U.S.-domiciled customer accounts to us effective as of February 24, 2017. In consideration of the transfer of these accounts, we agreed to pay FXCM, without duplication:

•	$500 per account for each transferred account that first executes a new trade with us during the 76-day period immediately following the closing of the account transfer (the "Initial Period"); and

•
$250 per account for each transferred account that (i) did not execute a new trade with us during the Initial Period and (ii) executes a new trade with us during the 77-day period immediately following the last day of the Initial Period.

We paid $7.0 million to FXCM as consideration for the purchased accounts and accrued an additional $0.1 million for the six months ended June 30, 2017, which was capitalized and included as an intangible asset.

Key Income Statement Line Items and Key Operating Metrics

The following section briefly describes the key components of our revenues and expenses, our use of non-GAAP financial measures, and key operating metrics we use to evaluate the performance of our business.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$98,054	$108,290	$157,621	$223,844
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$13,939	$10,841	$(4,932)	$19,193

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

For the three and six months ended June 30, 2017, retail revenue represented 80.6% and 74.9% of our total net revenue, respectively. For the three and six months ended June 30, 2016, retail revenue represented 81.3% and 81.8% of our total net revenue, respectively.

For the three and six months ended June 30, 2017, approximately 98% and 97%, respectively, of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 2% and 3%, respectively, of our average daily retail trading volume consisted of our net exposure. For the three and six months ended June 30, 2016, approximately 97% and 96%, respectively, of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 3% and 4%, respectively, of our average daily retail trading volume consisted of our net exposure.

We manage our net exposure by applying position and exposure limits established under our risk-management policies and by continuous, active monitoring by our trading and risk teams. Based on our risk management policies and procedures, over time a portion of our net exposure may be hedged with our liquidity providers. Although we do not actively initiate proprietary market positions in anticipation of future movements in the relative prices of the products we offer, through our net exposure we are likely to have open positions in various products at any given time. In the event of unfavorable market movements, we may experience losses on such positions. See “Our Retail Segment - Sophisticated Risk Management” in Item 1. Business, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for further details regarding our risk management policies for the retail segment.

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

This intercompany revenue totaled approximately $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2017.

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

Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term United States government securities or treasury bills. Interest paid to customers varies primarily due to the net value of a customer account. A customer's net account value equals cash on deposit plus the mark-to-market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $1.2 million for the three months ended June 30, 2017, compared to net interest revenue of $0.3 million for the three months ended June 30, 2016.

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

Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from the customers that they have introduced. Our indirect business accounted for 30.9% and 35.3% of retail trading volume in the three and six months ended June 30, 2017, and 42.9% and 44.7% in the three and six months ended June 30, 2016, respectively. The decline in indirect volume was due to our focus on partner optimization and improving margins, as well as an increase in direct volume as a result of FXCM.

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

Restructuring Expenses
For the three and six months ended June 30, 2016, we incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with ASC 420 Exit or Disposal Cost Obligations and ASC 712 Compensation - Nonretirement Postemployment Benefits.

Integration Expenses
For the three and six months ended June 30, 2016, we incurred integration expenses, which are acquisition-related costs that are incurred while integrating the acquired company into the consolidated group. These costs include retention bonuses paid to employees and the cost of retiring redundant assets.

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

Operating Metrics
We review various key operating metrics, which are described below, to evaluate the performance of our businesses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Retail
OTC Trading Volume (billions)	$646.4	$710.9	$1,265.7	$1,572.6
OTC Average Daily Volume (billions)	$9.9	$10.9	$9.7	$12.2
Active OTC Accounts(1)	134,120	135,369	134,120	135,369

Client Assets (millions)	$732.9	$641.3	$732.9	$641.3

Institutional
ECN Volume (billions)	$715.7	$526.9	$1,475.3	$1,058.5
ECN Average Daily Volume (billions)	$11.0	$8.1	$11.3	$8.2
Swap Dealer Volume (billions)	$141.5	$186.2	$367.0	$372.9
Swap Dealer Average Daily Volume (billions)	$2.2	$2.9	$2.8	$2.9

Futures
Number of Futures Contracts	1,655,166	2,223,501	3,715,797	4,557,809
Futures Average Daily Contracts	26,272	34,742	29,726	36,462
Active Futures Accounts	7,885	8,822	7,885	8,822
Client Assets (millions)	$214.4	$419.5	$214.4	$419.5

(1)	We have updated our historical active account disclosures to reflect a change in definition for certain accounts.

OTC Trading Volume
OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by customers in our retail segment. Approximately 43.0% and 40.7% of our overall customer trading volume for the three and six months ended June 30, 2017, respectively, was generated in our retail segment, compared to 57.4% and 59.8% for the three and six months ended June 30, 2016, respectively.

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

Number of Futures Contracts
Number of futures contracts represent the total number of contracts transacted by customers in our futures segment.

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
The volatility of financial markets has generally been positively correlated with customer trading volume. Our customer trading volume is also affected by the following four additional factors:

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

RESULTS OF OPERATIONS
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	(amounts in thousands)				(amounts in thousands)
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
REVENUE:
Retail revenue	$79,079	$88,083	$(9,004)	(10.2)%	$118,010	$183,125	$(65,115)	(35.6)%
Institutional revenue	7,435	7,209	226	3.1%	15,802	13,916	1,886	13.6%
Futures revenue	9,565	12,743	(3,178)	(24.9)%	20,145	24,761	(4,616)	(18.6)%
Other revenue	822	(60)	882	1,470.0%	1,833	1,513	320	21.2%
Total non-interest revenue	96,901	107,975	(11,074)	(10.3)%	155,790	223,315	(67,525)	(30.2)%
Interest revenue	1,289	443	846	191.0%	2,130	761	1,369	179.9%
Interest expense	136	128	8	6.3%	299	232	67	28.9%
Total net interest revenue	1,153	315	838	266.0%	1,831	529	1,302	246.1%
Net revenue	$98,054	$108,290	$(10,236)	(9.5)%	$157,621	$223,844	$(66,223)	(29.6)%

Our total net revenue decreased $10.2 million, or 9.5%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Total net revenue decreased $66.2 million, or 29.6%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Retail revenue decreased $9.0 million, or 10.2%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was primarily due to a decrease in volume related to indirect customers, as well as a slight decrease in revenue capture. Retail revenue decreased $65.1 million, or 35.6%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was primarily related to a decrease in volume related to indirect customers with revenue capture trailing the prior year.

Institutional revenue increased $0.2 million, or 3.1%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily due to an increase in volume from ECN and high frequency traders. Institutional revenue increased $1.9 million, or 13.6%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily related to an increase in volume related to ECN.

Futures revenue decreased $3.2 million, or 24.9%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was primarily related to a decrease in volume across all customer types, partially offset by a slight increase in revenue capture. Futures revenue decreased $4.6 million, or 18.6%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was primarily related to a decrease in volume across all customer types.

Other revenue increased $0.9 million and $0.3 million, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The increases were primarily due to the impact of foreign currency revaluation.

Expenses
Our total operating expenses for the three months ended June 30, 2017 decreased $8.9 million, or 9.9%, compared to the three months ended June 30, 2016. Our total operating expenses for the six months ended June 30, 2017 decreased $30.2 million, or 15.8%, compared to the six months ended June 30, 2016. The changes in expenses are discussed in more detail below.

	Three Months Ended June 30,				Six Months Ended June 30,
	(amounts in thousands)				(amounts in thousands)
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Employee compensation and benefits	$26,325	$26,615	$(290)	(1.1)%	$50,540	$53,008	$(2,468)	(4.7)%
Selling and marketing	7,527	6,805	722	10.6%	16,783	13,244	3,539	26.7%
Referral fees	13,312	17,553	(4,241)	(24.2)%	29,753	38,216	(8,463)	(22.1)%
Trading expenses	7,178	7,761	(583)	(7.5)%	15,245	16,194	(949)	(5.9)%
General and administrative	12,768	15,027	(2,259)	(15.0)%	22,505	31,065	(8,560)	(27.6)%
Depreciation and amortization	4,340	3,559	781	21.9%	8,359	6,712	1,647	24.5%
Purchased intangible amortization	4,354	3,843	511	13.3%	7,956	7,765	191	2.5%
Communications and technology	4,602	5,684	(1,082)	(19.0)%	9,754	10,963	(1,209)	(11.0)%
Bad debt provision	(166)	1,189	(1,355)	(114.0)%	(94)	1,761	(1,855)	(105.3)%
Restructuring expenses	—	22	(22)	(100.0)%	—	803	(803)	(100.0)%
Integration expenses	—	1,043	(1,043)	(100.0)%	—	1,856	(1,856)	(100.0)%
Legal settlement	—	—	—	—%	—	9,412	(9,412)	(100.0)%
Total operating expense	80,240	89,101	(8,861)	(9.9)%	160,801	190,999	(30,198)	(15.8)%
OPERATING PROFIT/(LOSS)	17,814	19,189	(1,375)	(7.2)%	(3,180)	32,845	(36,025)	(109.7)%
Interest expense on long term borrowings	2,694	2,560	134	5.2%	5,359	5,152	207	4.0%
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE/(BENEFIT)	15,120	16,629	(1,509)	(9.1)%	(8,539)	27,693	(36,232)	(130.8)%
Income tax expense/(benefit)	994	5,025	(4,031)	(80.2)%	(3,899)	7,372	(11,271)	(152.9)%
Employee compensation and benefits for the three months ended June 30, 2017 remained relatively flat compared to the three months ended June 30, 2016. Employee compensation and benefits for the six months ended June 30, 2017 decreased $2.5 million, or 4.7%, compared to the six months ended June 30, 2016. The decrease was primarily due to a reduction in commission-based payments as a result of the decrease in volume for the period ended June 30, 2017.

Selling and marketing expense increased $0.7 million, or 10.6%, and $3.5 million, or 26.7%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The increases were primarily related to increases in marketing expenditures for our retail segment to support our organic growth strategy during the three and six months ended June 30, 2017.

Referral fees decreased $4.2 million, or 24.2%, and $8.5 million, or 22.1%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The decreases were primarily related to the decrease in indirect volume during the three and six months ended June 30, 2017.

Trading expenses decreased $0.6 million, or 7.5%, and $0.9 million, or 5.9%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The decreases were primarily related to a reduction in exchange fee and market data payments for the three and six months ended June 30, 2017.

General and administrative expenses decreased $2.3 million, or 15.0%, and $8.6 million, or 27.6%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The decreases were due to a reduction in vendor payments, specifically in audit fees and regulatory assessments, and a reduction in rent due to renegotiation or extension of leased facilities, as well as a reduction in banking fees.

Communications and technology expenses decreased $1.1 million, or 19.0%, and $1.2 million, or 11.0%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The decreases were primarily related to a decrease in spend on third-party services during the three and six months ended June 30, 2017.

On April 28, 2016, we entered into a settlement agreement with the claimants in the Cameron Farley Ltd. matter. Pursuant to the terms of the settlement agreement, we agreed to make a one-time settlement payment in exchange for a full and final settlement of all claims. The settlement amount, net of insurance recoveries, totaled approximately $9.2 million.

Income tax expense for the three months ended June 30, 2017 decreased by $4.0 million, with a tax expense of $1.0 million compared to a tax expense of $5.0 million in the three months ended June 30, 2016. Income tax expense for the six months ended June 30, 2017 decreased by $11.3 million, with a tax benefit of $3.9 million compared to a tax expense of $7.4 million for the six months ended June 30, 2016.

Segment Results - Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

Retail Segment (amounts in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net revenue	$80,605	$89,370	$(8,765)	(9.8)%	$120,691	$186,075	$(65,384)	(35.1)%

Employee compensation and benefits	16,630	16,897	(267)	(1.6)%	31,978	33,599	(1,621)	(4.8)%
Selling and marketing	7,244	6,546	698	10.7%	16,149	12,760	3,389	26.6%
Referral fees	9,826	13,699	(3,873)	(28.3)%	22,149	30,301	(8,152)	(26.9)%
Other operating expenses	15,978	20,749	(4,771)	(23.0)%	30,460	41,628	(11,168)	(26.8)%
Segment profit	$30,927	$31,479	$(552)	(1.8)%	$19,955	$67,787	$(47,832)	(70.6)%

Retail segment net revenue for the three months ended June 30, 2017 decreased $8.8 million, or 9.8%, compared to the three months ended June 30, 2016. The decrease was primarily related to a decrease in volume related to indirect customers, as well as a slight decrease in revenue capture. Retail segment net revenue for the six months ended June 30, 2017 decreased $65.4 million, or 35.1%, compared to the six months ended June 30, 2016. The decrease was primarily related to a decrease in volume related to indirect customers with revenue capture trailing the prior year, especially in the first quarter of 2017.

Employee compensation and benefits expenses for the retail segment decreased $0.3 million, or 1.6%, and $1.6 million, or 4.8%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The decreases were primarily due to the decrease in commission-based payments as a result of the decrease in volume for the three and six months ended June 30, 2017.

Selling and marketing expense for the retail segment increased $0.7 million, or 10.7%, and $3.4 million, or 26.6%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The increases were primarily related to increases in marketing expenditures to support our organic growth strategy during the three and six months ended June 30, 2017.

Referral fees for the retail segment decreased $3.9 million, or 28.3%, and $8.2 million, or 26.9%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The decreases were primarily related to the decrease in volume for the three and six months ended June 30, 2017.

Other operating expenses for the retail segment decreased $4.8 million, or 23.0%, and $11.2 million, or 26.8%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The decreases were due to a reduction in vendor payments, specifically in audit fees and regulatory assessments, as well as a reduction in exchange fee and market data payments and rent payments due to renegotiation or extension of leased facilities.

Other operating expenses for the retail segment include general and administrative expenses, communication and technology expenses and trading expenses.

Institutional Segment (amounts in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net revenue	$7,690	$7,482	$208	2.8%	$16,311	$14,601	$1,710	11.7%

Employee compensation and benefits	3,588	3,462	126	3.6%	7,630	6,664	966	14.5%
Selling and marketing	10	35	(25)	(71.4)%	31	41	(10)	(24.4)%
Other operating expenses	2,928	2,518	410	16.3%	6,155	4,959	1,196	24.1%
Segment profit	$1,164	$1,467	$(303)	(20.7)%	$2,495	$2,937	$(442)	(15.0)%

Institutional segment net revenue for the three months ended June 30, 2017 increased $0.2 million, or 2.8%, compared to the three months ended June 30, 2016. The increase was primarily due to an increase in volume from ECN and high frequency traders. Institutional segment net revenue for the six months ended June 30, 2017 increased $1.7 million, or 11.7%, compared to the six months ended June 30, 2016. The increase was primarily related to an increase in ECN volume.

Employee compensation and benefits expenses for the institutional segment increased $0.1 million, or 3.6%, and $1.0 million, or 14.5%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The increases were primarily due to an increase in commissions and sales bonuses paid to employees as a result of the increase in volume, as well as headcount increases.

Selling and marketing expenses for the institutional segment remained relatively flat for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, and for the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

Other operating expenses for the institutional segment increased $0.4 million, or 16.3%, and $1.2 million, or 24.1%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The increases were primarily due to increased fees charged by our clearing firms as a result of the increase in volume.

Other operating expenses from the institutional segment include general and administrative expenses, communication and technology expenses and trading expenses.

Futures Segment (amounts in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net revenue	$10,013	$12,857	$(2,844)	(22.1)%	$20,980	$25,060	$(4,080)	(16.3)%

Employee compensation and benefits	2,494	3,111	(617)	(19.8)%	5,045	6,097	(1,052)	(17.3)%
Selling and marketing	221	224	(3)	(1.3)%	486	443	43	9.7%
Referral fees	3,486	3,854	(368)	(9.5)%	7,604	7,915	(311)	(3.9)%
Other operating expenses	3,233	3,846	(613)	(15.9)%	6,975	7,829	(854)	(10.9)%
Segment profit	$579	$1,822	$(1,243)	(68.2)%	$870	$2,776	$(1,906)	(68.7)%

Futures segment net revenue for the three months ended June 30, 2017 decreased $2.8 million, or 22.1%, compared to the three months ended June 30, 2016. The decrease primarily resulted from a decrease in volume across all customer types, partially offset by a slight increase in revenue capture. Futures segment net revenue for the six months ended June 30, 2017 decreased $4.1 million, or 16.3%, compared to the six months ended June 30, 2016. The decrease primarily related to a decrease in trading volume.

Employee compensation and benefits expenses decreased $0.6 million, or 19.8%, and $1.1 million, or 17.3%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The decreases were primarily due to lower commissions paid to employees as a result of the decrease in trading volume and related revenue.

Selling and marketing expenses for the futures segment remained relatively flat for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Referral fees for the futures segment decreased $0.4 million, or 9.5%, and $0.3 million, or 3.9%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The decreases primarily related to the decrease in trading volume.

Other operating expenses for the futures segment decreased $0.6 million, or 15.9%, and $0.9 million, or 10.9%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The decreases were primarily due to a decrease in charges from our clearing brokers due to the decrease in trading volume.

Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses and trading expenses.

Corporate and Other (amounts in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Other revenue	$(254)	$(1,420)	$1,166	82.1%	$(362)	$(1,894)	$1,532	80.9%

Employee compensation and benefits	3,964	3,145	819	26.0%	6,489	6,648	(159)	(2.4)%
Selling and marketing	52	—	52	100.0%	116	—	116	100.0%
Other operating expenses	1,892	2,547	(655)	(25.7)%	3,218	5,565	(2,347)	(42.2)%
Loss	$(6,162)	$(7,112)	$950	(13.4)%	$(10,185)	$(14,107)	$3,922	(27.8)%

Corporate and other revenue increased $1.2 million, or 82.1%, and $1.5 million, or 80.9% for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The increases were largely due to changes in foreign currency revaluations.

Employee compensation and benefits expenses for employees not attributed to any of our operating segments, such as our executive officers, for the three months ended June 30, 2017 increased $0.8 million, or 26.0%, compared to the three months ended June 30, 2016. The increase was primarily due to an increase in our estimated annual employee incentive compensation costs based on results for the three months ended June 30, 2017. Employee compensation and benefits expenses for employees not attributed to any of our operating segments for the six months ended June 30, 2017 remained flat compared to the six months ended June 30, 2016.

Selling and marketing expenses not attributed to any of our operating segments remained flat for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Other operating expenses not attributed to any of our operating segments decreased $0.7 million, or 25.7%, and $2.3 million, or 42.2%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The decreases were primarily due to a reduction in corporate related insurance costs, temporary staffing costs, vendor payments, and a reduction in rent payments due to renegotiation or extension of leased facilities.

Liquidity and Capital Resources
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations by our subsidiaries, the issuance of debt and equity securities, including the 4.125% Convertible Senior Notes due 2018 that we issued in the fourth quarter of 2013 and the 4.125% Convertible Senior Notes due 2020 that were issued in 2015 in connection with our acquisition of City Index, and access to secured lines of credit. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. We expect that our capital expenditures for the next 12 months will be lower than 2016, as we continue to identify areas for savings and adapt to a disciplined capital expenditure approach.

We primarily hold and invest our cash at various financial institutions and in various investments, including cash held at banks, deposits at our liquidity providers and money market funds which invest in short-term U.S. government securities. In general, we believe all of our investments and deposits are of high credit quality and we have more than adequate liquidity to conduct our businesses.

As a holding company, nearly all of our funds from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. The following table shows the amount of accumulated earnings held by our operating subsidiaries located outside the United States at June 30, 2017 (amounts in millions):

Entity Name	Accumulated Earnings
GAIN Capital Forex.com Australia, Pty. Ltd.	$—
Trade Facts Ltd.	3.5
GAIN Capital-Forex.com Hong Kong, Ltd.	—
GAIN Capital Australia Pty Ltd.	5.2
GAIN Capital-Forex.com Canada Ltd.	—
GAIN Capital-Forex.com U.K., Ltd.	10.5
Forex.com Japan Co., Ltd.	—
GAIN Capital UK, Ltd.	29.4
GAIN Capital Singapore Pte. Ltd.	—
GAIN Global Markets, Inc.	—
Faraday Research LLP	0.6
GTX Bermuda Ltd.	15.4
GAIN Global Markets Bermuda, Ltd.	—
Total	$64.6

As noted above, at June 30, 2017, we had approximately $64.6 million of undistributed earnings of our operating foreign subsidiaries indefinitely invested outside the United States. In connection with the previously announced restatement of our financial statements for the years ended December 31, 2014 and 2013 and certain quarters of 2015, we took a charge for U.S. taxes that would arise if $48.3 million of these earnings were repatriated to the United States. Accordingly, these funds could in fact be repatriated without the need to pay any additional U.S. taxes. The remaining earnings are indefinitely invested outside the United States and are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. If the remaining earnings had been repatriated into the United States as of June 30, 2017, in the form of dividends or otherwise, we would have been subject to additional income taxes of approximately $6.1 million.

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

Regulatory Capital Requirements
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of June 30, 2017 and the actual amounts of capital that were maintained on that date (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$35.2	$45.5	$10.3
GAIN Capital Securities, Inc.	0.1	0.4	0.3
Trade Facts, Ltd.	0.6	3.1	2.5
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	4.5	2.6
GAIN Capital Australia Pty Ltd.	0.8	8.4	7.6
GAIN Capital-Forex.com Canada Ltd.	0.2	1.3	1.1
GAIN Capital-Forex.com U.K., Ltd.	5.1	16.7	11.6
GAIN Capital Japan Co., Ltd.	1.3	8.9	7.6
GAIN Global Markets, Inc.	0.8	1.4	0.6
GAIN Capital UK, Ltd.	91.4	191.7	100.3
GAIN Capital Singapore Pte, Ltd.	0.4	10.9	10.5
Global Assets Advisors, LLC	0.1	1.4	1.3
GAIN Capital Payments Ltd.	0.1	0.6	0.5
Total	$138.0	$294.8	$156.8

Our futures commission merchant and forex dealer subsidiary, GCG, LLC, is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements, Sections 11 and 12. Under applicable provisions of these regulations, GCGL is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Risk Maintenance Margin, or $20 million plus 5% of all liabilities owed to retail customers exceeding $10 million, plus 10% of all liabilities owed to eligible contract participant counterparties acting as a dealer that are not an affiliate. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. GCGL's current assets primarily consist of cash and cash equivalents reported on its balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. GCGL's total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions or haircuts against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. GCGL's net capital and adjusted net capital changes from day to day. As of June 30, 2017, GCGL had net capital of approximately $45.5 million and net capital requirements and haircut charges of $35.2 million. As of June 30, 2017, GAIN Capital Group's excess net capital was $10.3 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GCGL's net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

GCUK1, GCUK2 and Trade Facts are all registered in the U.K. and are regulated by the Financial Conduct Authority in respect of their trading activity. These U.K. Entities are required to comply with relevant U.K. and E.U. legislation and regulation.

GCUK1 is regulated by the FCA, as a full scope €730k IFPRU Investment Firm. GCUK1 is required to maintain the greater of approximately $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration and market risk. At June 30, 2017, GCUK1 maintained $11.6 million more than the minimum required regulatory capital for a total of 3.3 times the required capital. Following the successful integration of City Index in the UK, GCUK1 no longer has any clients and is no longer conducting any operational activities. It is currently in the process of deregistering its license with FCA. Until that time, GCUK1 will maintain its regulatory capital in line with requirements.

GCUK2 is regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK2 is required to maintain the greater of approximately $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration and market risk. At June 30, 2017, GCUK2 maintained $100.3 million more than the minimum required regulatory capital for a total of 2.1 times the required capital.

Trade Facts is regulated by the FCA as a BIPRU Limited License Firm. Trade Facts is required to maintain a base financial resources requirement of approximately $0.05 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or fixed overhead requirement. At June 30, 2017, Trade Facts maintained $2.5 million more than the minimum required regulatory capital for a total of 5.2 times the required capital.

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

GAIN Capital Payments Ltd. is regulated in the U.K by the FCA and is authorized to carry out payment services under the Payment Services Regulations 2009. The regulatory capital must be the greater of either (i) $0.1 million (€0.1 million) or (ii) requirements determined by the fixed overhead requirement. At June 30, 2017, GAIN Capital Payments Ltd. maintained the minimum required regulatory capital.

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

Operating Cash
We are required to maintain cash on deposit with our liquidity providers in order to conduct our hedging activities. As of June 30, 2017, we posted $80.7 million in cash with liquidity providers. As of June 30, 2017, our total client assets were $947.3 million compared to $945.5 million as of December 31, 2016, an increase of $1.8 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from open positions.

The table set forth below provides a measure of our available liquidity as of June 30, 2017 and as of December 31, 2016. We use this non-GAAP measure to evaluate our ability to continue to fund growth in our business (amounts in millions):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$193.1	$234.8
Receivables from brokers	80.7	61.1
Net operating cash	273.8	295.9
Less: Minimum regulatory requirements	(138.0)	(113.0)
Liquidity (1)	$135.8	$182.9

(1)	Our Convertible Senior Notes due 2018 and 2020 are excluded given their long-dated maturity

The decrease in our liquidity for the six months ended June 30, 2017 consisted primarily of the net loss of $4.9 million, an increase in minimum regulatory requirements of $25.0 million, payments to FXCM of $7.0 million and purchase of treasury stock of $9.4 million.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes and the convertible notes issued in connection with our acquisition of City Index) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and, for our 4.125% Convertible Senior Notes, is reflected as a liability in our Condensed Consolidated Balance Sheet in an amount equal to the fair value, which, as of June 30, 2017 and December 31, 2016, was $127.3 million and $124.8 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our stockholders’ equity on our Condensed Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of June 30, 2017 and December 31, 2016, for our 4.125% Convertible Senior Notes was $27.4 million and $27.4 million, respectively. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our Consolidated Income Statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

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

Cash Flow
The following table sets forth a summary of our cash flow for the six months ended June 30, 2017 and the six months ended June 30, 2016 (amounts in thousands):

	For the Six Months Ended June 30,
	2017	2016
Net cash used in by operating activities	$(15,812)	$(53,246)
Net cash used in investing activities	(17,142)	(12,185)
Net cash used in financing activities	(15,717)	(11,267)

Effect of exchange rate changes on cash and cash equivalents	7,048	(5,743)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$(41,623)	$(82,441)

Operating Activities
Cash used for operating activities was $15.8 million for the six months ended June 30, 2017, compared to $53.2 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, operating cash was reduced by $20.0 million as a result of receivables from brokers decrease as compared to $98.0 million decrease in the six months ended June 30, 2016. In addition, the net loss reduced operating cash by $4.7 million for the six months ended June 30, 2017 compared to a contribution from net income of $20.3 million for the six months ended June 30, 2016. Cash outflows for accrued compensation decreased operating cash by $4.9 million for the six months ended June 30, 2017 compared to $3.1 million for the six months ended June 30, 2016.

Investing Activities
Cash used for investing activities was $17.1 million for the six months ended June 30, 2017 compared to $12.2 million for the six months ended June 30, 2016. The increase in cash used for investing activities was due to the acquisition of the FXCM customer accounts in the six months ended June 30, 2017.

Financing Activities
Cash used for financing activities was $15.7 million for the six months ended June 30, 2017 compared to cash used for financing activities of $11.3 million for the six months ended June 30, 2016. The increase in cash used for financing activities was primarily due to the increase in stock buybacks for the six months ended June 30, 2017, as well as an increase in the dividend rate to $0.06 per share for the six months ended June 30, 2017 compared to $0.05 per share for the six months ended June 30, 2016.

Capital Expenditures
Capital expenditures were $10.2 million for the six months ended June 30, 2017 compared to $12.2 million for the six months ended June 30, 2016. Capital expenditures for both periods primarily related to the development of various trading platforms and websites.

Contractual Obligations
For the six months ended June 30, 2017, there were no significant changes to our vendor or operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance-Sheet Arrangements
At June 30, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates
For the six months ended June 30, 2017, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our Condensed Consolidated Financial Statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customers' cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, money market funds that invest in short-term U.S. government securities. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of June 30, 2017, an immediate 100 basis point increase in short-term interest rates would result in approximately $10.3 million more in annual pretax income.

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

Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of June 30, 2017, we maintained aggregate capital levels of $294.8 million, which represented approximately 2.1 times the capital we were required to hold under applicable regulations.

Cash Liquidity Risk
In normal conditions, our market making business and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currencies pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with several financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds, with our liquidity providers. Collateral on deposit ranged from $106.0 million to $245.0 million in the aggregate during the six months ended June 30, 2017.

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
For the six months ended June 30, 2017, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2016.

ITEM 1A.	RISK FACTORS
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 describes the various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” There have been no material changes to the risk factors disclosed in that section of our Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
None.

(b) Purchase of Equity Securities by the Issuer
The following table presents information regarding our purchases of common stock in the six months ended June 30, 2017:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2017-January 31, 2017	283,436	$7.06	283,436	$22,539,824
February 1, 2017-February 28, 2017	188,013	$7.98	188,013	$21,036,448
March 1, 2017-March 31, 2017	140,974	$8.15	140,974	$19,884,029
April 1, 2017-April 30, 2017	125,186	$7.58	125,186	$18,932,263
May 1, 2017-May 31, 2017	263,238	$6.08	263,238	$17,327,119
June 1, 2017-June 30, 2017	372,838	$5.90	372,838	$15,119,768
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

Credit Facility

On August 3, 2017, GAIN Capital Holdings, Inc. (the "Borrower") entered into a Credit Agreement, dated as of August 2, 2017 (the "Credit Agreement"), with Barclays Bank PLC ("Barclays"), as Administrative Agent, Collateral Agent, Arranger and Documentation Agent, Sterling National Bank as Joint Bookrunner ("Sterling"), and the other lenders from time to time party thereto (together with Barclays and Sterling, the "Lenders"). The Credit Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

The Credit Agreement provides for a U.S $50,000,000 senior secured first lien revolving credit facility (the “Facility”), to be made available upon the terms and conditions hereinafter set forth. Upon request of the Borrower, the Facility may be increased by up to $25 million, with a minimum increase of $5 million. Each Lender has the absolute discretion to provide all or any part of the requested increase, or to decline to participate in the increase. Amounts available under the Facility may be borrowed, repaid and reborrowed on and after the closing date until the third anniversary of the closing date (the “Maturity Date”). All amounts outstanding under the Facility will initially bear interest, at the Borrower’s option, at a rate per annum equal to (i) the "Cost of Funds Rate" or, if applicable, "Base Rate" plus 1.75% per annum, or (ii) "LIBOR Rate" plus 2.75% per annum, in each case as such terms are defined in the Credit Agreement. Beginning on the date on which the Borrower delivers to the Lenders financial statements for the first full fiscal quarter after the closing date, the applicable margin for the Facility will be determined on a sliding scale based on the Borrower's Consolidated Gross Leverage Ratio (as defined in the Facility).

All obligations under the Facility are guaranteed by each of the Borrower’s direct or indirect wholly-owned domestic subsidiaries (excluding Borrower’s regulated subsidiaries) (collectively, the “Guarantors”). The obligations of the Borrower and the Guarantors under the Facility are secured by a first priority security interest in all of the capital stock of each subsidiary of the Borrower owned by the Borrower or a Guarantor (collectively, the “Collateral”), which pledge, in the case of any foreign subsidiary, is limited to 65.0% of the voting stock of such foreign subsidiary and is limited to foreign subsidiaries directly owned by the Borrower or a Guarantor.

The Facility contains customary financial covenants, tested quarterly, including with respect to the Borrower's Consolidated Gross Leverage Ratio, Consolidated Interest Coverage Ratio and Minimum Net Capital, in each case as such terms are defined in the Credit Agreement. The Facility contains such representations and warranties by the Borrower and the Guarantors as are customary for transactions and facilities of this type, subject to baskets for permitted acquisitions, dispositions, incurrence of additional indebtedness and similar transactions.

In addition to other events of default that are customary for transactions and facilities of this type (subject to applicable grace periods and materiality standards), the Facility shall become immediately due and payable on the date that is one month prior to the maturity date of the Borrower’s existing convertible notes due 2018 (the “Existing Notes”), unless on or prior to such date (i) the Existing Notes have been fully refinanced or (ii) the Borrower has established a cash reserve in an amount at least equal to the redemption cost of all Existing Notes then outstanding; provided that each Lender in its sole discretion shall be entitled to waive such prepayment and cancellation in respect of its commitment.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1 **	Credit Facility, dated as of August 2, 2017, by and among GAIN Capital Holdings, Inc., Barclays Bank PLC, Sterling National Bank and the lenders set forth therein. *
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided supplementally to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAIN Capital Holding, Inc.

Date: August 8, 2017	/s/ Glenn H. Stevens
Glenn H. Stevens
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2017	/s/ Nigel Rose
Nigel Rose
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)