Form 10-Q
period 2017-09-30
GAIN Capital Holdings, Inc.
filed 2017-11-08
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 31, 2017, the registrant had 45,077,828 shares of common stock, $0.00001 par value per share, outstanding.

GAIN CAPITAL HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS:
Cash and cash equivalents	$225,581	$234,760
Cash and securities held for customers	959,617	945,468
Receivables from brokers	55,992	61,096
Property and equipment, net	41,613	36,462
Intangible assets, net	65,784	67,358
Goodwill	32,949	32,107
Other assets	47,269	52,833
Total assets	$1,428,805	$1,430,084
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers	$959,617	$945,468
Accrued compensation and benefits	10,613	13,559
Accrued expenses and other liabilities	33,555	41,547
Income tax payable	1,485	3,965
Convertible senior notes	130,579	124,769
Total liabilities	$1,135,849	$1,129,308
Commitments and contingent liabilities
Redeemable non-controlling interests	$4,364	$6,594
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized, 53,522,244 shares issued and 45,062,203 shares outstanding as of September 30, 2017; 120 million shares authorized, 52,848,811 shares issued and 48,220,243 shares outstanding as of December 31, 2016)	$—	$—
Additional paid-in capital	234,173	218,392
Retained earnings	129,129	143,399
Accumulated other comprehensive loss	(17,783)	(36,842)
Treasury stock, at cost (8,460,041 shares at September 30, 2017 and 4,628,568 at December 31, 2016)	(56,927)	(30,767)
Total shareholders’ equity	288,592	294,182
Total liabilities and shareholders’ equity	$1,428,805	$1,430,084
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE:
Retail revenue	$62,143	$51,466	$180,153	$234,591
Institutional revenue	7,520	6,636	23,322	20,552
Futures revenue	9,031	12,405	29,176	37,166
Other revenue	1,229	1,459	3,062	2,972
Total non-interest revenue	79,923	71,966	235,713	295,281
Interest revenue	1,654	375	3,784	1,136
Interest expense	264	118	563	350
Total net interest revenue	1,390	257	3,221	786
Net revenue	$81,313	$72,223	$238,934	$296,067
EXPENSES:
Employee compensation and benefits	$23,804	$23,763	$74,344	$76,771
Selling and marketing	6,422	5,268	23,205	18,512
Referral fees	12,924	15,228	42,677	53,444
Trading expenses	7,150	6,878	22,395	23,072
General and administrative	11,417	12,817	33,922	43,882
Depreciation and amortization	4,599	3,498	12,958	10,210
Purchased intangible amortization	4,060	3,639	12,016	11,404
Communications and technology	4,761	4,786	14,515	15,749
Bad debt provision	143	193	49	1,954
Restructuring expenses	—	286	—	1,089
Integration expenses	—	610	—	2,466
Legal settlement	—	(207)	—	9,205
Total operating expense	75,280	76,759	236,081	267,758
OPERATING PROFIT/(LOSS)	6,033	(4,536)	2,853	28,309
Interest expense on long term borrowings	2,985	2,620	8,344	7,772
Loss on extinguishment of debt	4,944	—	4,944	—
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE/(BENEFIT)	(1,896)	(7,156)	(10,435)	20,537
Income tax expense/(benefit)	419	(3,206)	(3,480)	4,166
Equity in net loss of affiliate	(40)	(16)	(94)	(50)
NET INCOME/(LOSS)	(2,355)	(3,966)	(7,049)	16,321
Net income attributable to non-controlling interests	225	748	463	1,842
NET INCOME/(LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	(2,580)	(4,714)	(7,512)	14,479
Other comprehensive income/(loss):
Foreign currency translation adjustment	6,758	(4,366)	19,059	(17,359)
NET COMPREHENSIVE INCOME/(LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$4,178	$(9,080)	$11,547	$(2,880)
Earnings/(loss) per common share:
Basic	$(0.04)	$(0.11)	$(0.12)	$0.25
Diluted	$(0.04)	$(0.11)	$(0.12)	$0.25
Weighted average common shares outstanding used in computing earnings/(loss) per common share:
Basic	46,323,038	48,651,212	47,295,843	48,606,923
Diluted	46,323,038	48,651,212	47,295,843	48,883,258
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE—December 31, 2016	48,220,243	$—	$(30,767)	$218,392	$143,399	$(36,842)	$294,182
Net loss applicable to Gain Capital Holdings, Inc.					(7,512)		(7,512)
Exercise of options	82,774			335			335
Conversion of restricted stock into common stock	526,113						—
Issuance of common stock for the employee stock purchase plan	64,546			402			402
Purchase of treasury stock	(3,776,283)		(25,778)				(25,778)
Shares withheld for net settlements of share-based awards	(55,190)		(382)				(382)
Share-based compensation				3,855			3,855
Recognition of debt discount on convertible notes				18,399			18,399
Tax effect of debt discount on convertible notes				(7,024)			(7,024)
Repurchase of convertible senior notes				(186)			(186)
Adjustment to fair value of redeemable non-controlling interests					1,711		1,711
Dividends declared					(8,469)		(8,469)
Foreign currency translation adjustment						19,059	19,059
BALANCE—September 30, 2017	45,062,203	$—	$(56,927)	$234,173	$129,129	$(17,783)	$288,592

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE—December 31, 2015	48,771,015	$—	$(21,808)	$212,981	$120,776	$(5,865)	$306,084
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	14,479	—	14,479
Exercise of options	159,610	—	—	611	—	—	611
Conversion of restricted stock into common stock	456,344	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	63,338	—	—	400	—	—	400
Purchase of treasury stock	(775,924)	—	(5,384)	—	—	—	(5,384)
Shares withheld for net settlements of share-based awards	(9,330)	—	(65)	—	—	—	(65)
Share-based compensation	—	—	—	3,231	—	—	3,231
Tax benefit of stock options exercises				242			242
Repurchase of convertible notes				(105)			(105)
Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	(2,340)	—	(2,340)
Dividends declared	—	—	—	—	(7,270)	—	(7,270)
Foreign currency translation adjustment	—	—	—	—	—	(17,359)	(17,359)
BALANCE—September 30, 2016	48,665,053	$—	$(27,257)	$217,360	$125,645	$(23,224)	$292,524
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(7,049)	$16,321
Adjustments to reconcile net (loss)/income to cash (used in)/provided by operating activities
(Gain)/loss on foreign currency exchange rates	(234)	1,016
Depreciation and amortization	24,974	21,613
Non-cash integration costs	—	366
Deferred tax expense/(benefit)	(6,486)	508
Amortization of deferred financing costs	332	331
Bad debt provision	49	1,954
Convertible senior notes discount amortization	3,438	3,198
Share-based compensation	3,855	3,231
Loss/(gain) on extinguishment of debt	4,944	(89)
Equity in net loss of affiliate	94	50
Changes in operating assets and liabilities:
Cash and securities held for customers	18,532	(167,183)
Receivables from brokers	2,488	68,443
Other assets	1,490	(5,699)
Payable to brokers, dealers, FCM's, Customers	(18,532)	167,182
Accrued compensation and benefits	(3,343)	(1,120)
Accrued expenses and other liabilities	(9,882)	(5,341)
Income tax payable	5,214	(3,997)
Net cash provided by operating activities	19,884	100,784
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,698)	(17,375)
Acquisition of FXCM assets	(7,184)	—
Net cash used in investing activities	(23,882)	(17,375)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	335	611
Proceeds from employee stock purchase plan	402	400
Purchase of treasury stock	(26,160)	(5,449)
Excess tax benefit from employee stock option exercises	—	242
Dividend payments	(8,469)	(7,270)
Distributions to non-controlling interest holders	(982)	(1,062)
Convertible note issuance, net	89,010	—
Repurchase of convertible notes	(73,057)	(1,735)
Net cash used in financing activities	(18,921)	(14,263)
Effect of exchange rate changes on cash and cash equivalents	13,740	(5,295)
NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,179)	63,851
CASH AND CASH EQUIVALENTS—Beginning of period	234,760	171,888
CASH AND CASH EQUIVALENTS—End of period	$225,581	$235,739
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash (paid)/received during the year for:
Interest	$(3,412)	$(1,587)
Income taxes	$(4,701)	$3,014
Non-cash financing activities:
Discount on convertible note	$19,057	$—
Adjustment to redemption value of non-controlling interests	$1,711	$(2,340)
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

The Company is a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. The Company operates its business in three segments. Through its retail segment, the Company provides its retail customers around the world with access to a diverse range of global financial markets, including spot forex, precious metals, spread bets and contracts for difference, or CFDs, on commodities, indices, individual equities, options and interest rate products, as well as OTC options on forex. The Company's institutional segment provides agency execution services and electronic access to spot and forward foreign exchange and precious metals markets via the electronic communications network, or ECN, GTX. The Company's futures segment offers execution and risk management services for exchange-traded futures and futures options on major U.S. and European futures and options exchanges. For more information about the Company's segments, please see Note 18.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In January 2017, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2) from the goodwill impairment test. Instead, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The guidance will be effective prospectively for the Company for the quarter ending December 31, 2020, with early adoption permitted after January 1, 2017. Management will adopt this approach to the extent if Step 2 is required.

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

In May 2014, the FASB issued new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. The guidance requires a company to recognize revenue when it transfers promised goods or services to customers. Recognition should be in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services. The guidance requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenues recognized. In July 2015, the FASB deferred the effective date of the new revenue recognition standard by one year, and it is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted, but no earlier than the original effective date of January 1, 2017. The Company completed our initial assessment of the impact of the new revenue standard noting that revenue generated in accordance with ASC Topic 825, Financial Instruments is explicitly excluded from the scope of ASC 606. We have appointed a project management leader, identified our revenue streams, and reviewed the initial impacts of adopting of the new standard on those revenue streams, and determined our method of adoption. The Company has completed its initial assessment of the impact from the new standard noting that a portion of our revenues are generated in accordance with ASC Topic 825, Financial Instruments, which are explicitly excluded from the scope of ASC 606. We are in the process of completing our review of other revenues that are generated within the scope of ASC 606, including arrangements with variable consideration, potential disclosures, and our transition adjustments to complete our evaluation of the impact of the standard on our consolidated financial statements prior to the end of 2017. In addition, we continue to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB or others, which may impact our current conclusions. We will adopt the requirements of the new standard effective January 1, 2018 and intend to apply the modified retrospective method of adoption with the cumulative effect of adoption, if material, recognized at the date of initial application, and provide certain additional disclosures.

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

In May 2016, the FASB issued new guidance regarding the accounting for revenue from contracts with customers. The FASB issued this update to address certain issues related to assessing collectability, presentation of sales taxes, non-cash consideration, completed contracts, and contract modifications at transition by reducing cost, complexity, and the potential for diversity in practice at initial application. The guidance affects the revenue recognition guidance issued in May 2014, which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of the revenue recognition guidance issued in May 2014, discussed below.

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

3. FAIR VALUE MEASUREMENT
The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Cash and cash equivalents:
Money market accounts	$204,483	$—	$—	$204,483
Cash and securities held for customers:
US treasury bills: U.S. government and agency securities	103,875	—	—	103,875
Receivable from brokers:
Broker derivative contracts	—	(2,272)	—	(2,272)
Other assets:
Certificates of deposit	175	—	—	175
Other	128	—	—	128
Payables to customers:
Customer derivative contracts	—	148,941	—	148,941
Total	$308,661	$146,669	$—	$455,330

	Fair Value Measurements on a Recurring Basis as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets (Liabilities):
Cash and cash equivalents:
Money market accounts	$120,927	$—	$—	$120,927
Cash and securities held for customers:
US treasury bills: U.S. government and agency securities	135,974	—	—	135,974
Receivable from brokers:
Broker derivative contracts	—	5,228	—	5,228
Other assets:
Certificates of deposit	175	—	—	175
Other	115	—	—	115
Payables to customers:
Customer derivative contracts	—	115,677	—	115,677
Total	$257,191	$120,905	$—	$378,096

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the nine months ended September 30, 2017, nor has there been any movement between levels during the period.

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
Level 3 Financial Liabilities

The Company did not have any Level 3 Financial Assets or Liabilities on September 30, 2017 or December 31, 2016.

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

	As of September 30, 2017		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$58,264	$58,264	$—	$58,264	$—
Financial Liabilities:
Payables to customers	$1,108,558	$1,108,558	$—	$1,108,558	$—

	As of December 31, 2016		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$55,868	$55,868	$—	$55,868	$—
Financial Liabilities:
Payables to customers	$1,061,146	$1,061,146	$—	$1,061,146	$—

4. DERIVATIVES

The Company's contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from brokers and Payables to customers on the accompanying Condensed Consolidated Balance Sheets (amounts in thousands):

	September 30, 2017
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$126,113	$(35,869)	$90,244
CFD contracts	91,092	(43,177)	47,915
Metals contracts	12,387	(3,877)	8,510
Total	$229,592	$(82,923)	$146,669

	September 30, 2017
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from brokers	$58,264	$(2,272)	$55,992
Payables to customers	$(1,108,558)	$148,941	$(959,617)

	December 31, 2016
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$130,301	$(59,631)	$70,670
CFD contracts	74,443	(37,241)	37,202
Metals contracts	18,766	(5,733)	13,033
Total	$223,510	$(102,605)	$120,905

	December 31, 2016
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from brokers	$55,868	$5,228	$61,096
Payables to customers	$(1,061,145)	$115,677	$(945,468)

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

September 30, 2017
Total contracts in long positions	Total contracts in short positions

Derivative Instruments:
Foreign currency exchange contracts	2,553,326	3,347,083
CFD contracts	128,941	179,629
Metals contracts	999	273
Total	2,683,266	3,526,985

	December 31, 2016
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	2,427,066	2,288,386
CFD contracts	112,685	156,308
Metals contracts	820	341
Total	2,540,571	2,445,035

The Company did not designate any of its derivatives as hedging instruments. Net gains with respect to derivative instruments are reflected in Retail revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended September 30, 2017 and September 30, 2016 as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivative Instruments:
Foreign currency exchange contracts	$30,487	$18,757	$91,496	$125,484
CFD contracts	25,073	27,618	78,286	92,499
Metals contracts	6,583	5,050	10,365	15,815
Total	$62,143	$51,425	$180,147	$233,798

5. RECEIVABLES FROM BROKERS
The Company has posted funds with brokers as collateral required by agreements for holding trading positions. These amounts are reflected as Receivables from brokers on the Condensed Consolidated Balance Sheets.
Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	September 30, 2017	December 31, 2016
Required collateral	$58,264	$55,868
Open foreign exchange positions	(2,272)	5,228
Total	$55,992	$61,096

6. PROPERTY AND EQUIPMENT
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	September 30, 2017	December 31, 2016
Software	$67,031	$52,891
Computer equipment	22,505	19,797
Leasehold improvements	11,226	11,055
Telephone equipment	771	778
Office equipment	2,286	2,138
Furniture and fixtures	4,173	2,285

Web site development costs	645	644
Gross property and equipment	108,637	89,588
Less: Accumulated depreciation and amortization	(67,024)	(53,126)
Property and equipment, net	$41,613	$36,462
Depreciation and amortization expense for property and equipment was $4.6 million and $3.5 million for the three months ended September 30, 2017 and 2016, respectively, and $13.0 million and $10.2 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company adjusted the amortization period of certain property and equipment that experienced changes in useful lives as a result of the City Index acquisition. This change in useful lives resulted in no additional charge during the three months ended September 30, 2017 and September 30, 2016, and no additional charge during the nine months ended September 30, 2017 and a charge of $0.4 million during the nine months ended September 30, 2016, respectively. The additional charge was recorded in Integration expenses.

7. INTANGIBLE ASSETS
The Company's various intangible assets consisted of the following as of (amounts in thousands):

	September 30, 2017			December 31, 2016
Intangibles	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$60,141	$(29,128)	$31,013	$50,253	$(20,928)	$29,325
Technology	72,011	(41,786)	30,225	70,145	(37,074)	33,071
Trademarks	7,627	(3,444)	4,183	7,104	(2,505)	4,599
Total finite lived intangibles	139,779	(74,358)	65,421	127,502	(60,507)	66,995
Trademark not subject to amortization (1)	363	—	363	363	—	363
Total intangibles	$140,142	$(74,358)	$65,784	$127,865	$(60,507)	$67,358
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

The Company had the following identifiable intangible assets and weighted average amortization periods as of September 30, 2017:

Intangible Assets	Amount (in thousands)	Weighted average amortization period
Customer lists	$60,141	6.9 years
Technology	72,011	9.0 years
Trademarks (1)	7,990	6.7 years
Total intangible assets	$140,142
(1) Trademarks with an indefinite-life, as described above, comprise $0.4 million of the $8.0 million of trademarks.

Amortization expense for the purchased intangibles was $4.1 million and $3.6 million for the three months ended September 30, 2017 and 2016, respectively, and $12.0 million and $11.4 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The Company has paid $7.2 million to FXCM as consideration for the purchased accounts for the nine months ended September 30, 2017, which was capitalized and included as an intangible asset and amortized on a straight line basis over its two year useful life.

Goodwill

Goodwill is evaluated for impairment on an annual basis during the fourth quarter and in interim periods when events or changes indicate the carrying value may not be recoverable. The Company operates under three reporting units: retail, institutional and futures. There were no additions or impairments to the carrying value of the Company’s goodwill during the nine months ended September 30, 2017.

As of September 30, 2017 and December 31, 2016, the Company had recorded goodwill of approximately $32.9 million and $32.1 million, respectively. The increase was related to foreign currency translation adjustments.

The following represents the changes in the carrying amount of goodwill by segment (amounts in thousands):

	Retail	Institutional	Futures	Total
Carrying amount of goodwill as of December 31, 2016	$25,222	$4,519	$2,366	$32,107
Foreign currency translation adjustments	662	118	62	842
Carrying amount of goodwill as of September 30, 2017	$25,884	$4,637	$2,428	$32,949

8. OTHER ASSETS
Other assets consisted of the following as of (amounts in thousands):

	September 30, 2017	December 31, 2016
Vendor and security deposits	$10,735	$9,670
Income tax receivable	5,306	1,017
Deferred tax assets, net	7,417	15,071
GTX trade receivables	6,229	7,515
Customer debit positions	8,517	9,781
Allowance on customer debit positions	(8,381)	(9,237)
Insurance receivable	—	3,500
Prepaid assets	11,248	8,300
Miscellaneous receivables	5,127	6,615
Equity method investment	557	601
Deferred commitment fees	514	—
Total other assets	$47,269	$52,833

9. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company. These accounts are recorded in Payables to customers on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $0.2 million and $0.3 million at September 30, 2017 and December 31, 2016, respectively.

IPGL Limited, the majority selling shareholder in the acquisition of City Index, has a trading account with the Company which is recorded in Payables to customers on the Condensed Consolidated Balance Sheet. The aggregate amount of these funds was $14.2 million and $3.8 million as of September 30, 2017 and December 31, 2016, respectively.

10. RESTRUCTURING

During 2016, the Company incurred restructuring expenses related to the global headcount reductions following the City Index acquisition. The Company incurred $1.1 million of restructuring expenses for the nine months ended September 30, 2016. These expenses are recorded in Restructuring expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss). The restructuring liabilities have all been paid as of September 30, 2017. The Company incurred no additional restructuring expenses for the nine months ended September 30, 2017.

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

The table below reflects the non-controlling interests' effects on the Company's financial statements (amounts in thousands):

Redeemable non-controlling interests
January 1, 2017	$6,594
Adjustment to the redemption value of non-controlling interests	(1,711)
Net income attributable to non-controlling interests	463
Distributions to non-controlling interest holders	(982)
September 30, 2017	$4,364

12. REVOLVING CREDIT ARRAGEMENT

On August 3, 2017, the Company entered into a Credit Agreement, dated as of August 2, 2017, for a three year U.S. $50 million senior secured first lien revolving credit facility that matures in August 2020. Upon request of the Company, the credit facility may be increased by up to $25 million, with a minimum increase of $5 million. The credit facility contains covenants that are customary for an issuer with senior debt. As of September 30, 2017, we were in compliance with the covenants for our credit facility. The commitment fees of $0.5 million paid at establishment of the credit facility will be amortized over the life of the facility and was recorded to Other Assets.

As of September 30, 2017, there were no amounts outstanding under the revolving line of credit.

13. CONVERTIBLE SENIOR NOTES

Convertible Senior Notes due 2022

On August 22, 2017, the Company issued $92.0 million aggregate principal amount of its 5.00% Convertible Senior Notes due 2022, which amount includes the exercise in full of the over-allotment option granted to the initial purchasers of the Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2018. The Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election. The Company currently intends to settle the debt in cash. The Notes will mature on August 15, 2022, unless earlier converted, redeemed or repurchased. The Company may not redeem the Notes prior to August 15, 2020. The net proceeds from the Note Offering were approximately $89.0 million, after deducting discounts to the initial purchasers but prior to taking into account any estimated offering expenses payable by the Company.

Convertible Senior Notes due 2020
On April 1, 2015, as part of the City Index acquisition consideration, the Company issued to the sellers $60.0 million aggregate principal amount of 4.125% Convertible Senior Notes maturing on April 1, 2020. These Convertible Senior Notes pay interest semi-annually on April 1 and October 1 at a rate of 4.125% per year, which commenced on October 1, 2015. The Company currently intends to settle the debt in cash.

Convertible Senior Notes due 2018
On November 27, 2013, the Company issued $80.0 million aggregate principal amount of 4.125% Convertible Senior Notes maturing on December 1, 2018. The Company received net proceeds of $77.9 million, after deducting the initial purchasers' discount. These Convertible Senior Notes pay interest semi-annually on June 1 and December 1 at a rate of 4.125% per year, which commenced on June 1, 2014. The Company currently intends to settle the debt in cash. During the first quarter of 2016, the Company repurchased $1.9 million in principal amount of the convertible senior notes due in 2018, for an aggregate purchase price of $1.7 million. During the third quarter of 2017, the Company repurchased $71.8 million in principal amount of the convertible senior notes due in 2018, for an aggregate purchase price of $73.7 million with the proceeds from the issuance of Convertible Senior Notes due in 2022. As a result we recognized an extinguishment loss of $4.9 million.

Under accounting guidance, an entity must separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion. The separate accounting must reflect the issuer's economic interest cost.

The balances of the liability and equity components of the Convertible Senior Notes as of September 30, 2017 and December 31, 2016 were as follows (amounts in thousands):

	September 30, 2017	December 31, 2016
Liability component - principal	$158,350	$138,150
Deferred bond discount	(27,237)	(13,213)
Deferred financing cost	(534)	(168)
Liability component - net carrying value	$130,579	$124,769

Additional paid in capital	$39,418	$27,822
Discount attributable to equity	(826)	(419)
Equity component	$38,592	$27,403

Interest expense related to the Convertible Senior Notes, included in Interest Expense on long term borrowings in the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss), was as follows (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense - stated coupon rate	$1,701	$1,425	$4,551	$4,300
Interest expense - amortization of deferred bond discount and costs	1,284	1,195	3,793	3,472
Total interest expense - convertible senior notes	$2,985	$2,620	$8,344	$7,772

14. EARNINGS/(LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, unvested restricted stock units and unvested restricted stock awards. Approximately 0.6 million and 0.6 million stock options were excluded from the calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2017, respectively, as they were anti-dilutive. Approximately 0.7 million and 0.7 million stock options were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2016, respectively, as they were anti-dilutive.

Diluted earnings (loss) per share excludes any shares of Company common stock potentially issuable under the Company's convertible senior notes, which are discussed in Note 13. Based upon an assumed trading price of $13 for each share of the Company's common stock, and if the relevant conditions under the indenture governing the 2018, 2020, and 2022 convertible senior notes were satisfied, there would be an additional 0.0 million, 1.5 million, and 4.2 million dilutive shares as of September 30, 2017, for the 2018, 2020, and 2022 notes, respectively.

The following table sets forth the computation of earnings (loss) per share (amounts in thousands except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$(2,580)	$(4,714)	$(7,512)	$14,479
Adjustment (1)	728	(749)	1,711	(2,340)
Net income/(loss) available to GAIN common shareholders	$(1,852)	$(5,463)	$(5,801)	$12,139
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	46,323,038	48,651,212	47,295,843	48,606,923
Effect of dilutive securities:
Stock options	206,964	220,274	247,575	159,194
RSUs/RSAs	—	56,736	4,615	117,141
Diluted weighted average common shares outstanding	46,323,038	48,651,212	47,295,843	48,883,258
Earnings/(loss) per common share:
Basic	$(0.04)	$(0.11)	$(0.12)	$0.25
Diluted	$(0.04)	$(0.11)	$(0.12)	$0.25

(1)
During the three and nine months ended September 30, 2017 and 2016, the Company concluded that the carrying value of the Company's redeemable noncontrolling interests was less than their redemption value, requiring that an adjustment to the carrying value be recorded for purposes of calculating earnings (loss) per common share. The adjustment to increase or reduce the carrying value will, respectively, reduce or increase earnings (loss) per common share by reducing or increasing net income available to common shareholders.

15. COMMITMENT AND CONTINGENCIES
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

16. INCOME TAXES
The Company's provision/(benefit) for income taxes was approximately $0.4 million and $(3.5) million for the three and nine months ended September 30, 2017, respectively. The Company's provision/(benefit) for income taxes were approximately $(3.2) million and $4.2 million for the three and nine months ended September 30, 2016, respectively. These amounts reflect the Company's estimate of the annual effective tax rates, adjusted for certain discrete items, of (22.1)% and 44.8% for the three months ended September 30, 2017 and 2016, respectively. The Company's effective tax rates of 33.3% and 20.3% for the nine months ended September 30, 2017 and 2016, respectively, reflect the Company's estimate of the annual effective tax rate adjusted for certain discrete items, primarily changes in uncertain tax positions.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Certain net deferred tax assets of the Company are included in Other assets on the Condensed Consolidated Balance Sheets.

17. REGULATORY REQUIREMENTS
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of September 30, 2017 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$35.5	$46.7	$11.2	132%
GAIN Capital Securities, Inc.	0.1	0.4	0.3	400%
Trade Facts, Ltd.	0.6	3.2	2.6	533%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	4.5	2.6	237%
GAIN Capital Australia Pty Ltd.	0.8	7.1	6.3	888%
GAIN Capital-Forex.com Canada Ltd.	0.2	1.8	1.6	900%
GAIN Capital-Forex.com U.K., Ltd.	4.9	17.9	13.0	365%
GAIN Capital Japan Co., Ltd.	1.4	8.7	7.3	621%
GAIN Global Markets, Inc.	1.5	2.4	0.9	160%
GAIN Capital UK, Ltd.	79.8	198.7	118.9	249%
GAIN Capital Singapore Pte, Ltd.	0.7	11.6	10.9	1,657%
Global Assets Advisors, LLC	—	1.8	1.8	—%

GAIN Capital Payments Ltd.	0.1	0.7	0.6	700%
Total	$127.5	$305.5	$178.0	240%

18. SEGMENT INFORMATION
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

Corporate and other
Corporate and other provides general corporate services to the Company's segments and also includes eliminations between operating segments which were $0.8 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $1.9 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively. Corporate and other revenue primarily comprises foreign currency transaction gains and losses.
Selected financial information by segment is presented in the following tables (amounts in thousands):

	Retail
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$63,927	$52,703	$184,619	$238,778

Employee compensation and benefits	14,887	14,424	46,865	48,023
Selling and marketing	6,280	5,006	22,429	17,766
Referral fees	9,796	11,245	31,945	41,546
Other operating expenses	16,386	15,553	46,847	57,181
Segment profit	$16,578	$6,475	$36,533	$74,262

	Institutional
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$7,735	$6,924	$24,046	$21,525

Employee compensation and benefits	3,462	3,466	11,091	10,130
Selling and marketing	20	27	51	68
Other operating expenses	3,083	2,403	9,239	7,362
Segment profit	$1,170	$1,028	$3,665	$3,965

	Futures
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$9,777	$12,531	$30,757	$37,591

Employee compensation and benefits	2,327	3,265	7,372	9,362
Selling and marketing	121	245	607	688
Referral fees	3,128	3,983	10,732	11,898
Other operating expenses	2,904	3,674	9,879	11,503
Segment profit	$1,297	$1,364	$2,167	$4,140

	Corporate and Other
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Other revenue	$(126)	$70	$(488)	$(1,824)

Employee compensation and benefits	2,528	2,607	9,016	9,255
Selling and marketing	1	—	118	—
Other operating expenses	1,698	3,040	4,916	8,605
Loss	$(4,353)	$(5,577)	$(14,538)	$(19,684)
Reconciliation of operating segment profit to Income before income tax expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Retail segment	$16,578	$6,475	$36,533	$74,262
Institutional segment	1,170	1,028	3,665	3,965
Futures segment	1,297	1,364	2,167	4,140
Corporate and other	(4,353)	(5,577)	(14,538)	(19,684)
SEGMENT PROFIT	14,692	3,290	27,827	62,683
Depreciation and amortization	4,599	3,498	12,958	10,210
Purchased intangible amortization	4,060	3,639	12,016	11,404
Restructuring expenses	—	286	—	1,089
Integration expenses	—	610	—	2,466
Legal settlement	—	(207)	—	9,205
OPERATING PROFIT/(LOSS)	6,033	(4,536)	2,853	28,309
Interest expense on long term borrowings	2,985	2,620	8,344	7,772
Loss on extinguishment of debt	$4,944	$—	$4,944	$—
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	$(1,896)	$(7,156)	$(10,435)	$20,537
19. SUBSEQUENT EVENTS
In November 2017, the Company announced the payment of a $0.06 dividend per share of Common Stock payable on December 21, 2017 to stockholders of record on December 11, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN,” the “Company,” “our,” “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. GAIN’s fiscal quarter ended on September 30, 2017.
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

Market Environment and Trading Volatility
Our revenue and operating results may vary significantly from period to period primarily due to movements and trends in the world’s financial markets and to fluctuations in market volatility. As a general rule, our businesses typically benefit from volatility in the prices of the products that we offer, as periods of increased volatility often coincide with higher levels of trading by our clients and a higher volume of transactions. However, periods of extreme volatility may result in significant market dislocations that can also lead clients to reduce their trading activity. In addition, volatility that results in market prices moving within a relatively narrow band of prices may lead to less profitable trading activity. Also, low or extremely high market volatility can adversely affect our ability to profitably manage our net exposure, which represents the unhedged portion of the trading positions we enter into with customers in our retail segment.

Notwithstanding volatility continuing at historically low levels compared to prior years, our results of operations for the three months ended September 30, 2017 were solid, reflecting improved customer engagement and more stable market conditions for the quarter.

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

Regulatory Environment
In recent years, the financial markets have experienced a major global regulatory overhaul, as regulators and legislators in the United States and abroad have proposed and, in some instances, adopted, a wide range of regulatory changes that have had a significant effect on the manner in which we operate our businesses. For example, in December 2016, the FCA issued a consultation paper, referred to as CP16/40, that includes a number of proposed changes to the regulatory requirements relating to companies, such as GCUK2, that offer CFDs and spread bets. These proposed requirements include enhanced risk disclosures, a ban on offering account bonuses or similar promotional incentives to clients, mandatory margin close-out levels for retail clients and limitations on the leverage that may be offered to clients, with the limitations varying based on whether the clients are classified as experienced or inexperienced using criteria identified by the FCA. In June 2017, the FCA stated that any further action will now be delayed pending a review by the European Securities and Markets Authority, which has been reviewing regulatory actions relating to CFDs taken by various European regulators and is expected to propose new rules to regulate the CFD industry in 2018.

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

We paid $7.2 million to FXCM as consideration for the purchased accounts for the nine months ended September 30, 2017, which was capitalized and included as an intangible asset and amortized on a straight line basis over its two year useful life.

Credit Facility

On August 3, 2017, we entered into a Credit Agreement, dated as of August 2, 2017 (the "Credit Agreement"), with Barclays Bank PLC ("Barclays"), as Administrative Agent, Collateral Agent, Arranger and Documentation Agent, Sterling National Bank as Joint Bookrunner ("Sterling"), and the other lenders from time to time party thereto (together with Barclays and Sterling, the "Lenders"). The Credit Agreement is filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as filed with the SEC on August 8, 2017.

The Credit Agreement provides for a U.S. $50 million senior secured first lien revolving credit facility (the “Facility”), to be made available upon the terms and conditions hereinafter set forth. Upon our request, the Facility may be increased by up to $25 million, with a minimum increase of $5 million. Each Lender has the absolute discretion to provide all or any part of the requested increase, or to decline to participate in the increase. Amounts available under the Facility may be borrowed, repaid and reborrowed on and after the closing date until the third anniversary of the closing date (the “Maturity Date”). All amounts outstanding under the Facility will initially bear interest, at our option, at a rate per annum equal to (i) the "Cost of Funds Rate" or, if applicable, "Base Rate" plus 1.75% per annum, or (ii) "LIBOR Rate" plus 2.75% per annum, in each case as such terms are defined in the Credit Agreement. Beginning on the date on which we deliver to the Lenders financial statements for the first full fiscal quarter after the closing date, the applicable margin for the Facility will be determined on a sliding scale based on our Consolidated Gross Leverage Ratio (as defined in the Facility).

All obligations under the Facility are guaranteed by each of our direct or indirect wholly-owned domestic subsidiaries (excluding our regulated subsidiaries) (collectively, the “Guarantors”). The obligations under the Facility are secured by a first priority security interest in all of the capital stock of each subsidiary owned by us or a Guarantor (collectively, the “Collateral”), which pledge, in the case of any foreign subsidiary, is limited to 65.0% of the voting stock of such foreign subsidiary and is limited to foreign subsidiaries directly owned by us or a Guarantor.

The Facility contains customary financial covenants, tested quarterly, including with respect to our Consolidated Gross Leverage Ratio, Consolidated Interest Coverage Ratio and Minimum Net Capital, in each case as such terms are defined in the Credit Agreement. The Facility contains such representations and warranties by us and the Guarantors as are customary for transactions and facilities of this type, subject to baskets for permitted acquisitions, dispositions, incurrence of additional indebtedness and similar transactions.

In addition to other events of default that are customary for transactions and facilities of this type (subject to applicable grace periods and materiality standards), the Facility shall become immediately due and payable on the date that is one month prior to the maturity date of our existing convertible notes due 2018, unless on or prior to such date (i) the notes have been fully refinanced or (ii) we have established a cash reserve in an amount at least equal to the redemption cost of all such notes then outstanding; provided that each Lender in its sole discretion shall be entitled to waive such prepayment and cancellation in respect of its commitment.

Convertible Notes

On August 22, 2017, we issued $92.0 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2022, which amount includes the exercise in full of the over-allotment option granted to the initial purchasers of the notes, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2018. The notes are convertible into cash, shares of our common stock, or a combination thereof, at our election. The notes will mature on August 15, 2022, unless earlier converted, redeemed or repurchased. We may not redeem the notes prior to August 15, 2020. The net proceeds from the offering of these notes were approximately $89.0 million, after deducting discounts to the initial purchasers but prior to taking into account any estimated offering expenses.

Key Income Statement Line Items and Key Operating Metrics

The following section briefly describes the key components of our revenues and expenses, our use of non-GAAP financial measures, and key operating metrics we use to evaluate the performance of our business.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$81,313	$72,223	$238,934	$296,067
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$(2,580)	$(4,714)	$(7,512)	$14,479

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

For the three and nine months ended September 30, 2017, retail revenue represented 76.4% and 75.4% of our total net revenue, respectively. For the three and nine months ended September 30, 2016, retail revenue represented 71.3% and 79.2% of our total net revenue, respectively.

For the three and nine months ended September 30, 2017, approximately 97% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 3% of our average daily retail trading volume consisted of our net exposure. For the three and nine months ended September 30, 2016, approximately 96% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 4% of our average daily retail trading volume consisted of our net exposure.

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

Institutional Revenue
Institutional revenue consists primarily of revenue from our GTX business, which provides a proprietary trading platform and sales and trading services to institutions. Revenue for our GTX business is generated primarily through commissions on trades executed on the GTX platform. We act as an agent for the trades executed on the GTX platform and, therefore, do not assume any market or credit risk in connection with those transactions. Our institutional revenue includes revenue generated by intercompany transactions with other segments/affiliates that are eliminated when calculating our consolidated net revenue. This intercompany revenue totaled approximately $0.1 million and $0.6 million, respectively, for the three and nine months ended September 30, 2017.

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

Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term United States government securities, treasury bills, and other money market instruments. Interest paid to customers varies primarily due to the net value of a customer account. A customer's net account value equals cash on deposit plus the mark-to-market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $1.4 million for the three months ended September 30, 2017, compared to net interest revenue of $0.3 million for the three months ended September 30, 2016.

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

Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from the customers that they have introduced. Our indirect business accounted for 33.2% and 34.6% of retail trading volume in the three and nine months ended September 30, 2017, and 39.8% and 43.1% in the three and nine months ended September 30, 2016, respectively. The decline in indirect volume was due to our focus on partner optimization and improving margins, as well as an increase in direct volume as a result of our acquisition of FXCM's U.S.-domiciled customer accounts.

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

Restructuring Expenses
For the three and nine months ended September 30, 2016, we incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with ASC 420 Exit or Disposal Cost Obligations and ASC 712 Compensation - Nonretirement Postemployment Benefits.

Integration Expenses
For the three and nine months ended September 30, 2016, we incurred integration expenses, which are acquisition-related costs that are incurred while integrating the acquired company into the consolidated group. These costs include retention bonuses paid to employees and the cost of retiring redundant assets.

Legal Settlement
On April 28, 2016, we entered into a settlement agreement with the claimants in the Cameron Farley Ltd. matter. See Note 15 for more detail. Pursuant to the terms of the settlement agreement, we agreed to make a one-time settlement payment in exchange for a full and final settlement of all claims. The settlement amount, net of insurance recoveries, totaled approximately $9.2 million.

Interest Expense on Long Term Borrowings
Interest expense on long term borrowings consists of interest expense on our 4.125% Convertible Senior Notes due 2018, issued in November 2013, interest expense on our 4.125% Convertible Senior Notes due 2020, issued in April 2015 as part of the consideration for the City Index acquisition, and interest expense on our 5.00% Convertible Senior Notes due 2022, issued in August 2017.

Operating Metrics
We review various key operating metrics, which are described below, to evaluate the performance of our businesses.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Retail
OTC Trading Volume (billions)	$644.8	$612.4	$1,910.4	$2,185.1
OTC Average Daily Volume (billions)	$9.9	$9.3	$9.8	$11.2
Active OTC Accounts(1)	133,813	129,921	133,813	129,921
Client Assets (millions)	$738.5	$635.3	$738.5	$635.3

Institutional
ECN Volume (billions)	$770.1	$509.9	$2,245.4	$1,568.5
ECN Average Daily Volume (billions)	$11.8	$7.7	$11.5	$8.0

Swap Dealer Volume (billions)	$197.7	$190.0	$564.7	$562.8
Swap Dealer Average Daily Volume (billions)	$3.0	$2.9	$2.9	$2.9

Futures
Number of Futures Contracts	1,518,417	1,912,174	5,234,214	6,469,983
Futures Average Daily Contracts	24,102	29,878	27,842	34,233
Active Futures Accounts	8,056	8,594	8,056	8,594
Client Assets (millions)	$221.1	$419.3	$221.1	$419.3

(1)	We have updated our historical active account disclosures to reflect a change in definition for certain accounts.

OTC Trading Volume
OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by customers in our retail segment. Approximately 40.0% and 40.5% of our overall customer trading volume for the three and nine months ended September 30, 2017, respectively, was generated in our retail segment, compared to 46.7% and 50.6% for the three and nine months ended September 30, 2016, respectively.

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

RESULTS OF OPERATIONS
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	(amounts in thousands)				(amounts in thousands)
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
REVENUE:
Retail revenue	$62,143	$51,466	$10,677	20.7%	$180,153	$234,591	$(54,438)	(23.2)%
Institutional revenue	7,520	6,636	884	13.3%	23,322	20,552	2,770	13.5%
Futures revenue	9,031	12,405	(3,374)	(27.2)%	29,176	37,166	(7,990)	(21.5)%
Other revenue	1,229	1,459	(230)	(15.8)%	3,062	2,972	90	3.0%
Total non-interest revenue	79,923	71,966	7,957	11.1%	235,713	295,281	(59,568)	(20.2)%
Interest revenue	1,654	375	1,279	341.1%	3,784	1,136	2,648	233.1%
Interest expense	264	118	146	123.7%	563	350	213	60.9%
Total net interest revenue	1,390	257	1,133	440.9%	3,221	786	2,435	309.8%
Net revenue	$81,313	$72,223	$9,090	12.6%	$238,934	$296,067	$(57,133)	(19.3)%

The increase in retail revenue for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to an increase in volume related to direct customers, as well as a slight increase in revenue capture. The decrease in retail revenue for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to a decrease in volume related to indirect customers with revenue capture trailing the prior year.

The increases in institutional revenue for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively, were primarily due to an increase in volume from ECN driven by high frequency traders.

The decreases in futures revenue for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively, were primarily related to a decrease in volume across all customer types.

The decrease in other revenue for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to the impact of foreign currency revaluation. Other revenue remained relatively flat for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	(amounts in thousands)				(amounts in thousands)
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Employee compensation and benefits	$23,804	$23,763	$41	0.2%	$74,344	$76,771	$(2,427)	(3.2)%
Selling and marketing	6,422	5,268	1,154	21.9%	23,205	18,512	4,693	25.4%
Referral fees	12,924	15,228	(2,304)	(15.1)%	42,677	53,444	(10,767)	(20.1)%
Trading expenses	7,150	6,878	272	4.0%	22,395	23,072	(677)	(2.9)%
General and administrative	11,417	12,817	(1,400)	(10.9)%	33,922	43,882	(9,960)	(22.7)%
Depreciation and amortization	4,599	3,498	1,101	31.5%	12,958	10,210	2,748	26.9%
Purchased intangible amortization	4,060	3,639	421	11.6%	12,016	11,404	612	5.4%
Communications and technology	4,761	4,786	(25)	(0.5)%	14,515	15,749	(1,234)	(7.8)%
Bad debt provision	143	193	(50)	(25.9)%	49	1,954	(1,905)	(97.5)%
Restructuring expenses	—	286	(286)	(100.0)%	—	1,089	(1,089)	(100.0)%
Integration expenses	—	610	(610)	(100.0)%	—	2,466	(2,466)	(100.0)%
Legal settlement	—	(207)	207	(100.0)%	—	9,205	(9,205)	(100.0)%
Total operating expense	75,280	76,759	(1,479)	(1.9)%	236,081	267,758	(31,677)	(11.8)%
OPERATING PROFIT/(LOSS)	6,033	(4,536)	10,569	(233.0)%	2,853	28,309	(25,456)	(89.9)%
Interest expense on long term borrowings	2,985	2,620	365	13.9%	8,344	7,772	572	7.4%
Loss on extinguishment of debt	4,944	—	4,944	100.0%	4,944	—	4,944	100.0%
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE/(BENEFIT)	(1,896)	(7,156)	5,260	(73.5)%	(10,435)	20,537	(30,972)	(150.8)%
Income tax expense/(benefit)	419	(3,206)	3,625	(113.1)%	(3,480)	4,166	(7,646)	(183.5)%
Employee compensation and benefits for the three months ended September 30, 2017 remained relatively flat compared to the three months ended September 30, 2016. The decrease in employee compensation and benefits for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to a reduction in commission-based payments as a result of the decrease in volume for the period ended September 30, 2017.

The increases in selling and marketing expense for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively, were primarily related to increases in marketing expenditures for our retail segment to support our organic growth strategy during the three and nine months ended September 30, 2017.

The decreases in referral fees for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively, were primarily related to the decrease in indirect volume during the three and nine months ended September 30, 2017.

The increase in trading expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to the recharacterization as trading expenses of a brokerage fee for a service provider to our retail segment that was previously included in our general and administrative expenses. The decrease in trading expenses for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to a decrease in year to date exchange fee and market data payments.

The decreases in general and administrative expenses for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively, were due to a reduction in vendor payments, specifically in audit fees and regulatory assessments, and a reduction in rent due to renegotiation or extension of leased facilities, as well as a reduction in banking fees.

Communications and technology expense for the three months ended September 30, 2017 remained relatively flat compared to the three months ended September 30, 2016. The decrease in communications and technology expense for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily related to a decrease in spending on third-party services during the nine months ended September 30, 2017.

On April 28, 2016, we entered into a settlement agreement with the claimants in the Cameron Farley Ltd. matter. Pursuant to the terms of the settlement agreement, we agreed to make a one-time settlement payment in exchange for a full and final settlement of all claims. The settlement amount, net of insurance recoveries, totaled approximately $9.2 million.

During the third quarter of 2017 we repurchased $71.8 million in principal amount of our 4.125% Convertible Senior Notes due 2018 using a portion of the net proceeds of the offering of our 5.00% Convertible Senior Notes due 2022. As a result we recognized a debt extinguishment loss of $4.9 million for the three months ended September 30, 2017.

Income tax expense for the three months ended September 30, 2017 increased by $3.6 million, with a tax expense of $0.4 million compared to a tax benefit of $3.2 million in the three months ended September 30, 2016. Income tax expense for the nine months ended September 30, 2017 decreased by $7.6 million, with a tax benefit of $3.5 million compared to a tax expense of $4.2 million for the nine months ended September 30, 2016.

Segment Results - Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

Retail Segment (amounts in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net revenue	$63,927	$52,703	$11,224	21.3%	$184,619	$238,778	$(54,159)	(22.7)%

Employee compensation and benefits	14,887	14,424	463	3.2%	46,865	48,023	(1,158)	(2.4)%
Selling and marketing	6,280	5,006	1,274	25.4%	22,429	17,766	4,663	26.2%
Referral fees	9,796	11,245	(1,449)	(12.9)%	31,945	41,546	(9,601)	(23.1)%
Other operating expenses	16,386	15,553	833	5.4%	46,847	57,181	(10,334)	(18.1)%
Segment profit	$16,578	$6,475	$10,103	156.0%	$36,533	$74,262	$(37,729)	(50.8)%

The increase in retail segment revenue for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to an increase in volume related to direct customers, as well as a slight increase in revenue capture. The decrease in retail segment revenue for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to a decrease in volume related to indirect customers with revenue capture trailing the prior year.

The increase in employee compensation and benefits expenses for the retail segment for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to a full quarter of compensation and benefits related to a ramp up of operations at one of our international locations commencing in late third quarter 2016. The decrease in employee compensation and benefits expenses for the retail segment for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily related to a reduction in our estimated annual employee incentive compensation costs based on actual results for the nine months ended September 30, 2017.

The increases in selling and marketing expense for the retail segment for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively, were primarily related to increases in marketing expenditures to support our organic growth strategy during the three and nine months ended September 30, 2017.

The decreases in referral fees for the retail segment for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively, were primarily related to the decrease in volume for the three and nine months ended September 30, 2017.

The increase in other operating expenses for the retail segment for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to the recharacterization as trading expenses of a brokerage fee for a service provider to our retail segment that was previously included in our general and administrative expenses. The decrease in other operating expenses for the retail segment nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to a reduction in vendor payments, specifically in audit fees and regulatory assessments, as well as a reduction in exchange fee and market data payments and rent payments due to renegotiation or extension of leased facilities.

Other operating expenses for the retail segment include general and administrative expenses, communication and technology expenses, trading expenses and bad debt.

Institutional Segment (amounts in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net revenue	$7,735	$6,924	$811	11.7%	$24,046	$21,525	$2,521	11.7%

Employee compensation and benefits	3,462	3,466	(4)	(0.1)%	11,091	10,130	961	9.5%
Selling and marketing	20	27	(7)	(25.9)%	51	68	(17)	(25.0)%
Other operating expenses	3,083	2,403	680	28.3%	9,239	7,362	1,877	25.5%
Segment profit	$1,170	$1,028	$142	13.8%	$3,665	$3,965	$(300)	(7.6)%

The increases in institutional segment revenue for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively, were primarily due to an increase in volume from ECN driven by high frequency traders.

Employee compensation and benefits for the institutional segment for the three months ended September 30, 2017 remained relatively flat compared to the three months ended September 30, 2016. The increase in employee compensation and benefits expenses for the institutional segment for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to an increase in commissions and sales bonuses paid to employees as a result of the increase in trading volume.

Selling and marketing expenses for the institutional segment remained relatively flat for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively.

The increases in other operating expenses for the institutional segment for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively, were primarily due to increased fees charged by our clearing firms as a result of the increase in volume.

Other operating expenses from the institutional segment include general and administrative expenses, communication and technology expenses, trading expenses, and bad debt.

Futures Segment (amounts in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net revenue	$9,777	$12,531	$(2,754)	(22.0)%	$30,757	$37,591	$(6,834)	(18.2)%

Employee compensation and benefits	2,327	3,265	(938)	(28.7)%	7,372	9,362	(1,990)	(21.3)%
Selling and marketing	121	245	(124)	(50.6)%	607	688	(81)	(11.8)%

Referral fees	3,128	3,983	(855)	(21.5)%	10,732	11,898	(1,166)	(9.8)%
Other operating expenses	2,904	3,674	(770)	(21.0)%	9,879	11,503	(1,624)	(14.1)%
Segment profit	$1,297	$1,364	$(67)	(4.9)%	$2,167	$4,140	$(1,973)	(47.7)%

The decreases in futures segment revenue for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 were primarily related to a decrease in volume across all customer types.

The decreases in employee compensation and benefits expenses for the futures segment for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 were primarily due to lower commissions paid to employees as a result of the decrease in trading volume and related revenue.

Selling and marketing expenses for the futures segment remained relatively flat for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively.

The decreases in referral fees for the futures segment for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 were primarily related to the decrease in trading volume.

The decreases in other operating expenses for the futures segment for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 were primarily due to a decrease in charges from our clearing brokers due to the decrease in trading volume.

Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses, trading expenses and bad debt.

Corporate and Other (amounts in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Other revenue	$(126)	$70	$(196)	(280.0)%	$(488)	$(1,824)	$1,336	73.2%

Employee compensation and benefits	2,528	2,607	(79)	(3.0)%	9,016	9,255	(239)	(2.6)%
Selling and marketing	1	—	1	100.0%	118	—	118	100.0%
Other operating expenses	1,698	3,040	(1,342)	(44.1)%	4,916	8,605	(3,689)	(42.9)%
Loss	$(4,353)	$(5,577)	$1,224	(21.9)%	$(14,538)	$(19,684)	$5,146	(26.1)%

The decrease in corporate and other revenue for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and the increase for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, were largely due to changes in foreign currency revaluations.

Employee compensation and benefits expenses for employees not attributed to any of our operating segments, such as our executive officers, remained relatively flat for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively.

Selling and marketing expenses not attributed to any of our operating segments remained relatively flat for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively.

The decreases in other operating expenses not attributed to any of our operating segments for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 were primarily due to a reduction in corporate related insurance costs, temporary staffing costs, vendor payments, and a reduction in rent payments due to renegotiation or extension of leased facilities.

Liquidity and Capital Resources
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations by our subsidiaries, the issuance of debt and equity securities, including the 4.125% Convertible Senior Notes due 2018 that we issued in the fourth quarter of 2013, the 4.125% Convertible Senior Notes due 2020 that were issued in 2015 in connection with our acquisition of City Index, 5.00% Convertible Senior Notes due 2022 that were issued in the third quarter of 2017, and access to secured lines of credit, such as the revolving credit facility entered into in August 2017. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. We expect that our capital expenditures for the next 12 months will be lower than 2016, as we continue to identify areas for savings and adapt to a disciplined capital expenditure approach.

We primarily hold and invest our cash at various financial institutions and in various investments, including cash held at banks, deposits at our liquidity providers and money market funds which primarily invest in short-term U.S. government securities, treasury bills, and other money market instruments. In general, we believe all of our investments and deposits are of high credit quality and we have more than adequate liquidity to conduct our businesses.

As a holding company, nearly all of our funds from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. The following table shows the amount of accumulated earnings held by our operating subsidiaries located outside the United States at September 30, 2017 (amounts in millions):

Entity Name	Accumulated Earnings
GAIN Capital Forex.com Australia, Pty. Ltd.	$—
Trade Facts Ltd.	4.1
GAIN Capital-Forex.com Hong Kong, Ltd.	—
GAIN Capital Australia Pty Ltd.	3.3
GAIN Capital-Forex.com Canada Ltd.	—
GAIN Capital-Forex.com U.K., Ltd.	10.5
Forex.com Japan Co., Ltd.	—
GAIN Capital UK, Ltd.	25.0
GAIN Capital Singapore Pte. Ltd.	—
GAIN Global Markets, Inc.	—
Faraday Research LLP	0.1
GTX Bermuda Ltd.	16.1
GAIN Global Markets Bermuda, Ltd.	—
Total	$59.1

As noted above, at September 30, 2017, we had approximately $59.1 million of undistributed earnings of our operating foreign subsidiaries indefinitely invested outside the United States. In connection with the previously announced restatement of our financial statements for the years ended December 31, 2014 and 2013 and certain quarters of 2015, we took a charge for U.S. taxes that would arise if $48.3 million of these earnings were repatriated to the United States. Accordingly, these funds could in fact be repatriated without the need to pay any additional U.S. taxes. The remaining earnings are indefinitely invested outside the United States and are expected to be reinvested in the working capital and other business needs of the foreign subsidiaries. If the remaining earnings, excluding the aforementioned earnings, had been repatriated into the United States as of September 30, 2017, in the form of dividends or otherwise, we would have been subject to additional income taxes of approximately $6.3 million.

Several of our operating subsidiaries are subject to requirements of regulatory bodies, including the CFTC and NFA in the United States, the FCA in the United Kingdom, the FSA, METI and MAFF in Japan, the SFC in Hong Kong, IIROC and the OSC in Canada and the CIMA in the Cayman Islands, which limit funds available for the payment of dividends to GAIN Capital Holdings, Inc. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them.

Regulatory Capital Requirements

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of September 30, 2017 and the actual amounts of capital that were maintained on that date (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$35.5	$46.7	$11.2
GAIN Capital Securities, Inc.	0.1	0.4	0.3
Trade Facts, Ltd.	0.6	3.2	2.6
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	4.5	2.6
GAIN Capital Australia Pty Ltd.	0.8	7.1	6.3
GAIN Capital-Forex.com Canada Ltd.	0.2	1.8	1.6
GAIN Capital-Forex.com U.K., Ltd.	4.9	17.9	13.0
GAIN Capital Japan Co., Ltd.	1.4	8.7	7.3
GAIN Global Markets, Inc.	1.5	2.4	0.9
GAIN Capital UK, Ltd.	79.8	198.7	118.9
GAIN Capital Singapore Pte, Ltd.	0.7	11.6	10.9
Global Assets Advisors, LLC	—	1.8	1.8
GAIN Capital Payments Ltd.	0.1	0.7	0.6
Total	$127.5	$305.5	$178.0

Our futures commission merchant and forex dealer subsidiary, GCG, LLC ("GCGL"), is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements, Sections 11 and 12. Under applicable provisions of these regulations, GCGL is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Risk Maintenance Margin, or $20 million plus 5% of all liabilities owed to retail customers exceeding $10 million, plus 10% of all liabilities owed to eligible contract participant counterparties acting as a dealer that are not an affiliate. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. GCGL's current assets primarily consist of cash and cash equivalents reported on its balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. GCGL's total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions or haircuts against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. GCGL's net capital and adjusted net capital changes from day to day. As of September 30, 2017, GCGL had net capital of approximately $46.7 million and net capital requirements and haircut charges of $35.5 million. As of September 30, 2017, GAIN Capital Group's excess net capital was $11.2 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GCGL's net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

GCUK1, GCUK2 and Trade Facts are all registered in the U.K. and are regulated by the Financial Conduct Authority in respect of their trading activity. These U.K. Entities are required to comply with relevant U.K. and E.U. legislation and regulation.

GCUK1 is regulated by the FCA, as a full scope €730k IFPRU Investment Firm. GCUK1 is required to maintain the greater of approximately $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration and market risk. At September 30, 2017, GCUK1 maintained $13.0 million more than the minimum required regulatory capital for a total of 3.7 times the required capital. Following the successful integration of City Index in the UK, GCUK1 no longer has any clients and is no longer conducting any operational activities. GCUK1's license was deregistered with the FCA on October 6, 2017 .

GCUK2 is regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK2 is required to maintain the greater of approximately $1.0 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration and market risk. At September 30, 2017, GCUK2 maintained $118.9 million more than the minimum required regulatory capital for a total of 2.5 times the required capital.

Trade Facts is regulated by the FCA as a BIPRU Limited License Firm. Trade Facts is required to maintain a base financial resources requirement of approximately $0.05 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or fixed overhead requirement. At September 30, 2017, Trade Facts maintained $2.6 million more than the minimum required regulatory capital for a total of 5.3 times the required capital.

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

GAIN Capital Payments Ltd. is regulated in the U.K by the FCA and is authorized to carry out payment services under the Payment Services Regulations 2009. The regulatory capital must be the greater of either (i) $0.1 million (€0.1 million) or (ii) requirements determined by the fixed overhead requirement. At September 30, 2017, GAIN Capital Payments Ltd. maintained $0.6 million more than the minimum required regulatory capital for a total of 7.0 times the required capital.

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

Operating Cash
We are required to maintain cash on deposit with our liquidity providers in order to conduct our hedging activities. As of September 30, 2017, we posted $56.0 million in cash with liquidity providers. As of September 30, 2017, our total client assets were $959.6 million compared to $945.5 million as of December 31, 2016, an increase of $14.1 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from open positions.

The table set forth below provides a measure of our available liquidity as of September 30, 2017 and as of December 31, 2016. We believe our reporting of available liquidity assists investors in evaluating our performance. We use this non-GAAP measure to evaluate our ability to continue to fund growth in our business (amounts in millions):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$225.6	$234.8
Receivables from brokers	56.0	61.1
Revolving credit facility	50.0	—
Net operating cash	331.6	295.9
Less: Minimum regulatory requirements	(127.5)	(113.0)
Liquidity (1)	$204.1	$182.9

(1)	Our Convertible Senior Notes due 2018, 2020, and 2022 are excluded given their long-dated maturity

The increase in our liquidity for the nine months ended September 30, 2017 was primarily due to the availability of the $50 million revolving credit facility we entered into in August 2017 and the $15.9 million net proceeds of the offering of our 5.00% Convertible Senior Notes due in 2020, partially offset by an increase in minimum regulatory requirements of $14.5 million, the net loss of $7.5 million, payments to FXCM of $7.2 million, and purchase of treasury stock of $26.2 million.

Convertible Senior Notes
On November 27, 2013, we issued $80.0 million aggregate principal amount of our 4.125% Convertible Senior Notes due 2018 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the note offering were approximately $77.9 million, after deducting discounts to the initial purchasers and estimated offering expenses payable by the company. We used a portion of the net proceeds of the offering of our 5.00% Convertible Senior Notes due 2022 to repurchase $71.8 million in principal amount of our 4.125% Convertible Senior Notes due 2018.

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

On August 22, 2017, we issued $92.0 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2022, which amount includes the exercise in full of the over-allotment option granted to the initial purchasers of the notes, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at a fixed rate of 5.00% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2018. The notes are convertible into cash, shares of our common stock, or a combination thereof, at our election. The notes will mature on August 15, 2022, unless earlier converted, redeemed or repurchased. We may not redeem the notes prior to August 15, 2020. The net proceeds from the offering of these notes were approximately $89.0 million, after deducting discounts to the initial purchasers but prior to taking into account any estimated offering expenses.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes and the convertible notes issued in connection with our acquisition of City Index) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and, for our 4.125% Convertible Senior Notes, is reflected as a liability in our Condensed Consolidated Balance Sheet in an amount equal to the fair value, which, as of September 30, 2017 and December 31, 2016, was $130.6 million and $124.8 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our stockholders’ equity on our Condensed Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of September 30, 2017 and December 31, 2016, for our 4.125% Convertible Senior Notes was $38.6 million and $27.4 million, respectively. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our Consolidated Income Statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as our 4.125% Convertible Senior Notes due 2018, 4.125% Convertible Senior Notes due 2020, and 5.00% Convertible Senior Notes due 2022) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings (loss) per share unless the conversion value of the notes exceeds their principal amount at the end of the relevant reporting period. If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, were issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the notes, then our diluted earnings (loss) per share could be adversely affected.

Credit Facility

On August 3, 2017, the Company entered into a Credit Agreement, dated as of August 2, 2017, for a three year U.S. $50 million senior secured first lien revolving credit facility that matures in August 2020. Upon request of the Company, the credit facility may be increased by up to $25 million, with a minimum increase of $5 million. The credit facility contains covenants that are customary for an issuer with senior debt. As of September 30, 2017, we were in compliance with the covenants for our credit facility.

As of September 30, 2017, there were no amounts outstanding under the revolving line of credit.

Cash Flow
The following table sets forth a summary of our cash flow for the nine months ended September 30, 2017 and the nine months ended September 30, 2016 (amounts in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$19,884	$100,784
Net cash used in investing activities	(23,882)	(17,375)
Net cash used in financing activities	(18,921)	(14,263)
Effect of exchange rate changes on cash and cash equivalents	13,740	(5,295)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$(9,179)	$63,851

Operating Activities
Cash provided by operating activities was $19.9 million for the nine months ended September 30, 2017, compared to $100.8 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, operating cash increased by $2.5 million as a result of the increase in receivables from brokers, compared to an increase of $68.4 million in the nine months ended September 30, 2016. In addition, the net loss reduced $7.0 million of operating cash for the nine months ended September 30, 2017 compared to a contribution from net income of $16.3 million for the nine months ended September 30, 2016. Cash outflows for accrued compensation reduced operating cash by $3.3 million for the nine months ended September 30, 2017 compared to a decrease of $1.1 million for the nine months ended September 30, 2016.

Investing Activities
Cash used for investing activities was $23.9 million for the nine months ended September 30, 2017 compared to $17.4 million for the nine months ended September 30, 2016. The increase in cash used for investing activities was due to the acquisition of the FXCM customer accounts in the nine months ended September 30, 2017.

Financing Activities
Cash used for financing activities was $18.9 million for the nine months ended September 30, 2017 compared to cash used for financing activities of $14.3 million for the nine months ended September 30, 2016. The increase in cash used for financing activities was primarily due to the increase in stock buybacks for the nine months ended September 30, 2017, an increase in the dividend rate to $0.06 per share for the nine months ended September 30, 2017 compared to $0.05 per share for the nine months ended September 30, 2016, partially offset by the net proceeds of the issuance of the new 5.00% Convertible Senior Notes due 2022 and the repurchase of the 4.125% Convertible Senior Notes due in 2018.

Capital Expenditures

Capital expenditures were $16.7 million for the nine months ended September 30, 2017 compared to $17.4 million for the nine months ended September 30, 2016. Capital expenditures for both periods primarily related to the development of various trading platforms and websites.
Contractual Obligations
For the nine months ended September 30, 2017, there were no significant changes to our vendor or operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
At September 30, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
For the nine months ended September 30, 2017, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our Condensed Consolidated Financial Statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customers' cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, money market funds that primarily invest in short-term U.S. government securities, treasury bills, and other money market instruments. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of September 30, 2017, an immediate 100 basis point increase in short-term interest rates would result in approximately $10.3 million more in annual pretax income.

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

Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of September 30, 2017, we maintained aggregate capital levels of $305.5 million, which represented approximately 2.4 times the capital we were required to hold under applicable regulations.

Cash Liquidity Risk
In normal conditions, our market making business and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in foreign currencies pairs in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with several financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds, with our liquidity providers. Collateral on deposit ranged from $90.2 million to $298.2 million in the aggregate during the nine months ended September 30, 2017.

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
For the nine months ended September 30, 2017, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2016.

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
(a) Unregistered Sales of Equity Securities
None.

(b) Purchase of Equity Securities by the Issuer
The following table presents information regarding our purchases of common stock in the nine months ended September 30, 2017:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)(3)
January 1, 2017-January 31, 2017	283,436	$7.06	283,436	$22,539,824
February 1, 2017-February 28, 2017	188,013	$7.98	188,013	$21,036,448
March 1, 2017-March 31, 2017	140,974	$8.15	140,974	$19,884,029
April 1, 2017-April 30, 2017	125,186	$7.58	125,186	$18,932,263
May 1, 2017-May 31, 2017	263,238	$6.08	263,238	$17,327,119
June 1, 2017-June 30, 2017	372,838	$5.90	372,838	$15,119,768
July 1, 2017-July 31, 2017	190,823	$6.47	190,823	$13,880,398
August 1, 2017-August 31, 2017	2,211,775	$6.83	88,789	$13,267,186
September 1, 2017-September 30, 2017	—	$—	—	$13,267,186
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
(3) On August 14, 2017, in connection and concurrent with the offering of the Company's 5.00% Convertible Senior Notes due in 2022, the Board of Directors approved the expenditure of up to $15.0 million for the purchase of the Company's common stock, of which $14.5 million was repurchased.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1
Indenture, dated as of August 22, 2017, between GAIN Capital Holdings, Inc. and The Bank of New York Mellon (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on August 23, 2017, No. 001-35008).

4.2	Form of 5.00% Convertible Senior Notes due 2022 (included in Exhibit 4.1).
10.1
Credit Facility, dated as of August 2, 2017, by and among GAIN Capital Holdings, Inc., Barclays Bank PLC, Sterling National Bank and the lenders set forth therein (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on August 8, 2017, No. 001-35008).

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

GAIN Capital Holding, Inc.

Date: November 8, 2017	/s/ Glenn H. Stevens
Glenn H. Stevens
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2017	/s/ Nigel Rose
Nigel Rose
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)