Form 10-K
period 2017-12-31
GAIN Capital Holdings, Inc.
filed 2018-03-14
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $193 million.
As of March 1, 2018, the registrant had 44,864,805 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year is incorporated by reference into Part III of this Form 10-K.

GAIN Capital Holdings, Inc.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

PART I

FORWARD-LOOKING INFORMATION

In this Annual Report on Form 10-K, the words “GAIN,” the “Company,” “our,” “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. GAIN’s fiscal year ended on December 31, 2017.

This Annual Report on Form 10-K contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which GAIN operates and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that management or GAIN “believes,” “expects,” “anticipates,” “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included in this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the section entitled “Item 1A. Risk Factors” below and discussed elsewhere herein. The risks and uncertainties described below are not the only ones we face. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

ITEM 1.	BUSINESS
OVERVIEW

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. Our retail, institutional and futures segments service customers in more than 180 countries worldwide, and we conduct business from our offices in Bedminster, New Jersey; Jersey City, New Jersey; Chicago, Illinois; Powell, Ohio; London, England; Cornwall, England; Tokyo, Japan; Sydney, Australia; Shanghai, China; Pembroke, Bermuda; Hong Kong; Dubai, U.A.E.; Zurich, Switzerland; and Singapore.

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

We operate our business in three segments. Through our retail segment, we provide customers around the world access to a diverse range of global financial markets. We offer our customers access to over 12,500 financial products, including spot foreign exchange (forex), precious metals trading, as well as contracts for difference (CFDs), which are investment products with returns linked to the performance of underlying assets. We offer CFDs on currencies, commodities, indices, individual equities, bonds, options and interest rate products. In the United Kingdom, we offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment for residents of that country. In addition to these OTC products, our futures segment offers exchange-traded futures and options on futures on more than 30 global exchanges. Our institutional segment offers access to markets in spot and forward foreign exchange and precious metals via our GTX platform, as well as agency execution services. We provide deep liquidity in spot and forward foreign exchange and precious metals to buy-side and sell-side firms, including banks, brokers, hedge funds, Commodity Trading Advisors and asset managers. Each of our operating segments is discussed in more detail below. For financial information regarding our segments, please refer to Note 21 to our audited consolidated financial statements included in this Annual Report.

As a global provider of online trading services, our results of operations are impacted by a number of external factors, including market volatility, competition, the regulatory environment in the various jurisdictions and markets in which we operate and the financial condition of the retail and institutional customers to whom we provide our services. These factors are not the only factors that impacted our results of operations for the most recent fiscal period, and additional factors may impact our results of operations in future periods. In addition, please refer to “Item 1A. Risk Factors” for a discussion of other factors that may impact our business.

The following table sets forth the key financial data and operating metrics for our business:

	Key Financial Data
	(in millions)
	Year Ended December 31,
	2017	2016	2015	2014	2013
Net Revenue	$308.6	$411.8	$435.3	$369.2	$267.7
Net (loss)/income applicable to GAIN Capital Holdings, Inc.	$(11.2)	$35.3	$10.3	$24.9	$28.1
Adjusted net (loss)/income(1)	$(9.4)	$45.1	$34.3	$30.9	$29.8

	Key Operating Metrics
	(Unaudited)
	Year Ended December 31,
	2017	2016	2015	2014	2013
Retail
OTC Trading Volume (billions)	$2,473.6	$2,822.0	$3,985.8	$2,430.5	$1,796.7
OTC Average Daily Volume (billions)	$9.6	$10.9	$15.4	$9.4	$6.9
Active OTC Accounts (2) (3)	132,262	126,528	142,836	91,328	93,143
Client Assets (millions)	$749.6	$599.5	$675.6	$563.2	$592.9

Institutional
ECN Volume (billions)	$2,979.6	$2,180.7	$1,865.1	$1,498.6	$1,127.9
ECN Average Daily Volume (billions)	$11.5	$8.4	$7.2	$5.8	$4.3
Swap Dealer Volume (billions)	$720.5	$779.4	$806.8	$1,685.1	$1,471.7
Swap Dealer Average Daily Volume (billions)	$2.8	$3.0	$3.1	$6.5	$5.7

Futures
Number of Futures Contracts (4)	6,857,870	8,304,376	8,623,392	7,027,008	5,386,383
Futures Average Daily Contracts	27,322	32,954	34,356	28,108	21,460
Active Futures Accounts (2)	7,838	8,368	8,668	8,184	7,064
Client Assets (millions)	$229.2	$346.0	$245.0	$196.4	$146.4

(1)
Adjusted net income is a non-GAAP financial measure and represents our net income excluding restructuring, acquisition and integration-related expenses, impairment on investment, loss on extinguishment of debt, and other corporate expenses. Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under heading “Key Income Statement Line Items and Key Operating Metrics” and under heading “Reconciliation of Non-GAAP Financial Measures” for discussion and reconciliation of non-GAAP financial measures.

(2)	Represents accounts which executed a transaction over the last 12 months.

(3)	We have updated our historical active account disclosures to reflect a change in definition for certain accounts.

(4)	Futures contracts represent the total number of contracts transacted by customers of our futures business.

For financial information by geographic area, please refer to Note 21 to our audited consolidated financial statements included in this Annual Report.

Growth Strategies

We intend to grow our business and increase our profitability principally by employing the following strategies:

•	Pursuing organic growth by:

•	Leveraging our global footprint and powerful brand assets to increase our overall share in the markets we operate.

•	Focusing on the development of our direct business versus our lower margin indirect business;

•	Providing an attractive proposition to address the needs of our two distinct customer segments: experienced active traders and retail investors; and

•	Introducing new, innovative products and services; including upgraded and enhanced trading platforms and tools as well as digital advisory products.

•	Increasing operational excellence by:

•	Increasing automation, thereby reducing service costs;

•	Simplifying our technology “stack”;

•	Rationalizing our brands across our three business segments; and

•	Seeking to achieve an optimal balance between insourcing versus outsourcing.

•	Reducing revenue volatility through:

•	Reducing the variability between customer transaction revenue (CTR) and reported results;

•	Implementing artificial intelligence driven hedging programs;

•	Decreasing the cost of hedging; and

•	Further optimizing trade flow.

•	We will also continue to selectively review mergers and acquisitions and other inorganic opportunities which complement our organic growth strategy.

Our Retail Segment

Our retail segment represented 74.9% of our net revenue for the year ended December 31, 2017. We conduct our retail business primarily through our FOREX.com and City Index brands. As of December 31, 2017, we had 185,729 funded retail accounts.

Through our retail segment, we provide customers around the world access to a diverse range of global financial markets. We offer our customers access to over 12,500 financial products, including spot foreign exchange (forex), precious metals trading, as well as contracts for difference (CFDs), which are investment products with returns linked to the performance of underlying assets. We offer CFDs on currencies, commodities, indices, individual equities, bonds, options and interest rate products. In the United Kingdom, we offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment for residents of that country. We offer these products under the diverse regulatory environments in which we operate. Because of U.S. regulations, neither we, nor our subsidiaries, offer CFDs or spread bets in the United States or to U.S. residents.

We seek to attract and support our customers through direct and indirect channels. Our primary direct channels for our retail segment are our Internet websites, FOREX.com and Cityindex.com, which are available in multiple languages, including English, Chinese, Japanese and Arabic. Our indirect channel includes our relationships with introducing brokers, who solicit customers on our behalf, and white label partners, who offer our trading services to their customers under their own brand. Total retail trading volume sourced through direct and indirect channels was 67% and 33%, respectively, for the year ended December 31, 2017.

We generate revenue in our retail segment principally from transaction fees we charge our customers, including the bid/offer spread, financing charges for positions held overnight, commissions on equity CFD trades and advisory services, and other account related fees.

In 2017, we generated approximately 72.7% of our retail segment trading volume from customers outside the United States. For a discussion of the risks associated with our retail segment operations outside the United States, please refer to “Item 1A. Risk Factors.”

The following sections provide additional information regarding our retail business:

Innovative trading tools
We have made significant investment in the development and support of our award-winning proprietary trading technology in order to provide our customers with an enhanced customer experience and multiple ways to trade and manage their accounts, tailored to their level of experience and preferred mode of access. In addition, we selectively offer third party trading tools that we believe complement our proprietary offerings. We believe that our proprietary trading technology has and will continue to provide us with a significant competitive advantage because we have the ability to adapt quickly to our customers’ changing needs, rapidly incorporate new products and features and offer our customers multiple ways to engage with us.

Competitive pricing and fast, accurate trade execution
We have longstanding relationships with a large number of institutional liquidity providers, as well as access to multiple liquidity venues. This allows us to offer our customers superior liquidity and more competitive pricing with tighter bid/offer spreads than many of our competitors. In addition, we have developed a proprietary pricing engine that electronically aggregates quotes from our liquidity sources. This ensures that our prices accurately reflect current market price levels and allows us to provide our customers high-speed trade execution. In 2017, we handled over 14 million trade requests and executed 99.9% of trades in less than one second, with an average execution speed of 0.03 seconds. We have established a set of standards we use to measure execution quality for FOREX.com, and we publish execution statistics on a monthly basis. The FOREX.com execution scorecard, which is available on our website, demonstrates our ability to provide fast, accurate trade executions, as well as our commitment to transparency in our business. We believe we are the only firm in our industry to voluntarily publish a monthly execution scorecard with the level of detail that we provide.

Efficient customer onboarding and account management
We have developed proprietary technology to handle numerous aspects of account onboarding and customer service including account opening and customer verification process, fast online account funding and withdrawals with a wide variety of automated payment methods, and on-demand delivery of customer information, such as account statements and other account-related reporting. We also offer account opening and funding functions on our mobile trading applications in order to provide a superior experience to the large number of customers who trade primarily through their mobile devices. Given the highly regulated and global nature of our business, these processes are customized to each regulatory jurisdiction in which we operate, and are further tailored to customer needs and preferences in specific countries in order to make it easier for clients in these countries to open accounts with us and then to fund and trade in those accounts.

Sophisticated risk management
Because we are exposed to market, credit and other risks in connection with our retail business, developing and maintaining robust risk management capabilities is a high priority.

We allow our customers to trade notional amounts greater than the funds they have on deposit with us through the use of leverage, making management of credit risk a key focus for us. We manage customer credit risk through a combination of providing trading tools that allow our customers' to avoid taking on excessive risk and automated processes that close customer positions in accordance with our policies, in the event the funds in customers' accounts are not sufficient to hold their positions. One such tool available on our trading platforms is a real-time margin monitoring tool that enables customers to know when they are approaching their margin limits. If a customer’s equity falls below the amount required to support one or more positions, we will automatically liquidate positions to bring the customer’s account into margin compliance.

In addition, we actively monitor and assess various market factors, including volatility and liquidity, and take steps to address identified risks, such as proactively adjusting required customer margin (both initial and maintenance). For example, on January 15, 2015, the Swiss National Bank, or SNB, unexpectedly announced that it would move interest rates to -0.75% and abandon the 1.20 floor for EUR/CHF that it had previously maintained. The announcement led to extraordinary volatility in the Swiss franc, which negatively impacted many market participants. However, as part of our ordinary course risk management process, we had identified significant risk relating to EUR/CHF products and had increased client margin requirements to 5% well in advance of the SNB's move, which mitigated the risk of negative client equity in the event the price floor was abandoned.

With respect to market risk, when a retail customer executes a trade with us, the trade may be naturally hedged against an offsetting trade from another customer, hedged through an offsetting trade with one of our liquidity providers or may become part of our net exposure portfolio. For naturally hedged trades, we receive the entire bid/offer spread we offer our customers on the two offsetting transactions. For trades hedged with our liquidity providers, we earn the difference between the retail bid/offer spread we offer our customers and the wholesale bid/offer spread we receive from our liquidity providers. Customer trades in our net exposure portfolio are managed pursuant to our risk-management policies and procedures, including risk limits established by the Risk Committee of our Board of Directors, and we receive the net gains or losses generated through the management of our net exposure.

Our risk management policies and procedures have been developed to enable us to effectively manage our exposure to market risk, particularly in connection with the management of our net exposure. Our net exposure is evaluated continuously and is continuously rebalanced throughout the trading day, thereby minimizing the risk we will be adversely affected by changes in the market prices of the products we hold. This real-time rebalancing of our portfolio enables us to curtail risk and to be profitable in both up and down market scenarios.

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

Customers
Our retail customers consist primarily of self-directed traders, who execute trades on their own behalf. A small number of our customers have engaged an intermediary to make trading decisions on their behalf.

Our typical self-directed customer is generally comfortable making trading decisions and is specifically interested in trading leveraged products, which generally have a higher risk/reward profile. For the year ended December 31, 2017, self-directed customers represented approximately 99.3% of our retail trading volume.

The intermediaries engaged by our managed account customers, which we refer to as authorized traders, include professional money managers, which trade aggregated customer funds, and individuals that trade for a small number of customer accounts. For the year ended December 31, 2017, managed account customers collectively represented approximately 0.7% of our retail trading volume.

Sales and Marketing
In connection with our retail business, we look to acquire new customers as cost-efficiently as possible, primarily through online marketing efforts such as advertising on third-party websites, search engine marketing and email marketing. Our experienced in-house marketing team creates highly targeted online campaigns tailored to experienced traders, as well as marketing programs and materials designed to support and educate newer traders. We use sophisticated tracking and measurement techniques to monitor the results of individual campaigns and continually work to optimize our overall marketing results.

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

We also work with introducing brokers in order to expand our customer base. We work with a variety of different types of introducing brokers, ranging from small, specialized firms that specifically identify and solicit customers interested in forex and CFD trading, to larger, more established financial services firms. Introducing brokers direct customers to us in return for either a commission on each referred customer’s trading volume or a share of net revenue generated by each referred customer’s trading activity. In 2017 we began to roll out a global affiliate program pursuant to which third parties refer customer to us in exchange for a one-time payment. The affiliate program commenced in the United Kingdom and we intend to extend it to our other major markets.

Competition
The market for our retail services is rapidly evolving and highly competitive. Our competitors vary by region in terms of regulatory status, breadth of product offering, size and geographic scope of operations. Our main competitors during 2017 can be categorized as follows:

•
Regulated Forex Firm such as OANDA Corporation and FXCM. Like us, these firms have also expanded globally over the past several years, and we consider them to be competitors in several of our key markets. In February 2017, FXCM was required to cease offering its services in the United States by the Commodities Futures Trading Commission and we acquired substantially all of the company's U.S.-domiciled customers. For more information, please refer to Note 7 to our audited consolidated financial statements included in this Annual Report.

•
Global Multi-Asset Trading Firms, including firms such as Interactive Brokers, IG Group Holdings plc and CMC Group. These firms generally offer a broad set of asset classes and earn a significant percentage of their revenue from CFDs, forex and exchange-traded products.

Our Institutional Segment

Through our institutional segment, we provide a variety of services to institutional investors including electronic access to foreign exchange and precious metals via an ECN, agency execution services from our voice sales team through our registered swap dealer; trading on a registered swap execution facility and prime-of-prime services in collaboration with the retail segment. For the year ended December 31, 2017, our institutional segment represented 9.8% of our net revenue.

In contrast to our retail segment, in our institutional segment, we act as agent between the principals to the transactions that are executed. We do not assume any market or credit risk, as we earn commissions or commission equivalents (markup/markdown) for our services. Our institutional segment also facilitates client orders through riskless principal trades.

Service Offerings
Through the ECN platform, which is branded under “GTX,” we provide deep liquidity in spot and forward foreign exchange and precious metals to buy-side and sell-side firms, including banks, brokers, hedge funds, Commodity Trading Advisors and asset managers. GTX’s centrally-cleared prime brokerage model supports true peer-to-peer trading capabilities and allows every GTX client to add market liquidity to the venue by posting real-time bids and offers, while also trading on other participants' bids and offers. For the year ended December 31, 2017, net revenue from our ECN business was 74% of the net revenue of our institutional segment.

Our prime-of-prime business, which we refer to as our GTX Direct offering, allows experienced traders who meet certain qualifications, but do not have a credit line with a prime broker, access to trading on the GTX ECN. Through GTX Direct, our clients deposit collateral with us and we make trades through the GTX trading platform on our clients’ behalf, earning a commission for each trade.

The agency execution desk serves a broad range of participants across several asset classes, allowing clients to interact with the market based on their specific needs and preferences. Our agency execution business is currently positioned on as a compliment to our ECN offering, providing bespoke hands-on service for clients wishing to execute more complex or structured transactions.

Our swap execution facility, or SEF, offers electronic trading of non-deliverable forwards. We are in the process of on-boarding prime banks to serve as central clearing hubs to facilitate this business.

For the year ended December 31, 2017, net revenue from our agency execution business constituted 25% of the net revenue of our institutional segment.

GTX is powered by software and intellectual property that we first licensed on an exclusive basis in 2010. After undertaking significant development and enhancement efforts, we acquired full ownership of the software and intellectual property in July 2014.

Sales and Marketing
We have a direct sales team that is dedicated to building relationships with potential institutional customers and expanding our institutional business. Since its inception in 2010, our institutional business has expanded to include customers throughout the United States, Europe, and Asia.

Competition
In general, competition for business with institutional clients is based on a variety of factors, including technology, execution quality, client relationships, client service, cost and reputation.

GTX competes with other firms offering electronic trading platforms, such as Nex Group, formerly ICAP, through its EBS offering; Thomson Reuters; Currenex, owned by State Street Bank; Hotspot, a subsidiary of CBOE Holdings, Inc.; Integral Development Corp.; FastMatch Inc.; 360T Trading Networks; and others.

Our Futures Segment

Our futures segment offers execution and related services for exchange-traded futures and futures options on major U.S. and European exchanges. We clear our customers’ trades through our regulated FCM, GAIN Capital Group, LLC (“GCGL”). In 2014, we expanded our futures business by acquiring a majority interest in Global Asset Advisors, LLC (“GAA”), a Chicago-based futures brokerage firm which principally markets to and services clients under the Daniels Trading (“DTR”) brand. GAA is an introducing broker targeting retail and professional traders, primarily in equities and agricultural products. At the same time, we also acquired a majority interest in Top Third Ag Marketing, LLC (“TT”), an introducing broker, which uses options-based hedging strategies to help clients manage the risks of agricultural production.

Revenue in our futures segment is primarily generated through commissions earned on futures and futures options trades. Our futures segment represented 12.3% of our net revenue for the year ended December 31, 2017.

Advanced Trading Platform
Our futures segment provides customers an enhanced experience through our GAIN Trader proprietary trading platform. We have invested in high-speed connectivity to provide access to over 30 global electronic exchanges, which allows us to deliver streaming quotes and high-speed executions. The GAIN Trader platform has a robust suite of trading tools, including charting tools, custom alerts and indicators, as well as automated trading and risk management tools. Our futures segment also provides Trade Desk Manager, a version of our GAIN Trader platform offered to other introducing brokers, which allows them to manage their customers’ accounts. In addition, we facilitate connection to our trading services through APIs from other front-end applications, and we license a white label version of our GAIN Trader platform to select third parties.

Risk Management
In our futures segment, we are exposed to credit risk as it relates to customer positions. If an adverse market move occurs and triggers an additional margin requirement, we may be unable to collect the additional margin in a timely manner, or at all. In such a case, we would incur bad debt expense, which could have a material adverse effect on our results of operations. To mitigate this risk, we monitor all client accounts in near real time using multiple tool and processes designed to ensure that our client accounts are trading within their means.

Sales and Marketing
As with our other segments, we seek to acquire futures customers as cost-efficiently as possible. Our principal source of new customers comes from a large network of introducing brokers, In addition, sales leads are generated through seminars, online advertising and other media. In addition to our marketing efforts, we attract our futures segment customers through dedicated sales staff at GCGL, GAA and TT. These sales teams focus on a variety of sectors and provide differentiated services to our customers.

Competition
Our futures segment competes for both introducing-broker generated business and direct client business. For introducing brokers, our primary competitors are the limited number of FCMs that own and operate proprietary technology, including FC Stone, R.J. O’Brien, Rosenthal Collins Group, Interactive Brokers, and ADM Investor Services.

The majority of our competitors for direct business are small, privately held firms like Allendale, Advance Trading, and Roach Ag Marketing; as well as larger firms such as Interactive Brokers, TD Ameritrade and E*Trade Financial Corporation.

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

We use a variety of service marks that have been registered with the U.S. Patent and Trademark Office, including: GAIN Capital (registered service mark), FOREX.com GAIN Capital Group (registered service mark), Forex Insider (registered service mark), ForexTrader (registered service mark), FOREX.com (registered service mark), It’s Your World. Trade It. (registered service mark), GAIN Capital Futures (registered service mark), GAIN Futures, OEC (registered service mark). We also have registered trademarks covering our City Index brand name and logo in a variety of jurisdictions, including Australia, the United Kingdom, European Union, Singapore and China.

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

The primary responsibility for ensuring that we maintain compliance with all applicable regulatory requirements is vested in our legal and compliance departments. In addition, our legal and compliance departments are responsible for our ongoing training and education programs, supervision of our personnel required to be licensed by one or more of our regulators, review of sales, marketing and other communications and other related functions. In addition, our sales employees are licensed pursuant to applicable regulation.

U.S. Regulation
In the United States, the CFTC and the NFA regulate our forex and futures trading activities. Historically, the principal legislation covering our U.S. forex business was the Commodity Exchange Act, which provides for federal regulation of all commodities and futures trading activities and requires all futures and commodity options to be traded on organized exchanges. In recent years, as in the case of other companies in the financial services industry, our forex business has been subject to increasing regulatory oversight. The CFTC Reauthorization Act, which grants the CFTC express authority to regulate the retail forex industry includes a series of rules which regulate various aspects of our business, including:

•	creating “retail foreign exchange dealers,” or RFEDs, a new regulated category of forex brokers focused on retail investors that are permitted to act as counterparty to retail forex transactions;

•
imposing an initial minimum security deposit amount between 2.0% and 5.0%, depending on the pair, of the notional value for retail forex transactions in “major currency” pairs and between 5.0% and 20%, depending on the pair, of the notional value for retail forex transactions in "non-major currency";

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

•
requiring that a risk disclosure statement be provided to every retail forex customer, including disclosure of the number of profitable and unprofitable non-discretionary accounts maintained by the forex broker during the four most recent calendar quarters; and

•
prohibiting RFEDs, FCMs and introducing brokers from including statements in sales and marketing materials that would appear to convey to potential retail forex customers that there is a guaranty against loss, and requiring that FCMs, RFEDs and introducing brokers provide retail forex customers with enhanced written disclosure statements that, among other things, inform customers of the risk of loss; and

In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. A number of significant provisions contained in the law affect or will affect once implementing regulations are adopted by the appropriate federal agencies, our business. Specifically, the Dodd-Frank Act includes:

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

The Dodd-Frank Act also provides for additional regulation of swaps and security-based swaps, including some types of foreign exchange and metals derivatives in which we engage. The Dodd-Frank Act requires the registration of swap dealers with the CFTC and imposes significant regulatory requirements on swap dealers and swap execution facilities. Effective February 27, 2013, GAIN GTX, LLC, ("GTX SEF") became provisionally registered with the CFTC and NFA as a swap dealer. Effective June 2016, GTX SEF, LLC became permanently registered with the CFTC as a swap execution facility, replacing the temporary registration previously granted in April 2014. The CFTC and NFA have adopted, and may adopt, new rules including those more recently adopted requiring Retail Foreign Exchange Dealers to provide greater transparency about the cost associated with their forex transactions; required notification to NFA for FCMs that decide to offer customers the ability to trade any virtual currency futures product and monthly risk data reporting requirements for Swap Dealers. Our operations in the U.S. are also subject to regulatory capital requirements that require various of our subsidiaries to maintain a minimum level of net capital relative to customer obligations. For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Regulatory Capital Requirements.”

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

United Kingdom Regulation

GAIN Capital U.K., Ltd. (“GCUK2”), Trade Facts, Ltd. (“Trade Facts”) and GAIN Capital Payments Ltd. are registered in the U.K. and are regulated by the Financial Conduct Authority in respect of their trading activity. These U.K. Entities are required to comply with relevant U.K. and E.U. legislation and regulation. GAIN Capital-Forex.com U.K. Ltd. (“GCUK1”) was regulated until October 6, 2017 when its business operations were integrated into GCUK2 and its license was deregistered with the FCA. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Regulatory Capital Requirements” for a discussion of minimum regulatory capital requirements applicable to our U.K. businesses.

Client Money Rules
GCUK2 is subject to the FCA’s client money rules by virtue of being authorized by the FCA to hold client money. Under these rules, we are required to:

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

The prescribed CDD measures require the U.K. Entities to (i) verify customer identity and understand the nature and purpose of the proposed relationship on the basis of documents, data or information obtained from a reliable and independent source and (ii) review and monitor their customer’s transactions and activities. The U.K. Entities are required to determine the extent of CDD measures required for each customer on a risk sensitive basis depending on the type of customer, business relationship, product or transaction and we must be able to demonstrate that such measures are appropriate in view of the risks of money laundering and terrorist financing. Our procedures are based on the Joint Money Laundering Group’s Guidance for the U.K. Financial Sector, which provides guidance to firms for the determination of appropriate CDD measures.

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

Our systems and controls also include CDD and other measures to identify where customers and others with whom we transact may be subject to financial sanctions, including those initiated or adopted by the U.K. Treasury or the EU.

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

We are required to offer to a retail client or transact for them only those products that are deemed appropriate for their knowledge, experience and other circumstances. If the retail client demands a product that has been assessed as inappropriate for the retail client’s circumstances by us, we may either refuse to offer the product to the client, or allow them access to the product but we are required to give the retail client a warning that the product may be inappropriate to its circumstances. We are not required to undertake this analysis for professional clients as we are entitled to assume that a professional client has the necessary knowledge and experience in order to understand the risks involved in relation to the particular products or services for which he has been classified as a professional client.

MiFID II
MiFID I applied in the U.K. from November 2007 but has been recast into a new directive, the Markets in Financial Instruments Directive II (Directive 2014/65/EU), or MiFID II, and a new regulation, the Markets in Financial Instruments Regulation (Regulation 600/2014), or MiFIR. The changes implemented by MiFID II and MiFIR took effect on January 3, 2018.

MiFID II:

•	expands the number of financial instruments for which firms are required to carry out an appropriateness assessment before providing an execution only service to retail clients;

•	extends the pre- and post-trade transparency regime to derivatives traded on regulated markets, multi-lateral trading facilities, or MTFs, and organized trading facilities, or OTFs;

•	expands transaction reporting to those financial instruments traded on MTFs, OTFs, and those financial instruments where the underlying instrument is traded on a Trading Venue; and

•
gives E.U. Member State regulators the new power to ban or restrict the marketing, distribution or sale of a financial instrument or types of financial practice where there is a threat to investor protection, the orderly functioning and integrity of markets or to financial stability. The European Banking Authority and the European Securities and Markets Authority have similar powers to impose a ban on an EU-wide basis or in relation to a particular E.U. Member State.

Packaged Retail and Insurance-based Investment Products (PRIIPs)
Regulation 1286/486 on key information documents for packaged retail and insurance-based investment products, or the PRIIPs Regulation, took effect in the U.K. from January 1, 2018, reflecting a delay from the original implementation date of December 31, 2016. U.K. Entities now need to comply with the new regime set out in the PRIIPs Regulation in relation to

PRIIPS that they manufacture, advise on or sell to retail clients. The FCA regards derivatives (including options, futures, and contracts for differences) as falling within the definition of a PRIIP. The new regime requires us to provide retail clients with a standardized key information document, or KID, in good time before any transaction in derivatives is concluded or for transactions concluded by distance communications, after the transaction has taken place, but only if it is not possible to provide the KID in advance and the client consents.

ESMA’s Consultation Paper: ESMA35-43-904
In January 2018, the European Securities and Markets Association, or ESMA, issued a consultation paper, referred to as ESMA35-43-904. In this paper, ESMA states that it is considering the possible use of its product intervention powers under Article 40 of MiFIR to address investor protection concerning the marketing, distribution and sale of CFDs and binary options to retail investors. These proposals include the use of enhanced risk disclosures, restrictions upon the offering of promotional incentives to clients, mandatory margin close-out levels for retail clients and varying limitations on the opening leverage that may be offered to clients; including an overall cap of 30 to 1 leverage for major currency pairs and lower leverage levels for other asset classes. The comment period for ESMA’s consultation expired in February 2018 and we cannot currently predict which, if any, of the proposed changes will be implemented. The FCA have indicated that any U.K. policy measures covering similar topics would take in to account such ESMA measures once finalized.

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

Japan
GAIN Capital Japan Co., Ltd., or GC Japan, is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency, or FSA, in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 140%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GC Japan’s market, counterparty credit risk and operational risk. The FSA has also proposed new rules that would reduce the maximum leverage that brokers can offer to 10-to-1 from the current limit of 25-to-1. At December 31, 2017, GC Japan maintained $7.5 million more than the minimum required regulatory capital for a total of 6.0 times the required capital.

Australia
GAIN Capital Australia, Pty. Ltd., or GCAU, is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). The ASIC is the corporate, markets and financial services regulator in Australia responsible for administering aspects of the Corporations Act 2001. GCAU holds an Australian Financial Services License that has been issued by ASIC. GCAU is required to maintain a minimum capital requirement of approximately $0.8 million (1.0 million AUD). The regulatory capital held is required to be in excess of 110% of its requirements at all times. At December 31, 2017, GCAU maintained $3.9 million more than the minimum required regulatory capital for a total of 5.9 times the required capital.

Hong Kong
GAIN Capital-Forex.com Hong Kong, Ltd., or GCHK, is licensed by the Securities and Futures Commission, or SFC, to carry out Type 3 Regulated Activity, Leveraged Foreign Exchange Trading. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of $1.9 million. At December 31, 2017, GCHK maintained $2.8 million more than the minimum required regulatory capital for a total of 2.5 times the required capital.

Cayman Islands
GAIN Global Markets, Inc., or GGMI, our Cayman Island subsidiary, is a registered securities arranger and market maker with the Cayman Islands Monetary Authority, or CIMA. GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or approximately $1.6 million. At December 31, 2017, GGMI maintained $0.8 million more than the minimum required regulatory capital for a total of 1.5 times the required capital.

Canada
GAIN Capital-Forex.com Canada, Ltd., or GCCA, is a Dealer Member of the Investment Industry Regulatory Organization of Canada, or IIROC, and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory, but generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission, or OSC. GCCA is required to maintain risk-adjusted capital in excess of the minimum capital requirement. At December 31, 2017, GCCA maintained $1.5 million more than the minimum required regulatory capital for a total of 8.5 times the required capital.

Singapore
GAIN Capital Singapore Pte., Ltd., or GCS, is registered by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of Capital Market Services License. GCS is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap 289). Under these rules GCS is required to maintain a minimum base capital of approximately $0.6 million (1.0 million SGD) and Financial Resources in excess of 120% of the total risk requirements, which is calculated as the sum of operational, counterparty, large exposure and market risk at all times. At December 31, 2017, GCS maintained $5.4 million more than the required minimum regulatory capital for a total of 10.0 times the required capital.

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

Employees

As of December 31, 2017, we had 708 employees. None of our employees are covered by collective bargaining agreements.

Corporate Information

We were incorporated in Delaware in October 1999 as GAIN Capital, Inc. Our principal executive offices are located at Bedminster One, 135 Route 202/206, Bedminster, New Jersey 07921. Other offices include Bedminster, New Jersey; Jersey City, New Jersey; Chicago, Illinois; Powell, Ohio; London, England; Cornwall, England; Tokyo, Japan; Sydney, Australia; Shanghai, China; Pembroke, Bermuda; Hong Kong; Dubai, U.A.E.; Zurich, Switzerland; and Singapore. A complete list of our subsidiaries can be found in Exhibit 21.1 to this Annual Report.

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

Our risk management policies and procedures may not be effective and may leave us exposed to unidentified or unexpected risks.

We are dependent on our risk-management policies and the adherence to such policies by our staff. Our policies, procedures and practices used to identify, monitor and control a variety of risks, including risks related to human error, customer defaults, market movements, technology, fraud and money-laundering, are established and reviewed by the Risk Committee of our Board of Directors. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. Our risk-management methods also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing software or hardware failures. In addition, we may elect to adjust our risk-management policies to allow for an increase in risk tolerance, which could expose us to the risk of greater losses. Our risk-management methods rely on a combination of technical and human controls and supervision that are subject to error and failure. These methods may not protect us against all risks or may protect us less than anticipated, in which case our business, financial condition and results of operations and cash flows may be materially adversely affected.

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

In our futures segment, we are also exposed to debit/deficit risk with our clients for exchange-traded futures and options on futures. An adverse market move related to a client’s position may result in a debit balance, which, if we are unable to collect, would result in a bad debt expense. Such an expense could have a material adverse effect on our results of operations.

The accounting method for convertible debt securities that may be settled in cash, such as our 4.125% Convertible Senior Notes due 2018, our 4.125% Convertible Senior Notes due 2020, and our 5.00% Convertible Senior Notes due 2022, could have a material effect on our reported financial results.

Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes due 2018, our 4.125% Convertible Senior Notes due 2020, and our 5.00% Convertible Senior Notes due 2022) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and is reflected as a liability in our Consolidated Balance Sheets in an amount equal to the fair value. The equity component of the notes is included in the additional paid-in capital section of our shareholders’ equity on our Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our consolidated income statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as our 4.125% Convertible Senior Notes due 2018, our 4.125% Convertible Senior Notes due 2020, and our 5.00% Convertible Senior Notes due 2022) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share unless the conversion value of the notes exceeds their principal amount at the end of the relevant reporting period. If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, were issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 4.125% Convertible Senior Notes due 2018, which were issued in November 2013, our 4.125% Convertible Senior Notes due 2020, which were issued in connection with our acquisition of City Index, and our 5.00% Convertible Senior Notes due 2022, which were issued in August 2017, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt because of factors beyond our control. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, we have from time to time experienced third-party cyberattacks as well as unintentional errors that can damage our systems or expose sensitive information, and our information technology and infrastructure may be vulnerable to future attacks by hackers or compromised due to employee error, malfeasance or other disruptions, such as “distributed denial of service” or similar cyberattacks. Any such event could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen.

While our liability for known past events has not been material to our business, financial condition, results of operations or cash flows, any such access, disclosure or other loss of information could result in future legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations and the services we provide to customers, damage to our reputation or a loss of confidence in our products and services, any of which could adversely affect our business, financial condition, results of operations and cash flows. Although we maintain cyber risk insurance, this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.
Products linked to cryptocurrencies could expose us to technology, regulatory and financial risks.
We have recently begun offering derivative products linked to Bitcoin and other cryptocurrencies in certain jurisdictions, and intend to expand the types of products offered, the associated types of cryptocurrencies and the jurisdictions in which the products are offered. The distributed ledger technology underlying cryptocurrencies and other similar financial assets is evolving at a rapid pace and may be vulnerable to cyberattacks or have other inherent weaknesses that are not yet apparent. We may be, or may become, exposed to risks related to cryptocurrencies or other financial products that rely on distributed ledger technology through our facilitation of clients’ activities involving such financial products linked to distributed ledger technology.
There is currently no broadly accepted regulatory framework for Bitcoin or other cryptocurrencies, and the regulation of cryptocurrencies is developing and changing rapidly in the United States and other countries around the world. For example, in the United States, it is unclear whether many cryptocurrencies are “securities” under federal securities laws, and the implications for us if any of our products are linked to cryptocurrencies that are determined to be securities could be significant and adverse. In addition, some market observers have asserted that recent price increases in many cryptocurrency markets, such as that for Bitcoin, indicate the existence of a “bubble,” and if markets for any cryptocurrencies linked to our products suffer severe declines, our customers could experience significant losses and we could lose their business.
We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our business.

We rely on a combination of trademark, copyright, trade secret and unfair competition laws in the United States and other jurisdictions in which we operate to protect our proprietary technology, intellectual property rights and our brands. We do not have any patents. While we rigorously control access to our proprietary technology and enter into confidentiality and invention assignment agreements with our employees, consultants and other third parties, it is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. Such unauthorized use and infringement would undermine the competitive benefits offered by our proprietary technology and could adversely impact our business and results of operations.

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

Our customer base is primarily comprised of individual retail customers who generally trade with us for short periods. Although we offer products and tailored services designed to educate, support and retain our customers, our efforts to attract new customers or reduce the attrition rate of our existing customers may not be successful. If we are unable to maintain or increase our customer retention rates or generate a substantial number of new customers in a cost-effective manner, our business, financial condition and results of operations and cash flows would likely be adversely affected. Although we have spent significant financial resources on sales and marketing expenses and related expenses and plan to continue to do so, these efforts may not be cost-effective at attracting new customers. In particular, we believe that rates for desirable advertising and marketing placements, including online, search engine, print and television advertising, are likely to increase in the foreseeable future, and we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments. Additionally, our sales and marketing methods are subject to regulation by the Commodity Futures Trading Commission, or CFTC, and National Futures Association, or NFA, in the United States, the Financial Conduct Authority, or FCA, in the United Kingdom and by other regulators in other jurisdictions. The rules and regulations of these organizations impose specific limitations on our sales methods, advertising and marketing. If we do not achieve our advertising objectives, our profitability and growth may be materially adversely affected.

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

We may be unable to successfully execute our growth strategy.

As we continue to seek to grow our business, we intend to execute a growth strategy that involves a number of different initiatives designed to organically grow our product offering and customer base, increase operational efficiency, reduce revenue volatility and rationalize and leverage our global brands, while still selectively pursuing acquisition opportunities. We also intend to continue to expand and upgrade the reliability and scalability of our transaction processing systems, network infrastructure and other aspects of our proprietary technology. We may not be able to successfully execute all or any of these initiatives, and the results may vary from our expectations. Further, even if these initiatives are successful, we may not be able to expand and upgrade our technology systems and infrastructure to accommodate increases in our business activity in a timely manner, which could lead to operational breakdowns and delays, loss of customers, a reduction in the growth of our customer base, increased operating expenses, financial losses, increased litigation or customer claims, regulatory sanctions or increased regulatory scrutiny. In addition, we will need to continue to attract, hire and retain highly skilled and motivated executives and employees to both execute our growth strategy and to manage the resulting growth effectively.

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

In 2017, we generated approximately 72.7% of our retail segment trading volume from customers outside the United States. Expanding our business in new markets is an important part of our growth strategy. Due to certain cultural, regulatory and other challenges relevant to those markets, however, we may be at a competitive disadvantage in those regions relative to local firms or to international firms that have a well-established local presence. These challenges include:

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

As a holding company, nearly all of our funds generated from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to regulation and requirements of various regulatory bodies, including the CFTC and NFA in the United States, the FCA in the United Kingdom, the FSA, METI and MAFF in Japan, the SFC in Hong Kong, IIROC and the Ontario Securities Commission, or OSC, in Canada, MAS in Singapore, ASIC in Australia, and the CIMA in the Cayman Islands, relating to liquidity and capital standards, which may have the effect of limiting funds available for the payment of dividends to the holding company. Accordingly, if our operating subsidiaries are unable to pay us dividends and make other payments to us when needed, due to regulatory restrictions or otherwise, we may be unable to satisfy our obligations when they arise.

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

Recently, the legislative and regulatory environment in which we operate has undergone significant changes, and U.S. and foreign regulators have expressed their intention to review existing regulation in a number of areas. For example, In January 2018, the European Securities and Markets Association, or ESMA, issued a consultation paper, referred to as ESMA35-43-904. In this paper, ESMA states that it is considering the possible use of its product intervention powers under Article 40 of MiFIR to address investor protection concerning the marketing, distribution and sale of CFDs and binary options to retail investors. These proposals include the use of enhanced risk disclosures, restrictions upon the offering of promotional incentives to clients, mandatory margin close-out levels for retail clients and applying an overall cap of 30-to-1 leverage for major currency pairs and lower leverage levels for other asset classes. The FCA have indicated that any U.K. policy measures covering similar topics would take in to account such ESMA measures once finalized. In addition, the regulators in a number of European countries, such as France and Belgium, have already adopted rules and regulations that prohibit or limit offering, advertising and promoting leveraged derivative products such as CFDs, and other regulators may follow suit. In Japan, the FSA has proposed new rules that would reduce the maximum leverage that brokers can offer to 10-to-1 from the current limit of 25-to-1. In China, recent activity suggests that the Chinese government may be looking to adopt specific regulations governing trading of foreign exchange and CFD products. Our ability to expand our presence in various jurisdictions throughout the world will depend on the nature of future changes to the regulatory environment and our ability to continue to comply with evolving requirements. Any of these new regulatory developments, alone or in combination, could have a material adverse effect on our business and profitability.

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

For the year ended December 31, 2017, although a majority of our retail trading volume was attributable to customers resident in a jurisdiction where we or our white label partners are licensed, regulated or deal with customers cross-border in a manner that we believe does not require us to be regulated in that jurisdiction, a portion of our retail trading volume was attributable to customers in jurisdictions in which we or our white label partners are not currently licensed or authorized by the local government or applicable self-regulatory organization. We determine the nature and extent of services we can offer and the manner in which we conduct our business in the various jurisdictions in which we serve customers based on a variety of factors, including legal advice received from local counsel, our review of applicable U.S. and local laws and regulations and, in some cases, our discussions with local regulators. In cases in which we operate in jurisdictions based on local legal advice, we are exposed to the risk that our legal and regulatory analysis is subsequently determined by a local regulatory agency or other authority to be incorrect and that we have not been in compliance with local laws or regulations, including local licensing or authorization requirements, and to the risk that the regulatory environment in a jurisdiction may change, including in a circumstance where laws or regulations or licensing or authorization requirements that previously were not enforced become subject to enforcement.

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

Our regulators have stringent rules requiring that we maintain specific minimum levels of regulatory capital in our operating subsidiaries. In the United States, as a Futures Commission Merchant, or FCM, and a Retail Forex Exchange Dealer, or RFED, we are required to maintain adjusted net capital of $20.0 million plus 5.0% of the amount of retail customer liabilities over $10.0 million, plus 10% of all liabilities owed to eligible contract participant counterparties acting as a dealer that are not an affiliate. On a worldwide basis, as of December 31, 2017, we were required to maintain approximately $112.9 million in minimum capital in the aggregate across all jurisdictions. Regulators continue to evaluate and modify regulatory capital requirements from time to time in response to market events and to improve the stability of the international financial system. Additional revisions to this framework or new capital adequacy rules applicable to us may be proposed and ultimately adopted, which could further increase our minimum capital requirements in the future.

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

On December 22, 2017, President Trump signed into law P.L. no 115-97 “Tax Cuts and Jobs Act” which includes a broad range of tax law changes affecting businesses, including corporate tax rates, business deductions, and international tax provisions.  As the law is new and administrative tax regulations have not yet been made available with respect to many of the provisions in this new law, it is uncertain as to how these new provisions will be interpreted and applied by the Internal Revenue Service and what impact this law will have on our business.

Servicing customers via the Internet may require us to comply with the laws and regulations of each country in which we are deemed to conduct business. Failure to comply with such laws may negatively impact our financial results.

Since our services are available over the Internet in foreign countries and we have customers residing in foreign countries, foreign jurisdictions may require us to qualify to do business in their country. We believe that the number of our customers residing outside of the United States will continue to increase over time. We are required to comply with the laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to Internet services available to the residents of each country from service providers located elsewhere. For example, the Cyprus Securities and Exchange Commission recently announced that it will require any registered investment firm in Cyprus that wishes to offer products to customers offered in another country to provide evidence of its authorization to offer products in that other country. If one of our regulators were to adopt a similar requirement, we could be subject to increased regulatory compliance costs or may be required to modify our business and operations. Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction, which could have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. Our margin policy allows customers to leverage their account balances by trading notional amounts that may be significantly larger than their cash balances. We mark our customers’ accounts to market each time a price in their portfolio changes. While this allows us to closely monitor each customer’s exposure, it does not guarantee our ability to eliminate negative customer account balances prior to an adverse price change or other market events. Although we have the ability to alter our margin requirements without prior notice to our customers, this may not eliminate the risk that our access to liquidity becomes limited or market conditions, including price volatility and liquidity constraints, change faster than our ability to modify our margin requirements. Changes in market conditions or unforeseen extreme market events could result in our customers experiencing losses in excess of the funds they have deposited with us. In such an event, we may not be able to recover the negative client equity from our customers, which may result in our incurring a bad debt expense. In addition, if we cannot recover funds from our customers, we may nonetheless be required to fund positions we hold with our liquidity providers or other third parties. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure of third-party systems or third-party service and software providers upon which we rely could adversely affect our business.

We rely on certain third-party computer systems or third-party service and software providers, including trading platforms, back-office systems, Internet service providers, software development partners and communications facilities. For example, for the year ended December 31, 2017, 37.2% of our retail trading volume was derived from trades utilizing the MetaTrader platform, a third-party trading platform we license that is particularly popular in the international retail trading community. Any interruption in these third-party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find alternative systems or service providers on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Failure to maintain relationships with introducing brokers who direct new customers to us could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We have relationships with introducing brokers who direct new customers to us and provide marketing and other services for these customers. In certain jurisdictions, we are only able to provide our services through introducing brokers. For the year ended December 31, 2017, approximately 15.7% of our retail trading volume was derived from introducing brokers. Many of our relationships with introducing brokers are nonexclusive or may be terminated by the brokers on short notice. In addition, under our agreements with introducing brokers, they have no obligation to provide us with new customers or minimum levels of transaction volume. Our failure to maintain our relationships with these introducing brokers, the failure of the introducing brokers to provide us with customers or our failure to create new relationships with introducing brokers would result in a loss of revenue, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. To the extent any of our competitors offers more attractive compensation terms to one or more of our introducing brokers, we could lose the brokers’ services or be required to increase the compensation we pay to retain the brokers. In addition, we may agree to set the compensation for one or more introducing brokers at a level where, based on the transaction volume generated by customers directed to us by such brokers, it would have been more economically attractive to seek to acquire the customers directly rather than through the introducing broker.

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

Our common stock is relatively illiquid. As of March 1, 2018, we had 44,864,805 shares of common stock outstanding (excluding shares held by us as treasury stock). The average daily trading volume in our common stock during the 60 calendar days ended March 1, 2018 was approximately 1,833,780 shares. A more active public market for our common stock may not develop, which could continue to adversely affect the liquidity of our common stock and adversely affect the trading price of our common stock. Moreover, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile than that of other companies or the market as a whole. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in us at a satisfactory price.

Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions, conversion of our 4.125% Convertible Senior Notes due 2018 or our 4.125% Convertible Senior Notes due 2020 or our 5.00% Convertible Senior Notes due 2022, or otherwise.

As of December 31, 2017, we had approximately 66.4 million shares of common stock authorized but unissued. As of December 31, 2017, we have reserved an aggregate of 4.0 million shares for issuance under our equity incentive compensation plans.

In addition, our 4.125% Convertible Senior Notes due 2018, which were issued in November 2013, are convertible into shares of our common stock, although we may, at our election and subject to certain limitations, choose to settle any conversion by the payment or delivery of cash, shares of our common stock, or a combination thereof. Prior to June 1, 2018, these notes may be converted only upon the occurrence of specified events set forth in the indenture pursuant to which they were issued, while on or after June 1, 2018, holders may convert their notes at any time. During 2016 and 2017 the Company repurchased a significant portion of these Convertible Senior Notes and, as of December 31, 2017, the outstanding principal amount of the notes outstanding was $6.4 million.

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

Our 5.00% Convertible Senior Notes due 2022, which were issued in August 2017, are convertible into shares of our common stock, although we may, at our election and subject to certain limitations, choose to settle any conversion by the payment or delivery of cash, shares of our common stock, or a combination thereof. Prior to April 15, 2022, these notes may be converted only upon the occurrence of specified events set forth in indenture pursuant to which they were issued, while on or after April 15, 2022, holders may convert their notes at any time.

Any common stock that we issue, including under our 2015 Plan, 2011 Employee Stock Purchase Plan or other equity incentive plans that we may adopt in the future, or upon conversion of any of our convertible senior notes, will dilute the percentage ownership held by investors who own our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. Our retail, institutional and futures segments service customers in more than 180 countries worldwide, and we conduct business from our offices in Bedminster, New Jersey; Jersey City, New Jersey; Chicago, Illinois; Powell, Ohio; London, England; Cornwall, England; Tokyo, Japan; Sydney, Australia; Shanghai, China; Pembroke, Bermuda; Hong Kong; Dubai, U.A.E.; Zurich, Switzerland; and Singapore. Our retail segment conducts business in each of these locations, except our locations in Illinois and Ohio, which are focused primarily on our futures segment. Our institutional segment conducts business primarily from our locations in New Jersey and Bermuda, with sales functions in Europe and Asia as well. Our corporate segment is primarily located in our corporate headquarters in Bedminster, New Jersey. All of our office space was leased as of December 31, 2017.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange under the symbol “GCAP” on December 15, 2010. Prior to that date, there was no established trading market for our common stock. As of March 1, 2018, we estimate that we had approximately 72 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of underlying beneficial stockholders represented by these record holders.

The following table details the high and low closing prices for the common stock as reported by the New York Stock Exchange for the periods indicated.

	2017		2016
Quarter	High	Low	High	Low
First Quarter	$8.40	$6.62	$7.61	$6.21
Second Quarter	$8.68	$5.63	$7.03	$6.11
Third Quarter	$7.21	$6.16	$6.97	$6.15
Fourth Quarter	$10.00	$6.14	$7.01	$4.57

DIVIDEND POLICY
In October 2011, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination by our Board of Directors of the amount. Each quarter since, we have paid a $0.05 per share dividend to holders of our common stock. In November 2016, our Board of Directors approved a change in the dividend policy which increased the dividend to $0.06 per share to holders of our common stock. The latest dividend of $0.06 per share was declared on March 6, 2018 and is payable on March 30, 2018 to stockholders of record on March 27, 2018.
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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

REPURCHASES OF COMMON STOCK

During the year ended December 31, 2017, we repurchased approximately 3.8 million shares of our common stock pursuant to the terms of our approved stock repurchase plan.

			Total	Maximum Number
			Number of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	Total Number		Announced	Yet Be Purchased
	of Shares	Average Price	Plans or	Under the Plans or
Period	Purchased(1)	Paid per Share(1)	Programs(1)	Programs(1)(2)(3)
January 2017	283,436	$7.06	283,436	$22,539,824
February 2017	188,013	$7.98	188,013	$21,036,448
March 2017	140,974	$8.15	140,974	$19,884,029
April 2017	125,186	$7.58	125,186	$18,932,263
May 2017	263,238	$6.08	263,238	$17,327,119
June 2017	372,838	$5.90	372,838	$15,119,768
July 2017	190,823	$6.47	190,823	$13,880,398
August 2017	2,211,775	$6.83	88,789	$13,267,186
September 2017	—	$—	—	$13,267,186
October 2017	—	$—	—	$13,267,186
November 2017	—	$—	—	$13,267,186
December 2017	—	$—	—	$13,267,186

(1) On May 16, 2011, the Company announced that its Board of Directors approved a share repurchase plan, which authorized the expenditure of up to $10.0 million for the purchase of the Company’s common stock. On May 6, 2013, the Company announced that the Board of Directors approved to increase the total amount available for the purchase of the Company’s common stock by $15.0 million. On May 3, 2016, the Company’s Board of Directors approved to increase the total amount available for the purchase of the Company’s common stock by an additional $15.0 million, including amounts allocable to certain prior purchases made in March, April and May 2016. On November 3, 2016, the Company announced that its Board of Directors had increased the total amount available for the repurchase of the Company’s common stock under the Company’s share repurchase plan to $30.0 million.

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

STOCK PERFORMANCE GRAPH

The following performance chart assumes an investment of $100 on December 15, 2010 (the date our shares began trading on the NYSE) and compares the change at December 15, 2010 through December 31, 2017 in the market price for our common stock with the Russell 2000 Index, the NASDAQ Composite Index, and a peer group identified by us (the “Selected Peer Group Index”). The Selected Peer Group Index was selected to include publicly-traded companies engaging in one or more of our lines of business.

The Selected Peer Group Index is weighted according to the respective issuer’s stock market capitalization and is comprised of the following companies: BGC Partners, Inc., CMC Markets plc, DST Systems, Inc., E*Trade Financial Corporation, FactSet Research Systems, Inc., IG Group Holdings plc, INTL FCStone, Inc., Investment Technology Group, Inc., MarketAxess Holdings, Inc., MSCI, Inc., Plus500 Ltd., and Virtu Financial, Inc. We have updated the Selected Peer Group to remove FXCM, Inc. and Knight Capital Group, Inc., each of which was included in the Selected Peer Group in our Annual Report on Form 10-K for the year ended December 31, 2016, as FXCM is no longer a competitor in the U.S. market since the Company purchased their U.S. customers in 2017, and Knight Capital Group, Inc. was acquired and is no longer publicly traded. Additionally, we have added CMC Markets plc, IG Group Holdings plc, Plus500 Ltd., and Virtu Financial, Inc. to our Selected Peer Group Index, as they engage in one or more of our lines of business.

The comparisons in the graphs below are based on historical data and are not intended to forecast the possible future performance of our common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2017.

Number of
securities remaining
	Number of	Weighted-average	available for future
	securities to be	exercise price	issuance under
	issued upon exercise	of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,294,625	$6.25	3,980,836

ITEM 6. SELECTED FINANCIAL DATA

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements as of December 31, 2017 and 2016 and for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, included in this annual report on Form 10-K.

Our historical results of operations are not necessarily indicative of future results.

	Selected Consolidated Statement of Operations and Comprehensive Income
	(in thousands, except share and per share data)
	Year Ended December 31,
	2017	2016	2015(1)	2014	2013(1)
Consolidated Statement of Operations and Comprehensive Income Data:
Net revenue	$308,624	$411,825	$435,347	$369,189	$267,691
Total operating expense	$308,946	$354,162	$417,698	$317,592	$222,968
(Loss)/income before income tax (benefit)/expense	$(17,087)	$47,242	$8,427	$45,450	$45,490
Net (loss)/income applicable to GAIN Capital Holdings, Inc.	$(11,195)	$35,272	$10,279	$24,877	$28,107
(Loss)/earnings per common share:
Basic	$(0.20)	$0.67	$0.22	$0.56	$0.76
Diluted	$(0.20)	$0.67	$0.22	$0.53	$0.71
Weighted average common shares outstanding used in computing (loss)/earnings per common share
Basic	46,740,097	48,588,917	47,601,979	40,561,644	36,551,246
Diluted	46,740,097	48,785,674	48,379,051	43,214,895	39,632,878
Cash dividends per share	$0.24	$0.21	$0.20	$0.20	$0.20

	Selected Consolidated Balance Sheet
	(in thousands unless otherwise stated)
	Year Ended December 31,
	2017	2016	2015(1)	2014	2013(1)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$209,688	$234,760	$171,888	$139,351	$39,871
Cash and securities held for customers	$978,828	$945,468	$920,621	$759,559	$739,318
Receivables from brokers	$78,503	$61,096	$121,153	$134,908	$227,630
Total assets	$1,448,647	$1,430,084	$1,424,559	$1,183,301	$1,112,560
Payables to customers	$978,828	$945,468	$920,621	$759,559	$739,318
Convertible senior notes	$132,221	$124,769	$121,740	$68,367	$65,360
Total shareholders' equity	$285,748	$294,182	$306,084	$249,920	$226,723

(1)
There were material business combinations that occurred in 2013 and 2015, respectively, which impacted the comparability of the amounts shown above. Please refer to Note 10 to our audited consolidated financial statements for further discussion.

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

As a global provider of online trading services, our results of operations are impacted by a number of external market factors, including market volatility and transaction volumes, competition, the regulatory environment in the various jurisdictions and markets in which we operate and the financial condition of the retail and institutional customers to whom we provide our services. These factors are not the only factors that impacted our results of operations for the most recent fiscal period, and additional or other factors may impact, or have different degrees of impact, on our results of operations in future periods. Please see “Item 1A. Risk Factors” for a discussion of other factors that may impact our business.

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

Our financial performance throughout 2017 reflects the effects of the lowest market volatility levels experienced over the past decade; with the trend one of generally decreasing volatility throughout the year and the lowest levels occurring in the fourth quarter of 2017. Despite the macro pressure on our business, we saw pockets of growth, particularly in direct client assets and our ECN platform, which has been taking market share and increasing trading volume.

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

Regulatory Environment
The major global regulatory overhaul of financial markets which occurred following the financial crisis in 2008 has generally continued in the various jurisdictions in which we operate. Early examples of such overhaul in the United States included passage of he Dodd-Frank Act and various related amendments to the Commodity Exchange Act. In December 2016, the FCA issued a consultation paper, referred to as CP16/40, that included a number of proposed changes to the regulatory requirements relating to companies, such as GCUK2, that offer CFDs and spread bets. These proposed requirements included enhanced risk disclosures, a ban on offering account bonuses or similar promotional incentives to clients, mandatory margin close-out levels for retail clients and limitations on the leverage that may be offered to clients, with the limitations varying based on whether the clients are classified as experienced or inexperienced using criteria identified by the FCA. In June 2017, the FCA stated that any further action would be delayed pending action by the European Securities and Markets Authority, which has been reviewing the regulation of CFDs by various European regulators for several years.

In January 2018, ESMA issued a consultation paper, referred to as ESMA35-43-904. In this paper, ESMA has stated that it is considering the possible use of its new product intervention powers under Article 40 of MiFIR to address investor protection concerning the marketing, distribution and sale of CFDs and binary options to retail investors. These proposals are similar to those issued by the FCA and include the use of enhanced risk disclosures, restrictions upon the offering of promotional incentives to clients, mandatory margin close-out levels for retail clients and varying limitations on the opening leverage that may be offered to clients; including an overall cap of 30 to 1 leverage for major foreign currency pairs and lower leverage levels for other asset classes. The FCA has indicated that any U.K. policy measures would take in to account such ESMA measures once finalized. The comment period for ESMA’s consultation expired in February 2018 and we cannot currently predict which, if any, of the proposed changes will be implemented. If ESMA's proposals are enacted as proposed, or similar measures are adopted, they will apply across Europe, including to our U.K. operations. The restrictions on leverage are expected to have a material effect on our clients' trading patterns and could have a material adverse effect on or results of operations and financial condition.

Similarly, the Japanese Financial Services Authority has proposed lowering permitted leverage for foreign currency and CFD's offered to retail investors in Japan to a maximum of 10 to 1. If adopted, our Japanese clients trading pattern may change significantly and the results of operations from our Japanese business may be materially adversely affected. As a result of regulatory change, we may be required to change our business strategy, including the nature of the products that we offer, the target market for our products or our overall strategy toward one or more geographic markets.

Part of our growth strategy is to enter new markets, and as we do so we will become subject to regulation in those markets. Complying with different regulatory regimes in multiple markets is expensive, and in many markets the regulatory environment is unclear and evolving.

FXCM Asset Acquisition

On February 7, 2017, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Forex Capital Markets L.L.C. (“FXCM"). Pursuant to the terms of the Purchase Agreement, FXCM transferred substantially all of its U.S.-domiciled customer accounts to us effective as of February 24, 2017. In consideration of the transfer of these accounts, we agreed to pay FXCM, without duplication:

•	$500 per account for each transferred account that first executes a new trade with GAIN during the 76-day period immediately following the closing of the account transfer (the “Initial Period”); and

•
$250 per account for each transferred account that (i) did not execute a new trade with GAIN during the Initial Period and (ii) executes a new trade with GAIN during the 77-day period immediately following the last day of the Initial Period.

We paid $7.2 million to FXCM as consideration for the purchased accounts for the twelve months ended December 31, 2017, which was capitalized and included as an intangible asset to be amortized on a straight line basis over its two year useful life.

Credit Facility

On August 3, 2017, we entered into a Credit Agreement (the “Credit Agreement”), with Barclays Bank PLC (“Barclays”), as Administrative Agent, Collateral Agent, Arranger and Documentation Agent, Sterling National Bank as Joint Bookrunner (“Sterling”), and the other lenders from time to time party thereto (together with Barclays and Sterling, the “Lenders”).

The Credit Agreement provides for a U.S. $50.0 million senior secured first lien revolving credit facility (the “Facility”), to be made available upon certain terms and conditions described below. Upon our request, the Facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. Each Lender has the absolute discretion to provide all or any part of the requested increase, or to decline to participate in the increase. Amounts available under the Facility may be borrowed, repaid and reborrowed on and after the closing date until the third anniversary of the closing date (the “Maturity Date”). All amounts outstanding under the Facility will initially bear interest, at our option, at a rate per annum equal to (i) the “Cost of

Funds Rate” or, if applicable, “Base Rate” plus 1.75% per annum, or (ii) “LIBOR Rate” plus 2.75% per annum, in each case as such terms are defined in the Credit Agreement. Beginning on the date on which we deliver to the Lenders financial statements for the first full fiscal quarter after the closing date, the applicable margin for the Facility will be determined on a sliding scale based on our Consolidated Gross Leverage Ratio (as defined in the Facility). As of December 31, 2017 the interest rate is 6.25%.

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

In addition to other events of default that are customary for transactions and facilities of this type (subject to applicable grace periods and materiality standards).

Convertible Notes

On August 22, 2017, we issued $92.0 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2022, which amount includes the exercise in full of the over-allotment option granted to the initial purchasers of the notes, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at a fixed rate of 5.00% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2018. The notes are convertible into cash, shares of our common stock, or a combination thereof, at our election. The notes will mature on August 15, 2022, unless earlier converted, redeemed or repurchased. We may not redeem the notes prior to August 15, 2020. The net proceeds from the offering of these notes were approximately $88.4 million, after deducting discounts to the initial purchasers and offering expenses payable by the Company.

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

Retail Revenue
Retail revenue is our largest source of revenue. Retail revenue is principally comprised of trading revenue from our retail segment.

Trading revenue in our retail segment is generated by forex products and non-forex products, including spot forex, precious metals, spread bets and CFDs on commodities, indices, individual equities and interest rate products, as well as OTC options on forex.

We generate revenue in our retail segment in two ways: (1) trading revenue from our market making activities for OTC products, earned principally from the bid/offer spread we offer our customers and fees, including financing charges for positions held overnight, commissions on equity CFD trades, and other account related fees and (2) any net gains and losses generated through changes in the market value of the currencies and other products held in our net exposure.

Retail revenue represented 74.9% and 80.3% of our total net revenue for the year ended December 31, 2017 and 2016, respectively.

For the year ended December 31, 2017, approximately 97% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, which is substantially similar to our average daily retail trading volume hedged of approximately 98% and 98% in 2016 and 2015, respectively. The remaining 3%, 2%, and 2% of our average daily retail trading volume in 2017, 2016 and 2015, respectively, consisted of our net exposure.

We manage our net exposure by applying position and exposure limits established under our risk-management policies and by continuous, active monitoring by our trading and risk teams. Based on our risk management policies and procedures, over time a portion of our net exposure may be hedged with our liquidity providers. Although we do not actively initiate proprietary market positions in anticipation of future movements in the relative prices of the products we offer, through our net exposure we are likely to have open positions in various products at any given time. In the event of unfavorable market movements, we may experience losses on such positions. Please refer to “Item 1. Business” under heading Sophisticated risk management for further details regarding our risk management policies for the retail segment.

In 2015 and earlier periods, we had a retail sales trader business which provided high-touch trading services and execution to high net worth customers. We primarily earned commissions on this trade flow, which we typically hedged fully. In the latter part of 2015, our sales trader business was restructured and integrated into the rest of the retail segment.

Institutional Revenue
Institutional revenue consists of revenue from our GTX business, which provides a proprietary ECN trading platform and sales and trading services, principally to institutional customers. Revenue from our GTX business is generated primarily through commissions or commission-equivalents for trades executed on the GTX platform. We act as an agent for the trades executed on the GTX platform and, therefore, do not assume any market or credit risk in connection with those transactions. Our institutional revenue includes revenue generated by intercompany transactions with other segments/affiliates that are eliminated when calculating our consolidated net revenue. This intercompany revenue totaled approximately $0.8 million and $1.2 million for the year ended December 31, 2017 and 2016, respectively.

Futures Revenue
Futures revenue comprises primarily commissions earned on futures and futures options trades. We act as an agent for the trades executed in our futures segment and are not exposed to market risk in connection with that activity.

Other Revenue
Other revenue primarily comprises foreign currency translation gains and losses, as well as inactivity fees. During the twelve months ended December 31, 2015, corporate and other revenue also included a $6.7 million adjustment to the contingent consideration related to our Trade Facts acquisition. In December 2015, we entered into an agreement with the former owners of Trade Facts to satisfy all remaining obligations under the contingent earn-out arrangement for a one-time payment of $1.5 million, which was paid in early 2016.

Net Interest Revenue
Net interest revenue/expense consists primarily of the revenue generated by our cash and customer cash held by us at banks and on deposit as collateral with our liquidity providers, less interest paid to our customers.

Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term United States government securities, treasury bills, and other money market instruments. Interest paid to customers varies primarily due to the net value of a customer account. A customer’s net account value equals cash on deposit plus the mark-to-market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $4.9 million for the year ended December 31, 2017, compared to net interest revenue of $1.1 million for the year ended December 31, 2016.

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

Referral Fees
Referral fees consist of compensation paid to our white label partners and introducing brokers. We generally provide white label partners with the platform, systems, and back-office services necessary for them to offer trading services to their customers. Introducing brokers identify and direct customers to us. Referral fees expense also includes payments made to affiliates for referring customer to us.

Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from the customers that they have introduced. Our indirect business accounted for 33.3%, 43.5%, 48.4% of retail trading volume in the years ended December 31, 2017, 2016 and 2015, respectively. The decline in indirect volume was due to our focus on expanding our direct business, efforts to optimize our indirect channel, as well as an increase in direct volume as a result of our acquisition of FXCM’s U.S.-domiciled customer accounts.

Trading Expenses
Trading expenses consist of exchange fees paid to exchanges and other third-parties for exchange market data that we provide to our customers or use to create our own derived data products, as well as fees for news services and fees paid to prime brokers in connection with our institutional and futures segments.

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

Purchased Intangible Amortization
Purchased intangible amortization consists of amortization related to intangible assets we acquired in connection with our acquisitions. The principal intangible assets acquired were technology, customer relationships and a non-compete agreement. These intangible assets have useful lives ranging from one year to ten years.

Communications and Technology
Communications and technology consists of communications fees, data fees, product development, software and maintenance expenses.

Bad Debt Provision
Bad debt provision represents the amounts estimated for the uncollectibility of certain outstanding balances during the period.

Restructuring Expenses
In 2016 and 2015 we incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with FASB ASC 420 Exit or Disposal Cost Obligations and ASC 712 Compensation - Nonretirement Postemployment Benefits.

Acquisition Expenses
In 2015 we incurred acquisition-related expenses, which included professional services costs, such as legal, accounting, valuation and other costs specified in FASB ASC 805. These costs are expensed as incurred.

Integration Expenses
In 2016 and 2015 we incurred integration expenses, which are acquisition-related costs that are incurred while integrating an acquired company into the consolidated group. These costs include retention bonuses paid to employees and the cost of retiring redundant assets.

Legal Settlement
On April 28, 2016, we entered into a settlement agreement with the claimants in the Cameron Farley Ltd. matter. Please refer to Note 16 to our audited consolidated financial statements for more detail. Pursuant to the terms of the settlement agreement, we agreed to make a one-time settlement payment in exchange for a full and final settlement of all claims. The settlement amount, net of insurance recoveries, totaled approximately $9.2 million.

Impairment of Investment
In 2017 we recognized an impairment expense due to an impairment of a small equity method investment.

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

Free Cash Available
Free cash available is a non-GAAP financial measure and consists of our Cash and cash equivalents, plus our Receivables from banks and brokers, plus revolving credit facility, less the minimum regulatory capital requirements applicable to our business. We use this non-GAAP measure to evaluate our ability to fund growth in our business.

Adjusted Net Income and Adjusted Earnings Per Share
Adjusted net income is a non-GAAP financial measure and represents our net income excluding restructuring, acquisition and integration expenses, which include deal-related acquisition costs, such as legal, accounting and valuation expenses, accelerated amortization of trading platforms, loss on extinguishment of debt, loss on impairment of investments and other expenses incurred in connection with, or as a result of, merger and acquisition transactions. In addition, adjusted net income excludes the adjustment to the fair value of consideration from the Trade Facts acquisition and the bad debt expense related to the Swiss National Bank event in January 2015 and costs incurred in 2017 related fees paid for the Company’s operational strategy review. We exclude these items from our adjusted net income and adjusted earnings per share, because we view these as transactions that are not part of our core operations, which we believe to be the most meaningful indicators of the Company’s performance.

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

Reconciliation of Non-GAAP Financial Measures

For a reconciliation of free cash available to Cash and cash equivalents, please refer to the “Liquidity and Capital Resources” section below. The following table provides a reconciliation of GAAP net income to adjusted net income and adjusted earnings per common share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net (loss)/income applicable to GAIN Capital Holdings, Inc.	$(11,195)	$35,272	$10,279
Income tax (benefit)/expense	(6,855)	9,768	(3,512)
Equity in net loss of affiliate	343	62	—
Non-controlling interest	620	2,140	1,660
Pre-tax (loss)/income	(17,087)	47,242	8,427
Adjustments:
Acquisition expense	—	—	2,819
Restructuring	—	1,041	3,482
Integration	—	2,788	33,092
Other items(1)	6,391	—	—
Adjustment to fair value of contingent consideration	—	—	(6,722)
Legal settlement	—	9,205	—
Bad debt related to SNB event in January 2015	—	—	2,500
Total adjustments	6,391	13,034	35,171
Adjusted pre-tax (loss)/income	(10,696)	60,276	43,598
Normalized income tax	2,246	(12,998)	(7,653)
Equity in net loss of affiliate	(343)	(62)	—
Non-controlling interest	(620)	(2,140)	(1,660)
Adjusted net (loss)/income (non-GAAP)	$(9,413)	$45,076	$34,285

Adjusted (loss)/earnings per common share (non-GAAP):
Basic	$(0.20)	$0.93	$0.72
Diluted	$(0.20)	$0.92	$0.71
(1) Other items include impairment of investment ($620), loss on extinguishment of debt ($4,944), and other corporate expenses ($827).

Operating Metrics

In addition to the financial measures discussed above, we review various key operating metrics, which are described below, to evaluate the performance of our businesses.

	Key Operating Metrics
	(Unaudited)
	Year Ended December 31,
	2017	2016	2015	2014	2013
Retail
OTC Trading Volume (billions)	$2,473.6	$2,822.0	$3,985.8	$2,430.5	$1,796.7
OTC Average Daily Volume (billions)	$9.6	$10.9	$15.4	$9.4	$6.9
Active OTC Accounts (1) (2)	132,262	126,528	142,836	91,328	93,143
Client Assets (millions)	$749.6	$599.5	$675.6	$563.2	$592.9

Institutional
ECN Volume (billions)	$2,979.6	$2,180.7	$1,865.1	$1,498.6	$1,127.9
ECN Average Daily Volume (billions)	$11.5	$8.4	$7.2	$5.8	$4.3
Swap Dealer Volume (billions)	$720.5	$779.4	$806.8	$1,685.1	1,471.7
Swap Dealer Average Daily Volume (billions)	$2.8	$3.0	$3.1	$6.5	5.7

Futures
Number of Futures Contracts (3)	6,857,870	8,304,376	8,623,392	7,027,008	5,386,383
Futures Average Daily Contracts	27,322	32,954	34,356	28,108	21,460
Active Futures Accounts (1)	7,838	8,368	8,668	8,184	7,064
Client Assets (millions)	$229.2	$346.0	$245.0	$196.4	$146.4

(1)	Represents accounts which executed a transaction over the last 12 months.

(2)	We have updated our historical active account disclosures to reflect a change in definition for certain accounts.

(3)	Futures contracts represent the total number of contracts transacted by customers of our futures business.

OTC Trading Volume
OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by customers in our retail segment. Approximately 40.1% of our overall customer trading volume in retail and institutional for the year ended December 31, 2017 was generated in our retail segment, compared to 48.8% for the year ended December 31, 2016.

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

Institutional Volume
Approximately 59.9% and 51.2% of our overall customer trading volume in retail and institutional for the years ended December 31, 2017 and 2016, respectively, was generated in our institutional segment.

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

Results of Operations

Our segment reporting structure includes three operating segments (retail, institutional, and futures). These operating segments are discussed in more detail below. We also report information relating to general corporate services in a fourth component, corporate and other. Please refer to Notes 1 and 21 to our audited consolidated financial statements for additional information.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue (amounts in thousands)

	Year Ended December 31,
	2017	2016	$ Change	% Change
REVENUE:
Retail revenue	$231,100	$330,744	$(99,644)	(30.1)%
Institutional revenue	30,136	29,030	1,106	3.8%
Futures revenue	37,964	47,430	(9,466)	(20.0)%
Other revenue	4,478	3,504	974	27.8%
Total non-interest revenue	303,678	410,708	(107,030)	(26.1)%
Interest revenue	5,829	1,669	4,160	249.3%
Interest expense	883	552	331	60.0%
Total net interest revenue	4,946	1,117	3,829	342.8%
Net revenue	$308,624	$411,825	$(103,201)	(25.1)%

The decrease in retail revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a decrease in volume related to indirect customers and overall revenue capture compared to the prior year, primarily due to historically low levels of market volatility.

The increase in institutional revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to an increase in volume from the GTX platform, driven by high frequency traders.

The decrease in futures revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a decrease in volume across all futures customer types.

The increase in other revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to changes in foreign currency revaluations, partially offset by a decrease in data fees relating to dormant customer accounts.

Expenses (amounts in thousands)

	Year Ended December 31,
	2017	2016	$ Change	% Change
Employee compensation and benefits	$95,218	$101,904	$(6,686)	(6.6)%
Selling and marketing	31,200	28,742	2,458	8.6%
Referral fees	53,671	70,752	(17,081)	(24.1)%
Trading expenses	29,041	31,159	(2,118)	(6.8)%
General and administrative	45,727	55,036	(9,309)	(16.9)%
Depreciation and amortization	17,907	13,905	4,002	28.8%
Purchased intangible amortization	16,110	15,016	1,094	7.3%
Communications and technology	19,699	20,460	(761)	(3.7)%
Bad debt provision	(247)	4,154	(4,401)	(105.9)%
Restructuring expenses	—	1,041	(1,041)	(100.0)%
Integration expenses	—	2,788	(2,788)	(100.0)%
Legal settlement	—	9,205	(9,205)	(100.0)%
Impairment of investment	620	—	620	100.0%
Total operating expense	308,946	354,162	(45,216)	(12.8)%
OPERATING (LOSS)/PROFIT	(322)	57,663	(57,985)	(100.6)%
Interest expense on long term borrowings	11,821	10,421	1,400	13.4%
Loss on extinguishment of debt	4,944	—	4,944	100.0%
(LOSS)/INCOME BEFORE INCOME TAX (BENEFIT)/EXPENSE	(17,087)	47,242	(64,329)	(136.2)%
Income tax (benefit)/expense	$(6,855)	$9,768	$(16,623)	(170.2)%

The decrease in employee compensation and benefits for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a reduction in commission-based payments as a result of the decrease in volume and changes in methodology for calculating certain employee commissions for the period ended December 31, 2017.

The increase in selling and marketing expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to increases in marketing expenditures for our retail segment to support our organic growth strategy during the year ended December 31, 2017.

The decrease in referral fees for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the decrease in indirect volume during the year ended December 31, 2017 as part of ongoing partner optimization.

The decrease in trading expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a decrease in clearing fees and market data payments in line with the decrease in volume.

The decrease in general and administrative expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a reduction in vendor payments, specifically in audit fees and regulatory assessments, and a reduction in rent due to renegotiation or extension of leased facilities, as well as a reduction in banking fees.

The decrease in communications and technology expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a decrease in spending on third-party services during the year ended December 31, 2017 as part of our ongoing cost saving plan.

The decrease in bad debt provision for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to large recoveries from 2015 and 2016 debtors offset by minimal bad debt incurred within the year.

On April 28, 2016, we entered into a settlement agreement with the claimants in the Cameron Farley Ltd. matter. Pursuant to the terms of the settlement agreement, we agreed to make a one-time settlement payment in exchange for a full and final settlement of all claims. The settlement amount, net of insurance recoveries, totaled approximately $9.2 million.

The increase in impairment of investment for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to an impairment of a small equity method investment.

During the third quarter of 2017, we repurchased $71.8 million in principal amount of our 4.125% Convertible Senior Notes due 2018 using a portion of the net proceeds of the offering of our 5.00% Convertible Senior Notes due 2022. As a result, we recognized a debt extinguishment loss of $4.9 million for the year ended December 31, 2017.

Income tax expense for the year ended December 31, 2017 decreased $16.6 million, with a tax benefit of $6.9 million compared to a tax expense of $9.8 million in the year ended December 31, 2016. Our effective tax rate for the year ended December 31, 2017 was 40.1%, compared to an effective tax rate of 20.7% for the year ended December 31, 2016. The increase in effective tax rate was primarily due to a change in the mix of earnings from different foreign jurisdictions, the impact of the release of income tax contingency reserves, as well as changes due to the Tax Cuts and Jobs Act. Please refer to Note 18 to our audited consolidated financial statements for more detail.

Segment Results - Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Retail Segment (amounts in thousands)

	Year Ended December 31,
	2017	2016	$ Change	% Change
Net revenue	$237,418	$336,353	$(98,935)	(29.4)%

Employee compensation and benefits	60,887	62,423	(1,536)	(2.5)%
Selling and marketing	29,929	27,666	2,263	8.2%
Referral fees	39,711	55,080	(15,369)	(27.9)%
Other operating expenses	61,735	75,488	(13,753)	(18.2)%
Segment profit	$45,156	$115,696	$(70,540)	(61.0)%

The decrease in retail segment net revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a decrease in volume related to indirect customers with revenue capture trailing the prior year, primarily due to historically low levels of volatility.

The decrease in employee compensation and benefits expenses for the retail segment for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a reduction in our annual employee incentive compensation costs based on the decrease in our results for the year ended December 31, 2017.

The increase in selling and marketing expense for the retail segment for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to an increase in marketing expenditures to support our organic growth strategy during the year ended December 31, 2017.

The decrease in referral fees for the retail segment for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the decrease in indirect volume for the year ended December 31, 2017 as part of ongoing partner optimization.

The decrease in other operating expenses for the retail segment for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a reduction in bank charges and UK trading expenses, as well as a reduction in bad debt related to large recoveries from 2015 and 2016 debtors, offset by minimal bad debt incurred in 2017.

Other operating expenses for the retail segment include general and administrative expenses, communication and technology expenses, trading expenses, and bad debt.

Institutional Segment (amounts in thousands)

	Year Ended December 31,
	2017	2016	$ Change	% Change
Net revenue	$31,155	$30,219	$936	3.1%

Employee compensation and benefits	13,887	14,424	(537)	(3.7)%
Selling and marketing	86	103	(17)	(16.5)%
Other operating expenses	12,274	10,342	1,932	18.7%
Segment profit	$4,908	$5,350	$(442)	(8.3)%

The increase in institutional segment net revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to an increase in volume from the ECN platform, driven by high frequency traders.

The decrease in employee compensation and benefits expenses for the institutional segment for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a decrease in commissions and sales bonuses paid to employees as a result of changes to some commission schemes.

Selling and marketing expenses for the institutional segment remained relatively flat for the year ended December 31, 2017 compared to the year ended December 31, 2016.

The increase in other operating expenses for the institutional segment for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to increased fees charged by our clearing firms as a result of the increase in trading volume.

Other operating expenses from the institutional segment include general and administrative expenses, communication and technology expenses, trading expenses, and bad debt.

Futures Segment (amounts in thousands)

	Year Ended December 31,
	2017	2016	$ Change	% Change
Net revenue	$40,291	$48,084	$(7,793)	(16.2)%

Employee compensation and benefits	9,387	11,967	(2,580)	(21.6)%
Selling and marketing	786	972	(186)	(19.1)%
Referral fees	13,960	15,672	(1,712)	(10.9)%
Other operating expenses	12,931	14,769	(1,838)	(12.4)%
Segment profit	$3,227	$4,704	$(1,477)	(31.4)%

The decrease in futures segment net revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a decrease in volume across all customer types.

The decrease in employee compensation and benefits expenses for the futures segment for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to lower commissions paid to employees as a result of the decrease in trading volume and related revenue.

Selling and marketing expenses for the futures segment remained relatively flat for the year ended December 31, 2017 compared to the year ended December 31, 2016.

The decrease in referral fees for the futures segment for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the decrease in trading volume.

The decrease in other operating expenses for the futures segment for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a decrease in charges from our clearing brokers due to the decrease in trading volume.

Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses, and trading expenses, and bad debt.

Corporate and Other (amounts in thousands)

	Year Ended December 31,
	2017	2016	$ Change	% Change
Other revenue	$(240)	$(2,831)	$2,591	(91.5)%

Employee compensation and benefits	11,057	13,090	(2,033)	(15.5)%
Selling and marketing	399	1	398	NM
Other operating expenses	6,453	10,210	(3,757)	(36.8)%
Loss	$(18,149)	$(26,132)	$7,983	(30.5)%

The increase in corporate and other revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to changes in foreign currency revaluations.

The decrease in employee compensation and benefits expenses for employees not attributed to any of our operating segments, such as our executive officers, for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a reduction in our annual employee incentive compensation costs based on the decrease in results for the year ended December 31, 2017.

The increase in selling and marketing expenses not attributed to any of our operating segments for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily related to marketing for the Company’s payments service offering.

The decrease in other operating expenses not attributed to any of our operating segments for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a reduction in corporate related insurance costs, temporary staffing costs, vendor payments and a reduction in rent payments due to renegotiation or extension of leased facilities as part of our ongoing cost saving plan.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue (amounts in thousands)

	Year Ended December 31,
	2016	2015	$ Change	% Change
REVENUE:
Retail revenue	$330,744	$347,489	$(16,745)	(4.8)%
Institutional revenue	29,030	33,773	(4,743)	(14.0)%
Futures revenue	47,430	45,427	2,003	4.4%
Other revenue	3,504	8,487	(4,983)	(58.7)%
Total non-interest revenue	410,708	435,176	(24,468)	(5.6)%
Interest revenue	1,669	1,220	449	36.8%
Interest expense	552	1,049	(497)	(47.4)%
Total net interest revenue	1,117	171	946	553.2%
Net revenue	$411,825	$435,347	$(23,522)	(5.4)%

The decrease in retail net revenue for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in trading volume.

The decrease in institutional revenue for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in volume in our non-platform institutional trading services and a shift in the mix of trading volume on our GTX platform reflecting an increased percentage of lower revenue-per-contract transactions, partially offset by an increase in ECN trading volume.

The increase in futures revenue for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to an increase in revenue per traded contract during the year.

The decrease in other revenue for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to an adjustment to the recorded amount of contingent consideration relating to our Trade Facts acquisition in 2015, partially offset by an increase in foreign currency revaluation.

Expenses (amounts in thousands)

	Year Ended December 31,
	2016	2015	$ Change	% Change
Employee compensation and benefits	$101,904	$106,581	$(4,677)	(4.4)%
Selling and marketing	28,742	27,168	1,574	5.8%
Referral fees	70,752	103,523	(32,771)	(31.7)%
Trading expenses	31,159	31,914	(755)	(2.4)%
General and administrative	55,036	55,067	(31)	(0.1)%
Depreciation and amortization	13,905	11,111	2,794	25.1%
Purchased intangible amortization	15,016	16,550	(1,534)	(9.3)%
Communications and technology	20,460	18,929	1,531	8.1%
Bad debt provision	4,154	7,462	(3,308)	(44.3)%
Acquisition expenses	—	2,819	(2,819)	(100.0)%
Restructuring expenses	1,041	3,482	(2,441)	(70.1)%
Integration expenses	2,788	33,092	(30,304)	(91.6)%
Legal settlement	9,205	—	9,205	100.0%
Total operating expense	354,162	417,698	(63,536)	(15.2)%
OPERATING PROFIT	57,663	17,649	40,014	226.7%
Interest expense on long term borrowings	10,421	9,222	1,199	13.0%
INCOME BEFORE INCOME TAX EXPENSE/(BENEFIT)	47,242	8,427	38,815	460.6%
Income tax expense/(benefit)	$9,768	$(3,512)	$13,280	(378.1)%

The decrease in employee compensation and benefits expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the effects of restructuring actions taken in 2015 to reduce headcount following the City Index acquisition.

The increase in selling and marketing expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to increased costs to support our retail brands during the fourth quarter of 2016, partially offset by a reduction in marketing spend in the first three quarters of 2016 while we focused on integration activities.

The decrease in referral fees for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to our focus on terminating unprofitable partner relationships and, to a lesser extent, renegotiating ongoing partner agreements to more favorable terms.

The decrease in trading expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the full-year effect of the wind down of our sales trader business, which was integrated into our retail segment during the course of 2015.

General and administrative expenses remained relatively flat for the year ended December 31, 2016 compared to the year ended December 31, 2015.

The increase in depreciation and amortization for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the depreciation of property and equipment acquired in the City Index acquisition in the second quarter of 2015.

The decrease in purchased intangible amortization for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the full amortization of the GFT acquisition in the fourth quarter of 2015, partially offset by the amortization of intangible assets acquired as part of the City Index transaction.

The increase in communications and technology expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the inclusion of a full year of communication and technology expenses acquired as part of the City Index transaction in 2015.

The decrease in bad debt provision for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the $2.5 million in bad debt which arose in connection with the Swiss National Bank in January 2015.

The decrease in acquisition expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 was due to a lack of acquisition expenses for the year ended December 31, 2016 compared to the $2.8 million of acquisition expenses for the year ended December 31, 2015, which arose primarily in connection with the City Index transaction. Acquisition expenses are costs directly attributable to acquisitions, including legal, accounting and other professional advisory fees.

The decrease in restructuring expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the wind down of our restructuring activities from the integration of City Index. Restructuring expenses include severance payments and related expenses that arose in connection with headcount reduction relating to our ongoing integration of City Index.

The decrease in integration expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the wind down of our restructuring activities from the integration of City Index. In the year ended December 31, 2016, these expenses consisted of acquisition-related activity, primarily the accelerated amortization of intangible and other assets made redundant as a result of the City Index acquisition, employee relocation costs and retention payments to employees. In the year ended December 31, 2015, these expenses included the accelerated amortization of the trading platform acquired in the GFT transaction which was retired following our acquisition of City Index.

On April 28, 2016, we entered into a settlement agreement with the claimants in the Cameron Farley Ltd. matter, discussed above in “Part 1 - Financial Information - Item 3. Legal Proceedings”. Pursuant to the terms of the settlement agreement, we agreed to make a one-time settlement payment in exchange for a full and final settlement of all claims. The settlement amount, net of insurance recoveries, totaled approximately $9.2 million.

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

Income tax expense increased $13.3 million, resulting in a tax expense of $9.8 million for the year ended December 31, 2016, compared to income tax benefit of $3.5 million for the year ended December 31, 2015. Our effective tax rate in the year ended December 31, 2016 was 20.7% compared to an effective tax rate of (41.7)% in the year ended December 31, 2015. The increase in effective tax rate for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a change in the mix of earnings from different foreign jurisdictions. Please refer to Note 18 to our audited consolidated financial statements for more detail.

Segment Results - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Retail Segment (amounts in thousands)

	Year Ended December 31,
	2016	2015	$ Change	% Change
Net revenue	$336,353	$351,472	$(15,119)	(4.3)%

Employee compensation and benefits	62,423	67,515	(5,092)	(7.5)%
Selling and marketing	27,666	26,129	1,537	5.9%
Referral fees	55,080	87,175	(32,095)	(36.8)%
Other operating expenses	75,488	76,301	(813)	(1.1)%
Segment profit	$115,696	$94,352	$21,344	22.6%

The decrease in retail segment net revenue for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in trading volume, partially offset by an increase in revenue per million.

The decrease in employee compensation and benefits expenses for the retail segment for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a reduction in our annual employee incentive compensation costs, as well as the headcount reductions effected in the third and fourth quarters of 2015.

The increase in selling and marketing expenses for the retail segment for the retail segment for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to increased costs to support the retail brands during the fourth quarter of 2016, partially offset by a reduction in marketing spend in the first three quarters of 2016 while we focused on integration activities.

The decrease in referral fees for the retail segment for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to our focus on terminating unprofitable partner relationships and, to a lesser extent, renegotiating ongoing partner agreements to more favorable terms.

The decrease in other operating expenses for the retail segment for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in U.K. regulatory fees, partially offset by an increase in audit fees for the year ended December 31, 2016.

Other operating expenses for the retail segment include general and administrative expenses, communication and technology expenses, and trading expenses.

Institutional Segment (amounts in thousands)

	Year Ended December 31,
	2016	2015	$ Change	% Change
Net revenue	$30,219	$35,072	$(4,853)	(13.8)%

Employee compensation and benefits	14,424	15,305	(881)	(5.8)%
Selling and marketing	103	138	(35)	(25.4)%
Other operating expenses	10,342	9,573	769	8.0%
Segment profit	$5,350	$10,056	$(4,706)	(46.8)%

The decrease in institutional segment net revenue for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in volume in our non-platform institutional trading services and a shift in the mix of trading volume on our GTX platform reflecting an increased percentage of lower revenue-per-contract transactions, partially offset by an increase in ECN trading volume.

The decrease in employee compensation and benefits expenses for the institutional segment for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in commissions paid to employees as a result of the decrease in revenue.

Selling and marketing expenses for the institutional segment remained relatively flat for the year ended December 31, 2016 compared to the year ended December 31, 2015.

The increase in other operating expenses for the institutional segment for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the mix of trading fees paid to third parties for the year ended December 31, 2016, compared to the prior year.

Other operating expenses from the institutional segment include general and administrative expenses, communication and technology expenses, and trading expenses.

Futures Segment (amounts in thousands)

	Year Ended December 31,
	2016	2015	$ Change	% Change
Net revenue	$48,084	$45,797	$2,287	5.0%

Employee compensation and benefits	11,967	10,634	1,333	12.5%
Selling and marketing	972	901	71	7.9%
Referral fees	15,672	16,348	(676)	(4.1)%
Other operating expenses	14,769	13,960	809	5.8%
Segment profit	$4,704	$3,954	$750	19.0%

The increase in futures segment net revenue for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to an increase in revenue per traded contract in 2016.

The increase in employee compensation and benefits expenses for the futures segment for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to additional commissions paid to employees as a result of the increase in revenue.

Selling and marketing expenses for the futures segment remained relatively flat for the year ended December 31, 2016 compared to the year ended December 31, 2015.

The decrease in referral fees for the futures segment for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in indirect futures volumes.

The increase in other operating expenses for the futures segment for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to an increase in trading expenses.

Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses, and trading expenses.

Corporate and Other (amounts in thousands)

	Year Ended December 31,
	2016	2015	$ Change	% Change
Other revenue	$(2,831)	$(3,716)	$885	(23.8)%

Employee compensation and benefits	13,090	13,127	(37)	(0.3)%
Selling and marketing	1	—	1	100.0%
Other operating expenses	10,210	11,038	(828)	(7.5)%
Loss	$(26,132)	$(27,881)	$1,749	(6.3)%

The increase in corporate and other revenue for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to changes in foreign currency revaluations.

Employee compensation and benefits expenses for employees not attributed to any of our operating segments, such as our executive officers, remained relatively flat for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Selling and marketing expenses for employees not attributed to any of our operating segments remained relatively flat for the year ended December 31, 2016 compared to the year ended December 31, 2015.

The decrease in other operating expenses not attributed to any of our operating segments for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in professional fees.

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations by our subsidiaries, the issuance of debt and equity securities, including the 4.125% Convertible Senior Notes due 2018 that we issued in the fourth quarter of 2013, the 4.125% Convertible Senior Notes due 2020 that were issued in 2015 in connection with our acquisition of City Index, the 5.00% Convertible Senior Notes due 2022 that were issued in the third quarter of 2017, and access to secured lines of credit, such as the revolving credit facility entered into in August 2017. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. We expect that our capital expenditures for the next 12 months will be lower than 2017, as we continue to identify areas for savings.

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

Several of our operating subsidiaries are subject to requirements of regulatory bodies, including the CFTC and NFA in the United States, the FCA in the United Kingdom, the FSA, METI and MAFF in Japan, the SFC in Hong Kong, IIROC and the OSC in Canada, MAS in Singapore, ASIC in Australia, and the CIMA in the Cayman Islands, which limit funds available for the payment of dividends to GAIN Capital Holdings, Inc. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them.

Regulatory Capital Requirements

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of December 31, 2017 and the actual amounts of capital that were maintained on that date (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$34.7	$48.0	$13.3
GAIN Capital Securities, Inc.	0.1	0.4	0.3
GAIN Capital U.K., Ltd.	69.7	208.1	138.4
GAIN Capital Japan Co., Ltd.	1.5	9.0	7.5
GAIN Capital Australia, Pty. Ltd.	0.8	4.7	3.9
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	4.7	2.8
GAIN Global Markets, Inc.	1.6	2.4	0.8
GAIN Capital-Forex.com Canada, Ltd.	0.2	1.7	1.5
GAIN Capital Singapore Pte., Ltd.	0.6	6.0	5.4
Trade Facts, Ltd.	0.6	3.2	2.6
Global Asset Advisors, LLC	—	1.8	1.8
GAIN Capital Payments Ltd.	0.2	0.4	0.2
GTX SEF, LLC	1.0	1.4	0.4
Total	$112.9	$291.8	$178.9

Our futures commission merchant and forex dealer subsidiary, GCGL, is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements, Sections 1 and 11. Under applicable provisions of these regulations, GCGL is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Risk Maintenance Margin, or $20.0 million plus 5% of all liabilities owed to retail customers exceeding $10.0 million, plus 10% of all liabilities owed to eligible contract participant counterparties acting as a dealer that are not an affiliate. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. GCGL’s current assets primarily consist of cash and cash equivalents reported on its balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. GCGL’s total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions or haircuts against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. GCGL’s net capital and adjusted net capital changes from day to day. As of December 31, 2017, GCGL had net capital of approximately $48.0 million and net capital requirements and haircut charges of $34.7 million. As of December 31, 2017, GAIN Capital Group’s excess net capital was $13.3 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GCGL’s net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

GAIN Capital Securities, Inc. (“GCSI”) is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended. GCSI is a member of the Financial Industry Regulatory Authority (“FINRA”), Municipal Securities Rulemaking Board (“MSRB”), and Securities Investor Protection Corporation (“SIPC”). Pursuant to the SEC’s Uniform Net Capital Rule 15c3-1, GCSI is required to maintain a minimum net capital balance (as defined) of $0.1 million. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. At December 31, 2017, GCSI maintained $0.3 million more than the minimum required regulatory capital for a total of 4.0 times the required capital.

GCUK2 is regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK2 is required to maintain the greater of approximately $0.9 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration and market risk. At December 31, 2017, GCUK2 maintained $138.4 million more than the minimum required regulatory capital for a total of 3.0 times the required capital.

GC Japan is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency (“FSA”) in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 140%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GC Japan’s market, counterparty credit risk and operational risk. At December 31, 2017, GC Japan maintained $7.5 million more than the minimum required regulatory capital for a total of 6.0 times the required capital.

GCAU is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). GCAU holds an Australian Financial Services License that has been issued by ASIC. GCAU is required to maintain a minimum capital requirement of $0.8 million (1.0 million AUD). The regulatory capital held is required to be in excess of 110% of its requirements at all times. At December 31, 2017, GCAU maintained $3.9 million more than the minimum required regulatory capital for a total of 5.9 times the required capital.

GCHK is licensed by the Securities and Futures Commission (“SFC”) to carry out Type 3 Regulated Activity, Leveraged Foreign Exchange Trading. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of $1.9 million. At December 31, 2017, GCHK maintained $2.8 million more than the minimum required regulatory capital for a total of 2.5 times the required capital.

GGMI, the Company’s Cayman Island subsidiary, is a registered securities arranger and market maker with the Cayman Islands Monetary Authority (“CIMA”). GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or the financial resources requirement which is the sum of the Base Requirement, counterparty and position risk requirement, or $1.6 million. At December 31, 2017, GGMI maintained $0.8 million more than the minimum required regulatory capital for a total of 1.5 times the required capital.

GCCA is a Dealer Member of the Investment Industry Regulatory Organization of Canada (“IIROC”) and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory, but generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission, or OSC. GCCA is required to maintain risk-adjusted capital in excess of the minimum capital requirement. At December 31, 2017, GCCA maintained $1.5 million more than the minimum required regulatory capital for a total of 8.5 times the required capital.

GCS is registered by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of Capital Market Services License. GCS is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap 289). Under these rules GCS is required to maintain a minimum base capital of approximately $0.6 million (1.0 million SGD) and Financial Resources in excess of 120% of the total risk requirements, which is calculated as the sum of operational, counterparty, large exposure and market risk at all times. At December 31, 2017, GCS maintained $5.4 million more than the required minimum regulatory capital for a total of 10.0 times the required capital.

Trade Facts is regulated by the FCA as a BIPRU Limited License Firm. Trade Facts is required to maintain a base financial resources requirement of approximately $0.6 million (€0.5 million) and a capital requirement of the higher of either credit risk plus market risk or a fixed overhead requirement. At December 31, 2017, Trade Facts maintained $2.6 million more than the minimum required regulatory capital for a total of 5.3 times the required capital.

GAA is a registered Introducing Broker and is subject to the CFTC Net Capital Rule (Rule 1.17). Under applicable provisions of these rules, GAA is required to maintain adjusted net capital of less than $0.1 million. At December 31, 2017, GAA maintained $1.8 million more than the minimum required regulatory capital.

GAIN Capital Payments Ltd. is regulated in the U.K. by the FCA and is authorized to carry out payment services under the Payment Services Regulations 2009. The regulatory capital must be the greater of either (i) $0.2 million (€0.1 million) or (ii) requirements determined by the fixed overhead requirement. At December 31, 2017, GAIN Capital Payments Ltd. maintained $0.2 million more than the minimum required regulatory capital for a total of 2.0 times the required capital.

GTX SEF is a registered swap execution facility with the CFTC and is subject to the requirements under CFTC regulations 37.1300-1306. Under applicable provisions of these regulations, GTX SEF is required to maintain financial resources of more than or equal to the total of its operating costs for a period of at least one year financial resources requirements, calculated on a rolling basis. At December 31, 2017, GTX SEF maintained $0.4 million more than the minimum required regulatory capital for a total of 1.4 times the required capital.

Effective from 2016, the FCA began transitioning in additional capital requirements in the form of a conservation buffer and a countercyclical capital buffer as set out in Capital Requirements Directive, or CRD IV, Article 160 Transitional Provisions for Capital Buffers. The transitional period began on January 1, 2016 and the minimum common equity tier 1 capital ratio requirement, currently at 6.375% for the year of 2018, will increase to 7.0% as of January 1, 2019. Given the nature of our UK-regulated firms’ activities, the effect of the countercyclical buffer is expected to be negligible.

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

Swap dealers and swap execution facilities are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including adherence to risk management policies, supervisory procedures, trade record and real time reporting requirements, as well as proposed rules for new minimum capital requirements. GAIN GTX, LLC and GTX SEF, LLC have faced, and may continue to face, increased costs due to the registration and regulatory requirements listed above, as may any other of our subsidiaries that register as a swap dealer and/or swap execution facility. In particular, the CFTC has proposed rules that would require a swap dealer to maintain regulatory capital of at least $20 million. Compliance with this or other swap-related regulatory capital requirements may require us to devote more capital to our GTX business or otherwise restructure our operations, such as by combining our GTX business with other regulated subsidiaries that must also satisfy regulatory capital requirements. The increased costs associated with compliance, and the changes that will be required in our OTC and clearing businesses, may adversely impact our results of operations, cash flows or financial condition.

Operating Cash

We are required to maintain cash on deposit with our liquidity providers in order to conduct our hedging activities. As of December 31, 2017, we posted $78.5 million in cash with liquidity providers. As of December 31, 2017, our total client assets were $978.8 million compared to $945.5 million as of December 31, 2016, an increase of $33.4 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from open positions.

The table set forth below provides a measure of our available liquidity as of December 31, 2017 and 2016, respectively. We believe our reporting of available liquidity assists investors in evaluating our performance. We use this non-GAAP measure to evaluate our ability to continue to fund growth in our business (amounts in millions):

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$209.7	$234.8
Receivables from brokers	78.5	61.1
Revolving credit facility (undrawn)	50.0	—
Net operating cash	338.2	295.9
Less: Minimum regulatory requirements	(112.9)	(113.0)
Less: Payables to brokers	(2.8)	—
Less: Convertible senior notes due 2018	(6.4)	—
Liquidity (1)	$216.1	$182.9

(1)	Our Convertible Senior Notes due 2020 and 2022 are excluded given their long-dated maturity

The increase in our liquidity for the twelve months ended December 31, 2017 was primarily due to the availability of the $50.0 million revolving credit facility we entered into in August 2017 and the $15.9 million net proceeds of the offering of our 5.00% Convertible Senior Notes due in 2022, partially offset by the net loss of $11.2 million and the purchase of treasury stock of $26.2 million.

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

On August 22, 2017, we issued $92.0 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2022, which includes the exercise in full of the over-allotment option granted to the initial purchasers of the notes, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at a fixed rate of 5.00% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2018. The notes are convertible into cash, shares of our common stock, or a combination thereof, at our election. The notes will mature on August 15, 2022, unless earlier converted, redeemed or repurchased. We may not redeem the notes prior to August 15, 2020. The net proceeds from the offering of these notes were approximately $88.4 million, after deducting discounts to the initial purchasers and estimated offering expenses payable by the Company.

Under applicable accounting guidance, an entity must separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and is reflected as a liability in our consolidated balance sheet in an amount equal to the fair value, which, as of December 31, 2017 and 2016, was $132.2 million and $124.8 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our shareholders’ equity on our Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of December 31, 2017 and 2016, for our convertible senior notes was $38.6 million and $27.4 million, respectively. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we reported lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our consolidated income statement because ASC 470-20 requires the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

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

Credit Facility

On August 3, 2017, the Company entered into a Credit Agreement, dated as of August 2, 2017, for a three year U.S. $50.0 million senior secured first lien revolving credit facility that matures in August 2020. Upon request of the Company, the credit facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. The credit facility contains covenants that are customary for an issuer with senior debt. As of December 31, 2017, we were in compliance with the covenants for our credit facility. The Company will pay a quarterly commitment fee based on the undrawn portion of the facility and interest on amounts drawn.

As of December 31, 2017, there were no amounts outstanding under the revolving line of credit.

Cash Flow

The following table sets forth a summary of our cash flow for each of the three years ended December 31, 2017 (amounts in thousands):

	Year ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$11,131	$124,839	$77,213
Net cash used in investing activities	(28,114)	(31,327)	(16,081)
Net cash used in financing activities	(21,530)	(21,175)	(25,840)
Effect of exchange rate changes on cash and cash equivalents	13,441	(9,465)	(2,755)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$(25,072)	$62,872	$32,537

The primary drivers of our cash flow provided by/(used for) operating activities are net income, adjusted for non-cash charges, such as depreciation and amortization, and amounts posted as collateral with liquidity providers.

Our largest operating expenses are employee compensation and benefits, marketing and referral fees. Employee compensation and benefits include salaries, bonuses and other employee related costs, as well as commissions paid to certain sales personnel. Marketing expenses consist primarily of selling and promotional costs to support our retail, institutional and futures brands. Referral fees consist primarily of payments made to our white label partners and introducing brokers.

Unrealized gains and losses on cash positions revalued at prevailing foreign currency exchange rates are included in trading revenue but have no direct impact on cash flow from operations. Gains and losses become realized and impact cash flow from operations when customer transactions are liquidated. To some extent, the amount of net deposits made by our customers in any given period is influenced by the impact of unrealized gains and losses on our customer balances, such that customers may be required to post additional funds to maintain open positions or may choose to withdraw excess funds on open positions.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Operating Activities
Cash provided by operating activities was $11.1 million for the year ended December 31, 2017, compared to $124.8 million provided by operating activities for the year ended December 31, 2016. Net income decreased approximately $48.0 million and receivable from brokers decreased 75.9 million. This was offset by an increase of approximately $5.0 million due to the loss on extinguishment of debt for the year ended December 31, 2017.

Investing Activities
Cash used for investing activities was $28.1 million for the year ended December 31, 2017, compared to $31.3 million used for investing activities in the year ended December 31, 2016. Cash used for the purchase of intangible assets increased approximately $7.2 million related to the purchase of FXCM customer assets in the year ended December 31, 2017, which was offset by the purchase of an additional 24% ownership interest in each of GAA and TT for an aggregate purchase price of $7.4 million in the prior year and a net decrease of $3.0 million in the cash used for the purchase of property and equipment.

Financing Activities
Cash used for financing activities was $21.5 million for the year ended December 31, 2017, compared to $21.2 million used for financing activities for the year ended December 31, 2016. Cash used for the purchase of treasury stock increased $17.2 million due to our stock repurchase activities, in particular for purchases made as part of the convertible refinancing, offset by the net impact of the convertible note refinancing of $17.7 million for the year ended December 31, 2017.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Operating Activities
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

Investing Activities
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

Financing Activities
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

Capital Expenditures

Capital expenditures were $20.9 million for the year ended December 31, 2017, compared to $23.9 million for the year ended December 31, 2016 and $19.7 million for the year ended December 31, 2015. Capital expenditures for the years ended December 31, 2017, 2016, and 2015 were primarily related to the development and additional features to various trading platforms and websites.

Off-Balance-Sheet Arrangements

At December 31, 2017 and 2016 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2017 (amounts in thousands):

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Purchase Obligations	$24,265	$16,997	$7,268	$—	$—
Operating Leases	25,162	5,191	7,133	7,505	5,333
Total	$49,427	$22,188	$14,401	$7,505	$5,333

The amounts reported above for “Purchase Obligations” are calculated to include mandatory pre-cancellation notice periods, if any. Excluded from the amounts set forth above are obligations relating to the $6.4 million in principal amount of our 4.125% Convertible Senior Notes due 2018 that we issued in the fourth quarter of 2013, the $60.0 million in principal amount of our 4.125% Convertible Senior Notes due 2020 that were issued in 2015 in connection with our acquisition of City Index, and the $92.0 million in principal amount of our 5.00% Convertible Senior Notes due 2022 that we issued in the third quarter of 2017, as our obligations under these Convertible Senior Notes are not certain to be settled in cash. By their terms, these Convertible Senior Notes may be settled in cash, shares of our common stock or in a combination of shares and cash at our discretion.

Purchase obligations due in less than one year primarily consist of agreements with service providers related to maintenance, data, system support and network services.

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

An accounting policy is deemed to be critical if it requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements, we believe the following accounting policies are critical to the estimates and assumptions used in the preparation of our consolidated financial statements.

Goodwill and Intangible Assets

We obtained goodwill and intangible assets as a result of the acquisitions of certain of our subsidiaries. Goodwill represents the excess of the cost over the fair market value of net assets acquired. We are required to periodically assess whether any of our goodwill is impaired. In order to do this, we apply judgment in determining our reporting units, which represent our business segments. In accordance with relevant accounting guidance, we test goodwill for impairment on an annual basis during the fourth quarter and on an interim basis when conditions indicate impairment may have occurred. When testing for goodwill impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed to determine any potential impairment loss. We performed our annual test for goodwill impairment in the fourth quarter of 2017 and noted there was no impairment.

Intangible assets with definite useful lives are subject to amortization and are evaluated for recoverability when events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment. If such an event or change occurs, we estimate cash flows directly associated with the use of the intangible asset to test its recoverability and assess its remaining useful life. The projected cash flows require assumptions related to revenue growth, operating margins and other relevant market, economic and regulatory factors. If the expected undiscounted future cash flows from the use and eventual disposition of a finite‑lived intangible asset or asset group are not sufficient to recover the carrying value of the asset, we then compare the carrying amount to its current fair value. We estimate the fair value using market prices for similar assets, if available, or by using a discounted cash flow model. We then recognize an impairment loss for the amount by which the carrying amount exceeds its fair value. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

Income Taxes

ASC 740, Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. A valuation allowance may be recorded against deferred tax assets if it is more likely than not that those assets will not be realized. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or results of operations.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We consider many factors when evaluating and estimating our tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. Our estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. The impact of our reassessment of uncertain tax positions in accordance with ASC 740 did not have a material impact on the results of operations, financial condition or liquidity.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which is part of ASC Topic 606. It defines how companies report revenues from contracts with customers and also requires certain enhanced disclosures. The standard’s provisions and related amendments are effective for annual reporting periods beginning after December 15, 2017. On January 1, 2018, the Company adopted this guidance, which did not have a material impact on the Company’s financial statements. A substantial portion of revenue falls under ASC Topic 825, Financial Instruments, which is excluded from the scope of the new guidance. The Company adopted ASU No. 2014-09 using the modified retrospective approach, which includes presenting the cumulative effects of initial application, if any, along with supplemental disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash”, requiring that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance became effective on January 1, 2018 and will be applied using a retrospective transition method to each period presented. The Company concluded that cash held for customers, including amounts required to be segregated under federal or other regulations is considered restricted cash and will present such cash with total cash on the statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2) from the goodwill impairment test. Instead, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The guidance will be effective prospectively for the Company for the quarter ending December 31, 2020, with early adoption permitted after January 1, 2017. Management will adopt this approach to the extent if Step 2 is required.

In February 2016, the FASB issued ASU No. 2016-02, which amended the guidance on accounting for leases. The FASB issued this update to increase transparency and comparability among organizations. This update requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently assessing the impact on its Financial Statements of adopting this guidance.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220),” to address certain income tax effects in Accumulated Other Comprehensive Income (AOCI) resulting from the tax reform enacted in 2017. The amended guidance provides an option to reclassify tax effects within AOCI to retained earnings in the period in which the effect of the tax reform is recorded. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods. Early adoption is permitted. The Company is currently assessing the impact on its Financial Statements of adopting this guidance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the potential for adverse changes in the value of a Company’s financial instruments as a result of changes in market conditions. We do not hold financial instruments for trading purposes on a long-term basis. We continually evaluate our exposure to market risk and oversee the establishment of policies, procedures and controls to ensure that market risks are identified and analyzed on an ongoing basis.

Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our consolidated financial statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customer’s cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, in money market funds that invest in short-term U.S. government securities and in United States and Canadian Imperial Bank of Commerce treasury bills. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of December 31, 2017, an immediate 100 basis point increase in short-term interest rates would result in approximately $10.3 million more in annual pretax income.

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

In order to help mitigate this risk, we require that each trade must be collateralized in accordance with our margin policies described below. Each customer is required to have minimum funds in their account for opening positions, which we refer to as the initial margin, and for maintaining positions, which we refer to as maintenance margin, depending on the product being traded. Margin requirements are expressed as a percentage of the customer’s total position in that product, and the customer’s total margin requirement is based on the aggregate margin requirement across all of the positions that a customer holds at any one moment in time. Each net position in a particular product is margined separately. Accordingly, we do not net across different positions, thereby following a more conservative margin policy. Our systems automatically monitor each customer’s margin requirements in real time, and we confirm that each of our customers has sufficient cash collateral in his or her account before we execute their trades. We may also adjust required customer margins (both initial and maintenance) from time to time based on our monitoring of various factors, including volatility and liquidity. If at any point in time a customer’s trading position does not comply with the applicable margin requirement, the position may be automatically liquidated, partially or entirely, in accordance with our margin policies and procedures. This policy protects both us and the customer. Our margin and liquidation policies are set forth in our customer agreements.

We are also exposed to potential credit risk relating to the counterparties with which we hedge our trades and the financial institutions with which we deposit cash. We mitigate these risks by transacting with several of the largest financial institutions in the world, with limits on our exposure to any single financial institution. In the event that our access to one or more financial institutions becomes limited, our ability to hedge may be impaired.

Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by instrument, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of December 31, 2017, we maintained capital levels of $291.8 million, which represented approximately 2.6 times the capital we were required to hold under applicable regulations.

Cash Liquidity Risk
In normal conditions, our market making business and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in markets in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with several financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds, with our liquidity providers. Collateral on deposit ranged from $81.4 million to $245.0 million in the aggregate during the year ended December 31, 2017.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included in pages F-1 to F-53 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management, including the Company’s CEO and CFO, concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2017 as stated in their report on the following page.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
GAIN Capital Holdings, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited GAIN Capital Holdings, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and financial statement schedule I (collectively, the consolidated financial statements), and our report dated March 14, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
New York, New York
March 14, 2018

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Schedules:
1. Financial Statements
The following financial statements and reports of independent registered public accounting firm are included herein:
2. Financial Statement Schedules
The following supplemental schedule is filed herewith:

Schedule I - Condensed Financial Information of GAIN Capital Holdings, Inc., (Parent Company Only) as of December 31, 2017 and 2016 and for the Years ended December 31, 2017, 2016, and 2015	F-58
Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets as of December 31, 2017 and 2016	F-5
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2017, 2016, and 2015	F-6
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2017, 2016, and 2015	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015	F-9
Notes to Consolidated Financial Statements	F-11

Financial Statement Schedule:
Schedule I - Condensed Financial Information of GAIN Capital Holdings, Inc. (Parent Company Only) as of December 31, 2017 and 2016 and for the Years ended December 31, 2017, 2016 and 2015	F-42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
GAIN Capital Holdings, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of GAIN Capital Holdings, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2017, and the related notes and financial statement schedule I (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2016.
New York, New York
March 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
GAIN Capital Holdings, Inc.
Bedminster, New Jersey

We have audited the accompanying consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows of GAIN Capital Holdings, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2015. Our audit also included the financial statement schedule for the year ended December 31, 2015, listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. We did not audit the consolidated financial statements of GAIN Capital UK Limited, a wholly owned subsidiary, which statements reflect revenues constituting 24% of the related consolidated financial statement amounts for the year ended December 31, 2015. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for GAIN Capital UK Limited, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of GAIN Capital Holdings, Inc. and subsidiaries for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audit and the report of the other auditors, such financial statement schedule for the year ended December 31, 2015, when considered in relation to the basic 2015 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York
March 17, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholder
Gain Capital UK Limited
London, United Kingdom

We have audited the profit and loss account, statement of changes in equity and cash flows for the nine-month period ended December 31, 2015 and the related notes to the financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Gain Capital UK Limited’s operations and cash flows for the nine-month period ended December 31, 2015 in accordance with United Kingdom Financial Reporting Standard 102 ‘The Financial Reporting Standard applicable in the UK and Republic of Ireland’.

United Kingdom Financial Reporting Standard 102 ‘The Financial Reporting Standard applicable in the UK and Republic of Ireland’ varies in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in Note 29 to the financial statements.

/s/ BDO LLP

BDO LLP
London, United Kingdom
March 15, 2016

GAIN CAPITAL HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS:
Cash and cash equivalents	$209,688	$234,760
Cash and securities held for customers	978,828	945,468
Receivables from brokers	78,503	61,096
Property and equipment, net	40,742	36,462
Intangible assets, net	61,969	67,358
Goodwill	33,036	32,107
Other assets	45,881	52,833
Total assets	$1,448,647	$1,430,084
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers	$978,828	$945,468
Payables to brokers	2,789	—
Accrued compensation and benefits	10,104	13,559
Accrued expenses and other liabilities	33,947	41,547
Income tax payable	599	3,965
Convertible senior notes	132,221	124,769
Total liabilities	$1,158,488	$1,129,308
Commitments and contingent liabilities
Redeemable non-controlling interests	$4,411	$6,594
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized, 53,612,340 shares issued and 45,152,299 shares outstanding as of December 31, 2017; 120 million shares authorized, 52,848,811 shares issued and 48,220,243 shares outstanding as of December 31, 2016)	$—	$—
Additional paid-in capital	235,659	218,392
Retained earnings	122,686	143,399
Accumulated other comprehensive loss	(15,670)	(36,842)
Treasury stock, at cost (8,460,041 shares at December 31, 2017 and 4,628,568 at December 31, 2016, respectively)	(56,927)	(30,767)
Total shareholders’ equity	285,748	294,182
Total liabilities and shareholders’ equity	$1,448,647	$1,430,084
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
REVENUES:
Retail revenue	$231,100	$330,744	$347,489
Institutional revenue	30,136	29,030	33,773
Futures revenue	37,964	47,430	45,427
Other revenue	4,478	3,504	8,487
Total non-interest revenue	303,678	410,708	435,176
Interest revenue	5,829	1,669	1,220
Interest expense	883	552	1,049
Total net interest revenue	4,946	1,117	171
Net revenue	$308,624	$411,825	$435,347
EXPENSES:
Employee compensation and benefits	$95,218	$101,904	$106,581
Selling and marketing	31,200	28,742	27,168
Referral fees	53,671	70,752	103,523
Trading expenses	29,041	31,159	31,914
General and administrative	45,727	55,036	55,067
Depreciation and amortization	17,907	13,905	11,111
Purchased intangible amortization	16,110	15,016	16,550
Communications and technology	19,699	20,460	18,929
Bad debt provision	(247)	4,154	7,462
Acquisition expenses	—	—	2,819
Restructuring expenses	—	1,041	3,482
Integration expenses	—	2,788	33,092
Legal settlement	—	9,205	—
Impairment of investment	620	—	—
Total operating expense	308,946	354,162	417,698
OPERATING (LOSS)/PROFIT	(322)	57,663	17,649
Interest expense on long term borrowings	11,821	10,421	9,222
Loss on extinguishment of debt	4,944	—	—
(LOSS)/INCOME BEFORE INCOME TAX (BENEFIT)/EXPENSE	(17,087)	47,242	8,427
Income tax (benefit)/expense	(6,855)	9,768	(3,512)
Equity in net loss of affiliate	(343)	(62)	—
NET (LOSS)/INCOME	(10,575)	37,412	11,939
Net income attributable to non-controlling interest	620	2,140	1,660
NET (LOSS)/INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	(11,195)	35,272	10,279
Other comprehensive income/(loss):
Foreign currency translation adjustment	21,172	(30,977)	(4,352)
COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$9,977	$4,295	$5,927
(Loss)/earnings per common share:
Basic	$(0.20)	$0.67	$0.22
Diluted	$(0.20)	$0.67	$0.22
Weighted average common shares outstanding used in computing (loss)/earnings per common share:
Basic	46,740,097	48,588,917	47,601,979
Diluted	46,740,097	48,785,674	48,379,051
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Consolidated Statement of Changes in Shareholders’ Equity
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares (1)	Amount
BALANCE—January 1, 2015	42,934,559	$—	$(16,720)	$148,378	$119,775	$(1,513)	$249,920
Net income applicable to GAIN Capital Holdings, Inc.	—	—	—	—	10,279	—	10,279
Exercise of options	638,241	—	—	2,386	—	—	2,386
Issuance of common stock	5,319,149	—	—	45,100	—	—	45,100
Conversion of restricted stock into common stock	440,651	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	92,777	—	—	789	—	—	789
Purchase of treasury stock	(654,362)	—	(5,088)	—	—	—	(5,088)
Shares withheld for net settlements of share-based awards	—	—	—	—	—	—	—
Share-based compensation	—	—	—	3,680	—	—	3,680
Tax benefit of stock options exercises	—	—	—	1,140	—	—	1,140
Convertible note issuance	—	—	—	15,348	—	—	15,348
Tax effect of debt discount on convertible notes	—	—	—	(3,840)	—	—	(3,840)
Other	—	—	—	—	(56)	—	(56)
Adjustment to the redemption value of put options related to non-controlling interests	—	—	—	—	308	—	308
Dividends declared	—	—	—	—	(9,530)	—	(9,530)
Foreign currency translation adjustment	—	—	—	—	—	(4,352)	(4,352)
BALANCE—December 31, 2015	48,771,015	$—	$(21,808)	$212,981	$120,776	$(5,865)	$306,084

Net income applicable to GAIN Capital Holdings, Inc.	—	—	—	—	35,272	—	35,272
Exercise of options	179,501	—	—	706	—	—	706
Issuance of common stock	—	—	—	—	—	—	—
Conversion of restricted stock into common stock	500,253	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	96,173	—	—	611	—	—	611
Purchase of treasury stock	(1,317,369)	—	(8,894)	—	—	—	(8,894)
Shares withheld for net settlements of share-based awards	(9,330)	—	(65)	—	—	—	(65)
Share-based compensation	—	—	—	4,151	—	—	4,151
Tax effect of debt discount on convertible notes	—	—	—	48	—	—	48
Repurchase of convertible senior notes	—	—	—	(105)	—	—	(105)
Adjustment to the redemption value of put options related to non-controlling interests	—	—	—	—	(2,715)	—	(2,715)
Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	258	—	258
Dividends declared	—	—	—	—	(10,192)	—	(10,192)
Foreign currency translation adjustment	—	—	—	—	—	(30,977)	(30,977)

BALANCE—December 31, 2016	48,220,243	$—	$(30,767)	$218,392	$143,399	$(36,842)	$294,182

Net loss applicable to GAIN Capital Holdings, Inc.	—	—	—	—	(11,195)	—	(11,195)
Exercise of options	88,427	—	—	356	—	—	356
Conversion of restricted stock into common stock	572,060	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	103,042	—	—	642	—	—	642
Purchase of treasury stock	(3,776,283)	—	(25,778)	—	—	—	(25,778)
Shares withheld for net settlements of share-based awards	(55,190)	—	(382)	—	—	—	(382)
Share-based compensation	—	—	—	5,093	—	—	5,093
Recognition of debt discount on convertible notes	—	—	—	18,399	—	—	18,399
Tax effect of debt discount on convertible notes	—	—	—	(7,037)	—	—	(7,037)
Repurchase of convertible senior notes	—	—	—	(186)	—	—	(186)
Adjustment to the redemption value of put options related to non-controlling interests	—	—	—	—	1,656	—	1,656
Dividends declared	—	—	—	—	(11,174)	—	(11,174)
Foreign currency translation adjustment	—	—	—	—	—	21,172	21,172
BALANCE—December 31, 2017	45,152,299	$—	$(56,927)	$235,659	$122,686	$(15,670)	$285,748
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(10,575)	$37,412	$11,939
Adjustments to reconcile net (loss)/income to cash provided by operating activities
(Gain)/loss on foreign currency exchange rates	(719)	1,692	2,432
Depreciation and amortization	34,017	28,921	27,661
Non-cash integration costs	—	366	26,827
Deferred tax benefit	(2,630)	(3,481)	(12,355)
Amortization of deferred financing costs	495	442	354
Bad debt provision	(247)	4,154	7,462
Convertible senior notes discount amortization	4,917	4,311	3,624
Share-based compensation	5,093	4,151	3,680
Loss/(gain) on extinguishment of debt	4,944	(89)	—
Equity in net loss of affiliate	343	62	—
Adjustment to fair value of contingent consideration	—	—	(6,722)
Impairment of cost basis investment	620	—	—
Changes in operating assets and liabilities:
Cash and securities held for customers	5,352	(77,216)	101,325
Receivables from brokers	(17,549)	58,360	45,576
Payables to brokers	2,789	—	—
Other assets	5,872	(13,079)	(7,674)
Payables to dealers, FCM’s, customers	(5,352)	77,216	(101,325)
Accrued compensation and benefits	(3,942)	2,045	(7,454)
Accrued expenses and other liabilities	(10,059)	(6,703)	(18,748)
Income tax payable	(2,238)	6,275	611
Net cash provided by operating activities	11,131	124,839	77,213
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,930)	(23,883)	(19,676)
Purchase of partial interest in GAA/TT	—	(7,444)	—
Acquisition of FXCM assets	(7,184)	—	—
Funding of acquisitions, net of cash acquired	—	—	(3,258)
Cash received relating to acquisitions	—	—	7,612
Purchase of investment	—	—	(759)
Net cash used in investing activities	(28,114)	(31,327)	(16,081)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquisitions	—	—	(13,893)
Proceeds from exercise of stock options	356	706	2,386
Proceeds from employee stock purchase plan	642	611	789
Purchase of treasury stock	(26,160)	(8,959)	(5,088)
Excess tax benefit from employee stock option exercises	—	—	1,140
Dividend payments	(11,174)	(10,192)	(9,530)
Distributions to non-controlling interest holders	(1,147)	(1,605)	(1,644)
Convertible note issuance, net of commissions	89,010	—	—
Repurchase of convertible notes	(73,057)	(1,736)	—
Net cash used in financing activities	$(21,530)	$(21,175)	$(25,840)

Effect of exchange rate changes on cash and cash equivalents	13,441	(9,465)	(2,755)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(25,072)	62,872	32,537
CASH AND CASH EQUIVALENTS—Beginning of year	$234,760	$171,888	$139,351
CASH AND CASH EQUIVALENTS—End of year	$209,688	$234,760	$171,888
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,660	$6,251	$5,065
Income taxes	$4,512	$8,438	$9,861
Non-cash financing activities:
Common stock issued as consideration for business acquisition	$—	$—	$45,100
Convertible senior notes issued as consideration for business acquisition	$—	$—	$65,000
Deferred taxes related to convertible senior notes issued	$(7,037)	$—	$(3,840)
Adjustment to the redemption value of put options related to non-controlling interests	$1,656	$(2,715)	$308
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

GAIN Capital Holdings, Inc. (together with its subsidiaries, the “Company”), is a Delaware corporation formed and incorporated on March 24, 2006. GAIN Holdings, LLC is a wholly-owned subsidiary of GAIN Capital Holdings, Inc., and owns all outstanding membership units of GAIN Capital Group, LLC (“Group, LLC”), the Company’s primary regulated entity in the United States. GAIN Capital Holdings Ltd. is the holding company of the Company’s primary regulated entity in the United Kingdom.

The Company is a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. The Company operates its business in three segments. Through its retail segment, the Company provides its retail customers around the world with access to a diverse range of global financial markets, including spot forex, precious metals, spread bets and contracts for difference, or CFDs, on commodities, indices, individual equities, options and interest rate products, as well as OTC options on forex. The Company’s institutional segment provides agency execution services and electronic access to spot and forward foreign exchange and precious metals markets via the electronic communications network, or ECN, GTX. The Company’s futures segment offers execution and risk management services for exchange-traded products on major U.S. and European exchanges. For more information about the Company’s segments, please refer to Note 21.

Group, LLC is a retail foreign exchange dealer (“RFED”) and a Futures Commission Merchant (“FCM”) registered with the Commodity Futures Trading Commission (the “CFTC”). As such, it is subject to the regulations of the CFTC, an agency of the U.S. government, and the rules of the National Futures Association (“NFA”), an industry self-regulatory organization.

GAIN Capital-Forex.com U.K., Ltd. (“GCUK1") and GCUK2 are each registered in the United Kingdom (“U.K.”) and regulated by the Financial Conduct Authority (“FCA”) as full scope €730k IFPRU Investment Firms. GCUK1 was regulated until October 6, 2017 when it was integrated into GCUK2 and its license was deregistered with the FCA.

In April 2015, the Company acquired all of the outstanding share capital of City Index from City Index Group Limited. GCUK2, GCAU and GCS are each subsidiaries that were acquired as part of the City Index acquisition. Each of these entities is regulated locally by the relevant regulators, including the FCA.

In December 2016, the Company acquired additional ownership interests in each of Global Asset Advisors, LLC (“GAA”) and Top Third Ag Marketing, LLC (“Top Third”), increasing its ownership percentage of each company to 79%.

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other subsidiaries in which the Company holds a controlling financial interest. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. In presenting the consolidated financial statements, management makes significant estimates regarding:

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

Retail revenue is the Company’s largest source of revenue. Retail revenue comprises trading revenue from the retail OTC business and advisory businesses. OTC trading includes forex trading (“forex”), metals trading, CFDs and spread-betting (in markets which do not prohibit such transactions), as well as other financial products.

Gains or losses are realized when customer transactions are liquidated. Unrealized gains or losses on trading positions are revalued at prevailing foreign currency exchange rates (the difference between contract price and market price) at the date of the balance sheet and are included in Receivables from brokers, Payables to customers, and Payables to brokers on the Consolidated Balance Sheets. Changes in net unrealized gains or losses are recorded in Retail revenue on the Consolidated Statements of Operations and Comprehensive Income. Retail revenue is recorded on a trade date basis.

Institutional revenue consists of revenue from the Company’s GTX business, which provides a proprietary trading platform and sales and trading services to institutions. Revenue for the GTX business is generated primarily through commissions or spreads on trades executed on the GTX platform or by voice-brokers. The Company acts as an agent for the trades executed on the GTX platform. The Company does not assume any market or credit risk in connection with those transactions. Revenues are booked on a trade date basis.

Futures revenue consists of revenue from the Company’s futures business, which offers exchange-based trading execution services, focusing on the indices, agricultural hedging, and commodities sectors. Revenues in this business are generated through commissions, which are earned for executing the Company’s customers' trades. These revenues are booked on a trade date basis. The Company acts in an agency capacity with respect to the clearing of trades, but is a principal with respect to fees paid to introducing brokers in its futures business. The Company does not assume any market risk with respect to customer trades in this business.

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
Restructuring expenses
In 2016 and 2015, the Company incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with relevant accounting guidance. These costs are expensed as incurred.

Acquisition expenses

In 2015, the Company incurred acquisition related expenses, which included costs such as legal, accounting, valuation and other costs specified in accounting guidance. These costs are expensed as incurred.

Integration expenses

In 2016 and 2015, the Company incurred integration expenses, which are acquisition related costs that are subsequently incurred while integrating the acquired company into the consolidated group. These costs are expensed as incurred.

Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of acquisition to be cash equivalents. The Company’s cash equivalents consisted of U.S. treasury bills and money market accounts with an initial maturity of 90 days or less. Cash equivalents are recorded at fair value.
Cash and securities held for customers
Cash and securities held for customers represents cash and other highly liquid assets held to fund customer liabilities in connection with trading positions. Included in this balance are funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company records a corresponding liability in connection with this amount in Payables to customers. In addition, the Company holds certain customer funds in segregated or secured broker accounts. Legally segregated balances are not available for general use, in accordance with certain jurisdictional regulatory requirements. As of December 31, 2017, $105.2 million of total cash and securities held for customers are invested in U.S. government and agency securities.
Receivables from Brokers
Receivables from brokers include funds that the Company has posted with brokers as collateral required by agreements for holding hedging positions. Also, Receivables from brokers contains funds required to collateralize customer futures trading, as well as the related excess and the Company’s own collateral. These amounts are reflected as Receivables from brokers on the Consolidated Balance Sheets and include gains or losses realized on settled contracts, as well as unrealized gains or losses on open positions.
Fair Value Measurements
Certain financial assets and liabilities are measured at fair value in accordance with applicable accounting guidance, as discussed in Note 3 Fair Value Information.

Other financial assets and liabilities are not measured at fair value on a recurring basis but nevertheless approximate fair value due to their short term maturities. Such financial assets and liabilities include: Receivables from brokers; Convertible senior notes; certain other assets; Payables to customers; Payables to brokers; and Accrued expenses and other liabilities.

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
The Company also has credit risk related to receivables from brokers included in Receivables from brokers and Cash and cash equivalents. As of December 31, 2017 and 2016, 41% and 54%, respectively, of the Company’s brokers receivables included in the Consolidated Balance Sheets were from one large, global financial institution.
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

In accordance with ASC 360-10, Property, Plant and Equipment, the Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such an asset (or asset group) are less than the carrying value. In that event, a loss is recognized in the amount by which the carrying value exceeds the fair market value of the long-lived asset. This guidance applies to assets held for use and not to assets held for sale. The Company has no assets held for sale. The Company has identified no such impairment indicators as of December 31, 2017 or December 31, 2016.
 Foreign Currencies
Items included in the financial statements of each of the Company’s subsidiaries are measured using the currency of the primary economic environment in which the subsidiaries operate (the functional currency). The Company has determined that it’s functional currency is U.S. dollars (USD). The Company’s Accumulated other comprehensive income/(loss) consists of foreign currency translation adjustments from subsidiaries not using the USD as their functional currency.
Foreign currency transactions are remeasured into functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement of monetary assets and liabilities denominated in foreign currencies at period end exchange rates are recognized in Other revenue on the Consolidated Statements of Operations and Comprehensive Income. The Company recorded a foreign exchange gain of $0.7 million, and losses of $1.7 million and $2.4 million, for the years ended December 31, 2017, 2016, and 2015, respectively.
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
The Company analyzes its business, legal and regulatory environment at least annually and on an interim basis when conditions indicate impairment may have occurred to determine whether its indefinite-lived intangible assets are likely to be impaired. This qualitative assessment indicated that it is more likely than not that the Company’s indefinite lived intangible assets are not impaired. Please refer to Note 7 for additional information.
Goodwill
The Company obtained goodwill as a result of the acquisitions of certain subsidiaries. Goodwill represents the excess of the cost over the fair market value of net assets acquired. In accordance with relevant accounting guidance, the Company tests goodwill for impairment on an annual basis during the fourth quarter and on an interim basis when conditions indicate impairment may have occurred (please refer to Note 7). In performing these assessments, management relies on and considers a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable market transactions (to the extent available), other market data and the Company’s overall market capitalization. There are inherent uncertainties related to these factors which require judgment in applying them to the analysis of goodwill and intangible assets for impairment.

When testing for goodwill impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed.

Under the quantitative test, the fair value of each reporting unit is compared to its carrying value in order to identify potential impairment. If the fair value of a reporting unit exceeds the carrying value of its net assets, goodwill is not considered impaired and no further testing is required. If the carrying value of the net assets exceeds the fair value of a reporting unit, impairment is indicated at the reporting unit level and an impairment charge will be recorded. An impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit.

For the year ended December 31, 2017, the Company performed a qualitative analysis for each of its reporting units to determine whether it was more likely than not that the fair value was less than the carrying value. As a result of this assessment, the Company determined that it was not necessary to perform a quantitative impairment test and concluded that goodwill assigned to each reporting unit was not impaired at December 31, 2017.
Derivatives
Forex, metals, and CFDs allow for exchanging the difference in value of a particular asset such as a stock index, energy product, or gold contracts, between the time at which a contract is opened and the time at which it is closed. The Company’s retail customer open positions and positions held with liquidity providers are considered derivatives under the accounting guidance in ASC 815. Derivatives and Hedging. Therefore, they are accounted for at fair value, and included in Receivables from brokers, Payables to customers, and Payables to brokers in the Consolidated Balance Sheets. The Company did not designate any of its derivatives as hedging instruments. Net gains and losses with respect to derivative instruments are reflected in Retail Revenue in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Allowance for Doubtful Accounts
The Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific customer account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Changes in estimates are recognized in current year earnings. The customer receivables, net of allowance for doubtful accounts, are included in Other assets on the Consolidated Balance Sheets. Receivables from customers are reserved for and the related reserves are recorded in Bad debt provision on the Consolidated Statements of Operations and Comprehensive Income.
Payables to Customers
Payables to customers, included on the Consolidated Balance Sheets, include amounts due on cash and margin transactions. These transactions include deposits, commissions and gains or losses arising from settled trades. The payables balance also reflects unrealized gains or losses arising from open positions in customer accounts. The Company engages in white label arrangements with other regulated financial institutions. The payables balance includes amounts deposited by these financial institutions in order for the Company to act as a clearing broker.
Payables to Brokers
Payables to brokers comprise open trades, which are measured at fair value and the cash due to or from brokers, which is not measured at fair value but approximates fair value. These balances result when the Company’s hedging trades produce a loss and necessitate a margin call to re-capitalize positions or settle losses.

Referral fees

Introducing brokers direct customers to the Company in return for a commission on each referred customer’s trading volume or a share of net revenue generated by each referred customer’s trading activity. White label partners offer our trading services to their customers under their own brand. Their fees are referred to as introducing broker fees and are recorded on a trade date basis, in Referral Fees, in the Consolidated Statements of Operations and Comprehensive Income.

Trading Expenses

Trading expenses consist of exchange fees paid to stock exchanges and other third-parties for exchange market data that the Company provides to its customers or uses to create its own derived data products, as well as fees for news services and clearing fees paid to prime brokers in connection with its institutional GTX business and futures business. These costs are expensed as incurred.
Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized. Contingent income tax liabilities are recorded when the criteria for loss recognition have been met. An uncertain tax position is recognized based on the determination of whether or not a tax position is more likely than not to be sustained upon examination based upon the technical merits of the position. If this recognition threshold is met, the tax benefit is then measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. At December 31, 2017, the Company has changed its position regarding the earnings of its foreign subsidiaries. As a result of changes in U.S. tax law, the Company will no longer assert permanent reinvestment for a majority of its foreign earnings. However, the Company does assert that the earnings of its Australian subsidiaries will be permanently reinvested in the working capital and other business needs of the subsidiaries to the extent that repatriation of these earnings would trigger additional taxes.
Share Based Compensation
Share-based compensation expense requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the vesting period, net of estimated forfeitures. For awards with service conditions, the Company recognizes compensation cost on a straight-line basis over the requisite service period.

The fair value of stock options granted is estimated using the Black-Scholes option-pricing model, which considers, among other factors, the expected term of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirements of ASC 718, Compensation-Stock Compensation, the fair values generated by the model may not be indicative of the actual fair values of the underlying awards, as it does not consider other factors important to those share-based compensation awards, such as continued employment, periodic vesting requirements and limited transferability.

The risk-free interest rate used in the Black-Scholes option-pricing model is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on historical experience of employee exercise behavior. Expected volatility is based on historical volatility, implied volatility, price observations taken at regular intervals and other factors deemed appropriate. Expected dividend is based upon the current dividend rate. There were no stock options granted in 2017.

The fair value of restricted stock unit awards is based on the fair value of the Company’s common stock on the grant date.
Treasury Shares
In accordance with ASC 505-30, Equity - Treasury Stock, the Company treats the cost of acquired shares purchased as a deduction from shareholders’ equity and as a reduction of the total shares outstanding when calculating earnings per share.
Earnings Per Common Share
Basic earnings per common share is calculated using the weighted average common shares outstanding during the year. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be anti-dilutive. Please refer to Note 15 for discussion of the impact of the Company’s convertible notes and non-controlling interests on EPS.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which is part of ASC Topic 606. It defines how companies report revenues from contracts with customers and also requires certain enhanced disclosures. The standard’s provisions and related amendments are effective for annual reporting periods beginning after December 15, 2017. On January 1, 2018, the Company adopted this guidance, which did not have a material impact on the Company’s financial statements. A substantial portion of revenue falls under ASC Topic 825, Financial Instruments, which is excluded from the scope of the new guidance. The Company adopted ASU No. 2014-09 using the modified retrospective approach, which includes presenting the cumulative effects of initial application, if any, along with supplemental disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash”, requiring that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance became effective on January 1, 2018 and will be applied using a retrospective transition method to each period presented. The Company concluded that cash held for customers, including amounts required to be segregated under federal or other regulations is considered restricted cash and will present such cash with total cash on the statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2) from the goodwill impairment test. Instead, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The guidance will be effective prospectively for the Company for the quarter ending December 31, 2020, with early adoption permitted after January 1, 2017. Management will adopt this approach to the extent Step 2 is required.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which amended the guidance on accounting for leases. The FASB issued this update to increase transparency and comparability among organizations. This update requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently assessing the impact on its Financial Statements of adopting this guidance.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220),” to address certain income tax effects in Accumulated Other Comprehensive Income (AOCI) resulting from the tax reform enacted in 2017. The amended guidance provides an option to reclassify tax effects within AOCI to retained earnings in the period in which the effect of the tax reform is recorded. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods. Early adoption is permitted. The Company is currently assessing the impact on its Financial Statements of adopting this guidance.

3. FAIR VALUE INFORMATION

Accounting guidance defines fair value as the price that would be received in exchange for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three level hierarchy that ranks the quality and reliability of information used in developing fair value estimates for financial instruments. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument’s level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of fair value hierarchy are summarized below:

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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets (Liabilities):
Cash and cash equivalents:
Money market accounts	$219,286	$—	$—	$219,286
Cash and securities held for customers:
US treasury bills: U.S. government and agency securities	105,190	—	—	105,190
Receivable from brokers:
Broker derivative contracts	—	4,966	—	4,966
Other assets:
Certificates of deposit	175	—	—	175
Other	130	—	—	130
Payables to customers:
Customer derivative contracts	—	129,966	$—	129,966
Payables to brokers:
Broker derivative contracts		(3,170)		(3,170)
Total	$324,781	$131,762	$—	$456,543

	Fair Value Measurements on a Recurring Basis as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents:
Money market accounts	$120,927	$—	$—	$120,927
Cash and securities held for customers:
US treasury bills: U.S. government and agency securities	135,974	—	—	135,974
Receivable from brokers:
Broker derivative contracts	—	5,228	—	5,228
Other assets:
Certificates of deposit	175	—	—	175
Other	115	—	—	115
Payables to customers:
Customer derivative contracts	—	115,677	—	115,677
Total	$257,191	$120,905	$—	$378,096

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the years ended December 31, 2017 and December 31, 2016, nor has there been any movement between levels during these respective periods.

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
Level 3 Financial Liabilities

The Company did not have any Level 3 Financial Assets or Liabilities on December 31, 2017 or December 31, 2016.
Financial Instruments Not Measured at Fair Value
The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the consolidated balance sheets (amounts in thousands).
Receivables from brokers comprise open trades, which are measured at fair value (disclosed above), and the Company’s posted funds with brokers that are required as collateral for holding trading positions, which are not measured at fair value but approximate fair value. These deposits approximate fair value because they are cash balances that the Company may withdraw at its discretion. Settlement would be expected to occur within a relatively short period of time once a withdrawal is initiated.
Payables to customers comprise open trades, which are measured at fair value (disclosed above), and customer deposits that the Company holds for its role as clearing broker. These deposits are not measured at fair value, but approximate fair value, because they are cash balances that the Company or its customers can settle at either party’s discretion. Such settlement would occur within a relatively short period of time once a withdrawal is initiated.

Payables to brokers comprise open trades, which are measured at fair value (disclosed above) and the cash due to or from brokers. The cash within this balance is not measured at fair value but does approximate fair value, because it is immediately payable to the brokers. Settlement occurs as soon as a broker initiates a margin call.
The carrying value of Convertible senior notes represents the notes’ principal amounts net of unamortized discount (please refer to Note 13). The Company assessed the notes’ fair value as determined by current Company-specific and risk free interest rates as of the balance sheet date.
The table below represents the financial assets and liabilities at their carrying value and fair value:

(amounts in thousands)	As of December 31, 2017		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$73,537	$73,537	$—	$73,537	$—
Payables to brokers	$381	$381	$—	$381	$—
Financial Liabilities:
Payables to customers	$1,108,794	$1,108,794	$—	$1,108,794	$—
Convertible senior notes	$132,221	$205,073	$—	$205,073	$—

	As of December 31, 2016		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$55,868	$55,868	$—	$55,868	$—
Financial Liabilities:
Payables to customers	$1,061,146	$1,061,146	$—	$1,061,146	$—
Convertible senior notes	$124,769	$122,264	$—	$122,264	$—

4. DERIVATIVES

The Company’s contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from brokers, Payables to customers and Payables to brokers on the accompanying Consolidated Balance Sheets (amounts in thousands):

	December 31, 2017
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$121,104	$(31,556)	$89,548
CFD contracts	102,659	(62,322)	40,337
Metals contracts	4,084	(2,207)	1,877
Total	$227,847	$(96,085)	$131,762

	December 31, 2017
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/(Liabilities:)
Receivables from brokers	$73,537	$4,966	$78,503
Payables to customers	$(1,108,794)	$129,966	$(978,828)
Payables to brokers	$381	$(3,170)	$(2,789)

	December 31, 2016
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$130,301	$(59,631)	$70,670
CFD contracts	74,443	(37,241)	37,202
Metals contracts	18,766	(5,733)	13,033
Total	$223,510	$(102,605)	$120,905

	December 31, 2016
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/(Liabilities):
Receivables from brokers	$55,868	$5,228	$61,096
Payables to customers	$(1,061,145)	$115,677	$(945,468)
The Company’s derivatives include different underlyings which vary in price. Foreign exchange contracts typically have prices less than two dollars, while certain metals contracts and CFDs can have considerably higher prices. The amounts reported within Receivables from brokers, Payables to customers, Payables to brokers on the Consolidated Balance Sheets are derived from the number of contracts below (amounts in thousands):

	December 31, 2017
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	2,075,789	4,148,056
CFD contracts	126,519	174,835
Metals contracts	414	217
Total	2,202,722	4,323,108

	December 31, 2016
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	2,427,066	2,288,386
CFD contracts	112,685	156,308
Metals contracts	820	341
Total	2,540,571	2,445,035

The Company did not designate any of its derivatives as hedging instruments. Net gains with respect to derivative instruments reflected in Retail Revenue in the accompanying Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017 and 2016 were as follows (amounts in thousands):

	For the Years Ended December 31,
	2017	2016
Derivative Instruments:
Foreign currency exchange contracts	$114,149	$163,096
CFD contracts	101,663	128,737
Metals contracts	15,151	38,089
Total	$230,963	$329,922

5. RECEIVABLES FROM BROKERS

The Company has posted funds with brokers as collateral required by agreements for holding trading positions. These amounts are reflected as Receivables from brokers on the Consolidated Balance Sheets.
Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	December 31, 2017	December 31, 2016
Required collateral	$73,537	$55,868
Open foreign exchange positions	4,966	5,228
Total	$78,503	$61,096

6. PROPERTY AND EQUIPMENT
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	December 31, 2017	December 31, 2016
Software	$57,047	$52,891
Computer equipment	18,390	19,797
Leasehold improvements	11,068	11,055
Telephone equipment	643	778
Office equipment	2,110	2,138
Furniture and fixtures	3,592	2,285
Web site development costs	386	644
Gross property and equipment	93,236	89,588
Less: Accumulated depreciation and amortization	(52,494)	(53,126)
Property and equipment, net	$40,742	$36,462
Depreciation and amortization expense for property and equipment was $17.9 million, $13.9 million and $11.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.
The Company adjusted the amortization period of certain property and equipment that experienced changes in useful lives as a result of the City Index acquisition. This change in useful lives resulted in no additional charge for the year ended December 31, 2017 and an additional charge of $0.4 million for the year ended December 31, 2016. The additional charge was recorded in Integration expenses.
The Company wrote off certain property and equipment that became obsolete as a result of the City Index acquisition. This resulted in an additional charge of $1.9 million for the year ended December 31, 2015. The additional charge was recorded in Integration expenses. There was no additional charge incurred for the year ended December 31, 2017 and December 31, 2016.
The Company retired $21.0 million of fully depreciated property and equipment for the year ended December 31, 2017.
7. INTANGIBLE ASSETS
The Company’s various intangible assets consisted of the following as of (amounts in thousands):

	December 31, 2017			December 31, 2016
Intangibles	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	$60,420	$(31,698)	$28,722	$50,253	$(20,928)	$29,325
Technology	72,204	(43,270)	28,934	70,145	(37,074)	33,071
Trademark	7,680	(3,730)	3,950	7,104	(2,505)	4,599
Total finite lived intangibles	$140,304	$(78,698)	$61,606	$127,502	$(60,507)	$66,995
Trademarks not subject to amortization(1)	363	—	363	363	—	363
Total intangibles assets	$140,667	$(78,698)	$61,969	$127,865	$(60,507)	$67,358
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

The Company had the following identifiable intangible assets and weighted average amortization periods as of December 31, 2017:

Intangible Asset	Amount (in thousands)	Weighted average amortization period
Customer list	$60,420	6.9
Technology	72,204	9.0
Trademark(1)	8,043	6.7
Total intangible assets	$140,667
(1) Trademarks with an indefinite life, as described above, comprise $0.4 million of the $8.0 million of trademarks.
Amortization expense for the purchased intangibles was $16.1 million, $15.0 million and $16.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company adjusted the amortization period of certain intangible assets that experienced changes in useful lives as a result of the City Index acquisition. This change in useful lives resulted in $19.7 million of additional expense for the year ended December 31, 2015. The additional charges were recorded in Integration expenses. There was no additional charge for the year ended December 31, 2017 and December 31, 2016.

On February 7, 2017, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Forex Capital Markets L.L.C. (“FXCM”). Pursuant to the terms of the Purchase Agreement, FXCM transferred substantially all of its U.S.-domiciled customer accounts to the Company effective as of February 24, 2017. In consideration of the transfer of these accounts, the Company agreed to pay FXCM, without duplication:

•	$500 per account for each transferred account that first executes a new trade with GAIN during the 76-day period immediately following the closing of the account transfer (the “Initial Period”); and

•
$250 per account for each transferred account that (i) did not execute a new trade with GAIN during the Initial Period and (ii) executes a new trade with GAIN during the 77-day period immediately following the last day of the Initial Period.

The Company has paid $7.2 million to FXCM as consideration for the purchased accounts for the year ended December 31, 2017, which was capitalized and included as an intangible asset and amortized on a straight line basis over its two year useful life.

Future annual estimated amortization expense is as follows (amounts in thousands):

Years Ended December 31,:
2018	$16,362
2019	11,400
2020	9,486
2021	9,407
2022	6,171
Thereafter	8,780
Total	$61,606
Goodwill
Goodwill is evaluated for impairment on an annual basis during the fourth quarter and in interim periods when events or changes indicate the carrying value may not be recoverable. The Company operates under three reporting units, retail, institutional and futures. There were no additions or impairments to the carrying value of the Company’s goodwill during the year ended December 31, 2017.

For the year ended December 31, 2017, the Company performed a qualitative analysis to determine whether it was more likely than not that the fair value of its reporting units was less than their carrying value. As a result of this assessment, the Company determined that it was not necessary to perform a quantitative impairment test and concluded that goodwill assigned to each of its reporting units was not impaired at December 31, 2017.

As of December 31, 2017 and December 31, 2016, the Company had recorded goodwill of approximately $33.0 million and $32.1 million, respectively. The increase of $0.9 million was related to foreign currency translation adjustments.
The following represents the changes in the carrying amount of goodwill by segment for 2017 and 2016 (amounts in thousands):

	Retail	Institutional	Futures	Total
Carrying amount of goodwill as of December 31, 2016	$25,222	$4,519	$2,366	$32,107
Foreign currency translation adjustments	730	131	68	929
Carrying amount of goodwill as of December 31, 2017	$25,952	$4,650	$2,434	$33,036

8. OTHER ASSETS
Other assets consisted of the following as of (amounts in thousands):

	December 31, 2017	December 31, 2016
Vendor and security deposits	$11,923	$9,670
Income tax receivable	2,132	1,017
Deferred tax assets, net	10,698	15,071
GTX trade receivables	5,758	7,515
Customer debit positions	2,384	9,781
Allowance on customer debit positions	(1,959)	(9,237)
Insurance receivable	—	3,500
Prepaid assets	9,523	8,300
Miscellaneous receivables	4,872	6,615
Equity method investment	—	601
Deferred commitment fees	550	—
Total other assets	$45,881	$52,833

The allowance for doubtful accounts consisted of the following (amounts in thousands):

Balance as of January 1, 2015	$(4,555)
Addition to provision	(7,462)
Amounts collected/written off	5,185
Balance as of December 31, 2015	(6,832)
Addition to provision	(4,154)
Amounts collected/written off	1,749
Balance as of December 31, 2016	(9,237)
Addition to provision	247
Amounts collected/written off	7,031
Balance as of December 31, 2017	$(1,959)

9. RELATED PARTY TRANSACTIONS
Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company. These accounts are recorded in Payables to customers on the Consolidated Balance Sheets. The aggregate amount of these funds was $0.2 million and $0.3 million at December 31, 2017 and December 31, 2016, respectively.

IPGL Limited, the majority selling shareholder in the acquisition of City Index, has a trading account with the Company which is recorded in Payables to customers on the Consolidated Balance Sheet. The aggregate amount of these funds was $15.9 million and $3.8 million at December 31, 2017 and December 31, 2016, respectively.

10. ACQUISITIONS

City Index (Holdings) Limited

On April 1, 2015, the Company acquired the entire issued and outstanding share capital of City Index. City Index is a global online trading firm specializing in offering CFDs, forex and spread betting for retail customers. This acquisition was made to strengthen and diversify the Company’s existing global footprint in the retail business.

The purchase price consisted of approximately $6.1 million in cash, inclusive of working capital adjustments and $1.0 million in cash to be held in escrow; 5,319,149 shares of the Company’s common stock, inclusive of 4,787,234 shares to be held in escrow; and 4.125% unsecured Convertible Senior Notes with an aggregate principal amount of $60.0 million and fair value of $65.0 million, inclusive of an aggregate principal amount of $54.0 million to be held in escrow. In addition, the Company paid City Index approximately $22.4 million, which was used to settle certain inter-company liabilities between City Index and City Index Group Limited (its former parent company).

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

The weighted average lives of City Index’s intangible assets are 7.9 years for customer lists, 7.0 years for trade names, and 6.9 years for technology.

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
Restructuring

The Company incurred $1.0 million and $3.5 million of restructuring expenses for the twelve months ended December 31, 2016 and December 31, 2015, respectively. These expenses reflected the cost of reducing global headcount following the City Index acquisition and are recorded in Restructuring expenses in the Consolidated Statements of Operations and Comprehensive Income. The restructuring liabilities have all been paid as of December 31, 2016. During 2017, the Company incurred no additional restructuring expenses related to the global headcount reductions following the City Index acquisition.

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

In accordance with ASC 480-10-S99-3A, Classification and Measurement of Redeemable Securities, non-controlling interests are classified outside of permanent equity as their redemption is not (i) mandatory, (ii) at fixed prices, and (iii) exclusively within the Company’s control.

The non-controlling interests are not classified as liabilities, because redemption is not mandatory or at fixed prices. They are not classified as equity because their redemption is not exclusively in the Company’s control. Therefore, the non-controlling interests are held in temporary equity in the Consolidated Balance Sheets.

The non-controlling interests’ carrying value is determined by the Company’s purchase prices and the non-controlling interests’ share of the Company’s subsequent net income. This value is benchmarked against the redemption value of the sellers’ put options. The carrying value is adjusted to the latter, provided that it does not fall below the initial carrying values, as determined by the Company’s purchase price allocation. The Company reflects any changes caused by such an adjustment in retained earnings, rather than in current earnings.

The table below reflects the non-controlling interests effects on the Company’s financial statements:

Redeemable non-controlling interests
December 31, 2015	$11,046
Purchase of additional shares of non-controlling interests	(7,444)
Adjustment to fair value of non-controlling interests	(258)
Adjustment to the redemption value of non-controlling interests	2,715
Net income attributable to non-controlling interests	2,140
Distributions to non-controlling interest holders	(1,605)
December 31, 2016	$6,594
Adjustment to the redemption value of non-controlling interests	(1,656)
Net income attributable to non-controlling interests	620
Distributions to non-controlling interest holders	(1,147)
December 31, 2017	$4,411

12. REVOLVING CREDIT ARRANGEMENT

On August 3, 2017, the Company entered into a Credit Agreement, dated as of August 2, 2017, for a three year U.S. $50.0 million senior secured first lien revolving credit facility that matures in August 2020. Upon request of the Company, the credit facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. The credit facility contains covenants that are customary for an issuer with senior debt. As of December 31, 2017, we were in compliance with the covenants for our credit facility. The commitment fees of $0.5 million paid at establishment of the credit facility will be amortized over the life of the facility and was recorded to Other Assets.

As of December 31, 2017, there were no amounts outstanding under the revolving line of credit.

13. CONVERTIBLE SENIOR NOTES

Convertible Senior Notes due 2022

On August 22, 2017, the Company issued $92.0 million aggregate principal amount of its 5.00% Convertible Senior Notes due 2022, which amount includes the exercise in full of the over-allotment option granted to the initial purchasers of the Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a fixed rate of 5.00% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2018. The Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election. The Company currently intends to settle the debt in cash. The Notes will mature on August 15, 2022, unless earlier converted, redeemed or repurchased. The Company may not redeem the Notes prior to August 15, 2020. The net proceeds from the Note Offering were approximately $89.0 million, after deducting discounts to the initial purchasers but prior to taking into account any estimated offering expenses payable by the Company.

Prior to the close of business on the business day immediately preceding April 15, 2022, the Notes may be converted only upon the occurrence of specified events set forth in the Indenture. On or after April 15, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert their Notes at any time. Subject to the foregoing, the Notes are convertible at the option of the holders and will be settled, at the Company’s election, by the payment or delivery of cash, shares of the Company’s common stock, or a combination thereof. The conversion rate is initially 122.0107 shares of the Company’s common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $8.20 per share of common stock). The conversion rate and the corresponding conversion price will be subject to adjustment in some circumstances described in the Indenture.

If the Company undergoes a fundamental change (as defined in the Indenture), holders may require the Company to repurchase for cash all or part of their Notes at a purchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, in certain circumstances, the Company may be required to increase the conversion rate for any Notes converted in connection with a make-whole fundamental change (as defined in the Indenture).

The Company may not redeem the Notes prior to August 15, 2020. On and after August 15, 2020, and prior to the maturity date, the Company may redeem for cash all, but not less than all, of the Notes if the last reported sale price of its common stock equals or exceeds 130% of the applicable conversion price for at least 20 trading days, whether or not consecutive, during the 30 consecutive trading day period ending on the trading day immediately preceding the date the Company delivers notice of the redemption. The redemption price will equal 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, if the Company calls the Notes for redemption, a make-whole fundamental change will be deemed to occur. As a result, the Company will, in certain circumstances, increase the conversion rate for holders who convert their Notes after the Company delivers a notice of redemption and before the close of business on the business day immediately preceding the relevant redemption date.

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

Convertible Senior Notes due 2018

On November 27, 2013, the Company issued $80.0 million principal amount of 4.125% Convertible Senior Notes maturing on December 1, 2018. The Company received net proceeds of $77.9 million, after deducting the initial purchasers' discount. These Convertible Senior Notes pay interest semi-annually on June 1 and December 1 at a rate of 4.125% per year, which commenced on June 1, 2014. During the first quarter of 2016, the Company repurchased $1.9 million in principal amount of the convertible senior notes due in 2018, for an aggregate purchase price of $1.7 million. During the third quarter of 2017, the Company repurchased $71.8 million in principal amount of the convertible senior notes due in 2018, for an aggregate purchase price of $73.7 million with the proceeds from the issuance of Convertible Senior Notes due in 2022. As a result we recognized an extinguishment loss of $4.9 million. The Company currently intends to settle the remaining outstanding debt in cash upon maturity.

The Convertible Senior Notes will be convertible at an initial conversion rate of 83.33 shares of the Company’s common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $12.00. In addition, following certain corporate transactions occurring prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder electing to convert notes in connection with such corporate transaction. Upon conversion, the Company will deliver cash up to the principal amount. With respect to any conversion value in excess of the principal amount, the Company will deliver shares of its common stock, unless it elects to deliver cash in lieu of all or a portion of such shares.

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

•
During the five consecutive business day period immediately after any five consecutive trading day period (such 5 consecutive trading day period being referred to as the “measurement period”), in which the trading price (as defined in the offering memorandum) per $1,000 principal amount of the notes, as determined following a request by a holder of the notes in the manner described in the offering memorandum, for each trading day of the measurement period, was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day;

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

Under accounting guidance, an entity must separately account for the liability and equity components of a convertible debt instrument that may be settled entirely or partially in cash upon conversion. The separate accounting must reflect the issuer’s economic interest cost. The fair value of the equity component, net of pro-rata initial purchasers’ discounts, is included in the additional paid-in capital section of shareholders' equity in the Company’s Consolidated Balance Sheets. The principal amount of the Convertible Senior Notes is reduced by unamortized original issue discount, which reflects the Convertible Senior Notes fair value. The original issue discount will be amortized over the life of the Convertible Senior Notes due 2022, 2020 and 2018 using the effective interest rate of 10.4%, 8.6% and 8.1%, respectively.

Relevant accounting guidance requires entities to disclose the dilutive effects of convertible instruments. As of December 31, 2017 and 2016, the Company’s common stock had not met the convertibility criteria noted in the offering memorandum. Therefore, the Convertible Senior Notes were not dilutive as of December 31, 2017 and 2016.

The balances of the liability and equity components as of December 31, 2017 and 2016 were as follows (amounts in thousands):

	December 31,	December 31,
	2017	2016
Liability component - principal	$158,350	$138,150
Deferred bond discount	(25,624)	(13,213)
Deferred financing cost	(505)	(168)
Liability component - net carrying value	$132,221	$124,769

Additional paid in capital	$39,405	$27,822
Discount attributable to equity	(826)	(419)
Equity component	$38,579	$27,403
Interest expense related to the Convertible Senior Notes, included in Interest expense on long term borrowings in the Consolidated Statements of Operations and Comprehensive Income, was as follows (amounts in thousands):

	For the Fiscal Year Ended December 31,
	2017	2016
Interest expense - stated coupon rate	$6,535	$5,725
Interest expense - amortization of deferred bond discount and costs	5,286	4,696
Total interest expense - convertible note	$11,821	$10,421

14. SHARE BASED PAYMENTS

Total share-based compensation expense recognized during 2017, 2016 and 2015 consisted of the following (amounts in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Employee compensation and benefits	$5,093	$4,151	$3,680

On September 30, 2015, the Company’s board of directors adopted the GAIN Capital Holdings, Inc. 2015 Omnibus Incentive Compensation Plan, (the "2015 Plan"), which became effective November 30, 2015.

The 2015 Plan replaced the GAIN Capital Holdings, Inc. 2010 Omnibus Incentive Compensation Plan, (the “2010 Plan”). The 2015 Plan has available 4.0 million shares and no additional shares to be issued pursuant to the 2011 Employee Stock Purchase Plan for awards to employees, nonemployee directors, consultants, and advisors in the form of incentive stock options (“ISO”), nonqualified stock options (“NQSO"), restricted stock awards ("RSA”), restricted stock units (“RSU”), stock appreciation rights and other stock-based awards. The "evergreen" provision that allowed the Company to authorize additional shares to be issued under the 2010 plan was removed from the 2015 Plan. Accordingly, the maximum number of shares that can be issued will be fixed and cannot be increased in the future without shareholder approval.

Under the 2015 Plan, the Compensation Committee of the Board of Directors (the “Compensation Committee”) will determine the exercise price of the options granted and may grant options to purchase shares of the Company’s common stock in amounts as determined by the Compensation Committee. The Compensation Committee may grant options that are intended to qualify as ISOs under Section 422 of the Internal Revenue Code, or NQSOs which are not intended to so qualify. ISOs may only be granted to employees. Anyone eligible to participate in the 2015 Plan may receive a grant of NQSOs. The exercise price of a stock option granted under the 2015 Plan cannot be less than the fair market value of a share of the Company’s common stock on the date the option is granted. All options granted under the 2015 Plan expire seven years from the date of grant.

Stock Options

The following table summarizes the stock option activity under all plans from January 1, 2017 through December 31, 2017 (in thousands, except per share amounts):

	Options Outstanding
			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Life (Years)	Intrinsic Value
Outstanding January 1, 2017	1,393	$6.13	2.96
Granted	—	—	0.00
Exercised	(88)	4.03	3.07
Forfeited/Expired	(10)	9.80	4.39
Outstanding December 31, 2017	1,295	$6.25	2.65	$4,857
Vested and expected to vest options	1,286	$6.24	2.63	$4,824
Exercisable, December 31, 2017	1,033	$5.90	2.07	$4,235

Fair market value of common stock at exercise date	$621
Cost to exercise	356
Net value of stock options exercised	$265

The total intrinsic value of stock options exercised during 2017, 2016, and 2015, respectively, was $0.3 million, $0.5 million and $3.5 million. During 2017, the Company had 0.2 million stock options vest. The Company received $0.4 million, $0.7 million, and $2.4 million from stock option exercises in 2017, 2016, and 2015, respectively.

The Company granted 0.2 million and 0.1 million options to employees in 2016 and 2015, respectively. The weighted average grant-date fair value of stock options granted in the years ended December 31, 2016 and 2015 was $2.18 and $3.43, respectively. The Company made no option grants in 2017.

The Compensation Committee approved stock option grants with a fair market value estimated under a Black-Scholes option pricing valuation model using the following assumptions:

	For the Fiscal Year Ended December 31,
	2017	2016	2015
Valuation Assumptions
Risk-free rate	NA	1.19%	1.47%
Expected volatility	NA	47.63%	49.08%
Expected term (years)	NA	4.75	4.75
Dividend yield	NA	3.0%	2.1%

The expected volatility was calculated on the basis of the volatility of the Company's common stock. The average risk free rate is based upon the risk free rate of the U.S. Treasury bond rate with a maturity commensurate with the expected term.

Restricted Stock Units and Restricted Stock Awards

The 2015 Plan provides for the issuance of RSUs that are convertible on a 1:1 basis into shares of the Company’s common stock. The Company maintains a restricted stock unit account for each grantee. RSU grants typically vest over four years, with 25% vesting on each anniversary date of the grant. After the RSUs vest, the grantee shall receive payment in the form of cash, shares of the Company’s common stock, or a combination of the two, as determined by the Company. Payment of cash and issuance of shares shall be made upon the vesting date, upon a predetermined delivery date, upon a change in control of the Company, or upon the employee leaving the Company. The Company has historically settled these awards through the issuance of common stock to recipients and intends to continue to do so. The Company may also issue performance grants, which vest immediately, but under which delivery of the common stock is deferred until a later date. RSUs are assigned the value of the Company’s common stock at date of grant issuance, and the grant date fair value is amortized over a four year period. During 2017, 2016, and 2015, 1.0 million, 0.9 million and 0.6 million RSUs, respectively, were granted to employees and members of the Board of Directors.

A summary of the status of the Company’s non-vested shares of RSUs as of December 31, 2017 and changes during the year ended December 31, 2017 are presented below (in thousands, except per share amounts):

		Weighted Average
	Number	Grant Date
Non-Vested Shares	of RSUs	Fair Value
Non-vested at January 1, 2017	1,474	$7.49
Granted	963	8.20
Vested	(572)	7.25
Forfeited	(140)	7.86
Non-vested at December 31, 2017	1,725	$7.93

The total grant-date fair value of RSUs granted during the years ended December 31, 2017, December 31, 2016 and December 31, 2015 was $7.9 million, $6.2 million, and $5.7 million, respectively.

As of December 31, 2017, there was $11.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2015 Plan. The cost is expected to be recognized over a weighted-average period of approximately three years.

Employee Stock Purchase Plan

The 2011 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors on November 22, 2010. The ESPP became effective on January 1, 2011. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the interim purchase date through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 500,000. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. For the year ended December 31, 2017 and December 31, 2016, 103,042 shares and 96,173 shares were issued under the ESPP, respectively. The discount on the ESPP of $0.1 million is recorded in Employee compensation and benefits in the Consolidated Statement of Operations and Comprehensive Income.

15. EARNINGS PER COMMON SHARE

Basic and diluted (loss)/earnings per common share are computed by dividing net (loss)/income by the weighted average number of common shares outstanding during the period. Diluted (loss)/earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, unvested restricted stock units and unvested restricted stock awards. Approximately 0.5 million and 0.2 million stock options were excluded from the calculation of diluted (loss)/earnings per share for the years ended December 31, 2017 and 2016, respectively, as they were anti-dilutive.

Diluted (loss)/earnings per share excludes any shares of Company common stock potentially issuable under the Company’s convertible senior notes, which are discussed in Note 13. Based upon an assumed trading price of $13 for each share of the Company’s common stock, and if the relevant conditions under the indenture governing the 2018, 2020, and 2022 convertible senior notes were satisfied, there would be an additional 0.0 million, 1.5 million, and 4.2 million dilutive shares as of December 31, 2017 for the 2018, 2020 and 2022 notes, respectively.

The following table sets forth the computation of (loss)/earnings per share (amounts in thousands except share and per share data):

	For the years ended December 31,
	2017	2016	2015
Net (loss)/income applicable to GAIN Capital Holdings, Inc.	$(11,195)	$35,272	$10,279
Adjustment(1)	1,656	(2,715)	308
Net (loss)/income available to GAIN common shareholders	$(9,539)	$32,557	$10,587
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	46,740,097	48,588,917	47,601,979
Effect of dilutive securities:
Stock options	245,259	163,223	424,087
RSUs/RSAs	35,746	33,534	352,985
Diluted weighted average common shares outstanding	46,740,097	48,785,674	48,379,051
(Loss)/earnings per common share:
Basic	$(0.20)	$0.67	$0.22
Diluted	$(0.20)	$0.67	$0.22

(1)
During the years ending December 31, 2017, 2016 and 2015, the Company concluded that the carrying value of the Company’s redeemable non-controlling interests was less than their redemption value, requiring that an adjustment to the carrying value be recorded for purposes of calculating earnings per common share. The adjustment to increase or reduce the carrying value will, respectively, reduce or increase earnings per common share by reducing or increasing net income available to common shareholders.

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

17. COMMITMENTS AND CONTINGENCIES

Leases & Purchase Obligations — The Company leases office space under non-cancelable operating lease agreements that expire on various dates through 2025. Such leases do not require any contingent rental payments or impose any financial restrictions. Certain of the Company’s leases include renewal options and escalation clauses. In addition, the Company has certain non-cancelable purchase obligations for its operational needs. Future annual minimum lease payments for the Company’s non-cancellable operating leases and purchase obligations are as follows (amounts in thousands):

Years Ended December 31,:
2018	$22,188
2019	8,993
2020	5,409
2021	3,988
2022	3,516
2023 and beyond	5,333
Total	$49,427

Rent expense, which is recorded on a straight-line basis, was $2.6 million, $2.9 million, and $3.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

18. INCOME TAXES
The following table presents the U.S. and non-U.S. components of (loss)/income before income tax (benefit)/expense for the years ended December 31, 2017, 2016, and 2015 (amounts in thousands):

	For the Fiscal Year Ended
	December 31,
	2017	2016	2015
U.S.	$(20,685)	$2,701	$(39,761)
Non-U.S.	3,598	44,541	48,188
Total (loss)/income before tax (benefit)/expense	$(17,087)	$47,242	$8,427

Income tax (benefit)/expense consisted of (amounts in thousands):

	For the Fiscal Year Ended
	December 31,
	2017	2016	2015
Current
Federal	$(5,765)	$3,365	$1,136
State	48	336	172
U.K.	771	8,859	7,239
Japan	188	64	127
Australia	571	—	—
Other non-U.S.	(39)	625	169
Total current income tax (benefit)/expense	(4,226)	13,249	8,843
Deferred
Federal	(938)	(276)	(9,889)
State	(953)	(822)	(1,375)
U.K.	(1,558)	601	(337)
Singapore	412	(2,162)	—
Japan	175	(528)	(148)
Other non-U.S.	233	(620)	(545)
Change in valuation allowance	—	326	(61)
Total deferred tax benefit	(2,629)	(3,481)	(12,355)
Total income tax (benefit)/expense	$(6,855)	$9,768	$(3,512)

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Consolidated Balance Sheets.

Significant components of the Company’s deferred tax assets and liabilities were as follows (amounts in thousands):

	December 31,
	2017	2016
Deferred tax assets
Foreign net operating losses	$10,474	$10,161
Share-based compensation	1,105	1,506
Intangible assets	1,554	5,423
Basis difference in property and equipment	3,938	5,138
Other	943	2,793
Total deferred tax assets	18,014	25,021
Valuation allowance	(1,156)	(1,179)
Total deferred tax assets after valuation allowance	16,858	23,842

Deferred tax liabilities
Unrealized trading losses	(559)	(4,234)
Discount on convertible note	(5,601)	(4,727)
Other	—	(181)
Total deferred liabilities	(6,160)	(9,142)
Net deferred tax assets	$10,698	$14,700

The Company has $58.6 million in net operating loss (“NOL”) carry forwards as of December 31, 2017. These NOLs begin to expire in 2020. The Company has a deferred tax asset of $10.5 million relating to these NOLs for which it has established a valuation allowance of $1.0 million. The net change in the valuation allowance is $0.02 million.

The following table reconciles the effective tax rate to the U.S. federal statutory income tax rate:

	2017	2016	2015
Federal income tax at statutory rate	35.00%	35.00%	35.00%
Increase/(decrease) in effective tax rate resulting from:
State income tax	3.44%	(0.67)%	(9.25)%
Foreign rate differential	(52.55)%	8.20%	(96.96)%
Deemed dividends	—%	0.01%	55.30%
Non-deductible transaction costs	—%	—%	11.71%
Impact of non-controlling interests	1.27%	(1.59)%	(6.89)%
Contingent liability	—%	—%	(27.92)%
Foreign losses	—%	—%	(19.20)%
162 (m)	(0.85)%	0.33%	3.44%
GFT carryback	—%	—%	(6.58)%
Uncertain tax positions	26.94%	2.36%	19.67%
Impairment of investment	—%	8.36%	—%
Non-taxable dividend	62.44%	(32.16)%	—%
U.K. bank tax	—%	2.92%	—%
Rate changes	(13.14)%	(1.34)%	—%
Toll tax inclusion	(25.96)%	—%	—%
Foreign tax credit	10.28%	—%	—%
True-ups and deferred tax adjustments	(2.73)%	(2.78)%	—%
Other permanent differences	(4.03)%	2.04%	—%
Effective Tax Rate	40.11%	20.68%	(41.68)%

In 2017, the Company had a number of discrete tax items that impacted its effective tax rate:

•	The Company paid inter-company dividends due to internal restructuring of $41.5 million, which are non-taxable in the jurisdictions received.

•	The Company released $4.6 million of income tax contingencies.

•
As a result of the enactment of the “Tax Cuts and Jobs Act” in the U.S. on December 22, 2017 (the "Tax Reform"), the Company: (1) included a provisional $12.6 million of additional income, related to the mandatory deemed repatriation of untaxed foreign earnings, offset by current year losses and a foreign tax credit of $1.7 million; and (2) incurred $2.2 million of tax expense with respect to a DTA revaluation as a result of the change in corporate tax rate from 35% to 21%.

•
The current U.S. tax liability has been estimated using provisional amounts of untaxed foreign earnings. Additionally, the impact of foreign tax credits and the impact on state taxes is provisional. These provisional amounts will be finalized within the measurement period.

At December 31, 2017, as a result of the Tax Reform, the Company has changed its position regarding the repatriation of earnings of its foreign subsidiaries. The Company asserts that the earnings of its foreign subsidiaries will be permanently reinvested in the working capital and other business needs of the subsidiaries to the extent that repatriation of these earnings would trigger additional capital gains and/or foreign withholding taxes. As such, amounts that can be brought back without triggering capital gains and/or foreign withholding taxes will not be considered permanently reinvested. Based on our analysis, we do not believe that the potential impact of the unrecognized deferred tax liability associated with the repatriation of such earnings would be material to the financial statements.

At December 31, 2017, the Company did not have any uncertain tax positions.

The following table summarizes the activity to the gross unrecognized tax benefits from uncertain tax positions (amounts in thousands):

	As of December 31,
	2017	2016	2015
Beginning balance as of January 1	$4,628	$11,801	$10,517
Increases based on tax positions related to the current period	—	—	885
Increases/(decreases) based on tax positions related to prior periods	(4,331)	(6,617)	429
Decreases related to settlements	(297)	(554)	—
Decreases related to a lapse of applicable statute of limitations	—	(2)	(30)
Ending balance as of December 31	$—	$4,628	$11,801

Included in the balance of unrecognized tax benefits as of December 31, 2017, December 31, 2016, and December 31, 2015 are $0.0 million, $4.6 million and $11.8 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The Company’s open tax years range from 2013 through 2017 for its U.S. federal returns, from 2015 through 2017 for the U.K., from 2012 through 2017 for Japan, and from 2012 through 2017 for its major state jurisdictions. It is reasonably possible that the amount of liability for unrecognized tax benefits could change during the next 12 months due to open examinations. An estimate of the range of the possible change cannot be made until issues are further developed or examinations closed.

In addition to the total unrecognized tax benefits noted above, the Company recorded $0.0 million, $0.9 million, and $1.8 million of penalties and interest for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. These amounts are recorded in Income tax (benefit)/expense in the Consolidated Statements of Operations and Comprehensive Income and are part of the uncertain tax positions impact when reconciling the federal income tax rate to the Company’s effective tax rate.

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

The expense recorded to employee compensation and benefits on the Consolidated Statements of Operations and Comprehensive Income by the Company for its employees’ participation in the respective plans during the years ended December 31, 2017, 2016 and 2015 was $0.9 million, $0.9 million, and $0.9 million, respectively.

20. REGULATORY REQUIREMENTS

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of December 31, 2017 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$34.7	$48.0	$13.3	138%
GAIN Capital Securities, Inc.	0.1	0.4	0.3	400%
GAIN Capital U.K., Ltd.	69.7	208.1	138.4	299%
GAIN Capital Japan Co., Ltd.	1.5	9.0	7.5	600%
GAIN Capital Australia, Pty. Ltd.	0.8	4.7	3.9	588%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	4.7	2.8	247%
GAIN Global Markets, Inc.	1.6	2.4	0.8	150%
GAIN Capital-Forex.com Canada, Ltd.	0.2	1.7	1.5	850%
GAIN Capital Singapore Pte., Ltd.	0.6	6.0	5.4	1,000%
Trade Facts, Ltd.	0.6	3.2	2.6	533%
Global Asset Advisors, LLC	—	1.8	1.8	180%
GAIN Capital Payments Ltd.	0.2	0.4	0.2	200%
GTX SEF, LLC	1.0	1.4	0.4	140%
Total	$112.9	$291.8	$178.9	258%

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

Retail Segment
Business in the retail segment is conducted primarily through the Company’s FOREX.com and City Index brands. The Company provides its retail customers around the world with access to over 12,500 global financial markets, including spot forex, precious metals and CFDs on commodities, indices, individual equities and interest rate products, as well as OTC options on forex. In the United Kingdom, the Company also offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment to residents of that country.

Institutional Segment
The institutional segment provides agency execution services and offers access to markets and self-directed trading in foreign exchange, commodities, equities, options and futures via an electronic communications network, or ECN, through the Company’s GTX platform. The Company also offers high touch sales and trading aided by a team of sales employees.

Futures Segment
The futures segment offers execution and related services for exchange-traded futures and futures options on major U.S. and European exchanges. The Company offers futures services through its subsidiary, GAIN Capital Group, LLC, under the GAIN Capital Futures brand. In addition, in 2014, the Company expanded its futures business by acquiring majority interests in GAA and TT.

Corporate and other
Corporate and other provides general corporate services to the Company’s segments and also includes eliminations between operating segments which were $2.3 million, $1.2 million and $1.3 million for the twelve months ended December 31, 2017, 2016 and 2015, respectively. Corporate and other revenue primarily comprises foreign currency transaction gains and losses. During the twelve months ended December 31, 2015, corporate and other revenue also included a $6.7 million adjustment to the contingent consideration related to the Trade Facts acquisition.

Selected financial information by segment is presented in the following tables (amounts in thousands):

	Retail
	Year Ended December 31,
	2017	2016	2015
Net revenue	$237,418	$336,353	$351,472

Employee compensation and benefits	60,887	62,423	67,515
Selling and marketing	29,929	27,666	26,129
Referral fees	39,711	55,080	87,175
Other operating expenses	61,735	75,488	76,301
Segment profit	$45,156	$115,696	$94,352

	Institutional
	Year Ended December 31,
	2017	2016	2015
Net revenue	$31,155	$30,219	$35,072

Employee compensation and benefits	13,887	14,424	15,305
Selling and marketing	86	103	138
Other operating expenses	12,274	10,342	9,573
Segment profit	$4,908	$5,350	$10,056

	Futures
	Year Ended December 31,
	2017	2016	2015
Net revenue	$40,291	48,084	45,797

Employee compensation and benefits	9,387	11,967	10,634
Selling and marketing	786	972	901
Referral fees	13,960	15,672	16,348
Other operating expenses	12,931	14,769	13,960
Segment profit	$3,227	$4,704	$3,954

	Corporate and Other
	Year Ended December 31,
	2017	2016	2015
Other revenue	$(240)	$(2,831)	$(3,716)

Employee compensation and benefits	11,057	13,090	13,127
Selling and marketing	399	1	—
Other operating expenses	6,453	10,210	11,038
Loss	$(18,149)	$(26,132)	$(27,881)

Reconciliation of operating segment profit to (loss)/income before income tax (benefit)/expense

	For the Fiscal Year Ended December 31,
	2017	2016	2015
Retail segment	$45,156	$115,696	$94,352
Institutional segment	4,908	5,350	10,056
Futures segment	3,227	4,704	3,954
Corporate and other	(18,149)	(26,132)	(27,881)
SEGMENT PROFIT	35,142	99,618	80,481
Depreciation and amortization	17,907	13,905	11,111
Purchased intangible amortization	16,110	15,016	16,550
Acquisition expenses	—	—	2,819
Restructuring expenses	—	1,041	3,482
Integration expenses	—	2,788	33,092
Impairment of investment	620	—	—
Change in fair value to contingent consideration	—	—	(6,722)
Legal settlement	—	9,205	—
SNB bad debt provision	—	—	2,500
Other corporate expenses	827	—	—
OPERATING (LOSS)/PROFIT	(322)	57,663	17,649
Interest expense on long term borrowings	11,821	10,421	9,222
Loss on extinguishment of debt	4,944	—	—
(LOSS)/INCOME BEFORE INCOME TAX (BENEFIT)/EXPENSE	$(17,087)	$47,242	$8,427

Net revenue by geographic area for the years ended December 31, 2017, 2016 and 2015 is as follows (amounts in thousands):

	2017	2016	2015
Net Revenue(1):
North America(2)	$126,811	$126,600	$107,534
Europe(3)	154,027	264,879	307,087
Other	27,786	20,346	20,726
Total Net Revenue	$308,624	$411,825	$435,347

(1) - Net revenue is attributed to individual countries based on the jurisdiction of the formation of the reporting entity that records the transaction.
(2) - Includes U.S. net revenue of $117.4 million, $126.3 million, and $107.5 million for 2017, 2016, and 2015 respectively.
(3) - Includes U.K. net revenue of $154.2 million and $264.7 million, and $307.3 million for 2017, 2016, and 2015 respectively.

Long-lived assets by geographic area as of December 31, 2017 and 2016 are as follows (amounts in thousands):

	2017	2016
Long-lived assets(1):
North America(2)	$8,848	$6,875
Europe(3)	29,961	27,779
Other	1,933	1,808
Total long-lived assets	$40,742	$36,462
(1) - Long-lived assets are comprised of property and equipment, net. They exclude goodwill, other intangible assets and other assets, which are not attributable to any one geographic location.
(2) - Includes U.S. long-lived assets of $8.8 million and $6.9 million for 2017 and 2016, respectively.
(3) - Includes U.K. long-lived assets of $30.0 million and $27.8 million for 2017 and 2016, respectively.

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for 2017 and 2016 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the Year Ended December 31, 2017
Total non-interest revenue	$58,889	$96,901	$79,923	$67,965
Net revenue	$59,567	$98,054	$81,313	$69,690
Income/(loss) before income tax expense	$(23,659)	$15,120	$(1,896)	$(6,652)
Net income/(loss)	$(18,786)	$14,092	$(2,355)	$(3,526)
Net income attributable to non-controlling interest	$85	$153	$225	$157
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$(18,871)	$13,939	$(2,580)	$(3,683)
Basic net income/(loss) per share	$(0.39)	$0.31	$(0.04)	$(0.08)
Diluted net income/(loss) per share	$(0.39)	$0.31	$(0.04)	$(0.08)

For the Year Ended December 31, 2016
Total non-interest revenue	$115,340	$107,975	$71,966	$115,427
Net revenue	$115,554	$108,290	$72,223	$115,758
Income/(loss) before income tax expense	$11,064	$16,629	$(7,156)	$26,705
Net income/(loss)	$8,701	$11,586	$(3,966)	$21,091
Net income attributable to non-controlling interest	$349	$745	$748	$298
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$8,352	$10,841	$(4,714)	$20,793
Basic net income/(loss) per share	$0.17	$0.19	$(0.11)	$0.42
Diluted net income/(loss) per share	$0.17	$0.19	$(0.11)	$0.42

23. SUBSEQUENT EVENTS

In March 2018, the Company announced the payment of a $0.06 dividend per share of Common Stock payable on March 30, 2018 to stockholders of record on March 27, 2018.

Schedule I
GAIN CAPITAL HOLDINGS, INC.
(Parent Company Only)
Condensed Balance Sheets
(in thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS:
Cash and cash equivalents	$138	$3,350
Equity investments in subsidiaries	523,353	501,553
Income tax receivable	1,864	903
Deferred tax assets, net	4,969	10,120
Other assets	3,153	6,100
Total assets	$533,477	$522,026
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Accrued compensation and benefits	$—	$60
Accrued expenses and other liabilities	7,170	13,489
Payable to affiliates	108,338	89,526
Convertible senior notes	132,221	124,769
Total liabilities	247,729	227,844
Commitments and contingent liabilities (refer to Note 3)
Shareholders’ Equity
Common stock ($0.00001 par value; 120 million shares authorized, 53,612,340 shares issued and 45,152,299 shares outstanding as of December 31, 2017; 120 million shares authorized, 52,848,811 shares issued and 48,220,243 shares outstanding as of December 31, 2016)	—	—
Additional paid-in capital	235,659	218,392
Retained earnings	122,686	143,399
Accumulated other comprehensive loss	(15,670)	(36,842)
Treasury stock, at cost (8,460,041 shares at December 31, 2017 and 4,628,568 at December 31, 2016, respectively)	(56,927)	(30,767)
Total shareholders’ equity	285,748	294,182
Total liabilities and shareholders’ equity	$533,477	$522,026
The accompanying notes are an integral part of these condensed financial statements.

Schedule I
GAIN CAPITAL HOLDINGS, INC.
(Parent Company Only)
Condensed Statements of Operations and Comprehensive Income
(in thousands)

	Year Ended December 31,
	2017	2016	2015
REVENUE:
Dividends from subsidiaries	$6,900	$—	$38,642
Interest and other	30	64	178
Total revenue	$6,930	$64	$38,820
OPERATING EXPENSES:
Interest expense	204	39	63
Employee compensation and benefits	728	6,852	10,096
Legal settlement	2	9,205	—
General and administrative	4,905	6,412	6,775
Total operating expense	5,839	22,508	16,934
Interest expense on long term borrowings	11,821	10,421	9,222
Loss on extinguishment of debt	4,944	—	—
(LOSS)/INCOME BEFORE INCOME TAX EXPENSE	(15,674)	(32,865)	12,664
Income tax (benefit)/expense	(7,614)	2,603	(10,875)
NET (LOSS)/INCOME BEFORE UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(8,060)	(35,468)	23,539
Equity in (loss)/earnings of subsidiaries	(3,135)	70,741	(13,260)
NET (LOSS)/INCOME	(11,195)	35,273	10,279
Other comprehensive income/(loss):
Foreign currency translation adjustment	21,172	(30,977)	(4,352)
TOTAL COMPREHENSIVE INCOME	$9,977	$4,296	$5,927
The accompanying notes are an integral part of these condensed financial statements.

Schedule I
GAIN CAPITAL HOLDINGS, INC.
(Parent Company Only)
Condensed Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(11,195)	$35,273	$10,279
Adjustments to reconcile net (loss)/income to cash provided by operating activities
Equity in loss/(earnings) of subsidiaries	3,135	(70,741)	13,260
Loss/(gain) on extinguishment of debt	4,944	(89)	—
(Gain)/loss on foreign currency exchange rates	(16)	21	(66)
Deferred tax benefit	(1,891)	(1,098)	(11,264)
Amortization of deferred financing costs	495	442	354
Dividends received	—	28	—
Share-based compensation	5,093	4,151	3,680
Convertible senior notes discount amortization	4,917	4,310	3,624
Changes in operating assets and liabilities:
Receivables from affiliates	—	2,442	37,548
Other assets	2,944	(5,861)	7,237
Income tax payable	(945)	13,121	(9,069)
Accrued compensation and benefits	(60)	(151)	160
Accrued expenses and other liabilities	(6,972)	(6,949)	(4,876)
Payable to affiliates	18,828	64,064	(36,549)
Cash provided by operating activities	19,277	38,963	14,318
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in and funding of subsidiaries	(2,106)	(16,513)	7,081
Cash (used in)/provided by investing activities	(2,106)	(16,513)	7,081
CASH FLOWS FROM FINANCING ACTIVITIES:
Contractual payments for acquisitions	—	—	(11,829)
Convertible note issuance, net of commissions	89,010	—	—
Repurchase of convertible notes	(73,057)	(1,735)	—
Proceeds from exercise of stock options	—	706	2,386
Proceeds from employee stock purchase plan	642	610	789
Purchase of treasury stock	(26,160)	(8,959)	(5,088)
Excess tax benefit from employee stock option exercises	356	49	1,140
Dividend payments	(11,174)	(10,222)	(9,530)
Cash used in financing activities	(20,383)	(19,551)	(22,132)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3,212)	2,899	(733)
CASH AND CASH EQUIVALENTS — Beginning of year	3,350	451	1,184
CASH AND CASH EQUIVALENTS — End of year	$138	$3,350	$451
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid	$5,012	$5,830	$4,538
Tax refunds/(tax payments)	$827	$(3,552)	$733
Non-cash financing activities related to acquisitions:
Common stock issued as consideration for asset and business acquisitions	$—	$—	$45,100
The accompanying notes are an integral part of these condensed financial statements.

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

The Company has several subsidiaries that are subjected to minimum net capital requirements as noted in Note 20 - Regulatory Requirements, in the accompanying consolidated financial statements. In accordance with SEC Rule § 210.12-04 Condensed financial information of registrant, the condensed financial information of the Parent Company is required to be presented when the restricted net assets of consolidated subsidiaries exceed 25 percent of the consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the Parent Company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party such as the primary regulators of the Company’s operating subsidiaries.

The Parent Company on a stand-alone basis, has accounted for majority-owned subsidiaries using the equity method of accounting.

2.    Transactions with Subsidiaries

The Parent Company has transactions with its subsidiaries determined on an agreed upon basis. Cash dividends from subsidiaries were $6.9 million, $0.0 million, and $38.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

3.    Commitments and Contingencies

For a discussion of commitments and contingencies, please refer to Note 17 to the Company’s consolidated financial statements.

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

2.3
Amended and Restated Stock Purchase Agreement, dated as of September 24, 2013, by and among GAIN Capital Holdings, Inc., Gary J. Tilkin and Global Futures & Forex, Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on September 25, 2013, No. 001-35008).

2.4
Share Purchase Agreement, dated as of October 31, 2014, by and among GAIN Capital Holdings, Inc., City Index Group Limited, INCAP Gaming B.V. and IPGL Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K/A, filed on January 12, 2015, No. 001-35008).

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

3.2
Certificate of Designation of Series A Participating Cumulative Preferred Stock of GAIN Capital Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 10, 2013, No. 001-35008).

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

4.3
Amendment to Investor Rights Agreement, dated as of November 18, 2013, by and among the Company, the Investors named therein and the Founding Stockholder, as defined therein (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 17, 2014, No. 001-35008).

4.4
Rights Agreement, dated as of April 9, 2013, between GAIN Capital Holdings, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on April 10, 2013, No. 001-35008).

4.5
Indenture, dated as of November 27, 2013, between GAIN Capital Holdings, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2013, No. 001-35008).

4.6
Indenture, dated as of April 1, 2015, between GAIN Capital Holdings, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.11 of the Registrant’s Registration Statement on Form S-3, as amended, No. 333-208175).

4.7
Indenture, dated as of August 22, 2017, between GAIN Capital Holdings, Inc. and The Bank of New York Mellon (incorporated by reference to exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on August 23, 2017, No. 001-35008).

4.8	Form of 5.00% Convertible Senior Notes due 2022 (included in Exhibit 4.7).

10.1	2015 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on October 15, 2015, No. 001-35008).**

10.2	2010 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.3	2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.4	Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2010, filed on March 30, 2011, No. 001-35008).**

10.5	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632). **

10.6	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632). **

10.7	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632). **

10.8	Form of Restricted Stock Unit Agreement (Time Vesting) (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.9	Form of Restricted Stock Unit Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

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

10.40
Stockholders' Agreement, effective as of October 31, 2014, among GAIN Capital Holdings, Inc., City Index Group Limited and the other parties identified as "Stockholders" therein (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K/A, filed on January 12, 2015, No. 001-35008).

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

10.43
Asset Purchase Agreement, dated as of February 7, 2017, by and between GAIN Capital Group, LLC and Forex Capital Markets L.L.C. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 10, 2017, No. 001-35008)

10.44
Credit Facility, dated as of August 2, 2017, by and among GAIN Capital Holdings, Inc., Barclays Bank PLC, Sterling National Bank and the lenders set forth therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 8, 2017, No. 001-35008).

10.45*	Executive Employment Agreement, dated November 7, 2017, by and between GAIN Capital UK Ltd. and Alastair Hine **

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of BDO LLP

23.3*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Compensation related contract.

†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

+
XBRL (Extensible Business Reporting Language) information is furnished and not filed, and is not a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2018.

GAIN CAPITAL HOLDINGS, INC.
By:	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Glenn H. Stevens	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2018
Glenn H. Stevens

/s/ Nigel Rose	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2018
Nigel Rose

/s/ Joseph A. Schenk	Chairman of the Board of Directors	March 14, 2018
Joseph A. Schenk

/s/ Peter Quick	Director	March 14, 2018
Peter Quick

/s/ Christopher W. Calhoun	Director	March 14, 2018
Christopher W. Calhoun

/s/ Thomas Bevilacqua	Director	March 14, 2018
Thomas Bevilacqua

/s/ Christopher S. Sugden	Director	March 14, 2018
Christopher S. Sugden

/s/ Mark Richards	Director	March 14, 2018
Mark Richards

/s/ Alex Goor	Director	March 14, 2018
Alex Goor