Form 10-Q
period 2018-03-31
GAIN Capital Holdings, Inc.
filed 2018-05-09
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 27, 2018, the registrant had 44,753,644 shares of common stock, $0.00001 par value per share, outstanding.

GAIN CAPITAL HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	March 31, 2018	December 31, 2017
ASSETS:
Cash and cash equivalents	$239,704	$209,688
Cash and cash equivalents held for customers	963,221	978,828
Receivables from brokers	72,017	78,503
Property and equipment, net	40,173	40,742
Intangible assets, net	59,152	61,969
Goodwill	33,443	33,036
Other assets	46,898	45,881
Total assets	$1,454,608	$1,448,647
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers	$963,221	$978,828
Payables to brokers	—	2,789
Accrued compensation and benefits	8,782	10,104
Accrued expenses and other liabilities	37,294	33,947
Income tax payable	3,630	599
Convertible senior notes	133,734	132,221
Total liabilities	$1,146,661	$1,158,488
Commitments and contingent liabilities
Redeemable non-controlling interests	$1,953	$4,411
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized, 53,944,154 shares issued and 44,901,625 shares outstanding as of March 31, 2018; 120 million shares authorized, 53,612,340 shares issued and 45,152,299 shares outstanding as of December 31, 2017)	$—	$—
Additional paid-in capital	237,560	235,659
Retained earnings	135,762	122,686
Accumulated other comprehensive loss	(6,196)	(15,670)
Treasury stock, at cost (9,042,529 shares at March 31, 2018 and 8,460,041 at December 31, 2017)	(61,132)	(56,927)
Total shareholders’ equity	305,994	285,748
Total liabilities and shareholders’ equity	$1,454,608	$1,448,647
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
REVENUE:
Retail revenue	$84,120	$38,931
Institutional revenue	8,455	8,367
Futures revenue	10,645	10,580
Other revenue	1,895	1,011
Total non-interest revenue	105,115	58,889
Interest revenue	2,122	841
Interest expense	374	163
Total net interest revenue	1,748	678
Net revenue	$106,863	$59,567
EXPENSES:
Employee compensation and benefits	$27,751	$24,215
Selling and marketing	6,027	9,256
Referral fees	11,948	16,441
Trading expenses	8,468	8,067
General and administrative	12,985	9,737
Depreciation and amortization	5,669	4,019
Purchased intangible amortization	4,204	3,602
Communications and technology	5,524	5,152
Bad debt provision	1,118	72
Impairment of investment	(130)	—
Total operating expense	83,564	80,561
OPERATING PROFIT/(LOSS)	23,299	(20,994)
Interest expense on long term borrowings	3,340	2,665
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE/(BENEFIT)	19,959	(23,659)
Income tax expense/(benefit)	3,698	(4,893)
Equity in net loss of affiliate	—	(20)
NET INCOME/(LOSS)	16,261	(18,786)
Net income attributable to non-controlling interests	175	85
NET INCOME/(LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	16,086	(18,871)
Other comprehensive income/(loss):
Foreign currency translation adjustment	9,474	4,539
NET COMPREHENSIVE INCOME/(LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$25,560	$(14,332)
Earnings/(loss) per common share:
Basic	$0.35	$(0.39)
Diluted	$0.35	$(0.39)
Weighted average common shares outstanding used in computing earnings/(loss) per common share:
Basic	45,017,716	47,894,546
Diluted	45,523,766	47,894,546
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE—December 31, 2017	45,152,299	$—	$(56,927)	$235,659	$122,686	$(15,670)	$285,748
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	16,086	—	16,086
Exercise of options	56,500	—	—	443	—	—	443
Conversion of restricted stock into common stock	275,314	—	—	—	—	—	—
Purchase of treasury stock	(580,064)	—	(4,187)	—	—	—	(4,187)
Shares withheld for net settlements of share-based awards	(2,424)	—	(18)	—	—	—	(18)
Share-based compensation	—	—	—	1,458	—	—	1,458
Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	(367)	—	(367)
Dividends declared	—	—	—	—	(2,643)	—	(2,643)
Foreign currency translation adjustment	—	—	—	—	—	9,474	9,474
BALANCE—March 31, 2018	44,901,625	$—	$(61,132)	$237,560	$135,762	$(6,196)	$305,994

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE—December 31, 2016	48,220,243	$—	$(30,767)	$218,392	$143,399	$(36,842)	$294,182
Net loss applicable to Gain Capital Holdings, Inc.	—	—	—	—	(18,871)	—	(18,871)
Exercise of options	182,751	—	—	—	—	—	—
Purchase of treasury stock	(612,423)	—	(4,662)	—	—	—	(4,662)
Shares withheld for net settlements of share-based awards	(22,598)	—	(182)	—	—	—	(182)
Share-based compensation	—	—	—	1,113	—	—	1,113
Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	68	—	68
Dividends declared	—	—	—	—	(2,874)	—	(2,874)
Foreign currency translation adjustment	—	—	—	—	—	4,539	4,539
BALANCE—March 31, 2017	47,767,973	$—	$(35,611)	$219,505	$121,722	$(32,303)	$273,313
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$16,261	$(18,786)
Adjustments to reconcile net (loss)/income to cash (used in)/provided by operating activities
(Gain)/loss on foreign currency exchange rates	(1,325)	(117)
Depreciation and amortization	9,872	7,621
Deferred tax expense/(benefit)	(1,607)	—
Amortization of deferred financing costs	163	110
Bad debt provision	1,118	72
Convertible senior notes discount amortization	1,350	1,130
Share-based compensation	1,458	1,113
Equity in net loss of affiliate	—	20
Changes in operating assets and liabilities:
Receivables from brokers	7,304	(14,365)
Other assets	1,441	2,969
Payable(s) to customer(s)	(36,506)	86,437
Payables to brokers	(2,789)	—
Accrued compensation and benefits	(1,538)	(8,720)
Accrued expenses and other liabilities	(523)	(3,334)
Income tax payable	3,127	(2,376)
Net cash (used in)/provided by operating activities	(2,194)	51,774
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,938)	(5,639)
Acquisition of FXCM assets	—	(5,125)
Net cash used in investing activities	(3,938)	(10,764)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	443	—
Purchase of treasury stock	(4,205)	(4,844)
Dividend payments	(2,643)	(2,874)
Distributions to non-controlling interest holders	(90)	(811)
Net cash used in financing activities	(6,495)	(8,529)
Effect of exchange rate changes on cash and cash equivalents	27,036	13,102
NET INCREASE IN CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD FOR CUSTOMERS	14,409	45,583
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD FOR CUSTOMERS—Beginning of period	1,188,516	1,180,228
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD FOR CUSTOMERS—End of period	$1,202,925	$1,225,811
Cash and cash equivalents	239,704	183,667
Cash and cash equivalents held for customers	963,221	1,042,144
CASH AND CASH EQUIVALENTS AND CASH AND CASH EQUIVALENTS HELD FOR CUSTOMERS—End of period	$1,202,925	$1,225,811

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Cash (paid)/received during the year for:
Interest	$(2,585)	$(163)
Income taxes	$(166)	$(403)
Non-cash financing activities:
Adjustment to redemption value of non-controlling interests	$(367)	$68
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

The Company is a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. The Company operates its business in three segments. Through its retail segment, the Company provides its retail customers around the world with access to a diverse range of global financial markets, including spot forex, precious metals, as well as spread bets and contracts for difference, or CFDs, on currencies, commodities, indices, individual equities, cryptocurrencies, bonds and interest rate products, as well as OTC options. The Company’s institutional segment provides agency execution services and electronic access to spot and forward foreign exchange and precious metals markets via the electronic communications network, or ECN, GTX. The Company’s futures segment offers execution and risk management services for exchange-traded products on major U.S. and European exchanges, including Bitcoin. For more information about the Company’s segments, please see Note 18.

Group, LLC is a retail foreign exchange dealer (“RFED”) and a Futures Commission Merchant (“FCM”) registered with the Commodity Futures Trading Commission (the “CFTC”). As such, it is subject to the regulations of the CFTC, an agency of the U.S. government, and the rules of the National Futures Association (“NFA”), an industry self-regulatory organization.

GAIN Capital UK Limited ("GCUK") is registered in the United Kingdom (“U.K.”) and regulated by the Financial Conduct Authority (“FCA”) as a full scope €730k IFPRU Investment Firm.

Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements for the interim periods. The financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the Securities and Exchange Commission's ("SEC") regulations for interim financial statements, and, in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, after the elimination of inter-company transactions and balances.

2. ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In January 2017, the Financial Accounting Standard Board (the "FASB") issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2) from the goodwill impairment test. Instead, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The guidance will be effective prospectively for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted after January 1, 2017. The Company has adopted this ASU as of January 1, 2018, and will apply Step 2 to the extent it is required.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” which requires that companies present cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents (restricted cash) when reconciling beginning-of-period and end-of-period totals on the Statement of Cash Flows. The Company has retrospectively adopted this

ASU as of January 1, 2018 and as a result Net cash provided by operating activities of continuing operations on the Statement of Cash Flows increased by $86.4 million for the three months ended March 31, 2017.

The Company defines restricted cash to include cash and cash equivalents held for customers and represents cash and other highly liquid assets held to fund customer liabilities in connection with trading positions. Included in this balance are funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company records a corresponding liability in connection with this amount in Payables to customers. In addition, the Company holds certain customer funds in segregated or secured broker accounts. Legally segregated balances are not available for general use, in accordance with certain jurisdictional regulatory requirements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which is part of ASC Topic 606. It defines how companies report revenues from contracts with customers and also requires certain enhanced disclosures. The standard’s provisions and related amendments are effective for annual reporting periods beginning after December 15, 2017. On January 1, 2018, the Company adopted this guidance, which did not have a material impact on the Company’s financial statements. A substantial portion of revenue falls under ASC Topic 825, Financial Instruments, which is excluded from the scope of the new guidance. The Company adopted ASU No. 2014-09 using the modified retrospective approach. See Note 3 Revenue Recognition for additional disclosure.

Not Yet Adopted

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

3. REVENUE RECOGNITION

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which is part of ASC Topic 606. It defines how companies report revenues from contracts with customers and also requires certain enhanced disclosures. The standard’s provisions and related amendments are effective for annual reporting periods beginning after December 15, 2017. On January 1, 2018, the Company adopted this guidance, which did not have a material impact on the Company’s financial statements. A substantial portion of the Company's retail revenue as well as interest revenue falls under ASC Topic 825, “Financial Instruments”, which is excluded from the scope of the new Topic 606. Additionally, the Company’s institutional and futures segment revenues were not materially impacted as the satisfaction of performance obligations under the new guidance is materially consistent with the Company’s previous revenue recognition policies. Accordingly, the adoption of the new standard did not result in a transition adjustment to opening retained earnings, and as a result, revenues for contracts with customers would not have been adjusted in prior periods and are not presented herein on an adjusted basis.

Similarly, the amended guidance did not have a material impact on the recognition of costs incurred to obtain new contracts. As a result of the adoption of the new guidance, the Company recorded a gross up of $0.5 million which impacted both institutional revenues as well as referral fee expense. The Company adopted ASU No. 2014-09 using the modified retrospective approach.

Under ASC Topic 606, revenues are recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. The following is a description of the Company’s revenue recognition policies as it relates to revenue from contracts with customers.

Institutional Revenue

Institutional revenue consists of revenue from our GTX business, which provides a proprietary ECN trading platform and sales and trading services, principally to institutional customers. Revenue from our GTX business is generated primarily through commissions or commission-equivalents for trades executed on the GTX platform. The Company’s performance obligations consist of trade execution services and are satisfied at a point in time on the trade date; accordingly, commission revenues are recorded on the trade date.

Futures Revenue
Futures revenue comprises primarily commissions earned on futures and futures options trades. We act as an agent for the trades executed in our futures segment and are not exposed to market risk in connection with that activity. The Company earns commission revenue by acting as an agent on behalf of customers. Similar to the Company’s institutional revenue, the Company’s futures revenue performance obligations also consist of trade execution and are satisfied on the trade date; accordingly, commission revenues are recorded on the trade date.

Disaggregation of Revenues
The following table presents the Company’s revenue from contracts with customers disaggregated by the services described above. The table also includes a reconciliation of the disaggregated revenue with the reportable segments, for the three months ended March 31, 2018:

For the 3 months ended March 31, 2018

Institutional
Electronic Communications Network	$7,056
Swap Dealer	$1,527
Other	$48
Total Segment Revenue	$8,631

Futures
Direct Customers (1)	$2,473
Indirect Customers (2)	$7,029
Other	$1,989
Total Segment Revenue	$11,491

(1)	Direct customers are all other customers not classified as indirect

(2)	Indirect customers are referred to the Company by introducing brokers

Contract Assets and Contract Liabilities

The timing of the revenue recognition may differ from the timing of payment from customers. The Company records a receivable when revenue is recognized prior to payment, and when the Company has an unconditional right to payment. The Company records a contract liability when payment is received, prior to the time at which the satisfaction of the service obligation. The Company had receivables related to institutional revenues from contracts with customers which is included with Other Assets in Note 9.

4. FAIR VALUE INFORMATION

Fair value is defined as the price that would be received in exchange for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. US GAAP establishes a three level hierarchy that ranks the quality and reliability of information used in developing fair value estimates for financial instruments. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument’s level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of fair value hierarchy are summarized below:

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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Cash and cash equivalents:
Money market accounts	$219,908	$—	$—	$219,908
Cash and cash equivalents held for customers:
US treasury bills: U.S. government and agency securities	104,658	—	—	104,658
Receivable from brokers:
Broker derivative contracts	—	3,757	—	3,757
Other assets:
Certificates of deposit	176	—	—	176
Other	133	—	—	133
Payables to customers:
Customer derivative contracts	—	133,573	—	133,573
Total	$324,875	$137,330	$—	$462,205

	Fair Value Measurements on a Recurring Basis as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets (Liabilities):
Cash and cash equivalents:
Money market accounts	$219,286	$—	$—	$219,286
Cash and cash equivalents held for customers:
US treasury bills: U.S. government and agency securities	105,190	—	—	105,190
Receivable from brokers:
Broker derivative contracts	—	4,966	—	4,966
Other assets:
Certificates of deposit	175	—	—	175
Other	130	—	—	130
Payables to customers:
Customer derivative contracts	—	129,966	—	129,966
Payables to brokers:
Broker derivative contracts		(3,170)		(3,170)
Total	$324,781	$131,762	$—	$456,543

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the three months ended March 31, 2018, nor has there been any movement between levels during the period.

Level 1 Financial Assets

The Company has U.S. Treasury bills, money market accounts and certificates of deposit that are Level 1 financial instruments that are recorded based upon listed or quoted market rates. The U.S. Treasury bills and money market accounts are recorded in Cash and cash equivalents and Cash and cash equivalents held for customers and the certificates of deposit are recorded in Other Assets.

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

Level 3 Financial Liabilities

The Company did not have any Level 3 Financial Assets or Liabilities on March 31, 2018 or December 31, 2017.

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

Payables to brokers comprise open trades, which are measured at fair value (disclosed above) and cash due to brokers. The cash within this balance is not measured at fair value but does approximate fair value, because it is immediately payable to the brokers. Settlement with brokers generally occurs either on the same or next business day following a margin call.

The carrying value of Convertible senior notes represents the notes’ principal amounts net of unamortized discount (refer to Note 13). The Company assessed the notes’ fair value as determined by current Company-specific and risk free interest rates as of the balance sheet date.

	As of March 31, 2018		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$68,260	$68,260	$—	$68,260	$—
Financial Liabilities:
Payables to customers	$1,096,794	$1,096,794	$—	$1,096,794	$—
Convertible senior notes	$133,734	$171,358	$—	$171,358	$—

	As of December 31, 2017		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$73,537	$73,537	$—	$73,537	$—
Payables to brokers	$381	$381	$—	$381	$—
Financial Liabilities:
Payables to customers	$1,108,794	$1,108,794	$—	$1,108,794	$—
Convertible senior notes	$132,221	$205,073	$—	$205,073	$—

5. DERIVATIVES

The Company’s contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from brokers, Payables to customers and Payables to brokers on the accompanying Condensed Consolidated Balance Sheets (amounts in thousands):

	March 31, 2018
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$117,871	$(22,893)	$94,978
CFD contracts	99,795	(60,208)	39,587
Metals contracts	3,684	(919)	2,765
Total	$221,350	$(84,020)	$137,330

	March 31, 2018
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from brokers	$68,260	$3,757	$72,017
Payables to customers	$(1,096,794)	$133,573	$(963,221)

	December 31, 2017
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$121,104	$(31,556)	$89,548
CFD contracts	102,659	(62,322)	40,337

Metals contracts	4,084	(2,207)	1,877
Total	$227,847	$(96,085)	$131,762

	December 31, 2017
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/Liabilities:
Receivables from brokers	$73,537	$4,966	$78,503
Payables to customers	$(1,108,794)	$129,966	$(978,828)
Payables to brokers	$381	$(3,170)	$(2,789)
The Company’s derivatives include different underlyings which vary in price. Foreign exchange contracts typically have prices less than two dollars, while certain metals contracts and CFDs can have considerably higher prices. The amounts reported within Receivables from brokers, Payables to customers, and Payables to brokers on the Consolidated Balance Sheets are derived from the number of contracts below (amounts in thousands):

	March 31, 2018
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	2,940,579	3,693,711
CFD contracts	128,478	166,802
Metals contracts	541	167
Total	3,069,598	3,860,680

	December 31, 2017
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	2,075,789	4,148,056
CFD contracts	126,519	174,835
Metals contracts	414	217
Total	2,202,722	4,323,108
The Company did not designate any of its derivatives as hedging instruments. Net gains with respect to derivative instruments reflected in Retail revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended March 31, 2018 and March 31, 2017 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Derivative Instruments:
Foreign currency exchange contracts	$41,251	$17,376
CFD contracts	37,147	26,791
Metals contracts	5,722	(5,236)
Total	$84,120	$38,931

6. RECEIVABLES FROM BROKERS
The Company has posted funds with brokers as collateral required by agreements for holding trading positions. These amounts are reflected as Receivables from brokers on the Condensed Consolidated Balance Sheets.

Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	March 31, 2018	December 31, 2017
Required collateral	$68,260	$73,537
Open foreign exchange positions	3,757	4,966
Total	$72,017	$78,503

7. PROPERTY AND EQUIPMENT
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	March 31, 2018	December 31, 2017
Software	$61,635	$57,047
Computer equipment	19,025	18,390
Leasehold improvements	11,231	11,068
Telephone equipment	643	643
Office equipment	2,113	2,110
Furniture and fixtures	3,653	3,592
Web site development costs	378	386
Gross property and equipment	98,678	93,236
Less: Accumulated depreciation and amortization	(58,505)	(52,494)
Property and equipment, net	$40,173	$40,742

Depreciation and amortization expense for property and equipment was $5.7 million and $4.0 million for the three months ended March 31, 2018 and 2017, respectively.

8. INTANGIBLE ASSETS
The Company’s various intangible assets consisted of the following as of (amounts in thousands):

	March 31, 2018			December 31, 2017
Intangibles	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$61,727	$(34,786)	$26,941	$60,420	$(31,698)	$28,722
Technology	73,106	(45,080)	28,026	72,204	(43,270)	28,934
Trademarks	7,933	(4,111)	3,822	7,680	(3,730)	3,950
Total finite lived intangibles	142,766	(83,977)	58,789	140,304	(78,698)	61,606
Trademark not subject to amortization (1)	363	—	363	363	—	363
Total intangibles	$143,129	$(83,977)	$59,152	$140,667	$(78,698)	$61,969

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

The Company had the following identifiable intangible assets and weighted average amortization periods as of March 31, 2018:

Intangible Assets	Amount (in thousands)	Weighted average amortization period
Customer lists	$61,727	6.9 years
Technology	73,106	9.0 years
Trademarks (1)	8,296	6.7 years
Total intangible assets	$143,129

(1) Trademarks with an indefinite-life, as described above, comprise $0.4 million of the $8.3 million of trademarks.

Amortization expense for the purchased intangibles was $4.2 million and $3.6 million for the three months ended March 31, 2018 and 2017, respectively.

On February 7, 2017, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Forex Capital Markets L.L.C. (“FXCM”). Pursuant to the terms of the Purchase Agreement, FXCM transferred substantially all of its U.S.-domiciled customer accounts to the Company effective as of February 24, 2017. The Company paid $7.2 million to FXCM as consideration for the purchased accounts for the full year 2017, which was capitalized and included as an intangible asset and amortized on a straight line basis over its two year useful life.

Goodwill

Goodwill is evaluated for impairment on an annual basis during the fourth quarter and in interim periods when events or changes indicate the carrying value may not be recoverable. The Company operates under three reporting units: retail, institutional and futures. There were no additions or impairments to the carrying value of the Company’s goodwill during the three months ended March 31, 2018.

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

As of March 31, 2018 and December 31, 2017, the Company had recorded goodwill of approximately $33.4 million and $33.0 million, respectively. The increase of $0.4 million was related to foreign currency translation adjustments.

The following represents the changes in the carrying amount of goodwill by segment (amounts in thousands):

	Retail	Institutional	Futures	Total
Carrying amount of goodwill as of December 31, 2017	$25,952	$4,650	$2,434	$33,036
Foreign currency translation adjustments	320	57	30	407
Carrying amount of goodwill as of March 31, 2018	$26,272	$4,707	$2,464	$33,443

9. OTHER ASSETS
Other assets consisted of the following as of (amounts in thousands):

	March 31, 2018	December 31, 2017
Vendor and security deposits	$12,320	$11,923
Income tax receivable	—	2,132
Deferred tax assets, net	12,621	10,698
GTX trade receivables	6,587	5,758
Customer debit positions	2,995	2,384
Allowance on customer debit positions	(2,771)	(1,959)
Prepaid assets	8,911	9,523
Miscellaneous receivables	5,738	4,872
Deferred commitment fees	497	550
Total other assets	$46,898	$45,881
10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company. These accounts are recorded in Payables to customers on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $0.2 million and $0.2 million at March 31, 2018 and December 31, 2017, respectively.

IPGL Limited, the majority selling shareholder in the acquisition of City Index, has a trading account with the Company which is recorded in Payables to customers on the Condensed Consolidated Balance Sheet. The aggregate amount of these funds was $20.4 million and $15.9 million as of March 31, 2018 and December 31, 2017, respectively.

11. NON-CONTROLLING INTERESTS
Non-controlling interests
In March 2014, the Company acquired controlling interests in Global Asset Advisors (“GAA”) and Top Third (“TT”). The Company purchased 55% of each entity, and the respective sellers maintained a 45% interest in each entity, subject to immediately exercisable call options for the Company to purchase the remaining interests, as well as put options for the sellers to sell their remaining interests in each entity to the Company that were to become exercisable in 2017. In December 2016, the Company acquired an additional 24% of each entity and, accordingly, the respective sellers now maintain a 21% interest in each entity. In connection with the purchase of these additional interests, the Company and the respective sellers agreed that neither would exercise the call options or put options with respect to the remaining interests prior to December 31, 2017. In December 2017, the Company and the sellers of TT extended their agreement that neither would exercise the relevant call options or put options through December 31, 2018.

In February 2018, the minority owners of GAA notified the Company that they were exercising their put option with respect to their combined 21% ownership of GAA. The purchase of the ownership interests subject to the put option had not settled as of March 31, 2018. However, because of the issuance of the exercise notice, the related non-controlling interest in GAA was reclassified as a liability. The purchase of the minority ownership interests is expected to close in the second quarter of 2018.

In accordance with ASC 480-10-S99-3A, Classification and Measurement of Redeemable Securities, non-controlling interests are classified outside of permanent equity as their redemption is not (i) mandatory, (ii) at fixed prices, and (iii) exclusively within the Company’s control.

The non-controlling interest related to TT is not classified as a liability, because redemption is not mandatory or at a fixed price. It is not classified as equity because the redemption is not exclusively in the Company’s control. Therefore, the non-controlling interest is held in temporary equity in the Condensed Consolidated Balance Sheets.

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

The table below reflects the non-controlling interests’ effects on the Company’s financial statements (amounts in thousands):

Redeemable non-controlling interests
January 1, 2018	$4,411
Adjustment to the redemption value of non-controlling interests	367
Net income attributable to non-controlling interests	175
Distributions to non-controlling interest holders	(90)
Reclassification to liabilities	(2,910)
March 31, 2018	$1,953

12. REVOLVING CREDIT ARRANGEMENT

On August 3, 2017, the Company entered into a Credit Agreement, dated as of August 2, 2017, for a three year U.S. $50.0 million senior secured first lien revolving credit facility that matures in August 2020. Upon request of the Company, the credit facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. The credit facility contains covenants that are customary for an issuer with senior debt. As of March 31, 2018, the Company was in compliance with the covenants for its credit facility. The commitment fees of $0.5 million paid at establishment of the credit facility will be amortized over the life of the facility and was recorded to Other Assets.

As of March 31, 2018, there were no amounts outstanding under the revolving line of credit.

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

The balances of the liability and equity components as of March 31, 2018 and December 31, 2017 were as follows (amounts in thousands):

	March 31, 2018	December 31, 2017
Liability component - principal	$158,350	$158,350
Deferred bond discount	(24,140)	(25,624)
Deferred financing cost	(476)	(505)
Liability component - net carrying value	$133,734	$132,221

Additional paid in capital	$39,405	$39,405
Discount attributable to equity	(826)	(826)
Equity component	$38,579	$38,579
Interest expense related to the Convertible Senior Notes, included in Interest Expense on long term borrowings in the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss), was as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2018	2017
Interest expense - stated coupon rate	$1,834	$1,425
Interest expense - amortization of deferred bond discount and costs	1,506	1,240
Total interest expense - convertible senior notes	$3,340	$2,665
14. EARNINGS/(LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, unvested restricted stock units and unvested restricted stock awards. Approximately 0.4 million and 0.3 million stock options were excluded from the calculation of diluted earnings (loss) per share for the three months ended March 31, 2018 and 2017, respectively, as they were anti-dilutive.

Diluted earnings (loss) per share excludes any shares of Company common stock potentially issuable under the Company’s convertible senior notes, which are discussed in Note 13. Based upon an assumed trading price of $13 for each share of the Company’s common stock, and if the relevant conditions under the indenture governing the 2018, 2020, and 2022 convertible senior notes were satisfied, there would be no additional dilutive shares for the 2018 note and an additional 1.5 million and 4.2 million dilutive shares as of March 31, 2018, for the 2020 and 2022 notes, respectively.

The following table sets forth the computation of earnings (loss) per share (amounts in thousands except share and per share data):

	For the Three Months Ended March 31,
	2018	2017
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$16,086	$(18,871)
Adjustment (1)	(367)	68
Net income/(loss) available to GAIN common shareholders	$15,719	$(18,803)
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	45,017,716	47,894,546
Effect of dilutive securities:
Stock options	261,732	328,325
RSUs/RSAs	244,318	13,845
Diluted weighted average common shares outstanding	45,523,766	47,894,546
Earnings/(loss) per common share:
Basic	$0.35	$(0.39)
Diluted	$0.35	$(0.39)

(1)
During the three months ended March 31, 2018 and 2017, the Company concluded that the carrying value of the Company's redeemable noncontrolling interests was less than their redemption value, requiring that an adjustment to the carrying value be recorded for purposes of calculating earnings (loss) per common share. The adjustment to increase or reduce the carrying value will, respectively, reduce or increase earnings (loss) per common share by reducing or increasing net income available to common shareholders.

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
16. INCOME TAXES

The Company's provision for income taxes was approximately $3.7 million for the three months ended March 31, 2018 and a benefit of approximately $4.9 million for the three months ended March 31, 2017. These amounts reflect the Company's estimate of the annual effective tax rates of 18.5% and 20.7%, adjusted for certain discrete items, for the three months ended March 31, 2018 and 2017, respectively. Changes in the Company's effective tax rate arise primarily from changes in the geographic mix of revenues and expenses, as well as changes to statutory tax rates in the U.S.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Certain net deferred tax assets of the Company are included in Other assets on the Condensed Consolidated Balance Sheets.
17. REGULATORY REQUIREMENTS
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of March 31, 2018 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$34.8	$48.4	$13.6	139%
GAIN Capital Securities, Inc.	0.1	0.4	0.3	400%
GAIN Capital U.K., Ltd.	72.9	213.5	140.6	293%
GAIN Capital Japan Co., Ltd.	1.6	9.7	8.1	606%
GAIN Capital Australia, Pty. Ltd.	0.8	5.3	4.5	663%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	4.5	2.6	237%
GAIN Global Markets, Inc.	0.4	2.3	1.9	575%
GAIN Capital-Forex.com Canada, Ltd.	0.2	1.6	1.4	800%
GAIN Capital Singapore Pte., Ltd.	0.3	6.7	6.4	2,233%
Trade Facts, Ltd.	0.6	3.7	3.1	617%
Global Asset Advisors, LLC	—	1.7	1.7	100%
GAIN Capital Payments Ltd.	0.2	0.2	—	100%
GTX SEF, LLC	0.8	1.2	0.4	150%
Total	$114.6	$299.2	$184.6	261%
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

During the three months ended March 31, 2018, the Company completed its implementation of global support groups in the areas of finance, legal, human resources, and treasury. These groups are now centrally managed and support all business functions. Therefore, all costs related to these groups previously recorded within the retail segment will now be classified in our corporate and other segment to better align the cost reporting with the support services. The change in segment reporting has no impact on the net profit or loss of the Company. To enable comparisons with prior period performance, historical segment information for the periods included in the tables below reflect this reporting change.

Retail Segment
Business in the retail segment is conducted primarily through the Company’s FOREX.com and City Index brands. The Company provides its retail customers around the world with access to over 12,500 global financial markets, including spot forex, precious metals, and CFDs on currencies, commodities, indices, individual equities, cryptocurrencies, bonds and interest rate products, as well as OTC options on forex. In the United Kingdom, the Company also offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment to residents of that country.

Institutional Segment
The institutional segment provides agency execution services and offers access to markets and self-directed trading in foreign exchange, commodities, equities, options and futures via an electronic communications network, or ECN, through the Company’s GTX platform. The Company also offers high touch sales and trading aided by a team of sales employees.

Futures Segment
The futures segment offers execution and related services for exchange-traded futures, including Bitcoin, and futures options on major U.S. and European exchanges. The Company offers futures services through its subsidiary, GAIN Capital Group, LLC, under the GAIN Capital Futures brand. In addition, in 2014, the Company expanded its futures business by acquiring majority interests in GAA and TT.

Corporate and other
Corporate and other provides general corporate services to the Company’s segments and also includes expense eliminations between operating segments which were $0.5 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. Corporate and other revenue primarily comprises foreign currency transaction gains and losses.

Selected financial information by segment is presented in the following tables (amounts in thousands):

	Retail
	Three Months Ended March 31,
	2018	2017
Net revenue	$85,672	$40,086

Employee compensation and benefits	15,425	13,335
Selling and marketing	5,666	8,904
Referral fees	7,685	12,323
Other operating expenses	17,730	13,403
Segment profit	$39,166	$(7,879)

	Institutional
	Three Months Ended March 31,
	2018	2017
Net revenue	$8,631	$8,621

Employee compensation and benefits	3,694	4,041
Selling and marketing	56	21
Referral Fees	517	—
Other operating expenses	3,333	3,228
Segment profit	$1,031	$1,331

	Futures
	Three Months Ended March 31,
	2018	2017
Net revenue	$11,491	$10,967

Employee compensation and benefits	2,511	2,551
Selling and marketing	241	265
Referral fees	3,746	4,118
Other operating expenses	3,794	3,742
Segment profit	$1,199	$291

	Corporate and Other
	Three Months Ended March 31,
	2018	2017
Other revenue	$1,069	$(108)

Employee compensation and benefits	6,121	4,537
Selling and marketing	64	64
Other operating expenses	3,238	2,407
Loss	$(8,354)	$(7,116)

Reconciliation of operating segment profit to Income before income tax expense

	Three Months Ended March 31,
	2018	2017
Retail segment	$39,166	$(7,879)
Institutional segment	1,031	1,331
Futures segment	1,199	291
Corporate and other	(8,354)	(7,116)
SEGMENT PROFIT	33,042	(13,373)
Depreciation and amortization	5,669	4,019
Purchased intangible amortization	4,204	3,602
Impairment of investment	(130)	—
OPERATING PROFIT/(LOSS)	23,299	(20,994)
Interest expense on long term borrowings	3,340	2,665
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	$19,959	$(23,659)
19. SUBSEQUENT EVENTS
On April 26, 2018, the Company announced the payment of a $0.06 dividend per share of Common Stock payable on June 19, 2018 to stockholders of record on June 12, 2018.

On April 24, 2018, the Company's Board of Directors approved an increase in the total amount of available cash for the purchase of the Company’s common stock of $25.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN,” the “Company,” “our,” “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. GAIN’s fiscal quarter ended on March 31, 2018.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 14, 2018, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which GAIN operates and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that management or GAIN “believes,” “expects,” “anticipates,” “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the section entitled “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and discussed elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described therein and herein are not the only ones we face. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

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

We operate our business in three segments. Through our retail segment, we provide customers around the world access to a diverse range of global financial markets. We offer our customers access to over 12,500 financial products, including spot foreign exchange (forex), precious metals trading, as well as contracts for difference (CFDs), which are investment products with returns linked to the performance of underlying assets. We offer CFDs on currencies, commodities, indices, individual equities, cryptocurrencies, bonds and interest rate products. In the United Kingdom, we offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment for residents of that country. In addition to these OTC products, our futures segment offers exchange-traded futures, including on Bitcoin, and options on futures on more than 30 global exchanges. Our institutional segment offers access to markets in spot and forward foreign exchange and precious metals via our GTX platform, as well as agency execution services. We provide deep liquidity in spot and forward foreign exchange and precious metals to buy-side and sell-side firms, including banks, brokers, hedge funds, Commodity Trading Advisors and asset managers. Each of our operating segments is discussed in more detail below. For financial information regarding our segments, please see Note 18.

As a global provider of online trading services, our results of operations are impacted by a number of external factors, including market volatility, competition, the regulatory environment in the various jurisdictions and markets in which we operate and the financial condition of the retail and institutional customers to whom we provide our services. These factors are not the only factors that impacted our results of operations for the most recent fiscal period, and additional factors may impact our results of operations in future periods. In addition, please refer to “Part II - Item 1A. Risk Factors” for a discussion of other factors that may impact our business.

Market Environment and Trading Volatility
Our revenue and operating results may vary significantly from period to period primarily due to movements and trends in the world’s financial markets and to fluctuations in market volatility. Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macroeconomic conditions. As a general rule, our businesses typically benefit from volatility in the prices of the products that we offer, as periods of increased volatility often coincide with more clients trading and a higher volume of transactions per client. However, periods of extreme volatility may result in significant market dislocations that can also lead clients to reduce their trading activity. In addition, volatility that results in market prices moving within a relatively narrow band of prices may lead to less profitable trading activity. Also, low or extremely high market volatility can adversely affect our ability to profitably manage our net exposure, which represents the unhedged portion of the trading positions we enter into with customers in our retail segment.

Our financial performance for the three months ended March 31, 2018, reflects a return to more normalized volatility levels from the subdued levels in 2017, providing a market environment in which we were able to benefit from our investment in organic initiatives over the past year.

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

Regulatory Environment
The major global regulatory overhaul of financial markets which occurred following the financial crisis in 2008 has generally continued in the various jurisdictions in which we operate. Early examples of such overhaul in the United States included passage of the Dodd-Frank Act and various related amendments to the Commodity Exchange Act. More recently, in December 2016, the FCA issued a consultation paper, referred to as CP16/40, that included a number of proposed changes to the regulatory requirements relating to companies, such as GCUK, that offer CFDs and spread bets in the U.K. These proposed requirements included enhanced risk disclosures, a ban on offering account bonuses or similar promotional incentives to clients, mandatory margin close-out levels for retail clients and limitations on the leverage that may be offered to clients, with the limitations varying based on whether the clients are classified as experienced or inexperienced using criteria identified by the FCA. In June 2017, the FCA stated that any further action would be delayed pending action by the European Securities and Markets Authority, which has been reviewing the regulation of CFDs by various European regulators for several years.

In March 2018, ESMA announced product intervention measures to restrict the marketing, distribution or sale of CFDs to retail investors in the European Union. These measures include leverage limits which vary based on the underlying asset, a margin close out rule on a per account basis, negative balance protection on a per account basis, a restriction on incentives offered to trade CFDs and a required standardized risk warning.  These measures are yet to be published in the Official Journal of the European Union, from which point firms will have two months to comply with the requirements.  While the proposed restrictions on leverage are expected to affect our clients' trading patterns, the Company has taken actions it believes will mitigate the impact of ESMA’s proposed regulations and currently does not expect the regulations will have a material adverse impact on the Company’s results of operations or financial condition.

As a result of historical and/or future regulatory changes, we may be required to change our business strategy, including the nature of the products that we offer, the target market for our products or our overall strategy toward one or more geographic markets.

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

We paid $7.2 million to FXCM as consideration for the purchased accounts, which were capitalized and included as an intangible asset to be amortized on a straight line basis over its two year useful life.

Credit Facility

On August 3, 2017, we entered into a Credit Agreement (the “Credit Agreement”), with Barclays Bank PLC (“Barclays”), as Administrative Agent, Collateral Agent, Arranger and Documentation Agent, Sterling National Bank as Joint Bookrunner (“Sterling”), and the other lenders from time to time party thereto (together with Barclays and Sterling, the “Lenders”).

The Credit Agreement provides for a U.S. $50.0 million senior secured first lien revolving credit facility (the “Facility”), to be made available upon certain terms and conditions described below. Upon our request, the Facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. Each Lender has the absolute discretion to provide all or any part of the requested increase, or to decline to participate in the increase. Amounts available under the Facility may be borrowed, repaid and reborrowed on and after the closing date until the third anniversary of the closing date (the “Maturity Date”). All amounts outstanding under the Facility will initially bear interest, at our option, at a rate per annum equal to (i) the “Cost of Funds Rate” or, if applicable, “Base Rate” plus 1.75% per annum, or (ii) “LIBOR Rate” plus 2.75% per annum, in each case as such terms are defined in the Credit Agreement. Beginning on the date on which we deliver to the Lenders financial statements for the first full fiscal quarter after the closing date, the applicable margin for the Facility will be determined on a sliding scale based on our Consolidated Gross Leverage Ratio (as defined in the Facility). As of March 31, 2018 the interest rate is 6.75%.

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

The Facility contains customary financial covenants, tested quarterly, including with respect to our Consolidated Gross Leverage Ratio, Consolidated Interest Coverage Ratio and Minimum Net Capital, in each case as such terms are defined in the Credit Agreement. The Facility contains such representations and warranties by us and the Guarantors as are customary for transactions and facilities of this type, subject to baskets for permitted acquisitions, dispositions, incurrence of additional indebtedness and similar transactions. The Facility also contains events of default that are customary for transactions and facilities of this type (subject to applicable grace periods and materiality standards).

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

Trading revenue in our retail segment is generated by customer activity in spot forex, precious metals, spread bets and CFDs on currencies, commodities, indices, individual equities, cryptocurrencies, bonds and interest rate products, as well as OTC options.

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

For the three months ended March 31, 2018 and March 31, 2017, retail revenue represented 78.7% and 65.4% of our total net revenue, respectively.

For the three months ended March 31, 2018 and March 31, 2017, approximately 96% and 98%, respectively, of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 4% and 2%, respectively, of our average daily retail trading volume consisted of our net exposure.

We manage our net exposure by applying position and exposure limits established under our risk-management policies and by continuous, active monitoring by our trading and risk teams. Based on our risk management policies and procedures, over time a portion of our net exposure may be hedged with our liquidity providers. Although we do not actively initiate proprietary market positions in anticipation of future movements in the relative prices of the products we offer, through our net exposure we are likely to have open positions in various products at any given time. In the event of unfavorable market movements, we may experience losses on such positions. See “Our Retail Segment - Sophisticated Risk Management” in Item 1. Business, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for further details regarding our risk management policies for the retail segment.

Institutional Revenue
Institutional revenue consists of revenue from our GTX business, which provides a proprietary ECN trading platform and sales and trading services, principally to institutional customers. Revenue from our GTX business is generated primarily through commissions or commission-equivalents for trades executed on the GTX platform. We act as an agent for the trades executed on the GTX platform and, therefore, do not assume any market or credit risk in connection with those transactions. Our institutional revenue includes revenue generated by intercompany transactions with other segments/affiliates that are eliminated when calculating our consolidated net revenue. This intercompany revenue totaled approximately $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

Futures Revenue
Futures revenue comprises primarily of commissions earned on futures and futures options trades. We act as an agent for the trades executed in our futures segment and are not exposed to market risk in connection with that activity.

Other Revenue
Other revenue primarily comprises foreign currency translation gains and losses, as well as inactivity fees.

Net Interest Revenue
Net interest revenue/expense consists primarily of the revenue generated by our cash and customer cash held by us at banks and on deposit as collateral with our liquidity providers, less interest paid to our customers as well as U.S. Treasury Bills.

Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term United States government securities, treasury bills, and other money market instruments. Interest paid to customers varies primarily due to the net value of a customer account. A customer’s net account value equals cash on deposit plus the mark-to-market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $1.7 million for the three months ended March 31, 2018, compared to net interest revenue of $0.7 million for the three months ended March 31, 2017.

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

Referral Fees
Referral fees consist of compensation paid to our white label partners and introducing brokers. We generally provide white label partners with the platform, systems, and back-office services necessary for them to offer trading services to their customers. Introducing brokers identify as direct customers to the Company.

Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from the customers that they have introduced. Our indirect business accounted for 23.3% and 39.8% of retail trading volume in the three months ended March 31, 2018 and March 31, 2017, respectively. The decline in indirect volume was due to our focus on expanding our direct business and efforts to optimize our indirect channel.

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

Purchased Intangible Amortization
Purchased intangible amortization consists of amortization related to intangible assets we acquired in connection with our acquisitions. The principal intangible assets acquired were technology, customer relationships and trademarks. These intangible assets have useful lives ranging from one year to ten years.

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

Operating Metrics
We review various key operating metrics, which are described below, to evaluate the performance of our businesses.

	For the Three Months Ended March 31,
	2018	2017
Retail
OTC Trading Volume (billions) (1)	$795.4	$619.3
OTC Average Daily Volume (billions)	$12.4	$9.5
12 Month Trailing Active OTC Accounts (2)	131,764	136,829
3 Month Trailing Active OTC Accounts (2)	78,681	83,145
Client Assets (millions)	$745.9	$754.6

Institutional
ECN Volume (billions) (1)	$945.6	$759.6
ECN Average Daily Volume (billions)	$14.8	$11.7
Swap Dealer Volume (billions) (1)	$166.5	$225.5
Swap Dealer Average Daily Volume (billions)	$2.6	$3.5

Futures
Number of Futures Contracts (3)	2,160,231	2,060,631
Futures Average Daily Contracts	35,414	33,236
12 Month Trailing Active Futures Accounts (2)	7,959	8,201
Client Assets (millions)	$217.3	$287.5

(1)	US dollar equivalent of notional amounts traded

(2)	Accounts that executed a transaction during the relevant period

(3)	Futures contracts represent the total number of contracts transacted by customers of our futures business

OTC Trading Volume
OTC trading volume is the U.S. dollar equivalent of the aggregate notional value of OTC trades executed by customers in our retail segment. Approximately 41.7% of our overall customer trading volume in retail and institutional for the three months ended March 31, 2018 was generated in our retail segment, compared to 38.6% for the three months ended March 31, 2017.

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

Institutional Volume
Approximately 58.3% and 61.4% of our overall institutional customer trading volume for the three months ended March 31, 2018 and 2017, respectively, was generated in our institutional segment.

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

RESULTS OF OPERATIONS
Revenue

	Three Months Ended March 31,
	(amounts in thousands)
	2018	2017	$ Change	% Change
REVENUE:
Retail revenue	$84,120	$38,931	$45,189	116.1%
Institutional revenue	8,455	8,367	88	1.1%
Futures revenue	10,645	10,580	65	0.6%
Other revenue	1,895	1,011	884	87.4%
Total non-interest revenue	105,115	58,889	46,226	78.5%
Interest revenue	2,122	841	1,281	152.3%
Interest expense	374	163	211	129.4%
Total net interest revenue	1,748	678	1,070	157.8%
Net revenue	$106,863	$59,567	$47,296	79.4%

The increase in retail revenue for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to an increase in volume related to direct customers, as well as a slight increase in revenue capture. The increased volume for the quarter ended March 31, 2018 primarily reflects a return to more normalized volatility levels as compared to historically low levels experienced in the quarter ended March 31, 2017.

Institutional revenue for the three months ended March 31, 2018 remained relatively flat compared to the three months ended March 31, 2017.

Futures revenue for the three months ended March 31, 2018 remained relatively flat compared to the three months ended March 31, 2017.

The increase in other revenue for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the impact of foreign currency revaluation.

Expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2018	2017	$ Change	% Change
Employee compensation and benefits	$27,751	$24,215	$3,536	14.6%
Selling and marketing	6,027	9,256	(3,229)	(34.9)%
Referral fees	11,948	16,441	(4,493)	(27.3)%
Trading expenses	8,468	8,067	401	5.0%
General and administrative	12,985	9,737	3,248	33.4%
Depreciation and amortization	5,669	4,019	1,650	41.1%
Purchased intangible amortization	4,204	3,602	602	16.7%
Communications and technology	5,524	5,152	372	7.2%
Bad debt provision	1,118	72	1,046	1,452.8%
Impairment of investment	(130)	—	(130)	(100.0)%
Total operating expense	83,564	80,561	3,003	3.7%
OPERATING PROFIT/(LOSS)	23,299	(20,994)	44,293	211.0%
Interest expense on long term borrowings	3,340	2,665	675	25.3%
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE/(BENEFIT)	19,959	(23,659)	43,618	184.4%
Income tax expense/(benefit)	$3,698	$(4,893)	$8,591	175.6%
The increase in employee compensation and benefits for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily related to an increase in the Company's incentive compensation plan based on quarterly results.

The decrease in selling and marketing expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily related to decreases in marketing expenditures for our retail segment in the first quarter quarter ahead of a planned upgrade of our US service in the second quarter, as well as lower than expected marketing expense for our GetGo product.

The decrease in referral fees for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily related to the decrease in indirect volume and a lower referral fee per million due to ongoing optimization efforts during the three months ended March 31, 2018.

The increase in trading expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily related to increased clearing fees due to higher volumes.

The increase in general and administrative expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due to an increase in payment processing fees driven by higher customer engagement and an increase in professional fees related to tax and legal services.

The increase in communications and technology expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily related to an increase in software maintenance costs.

The increase in bad debt provision for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due to the negative balances experienced by certain of our customers during the three months ended March 31, 2018.

Income tax expense for the three months ended March 31, 2018 increased by $8.6 million, with a tax expense of $3.7 million compared to a tax benefit of $4.9 million in the three months ended March 31, 2017.

Segment Results - Three months ended March 31, 2018 Compared to Three months ended March 31, 2017

Retail Segment (amounts in thousands)

Three Months Ended March 31,

	2018	2017	$ Change	% Change
Net revenue	$85,672	$40,086	$45,586	113.7%

Employee compensation and benefits	15,425	13,335	2,090	15.7%
Selling and marketing	5,666	8,904	(3,238)	(36.4)%
Referral fees	7,685	12,323	(4,638)	(37.6)%
Other operating expenses	17,730	13,403	4,327	32.3%
Segment profit	$39,166	$(7,879)	$47,045	(597.1)%

The increase in retail segment revenue for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to an increase in volume related to direct customers, as well as an increase in revenue capture.

The increase in employee compensation and benefits expenses for the retail segment for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to an increase in the Company's incentive compensation plan based on quarterly results.

The decrease in selling and marketing expense for the retail segment for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily related to reduced spend in the first quarter ahead of a planned upgrade of our US service in the second quarter as well as lower than expected marketing expense for our GetGo product.

The decrease in referral fees for the retail segment for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily related to the decrease in indirect volume and a lower referral fee per million due to ongoing optimization efforts during the three months ended March 31, 2018.

The increase in other operating expenses for the retail segment for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the increase in bad debt provision due to the negative balances experienced by certain of our customers during the three months ended March 31, 2018, increased payment processing fees driven by higher customer engagement, and an increase in communications and technology expense for software maintenance.

Other operating expenses for the retail segment include general and administrative expenses, communication and technology expenses, trading expenses and bad debt.

Institutional Segment (amounts in thousands)

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Net revenue	$8,631	$8,621	$10	0.1%

Employee compensation and benefits	3,694	4,041	(347)	(8.6)%
Selling and marketing	56	21	35	166.7%
Referral Fees	517	—	517	100.0%
Other operating expenses	3,333	3,228	105	3.3%
Segment profit	$1,031	$1,331	$(300)	(22.5)%

Institutional segment revenue for the three months ended March 31, 2018 remained relatively flat compared to the three months ended March 31, 2017 primarily due to an increase in volume offset by a decrease in revenue capture.

The decrease in employee compensation and benefits for the institutional segment for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily related to a decrease in headcount.

The increase in selling and marketing expenses for the institutional segment for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily related to a slight increase in advertising related expenses.

Operating expenses for the institutional segment for the three months ended March 31, 2018 remained relatively flat compared to the three months ended March 31, 2017.

Other operating expenses from the institutional segment include general and administrative expenses, communication and technology expenses, trading expenses, and bad debt.

Futures Segment (amounts in thousands)

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Net revenue	$11,491	$10,967	$524	4.8%

Employee compensation and benefits	2,511	2,551	(40)	(1.6)%
Selling and marketing	241	265	(24)	(9.1)%
Referral fees	3,746	4,118	(372)	(9.0)%
Other operating expenses	3,794	3,742	52	1.4%
Segment profit	$1,199	$291	$908	312.0%

The increase in futures segment revenue for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily related to an increase in revenue with indirect customers and interest revenue.

Employee compensation and benefits expenses for the futures segment for the three months ended March 31, 2018 remained relatively flat compared to the three months ended March 31, 2017.

Selling and marketing expenses for the futures segment remained relatively flat for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

The decrease in referral fees for the futures segment for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily related to a decrease in indirect referral fee per contract for the three months ended March 31, 2018 from lower cost partners.

Operating expenses for the futures segment for the three months ended March 31, 2018 remained relatively flat compared to the three months ended March 31, 2017.

Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses, trading expenses and bad debt.

Corporate and Other (amounts in thousands)

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Other revenue	$1,069	$(108)	$1,177	(1,089.8)%

Employee compensation and benefits	6,121	4,537	1,584	34.9%
Selling and marketing	64	64	—	—%
Other operating expenses	3,238	2,407	831	34.5%
Loss	$(8,354)	$(7,116)	$(1,238)	17.4%

The increase in corporate and other revenue for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was largely due to the impact of foreign currency revaluation.

The increase in employee compensation and benefits expenses for employees not attributed to any of our operating segments, such as our executive officers, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to an increase in the Company's incentive compensation plan based on quarterly results.

Selling and marketing expenses not attributed to any of our operating segments remained relatively flat for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

The increase in other operating expenses not attributed to any of our operating segments for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to an increase in professional fees related to tax and legal services.
Liquidity and Capital Resources
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations by our subsidiaries, the issuance of debt and equity securities, including the 4.125% Convertible Senior Notes due 2018 that we issued in the fourth quarter of 2013, the 4.125% Convertible Senior Notes due 2020 that were issued in 2015 in connection with our acquisition of City Index, the 5.00% Convertible Senior Notes due 2022 that were issued in the third quarter of 2017, and access to secured lines of credit, such as the revolving credit facility entered into in August 2017. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. We expect that our capital expenditures for the next 12 months will be lower than the comparable prior period, as we continue to identify areas for savings.

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

Regulatory Capital Requirements
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of March 31, 2018 and the actual amounts of capital that were maintained on that date (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$34.8	$48.4	$13.6
GAIN Capital Securities, Inc.	0.1	0.4	0.3
GAIN Capital U.K., Ltd.	72.9	213.5	140.6
GAIN Capital Japan Co., Ltd.	1.6	9.7	8.1
GAIN Capital Australia, Pty. Ltd.	0.8	5.3	4.5
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	4.5	2.6
GAIN Global Markets, Inc.	0.4	2.3	1.9
GAIN Capital-Forex.com Canada, Ltd.	0.2	1.6	1.4
GAIN Capital Singapore Pte., Ltd.	0.3	6.7	6.4
Trade Facts, Ltd.	0.6	3.7	3.1
Global Asset Advisors, LLC	—	1.7	1.7
GAIN Capital Payments Ltd.	0.2	0.2	—
GTX SEF, LLC	0.8	1.2	0.4
Total	$114.6	$299.2	$184.6
Our futures commission merchant and forex dealer subsidiary, GCG, LLC (“GCGL”), is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements, Sections 1 and 11. Under applicable provisions of these regulations, GCGL is required to maintain adjusted net capital of the greater of $1.0 million or 8% of

Customer and Non-Customer Risk Maintenance Margin, or $20.0 million plus 5% of all liabilities owed to retail customers exceeding $10.0 million, plus 10% of all liabilities owed to eligible contract participant counterparties acting as a dealer that are not an affiliate. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. GCGL’s current assets primarily consist of cash and cash equivalents reported on its balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. GCGL’s total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions or haircuts against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. GCGL’s net capital and adjusted net capital changes from day to day. As of March 31, 2018, GCGL had net capital of approximately $48.4 million and net capital requirements and haircut charges of $34.8 million. As of March 31, 2018, GAIN Capital Group’s excess net capital was $13.6 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GCGL’s net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

GAIN Capital Securities, Inc. (“GCSI”) is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended. GCSI is a member of the Financial Industry Regulatory Authority (“FINRA”), Municipal Securities Rulemaking Board (“MSRB”), and Securities Investor Protection Corporation (“SIPC”). Pursuant to the SEC’s Uniform Net Capital Rule 15c3-1, GCSI is required to maintain a minimum net capital balance (as defined) of $0.1 million. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. At March 31, 2018, GCSI maintained $0.3 million more than the minimum required regulatory capital for a total of 4.0 times the required capital.

GCUK is regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK is required to maintain the greater of approximately $0.9 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration and market risk. At March 31, 2018, GCUK maintained $140.6 million more than the minimum required regulatory capital for a total of 2.9 times the required capital.

GAIN Capital Japan Co., Ltd. (“GC Japan”) is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency (“FSA”) in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 140%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GC Japan’s market, counterparty credit risk and operational risk. At March 31, 2018, GC Japan maintained $8.1 million more than the minimum required regulatory capital for a total of 6.1 times the required capital.

GAIN Capital Australia, Pty. Ltd. (“GCAU”) is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). GCAU holds an Australian Financial Services License that has been issued by ASIC. GCAU is required to maintain a minimum capital requirement of $0.8 million (1.0 million AUD). The regulatory capital held is required to be in excess of 110% of its requirements at all times. At March 31, 2018, GCAU maintained $4.5 million more than the minimum required regulatory capital for a total of 6.6 times the required capital.

GAIN Capital-Forex.com Hong Kong, Ltd. (“GCHK”) is licensed by the Securities and Futures Commission (“SFC”) to carry out Type 3 Regulated Activity, Leveraged Foreign Exchange Trading. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of $1.9 million. At March 31, 2018, GCHK maintained $2.6 million more than the minimum required regulatory capital for a total of 2.4 times the required capital.

GAIN Global Markets, Inc. (“GGMI”), the Company’s Cayman Island subsidiary, is a registered securities arranger and market maker with the Cayman Islands Monetary Authority (“CIMA”). GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or the financial resources requirement which is the sum of the Base Requirement, counterparty and position risk requirement, or $0.4 million. At March 31, 2018, GGMI maintained $1.9 million more than the minimum required regulatory capital for a total of 5.8 times the required capital.

GAIN Capital-Forex.com Canada, Ltd. (“GCCA”) is a Dealer Member of the Investment Industry Regulatory Organization of Canada (“IIROC”) and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory, but generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission, or OSC. GCCA is required to maintain risk-adjusted capital in excess of the minimum capital requirement. At March 31, 2018, GCCA maintained $1.4 million more than the minimum required regulatory capital for a total of 8.0 times the required capital.

GAIN Capital Singapore Pte., Ltd. (“GCS”) is registered by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of Capital Market Services License. GCS is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap 289). Under these rules GCS is required to maintain a minimum base capital of approximately $0.3 million (1.0 million SGD) and Financial Resources in excess of 120% of the total risk requirements at all times, which is calculated as the sum of operational, counterparty, large exposure and market risk. At March 31, 2018, GCS maintained $6.4 million more than the required minimum regulatory capital for a total of 22.3 times the required capital.

Trade Facts, Ltd. (“Trade Facts”) is regulated by the FCA as a BIPRU Limited License Firm. Trade Facts is required to maintain a base financial resources requirement of approximately $0.6 million (£0.5 million) and a capital requirement of the higher of either credit risk plus market risk or a fixed overhead requirement. At March 31, 2018, Trade Facts maintained $3.1 million more than the minimum required regulatory capital for a total of 6.2 times the required capital.

GAA is a registered Introducing Broker and is subject to the CFTC Net Capital Rule (Rule 1.17). Under applicable provisions of these rules, GAA is required to maintain adjusted net capital of less than $0.1 million. At March 31, 2018, GAA maintained $1.7 million more than the minimum required regulatory capital.

GAIN Capital Payments Ltd. is regulated in the U.K. by the FCA and is authorized to carry out payment services under the Payment Services Regulations 2009. The regulatory capital must be the greater of either (i) $0.2 million (€0.1 million) or (ii) requirements determined by the fixed overhead requirement. At March 31, 2018, GAIN Capital Payments Ltd. maintained the minimum required regulatory capital.

GAIN GTX, LLC (“GTX SEF”) is a registered swap execution facility with the CFTC and is subject to the requirements under CFTC regulations 37.1300-1306. Under applicable provisions of these regulations, GTX SEF is required to maintain financial resources of more than or equal to the total of its operating costs for a period of at least one year financial resources requirements, calculated on a rolling basis. At March 31, 2018, GTX SEF maintained $0.4 million more than the minimum required regulatory capital for a total of 1.5 times the required capital.

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

Swap dealers and swap execution facilities are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including adherence to risk management policies, supervisory procedures, trade record and real time reporting requirements as well as proposed rules for new minimum capital requirements. GAIN GTX, LLC and GTX SEF, LLC have faced, and may continue to face, increased costs due to the registration and regulatory requirements listed above, as may any other of our subsidiaries that register as a swap dealer and/or swap execution facility. In particular, the CFTC has proposed rules that would require a swap-dealer to maintain regulatory capital of at least $20.0 million. Compliance with this or other swap-related regulatory capital requirements may require us to devote more capital to our GTX business or otherwise restructure our operations, such as by combining our GTX business with other regulated subsidiaries that must also satisfy regulatory capital requirements. The increased costs associated with compliance, and the changes that will be required in our OTC and clearing businesses, may adversely impact our results of operations, cash flows or financial condition.

Operating Cash

We are required to maintain cash on deposit with our liquidity providers in order to conduct our hedging activities. As of March 31, 2018, we posted $72.0 million in cash with liquidity providers. As of March 31, 2018, our total client assets were $963.2 million compared to $978.8 million as of December 31, 2017, a decrease of $15.6 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from open positions.

The table set forth below provides a measure of our available liquidity as of March 31, 2018 and as of December 31, 2017. We believe our reporting of available liquidity assists investors in evaluating our performance. We use this non-GAAP measure to evaluate our ability to continue to fund growth in our business (amounts in millions):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$239.7	$209.7
Receivables from brokers	72.0	78.5
Revolving credit facility (undrawn)	50.0	50.0
Net operating cash	361.7	338.2
Less: Minimum regulatory requirements	(114.6)	(112.9)
Less: Payables to brokers	—	(2.8)
Less: Convertible senior notes due 2018	(6.4)	(6.4)
Liquidity (1)	$240.7	$216.1

(1)	Our Convertible Senior Notes due 2020 and 2022 are excluded given their long-dated maturity.

The increase in our liquidity for the three months ended March 31, 2018 was primarily due to net income of $16.1 million, a reduction of $2.8 million in payables to brokers, partially offset by an increase in minimum regulatory requirements of $1.7 million and the purchase of treasury stock of $4.2 million.

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

An entity must separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and is reflected as a liability in our Condensed Consolidated Balance Sheets in an amount equal to the fair value, which, as of March 31, 2018 and December 31, 2017, was $133.7 million and $132.2 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our shareholders’ equity on our Condensed Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of March 31, 2018 and December 31, 2017, for our convertible senior notes was $38.6 million and $38.6 million, respectively. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we reported lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our Consolidated Income Statement because ASC 470-20 requires the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

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

Credit Facility
On August 3, 2017, the Company entered into a Credit Agreement, dated as of August 2, 2017, for a three year U.S. $50.0 million senior secured first lien revolving credit facility that matures in August 2020. Upon request of the Company, the credit facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. The credit facility contains covenants that are customary for an issuer with senior debt. As of March 31, 2018, we were in compliance with the covenants for our credit facility. The Company will pay a quarterly commitment fee based on the undrawn portion of the facility and interest on amounts drawn.

As of March 31, 2018, there were no amounts outstanding under the revolving line of credit.

Cash Flow
The following table sets forth a summary of our cash flow for the three months ended March 31, 2018 and the three months ended March 31, 2017 (amounts in thousands):

	For the Three Months Ended March 31,
	2018	2017
Net cash (used in)/provided by operating activities	$(2,194)	$51,774
Net cash used in investing activities	(3,938)	(10,764)
Net cash used in financing activities	(6,495)	(8,529)
Effect of exchange rate changes on cash and cash equivalents	27,036	13,102
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$14,409	$45,583
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

Operating Activities
Cash used for operating activities was $2.2 million for the three months ended March 31, 2018, compared to cash provided by operating activities $51.8 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, payables to customers decreased by $36.5 million compared to an increase of $86.4 million in the three months ended March 31, 2017. In addition, net income contributed $16.3 million of operating cash for the three months ended March 31, 2018 compared to a reduction from the net loss of $18.8 million for the three months ended March 31, 2017.

Investing Activities
Cash used for investing activities was $3.9 million for the three months ended March 31, 2018 compared to $10.8 million for the three months ended March 31, 2017. The decrease in cash used for investing activities was due to the acquisition of the FXCM customer accounts in the three months ended March 31, 2017.

Financing Activities
Cash used for financing activities was $6.5 million for the three months ended March 31, 2018 compared to cash used for financing activities of $8.5 million for the three months ended March 31, 2017. The reduction in cash used for financing activities was primarily due to the decrease in distributions to non-controlling interest holders and a decrease in the purchase of treasury stock for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Capital Expenditures
Capital expenditures were $3.9 million for the three months ended March 31, 2018 compared to $5.6 million for the three months ended March 31, 2017. The decrease in capital expenditures is related to the reduction of development of multiple trading platforms since platform migrations will be taking place throughout 2018.
Contractual Obligations
For the three months ended March 31, 2018, there were no significant changes to our vendor or operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
At March 31, 2018 and December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
For the three months ended March 31, 2018, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our Condensed Consolidated Financial Statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customers’ cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, in money market funds that invest in short-term U.S. government securities, and in United States and Canadian Imperial Bank of Commerce treasury bills. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of March 31, 2018, an immediate 100 basis point increase in short-term interest rates would result in approximately $10.5 million more in annual pretax income.

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

Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by instrument, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of March 31, 2018, we maintained capital levels of $299.2 million, which represented approximately 2.6 times the capital we were required to hold under applicable regulations.

Cash Liquidity Risk
In normal conditions, our market making business and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in markets in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with several financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds, with our liquidity providers. Collateral on deposit ranged from $92.3 million to $130.2 million in the aggregate during the three months ended March 31, 2018.

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
For the three months ended March 31, 2018, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2017.

ITEM 1A.	RISK FACTORS
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 describes the various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” There have been no material changes to the risk factors disclosed in that section of our Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
None.

(b) Purchase of Equity Securities by the Issuer
The following table presents information regarding our purchases of common stock in the three months ended March 31, 2018:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2018-January 31, 2018	124,337	$8.04	124,337	$12,264,759
February 1, 2018-February 28, 2018	225,497	$6.87	225,497	$10,710,340
March 1, 2018-March 31, 2018	230,230	$7.06	230,230	$9,080,835
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

GAIN Capital Holding, Inc.

Date: May 9, 2018	/s/ Glenn H. Stevens
Glenn H. Stevens
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2018	/s/ Nigel Rose
Nigel Rose
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)