Form 10-Q
period 2018-06-30
GAIN Capital Holdings, Inc.
filed 2018-08-09
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 27, 2018, the registrant had 44,642,233 shares of common stock, $0.00001 par value per share, outstanding.

GAIN CAPITAL HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	June 30, 2018	December 31, 2017
ASSETS:
Cash and cash equivalents	$360,312	$209,688
Cash and cash equivalents held for customers	920,366	978,828
Receivables from brokers	52,335	78,503
Property and equipment, net	36,462	40,742
Intangible assets, net	40,117	61,969
Goodwill	28,182	33,036
Other assets	36,743	45,881
Total assets	$1,474,517	$1,448,647
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers	$920,366	$978,828
Payables to brokers	2,973	2,789
Accrued compensation and benefits	10,623	10,104
Accrued expenses and other liabilities	39,749	33,947
Income tax payable	10,154	599
Convertible senior notes	135,289	132,221
Total liabilities	$1,119,154	$1,158,488
Commitments and contingent liabilities
Redeemable non-controlling interests	$2,562	$4,411
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized, 54,323,940 shares issued and 44,755,615 shares outstanding as of June 30, 2018; 120 million shares authorized, 53,612,340 shares issued and 45,152,299 shares outstanding as of December 31, 2017)	$—	$—
Additional paid-in capital	239,745	235,659
Retained earnings	199,683	122,686
Accumulated other comprehensive loss	(21,353)	(15,670)
Treasury stock, at cost (9,568,325 shares at June 30, 2018 and 8,460,041 at December 31, 2017)	(65,274)	(56,927)
Total shareholders’ equity	352,801	285,748
Total liabilities and shareholders’ equity	$1,474,517	$1,448,647
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE:
Retail revenue	$72,032	$79,079	$156,152	$118,010
Futures revenue	11,129	9,565	21,774	20,145
Other (loss)/revenue	(1,411)	822	484	1,833
Total non-interest revenue	81,750	89,466	178,410	139,988
Interest revenue	2,827	1,261	4,901	2,082
Interest expense	392	136	766	299
Total net interest revenue	2,435	1,125	4,135	1,783
Net revenue	$84,185	$90,591	$182,545	$141,771
EXPENSES:
Employee compensation and benefits	$22,473	$23,011	$46,811	$43,534
Selling and marketing	6,767	7,517	12,737	16,752
Referral fees	10,464	13,312	21,895	29,753
Trading expenses	5,541	4,863	11,352	10,334
General and administrative	14,228	11,835	26,692	21,064
Depreciation and amortization	5,341	4,121	10,709	7,949
Purchased intangible amortization	3,612	3,817	7,280	6,883
Communications and technology	5,495	4,497	10,886	9,526
Bad debt provision	282	(166)	1,400	(94)
Restructuring expenses	25	—	25	—
Impairment of investment	—	—	(130)	—
Total operating expense	74,228	72,807	149,657	145,701
OPERATING PROFIT/(LOSS)	9,957	17,784	32,888	(3,930)
Interest expense on long term borrowings	3,388	2,694	6,728	5,359
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE/(BENEFIT)	6,569	15,090	26,160	(9,289)
Income tax (benefit)/expense	(263)	1,533	7,413	(4,401)
Equity in net loss of affiliate	—	(34)	—	(54)
Net income/(loss) from continuing operations	6,832	13,523	18,747	(4,942)
Income from discontinued operations, including gain on sale of $69,581, net of income tax of $9,806	60,642	569	64,988	248
NET INCOME/(LOSS)	67,474	14,092	83,735	(4,694)
Less income attributable to non-controlling interest	326	153	501	238
NET INCOME/(LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	67,148	13,939	83,234	(4,932)
Other comprehensive income:
Foreign currency translation adjustment	(15,157)	7,761	(5,683)	12,300
COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$51,991	$21,700	$77,551	$7,368
Earnings/(loss) per common share:
Basic earnings/(loss) from continuing operations	$0.13	$0.30	$0.39	$(0.09)
Basic earnings from discontinued operations	$1.36	$0.01	$1.45	$0.01
Basic	$1.49	$0.31	$1.84	$(0.08)
Diluted earnings/(loss) from continuing operations	$0.13	$0.30	$0.38	$(0.09)
Diluted earnings from discontinued operations	$1.34	$0.01	$1.43	$0.01
Diluted	$1.47	$0.31	$1.81	$(0.08)
Weighted average common shares outstanding used in computing earnings/(loss) per common share:

Basic	44,797,103	47,687,214	44,906,800	47,790,307
Diluted	45,309,002	47,894,648	45,415,774	47,790,307
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Outstanding Shares	Amount
BALANCE—December 31, 2017	45,152,299	$—	$(56,927)	$235,659	$122,686	$(15,670)	$285,748
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	83,234	—	83,234
Exercise of options	84,500	—	—	587	—	—	587
Conversion of restricted stock into common stock	585,565	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	41,535	—	—	314	—	—	314
Purchase of treasury stock	(1,098,880)	—	(8,271)	—	—	—	(8,271)
Shares withheld for net settlements of share-based awards	(9,404)	—	(76)	—	—	—	(76)
Share-based compensation	—	—	—	3,185	—	—	3,185
Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	(890)	—	(890)
Dividends declared	—	—	—	—	(5,347)	—	(5,347)
Foreign currency translation adjustment	—	—	—	—	—	(5,683)	(5,683)
BALANCE—June 30, 2018	44,755,615	$—	$(65,274)	$239,745	$199,683	$(21,353)	$352,801

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Outstanding Shares	Amount
BALANCE—December 31, 2016	48,220,243	$—	$(30,767)	$218,392	$143,399	$(36,842)	$294,182
Net loss applicable to Gain Capital Holdings, Inc.	—	—	—	—	(4,932)	—	(4,932)
Exercise of options	82,774	—	—	335	—	—	335
Conversion of restricted stock into common stock	510,793						—
Issuance of common stock for the employee stock purchase plan	64,546			402			402
Purchase of treasury stock	(1,373,685)	—	(9,426)	—	—	—	(9,426)
Shares withheld for net settlements of share-based awards	(55,190)	—	(381)	—	—	—	(381)
Share-based compensation	—	—	—	2,856	—	—	2,856
Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	983	—	983
Dividends declared	—	—	—	—	(5,774)	—	(5,774)
Foreign currency translation adjustment	—	—	—	—	—	12,300	12,300
BALANCE—June 30, 2017	47,449,481	$—	$(40,574)	$221,985	$133,676	$(24,542)	$290,545
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$83,735	$(4,694)
Adjustments to reconcile net income/(loss) to cash (used in)/provided by operating activities
Loss/(gain) on foreign currency exchange rates	950	(96)
Depreciation and amortization	19,271	16,315
Deferred tax (benefit)/expense	(1,227)	622
Amortization of deferred financing costs	324	221
Bad debt provision/(recovery)	1,400	(94)
Convertible senior notes discount amortization	2,743	2,289
Share-based compensation	3,185	2,856
Equity in net loss of affiliate	—	54
Gain on sale of GTX	(69,581)	—
Changes in operating assets and liabilities:
Receivables from brokers	25,687	(20,037)
Other assets	3,055	518
Payables to customers	(67,826)	(20,183)
Payables to brokers	192	—
Accrued compensation and benefits	(2,056)	(4,891)
Accrued expenses and other liabilities	2,822	(6,176)
Income tax payable	9,345	(2,699)
Net cash provided by/(used in) operating activities	12,019	(35,995)
Cash provided by/(used in) operating activities - continuing operations	8,233	(24,521)
Cash provided by/(used in) operating activities - discontinued operations	3,786	(11,474)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,736)	(10,182)
Proceeds from sale of GTX	96,764	—
Acquisition of FXCM assets	—	(6,960)
Net cash provided by/(used in) investing activities	88,028	(17,142)
Cash used in investing activities - continuing operations	(7,891)	(16,806)
Cash provided by/(used in) investing activities - discontinued operations	95,919	(336)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	587	335
Proceeds from employee stock purchase plan	314	402
Purchase of treasury stock	(8,347)	(9,807)
Dividend payments	(5,347)	(5,774)
Distributions to non-controlling interest holders	(199)	(873)
Net cash used in financing activities	(12,992)	(15,717)
Effect of exchange rate changes on cash and cash equivalents	5,107	29,091
NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	92,162	(39,763)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	1,188,516	1,180,228
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$1,280,678	$1,140,465

Cash and cash equivalents	360,312	193,137
Cash and cash equivalents held for customers	920,366	947,328
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$1,280,678	$1,140,465

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$(4,346)	$(3,148)
Income taxes	$(3,040)	$(4,386)
Non-cash financing activities:
Adjustment to redemption value of non-controlling interests	$(890)	$983
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

The Company is a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. The Company operates its business in two segments. Through its retail segment, the Company provides its retail customers around the world with access to a diverse range of global financial markets, including spot forex, precious metals, as well as spread bets and contracts for difference, or CFDs, on currencies, commodities, indices, individual equities, cryptocurrencies, bonds and interest rate products, as well as OTC options. The Company’s futures segment offers execution and risk management services for exchange-traded products on major U.S. and European exchanges, including Bitcoin. For more information about the Company’s segments, please see Note 19.

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

Sale of GTX ECN Business
On June 29, 2018, the Company completed the sale of the GTX ECN business, which previously comprised the Company's institutional segment, to Deutsche Börse Group via its FX unit, 360T, for a total purchase price of $100 million subject to a customary working capital adjustment. The Company determined that the institutional segment met the discontinued operations criteria set forth in Accounting Standards Codification (ASC) Subtopic 205-20-45, Presentation of Financial Statements, in the quarter ended June 30, 2018. As such, the institutional segment results have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. For more information relating to the discontinued operations of the Company's GTX ECN business, please see Note 3.

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

2. ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In January 2017, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2) from the goodwill impairment test. Instead, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The guidance will be effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted after January 1, 2017. The Company has adopted this ASU as of January 1, 2018, and will apply Step 2 going forward to the extent it is required.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” which requires that companies present cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents (restricted cash) when reconciling beginning-of-period and end-of-period totals on the Statement of Cash Flows. The Company has retrospectively adopted this ASU as of January 1, 2018 and includes cash and cash equivalents held for customers as restricted cash. As a result, Net cash used in operating activities on the Statement of Cash Flows increased by $20.2 million for the six months ended June 30, 2017.

The Company defines restricted cash to include cash and cash equivalents held for customers, which represents cash and other highly liquid assets held to fund customer liabilities in connection with trading positions. Included in this balance are funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company records a corresponding liability in connection with this amount in Payables to customers. In addition, the Company holds certain customer funds in segregated or secured broker accounts. Legally segregated balances are not available for general use, in accordance with certain jurisdictional regulatory requirements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which is part of ASC Topic 606. It defines how companies report revenues from contracts with customers and also requires certain enhanced disclosures. The standard’s provisions and related amendments are effective for annual reporting periods beginning after December 15, 2017. On January 1, 2018, the Company adopted this guidance, which did not have a material impact on the Company’s financial statements. A substantial portion of revenue falls under ASC Topic 825, Financial Instruments, which is excluded from the scope of the new guidance. The Company adopted ASU No. 2014-09 using the modified retrospective approach. See Note 4 Revenue Recognition for additional disclosure.

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

3. DISCONTINUED OPERATIONS

On June 29, 2018, the Company completed the sale of its GTX ECN business, which previously comprised the Company's institutional segment, to Deutsche Börse via its FX unit, 360T, for a total purchase price of $100 million, subject to a customary working capital adjustment.

The Company recorded a gain of $69.6 million on the sale of the GTX business subject to the final working capital adjustment between the parties.

The Company determined that the sale of the GTX business qualifies as a discontinued operation under the criteria set forth in Accounting Standards Codification 205-20-45, Presentation of Financial Statements and the Company does not have any significant continuing involvement in these operations.

The results of operations from the discontinued segment for the three and six months ended June 30, 2018 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE:
Institutional revenue	$7,923	$7,435	$16,379	$15,802
Other revenue	(2)	—	(2)	—
Total non-interest revenue	7,921	7,435	16,377	15,802
Interest revenue	55	28	103	48
Total net interest revenue	55	28	103	48
Net revenue	$7,976	$7,463	$16,480	$15,850
EXPENSES:
Employee compensation and benefits	$2,466	$3,314	$5,879	$7,006
Trading expenses	2,782	2,315	5,439	4,911
Other expenses	1,861	1,804	3,924	3,183
Total operating expense	7,109	7,433	15,242	15,100
OPERATING PROFIT	867	30	1,238	750
Gain on sale of discontinued operations	69,581	—	69,581	—
INCOME BEFORE INCOME TAX EXPENSE/(BENEFIT)	70,448	30	70,819	750
Income tax expense/(benefit)	9,806	(539)	5,831	502
NET INCOME FROM DISCONTINUED OPERATIONS	$60,642	$569	$64,988	$248

Since the sale of the GTX ECN business closed on June 29, 2018, there are no assets held for sale as of June 30, 2018. As of December 31, 2017, total assets of $28.5 million and total liabilities of $3.8 million were related to the discontinued segment.

4. REVENUE RECOGNITION

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which is part of ASC Topic 606. It defines how companies report revenues from contracts with customers and also requires certain enhanced disclosures. The standard’s provisions and related amendments are effective for annual reporting periods beginning after December 15, 2017. On January 1, 2018, the Company adopted this guidance, which did not have a material impact on the Company’s financial statements. A substantial portion of the Company's retail revenue as well as interest revenue falls under ASC Topic 825, “Financial Instruments”, which is excluded from the scope of Topic 606. Additionally, the Company’s futures segment revenue was not materially impacted as the satisfaction of performance obligations under the new guidance is materially consistent with the Company’s previous revenue recognition policies. Accordingly, the adoption of the new standard did not result in a transition adjustment to opening retained earnings, and as a result, revenues for contracts with customers would not have been adjusted in prior periods and are not presented herein on an adjusted basis.

Similarly, the amended guidance did not have a material impact on the recognition of costs incurred to obtain new contracts. As a result of the adoption of the new guidance, the Company recorded a gross up of $0.5 million and $1.0 million for the three and six months ended June 30, 2018, respectively, which impacted referral fee expense in the Company's discontinued operations. The Company adopted ASU No. 2014-09 using the modified retrospective approach.

Under ASC Topic 606, revenues are recognized when control of the promised goods or services is transferred to customers in exchange for an amount that reflects the consideration the Company expects to be entitled to in transferring those goods or services. The following is a description of the Company’s revenue recognition policies as they relate to revenue from contracts with customers.

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

Disaggregation of Revenues
The following table presents the Company’s revenue from contracts with customers disaggregated by the services described above for the futures segment for the three and six months ended June 30, 2018:

	Three months ended June 30, 2018	Six months ended June 30, 2018
Futures
Direct Customers (1)	$2,693	$5,166
Indirect Customers (2)	$6,555	$13,583
Other	$2,852	$4,842
Total Segment Revenue	$12,100	$23,591

(1)	Direct customers are all customers not classified as indirect

(2)	Indirect customers are referred to the Company by introducing brokers

Contract Assets and Contract Liabilities

The timing of revenue recognition may differ from the timing of payment from customers. The Company records a receivable when revenue is recognized prior to payment, and when the Company has an unconditional right to payment. The Company records a contract liability when payment is received, prior to the time at which the service obligation is satisfied.

5. FAIR VALUE INFORMATION

Fair value is defined as the price that would be received in exchange for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. Generally Accepted Accounting Principles ("US GAAP") establishes a three level hierarchy that ranks the quality and reliability of information used in developing fair value estimates for financial instruments. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument’s level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of fair value hierarchy are summarized below:

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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Cash and cash equivalents:
Money market accounts	$252,311	$—	$—	$252,311
Cash and cash equivalents held for customers:
US treasury bills: U.S. government and agency securities	103,891	—	—	103,891
Receivable from brokers:
Broker derivative contracts	—	(10,391)	—	(10,391)
Other assets:
Certificates of deposit	176	—	—	176
Other	125	—	—	125
Payables to customers:
Customer derivative contracts	—	124,807	—	124,807
Payables to brokers:
Broker derivative contracts	—	2,482	—	2,482
Total	$356,503	$116,898	$—	$473,401

	Fair Value Measurements on a Recurring Basis as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Cash and cash equivalents:
Money market accounts	$219,286	$—	$—	$219,286
Cash and cash equivalents held for customers:
US treasury bills: U.S. government and agency securities	105,190	—	—	105,190
Receivable from brokers:
Broker derivative contracts	—	4,966	—	4,966
Other assets:
Certificates of deposit	175	—	—	175
Other	130	—	—	130
Payables to customers:
Customer derivative contracts	—	129,966	—	129,966
Payables to brokers:
Broker derivative contracts		(3,170)		(3,170)
Total	$324,781	$131,762	$—	$456,543

The Company has not changed its valuation approaches or techniques in measuring the fair value of any financial assets and liabilities during the six months ended June 30, 2018, nor has there been any movement between levels during the period.

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

Level 3 Financial Liabilities

The Company did not have any Level 3 Financial Assets or Liabilities on June 30, 2018 or December 31, 2017.

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

The carrying value of Convertible senior notes represents the notes’ principal amounts net of unamortized discount (refer to Note 14). The Company assessed the notes’ fair value as determined by current Company-specific and risk free interest rates as of the balance sheet date.

	As of June 30, 2018		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$62,726	$62,726	$—	$62,726	$—
Financial Liabilities:
Payables to customers	$1,045,173	$1,045,173	$—	$1,045,173	$—
Payable to brokers	$5,455	$5,455	$—	$5,455	$—
Convertible senior notes	$135,289	$179,847	$—	$179,847	$—

	As of December 31, 2017		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$73,537	$73,537	$—	$73,537	$—
Payables to brokers	$381	$381	$—	$381	$—
Financial Liabilities:

Payables to customers	$1,108,794	$1,108,794	$—	$1,108,794	$—
Convertible senior notes	$132,221	$205,073	$—	$205,073	$—

6. DERIVATIVES

The Company’s contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from brokers, Payables to customers and Payables to brokers on the accompanying Condensed Consolidated Balance Sheets (amounts in thousands):

	June 30, 2018
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$105,405	$(23,079)	$82,326
CFD contracts	91,411	(60,328)	31,083
Metals contracts	6,363	(2,874)	3,489
Total	$203,179	$(86,281)	$116,898

	June 30, 2018
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/(Liabilities):
Receivables from brokers	$62,726	$(10,391)	$52,335
Payables to customers	$(1,045,173)	$124,807	$(920,366)
Payable to brokers	$(5,455)	$2,482	$(2,973)

	December 31, 2017
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$121,104	$(31,556)	$89,548
CFD contracts	102,659	(62,322)	40,337
Metals contracts	4,084	(2,207)	1,877
Total	$227,847	$(96,085)	$131,762

	December 31, 2017
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet
Derivative Assets/(Liabilities):

Receivables from brokers	$73,537	$4,966	$78,503
Payables to customers	$(1,108,794)	$129,966	$(978,828)
Payables to brokers	$381	$(3,170)	$(2,789)
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

	June 30, 2018
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,019,520	3,598,235
CFD contracts	115,947	168,033
Metals contracts	485	120
Total	3,135,952	3,766,388

	December 31, 2017
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	2,075,789	4,148,056
CFD contracts	126,519	174,835
Metals contracts	414	217
Total	2,202,722	4,323,108
The Company did not designate any of its derivatives as hedging instruments. Net gains with respect to derivative instruments reflected in Retail revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2018 and June 30, 2017 were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivative Instruments:
Foreign currency exchange contracts	$51,579	$43,633	$92,830	$61,009
CFD contracts	14,681	26,422	51,828	53,213
Metals contracts	5,759	9,018	11,481	3,782
Total	$72,019	$79,073	$156,139	$118,004

7. RECEIVABLES FROM BROKERS
The Company has posted funds with brokers as collateral required by agreements for holding trading positions. These amounts are reflected as Receivables from brokers on the Condensed Consolidated Balance Sheets.

Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	June 30, 2018	December 31, 2017
Required collateral	$62,726	$73,537
Open foreign exchange positions	(10,391)	4,966
Total	$52,335	$78,503

8. PROPERTY AND EQUIPMENT
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	June 30, 2018	December 31, 2017
Software	$59,713	$57,047
Computer equipment	18,964	18,390
Leasehold improvements	10,963	11,068
Telephone equipment	642	643
Office equipment	2,048	2,110
Furniture and fixtures	3,544	3,592
Web site development costs	635	386
Gross property and equipment	96,509	93,236
Less: Accumulated depreciation and amortization	(60,047)	(52,494)
Property and equipment, net	$36,462	$40,742

Depreciation and amortization expense for property and equipment was $5.3 million and $4.1 million for the three months ended June 30, 2018 and 2017, respectively, and $10.7 million and $7.9 million for the six months ended June 30, 2018 and 2017, respectively.

9. INTANGIBLE ASSETS
The Company’s various intangible assets consisted of the following as of (amounts in thousands):

	June 30, 2018			December 31, 2017
Intangibles	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$59,658	$(36,210)	$23,448	$60,420	$(31,698)	$28,722
Technology	50,233	(37,273)	12,960	72,204	(43,270)	28,934
Trademarks	7,533	(4,187)	3,346	7,680	(3,730)	3,950
Total finite lived intangibles	117,424	(77,670)	39,754	140,304	(78,698)	61,606
Trademark not subject to amortization (1)	363	—	363	363	—	363
Total intangibles	$117,787	$(77,670)	$40,117	$140,667	$(78,698)	$61,969

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

The Company had the following identifiable intangible assets and weighted average amortization periods as of June 30, 2018:

Intangible Assets	Amount (in thousands)	Weighted average amortization period
Customer lists	$59,658	6.9 years
Technology	50,233	8.6 years
Trademarks (1)	7,896	6.7 years
Total intangible assets	$117,787
(1) Trademarks with an indefinite-life, as described above, comprise $0.4 million of the $7.9 million of trademarks.

Amortization expense for the purchased intangibles was $3.6 million and $3.8 million for the three months ended June 30, 2018 and 2017, respectively, and $7.3 million and $6.9 million for the six months ended June 30, 2018 and 2017, respectively.

On February 7, 2017, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Forex Capital Markets L.L.C. (“FXCM”). Pursuant to the terms of the Purchase Agreement, FXCM transferred substantially all of its U.S.-

domiciled customer accounts to the Company effective as of February 24, 2017. The Company paid $7.2 million to FXCM as consideration for the purchased accounts for the full year 2017, which was capitalized and included as an intangible asset and amortized on a straight line basis over its two year useful life.

Goodwill

Goodwill is evaluated for impairment on an annual basis on October 31 and in interim periods when events or changes indicate the carrying value may not be recoverable. As a result of the sale of the GTX ECN business, the Company tested the institutional goodwill for impairment using data as of June 30, 2018 and concluded there was no impairment. The $4.6 million of institutional goodwill was allocated to discontinued operations.

The Company operates under two reporting units: retail and futures. There were no additions or impairments to the carrying value of the Company’s goodwill during the six months ended June 30, 2018.

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

As of June 30, 2018 and December 31, 2017, the Company had recorded goodwill of approximately $28.2 million and $33.0 million, respectively. The decrease of $4.8 million was primarily related to the discontinued operations of GTX.

The following represents the changes in the carrying amount of goodwill by segment (amounts in thousands):

	Retail	Institutional	Futures	Total
Carrying amount of goodwill as of December 31, 2017	$25,952	$4,650	$2,434	$33,036
Foreign currency translation adjustments	(186)	(34)	(18)	(238)
Discontinued operations	—	(4,616)	—	(4,616)
Carrying amount of goodwill as of June 30, 2018	$25,766	$—	$2,416	$28,182

10. OTHER ASSETS
Other assets consisted of the following as of (amounts in thousands):

	June 30, 2018	December 31, 2017
Vendor and security deposits	$6,932	$11,923
Income tax receivable	282	2,132
Deferred tax assets, net	12,053	10,698
GTX trade receivables	616	5,758
Customer debit positions	4,067	2,384
Allowance on customer debit positions	(3,700)	(1,959)
Prepaid assets	8,801	9,523
Miscellaneous receivables	7,248	4,872
Deferred commitment fees	444	550
Total other assets	$36,743	$45,881
11. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company. These accounts are recorded in Payables to customers on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $0.2 million and $0.2 million at June 30, 2018 and December 31, 2017, respectively.

IPGL Limited, the majority selling shareholder in the acquisition of City Index, has a trading account with the Company which is recorded in Payables to customers on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $20.2 million and $15.9 million as of June 30, 2018 and December 31, 2017, respectively. The net revenue generated by any individual related party was not deemed to be material in any period.

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

In February 2018, the minority owners of GAA notified the Company that they were exercising their put option with respect to their combined 21% ownership of GAA. The purchase of the ownership interests subject to the put option had not settled as of June 30, 2018. However, because of the issuance of the exercise notice, the related non-controlling interest in GAA was reclassified as a liability. The purchase of the minority ownership interests is expected to close in the third quarter of 2018.

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

The table below reflects the non-controlling interests’ effects on the Company’s financial statements (amounts in thousands):

Redeemable non-controlling interests
January 1, 2018	$4,411
Adjustment to the redemption value of non-controlling interests	890
Net income attributable to non-controlling interests	371
Distributions to non-controlling interest holders	(199)
Reclassification to liabilities	(2,911)
June 30, 2018	$2,562

13. REVOLVING CREDIT ARRANGEMENT

On August 3, 2017, the Company entered into a Credit Agreement, dated as of August 2, 2017, for a three year U.S. $50.0 million senior secured first lien revolving credit facility that matures in August 2020. Upon request of the Company, the credit facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. The credit facility contains covenants that are customary for an issuer with senior debt. The commitment fees of $0.4 million is amortized over the life of the facility and is recorded to Other Assets. As of June 30, 2018, the Company was in compliance with the covenants for its credit facility.

As of June 30, 2018, there were no amounts outstanding under the revolving line of credit.
14. CONVERTIBLE SENIOR NOTES

Convertible Senior Notes due 2022

On August 22, 2017, the Company issued $92.0 million aggregate principal amount of its 5.00% Convertible Senior Notes due 2022, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a fixed rate of 5.00% per year, payable semi-annually in arrears on February 15 and August 15 of each year. The Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election. The Company currently intends to settle the debt in cash. The Notes will mature on August 15, 2022, unless earlier converted, redeemed or repurchased. The Company may not redeem the Notes prior to August 15, 2020. The net proceeds from the offering were approximately $89.0 million, after deducting discounts to the initial purchasers but prior to other offering expenses payable by the Company.

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

Convertible Senior Notes due 2018
On November 27, 2013, the Company issued $80.0 million principal amount of 4.125% Convertible Senior Notes due December 1, 2018. The Company received net proceeds of $77.9 million, after deducting the initial purchasers' discount. These Convertible Senior Notes pay interest semi-annually on June 1 and December 1 at a rate of 4.125% per year, which commenced on June 1, 2014. During the first quarter of 2016, the Company repurchased $1.9 million in principal amount of the convertible senior notes due 2018, for an aggregate purchase price of $1.7 million. During the third quarter of 2017, the Company repurchased $71.8 million in principal amount of the convertible senior notes due 2018, for an aggregate purchase price of $73.7 million with the proceeds from the issuance of Convertible Senior Notes due 2022. As a result, the Company recognized an extinguishment loss of $4.9 million. The Company currently intends to settle the remaining outstanding debt in cash upon maturity.

Under accounting guidance, an entity must separately account for the liability and equity components of a convertible debt instrument that may be settled entirely or partially in cash upon conversion. The separate accounting must reflect the issuer’s economic interest cost.

The balances of the liability and equity components as of June 30, 2018 and December 31, 2017 were as follows (amounts in thousands):

	June 30, 2018	December 31, 2017
Liability component - principal	$158,350	$158,350
Deferred bond discount	(22,615)	(25,624)
Deferred financing cost	(446)	(505)
Liability component - net carrying value	$135,289	$132,221

Additional paid in capital	$39,405	$39,405
Discount attributable to equity	(826)	(826)
Equity component	$38,579	$38,579
Interest expense related to the Convertible Senior Notes, included in Interest Expense on long term borrowings in the Condensed Consolidated Statements of Operations and Comprehensive Income, was as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense - stated coupon rate	$1,834	$1,425	$3,668	$2,850
Interest expense - amortization of deferred bond discount and costs	1,554	1,269	3,060	2,509
Total interest expense - convertible senior notes	$3,388	$2,694	$6,728	$5,359
15. EARNINGS/(LOSS) PER COMMON SHARE

Basic and diluted earnings/(loss) per common share are computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, unvested restricted stock units and unvested restricted stock awards. Approximately 0.3 million and 0.4 million stock options were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2018, respectively, as they were anti-dilutive. Approximately 0.2 million and 0.3 million stock options were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2017, respectively, as they were anti-dilutive.

Diluted earnings (loss) per share excludes any shares of Company common stock potentially issuable under the Company’s convertible senior notes, which are discussed in Note 14. Based upon an assumed trading price of $13 for each share of the Company’s common stock, and if the relevant conditions under the indenture governing the 2018, 2020, and 2022 convertible senior notes were satisfied, there would be no additional dilutive shares for the 2018 note and an additional 1.5 million and 4.2 million dilutive shares as of June 30, 2018, for the 2020 and 2022 notes, respectively.

The following table sets forth the computation of earnings/(loss) per share (amounts in thousands except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income/(loss) from continuing operations	$6,506	$13,370	$18,246	$(5,180)
Adjustment (1)	(523)	915	(890)	983
Net income/(loss) available to GAIN common shareholders from continuing operations	$5,983	$14,285	$17,356	$(4,197)

Net income from discontinued operations	60,642	569	64,988	248

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	44,797,103	47,687,214	44,906,800	47,790,307
Effect of dilutive securities:
Stock options	276,899	207,434	269,316	267,880
RSUs/RSAs	235,000	—	239,658	6,923
Diluted weighted average common shares outstanding	45,309,002	47,894,648	45,415,774	47,790,307

Basic earnings/(loss) from continuing operations	$0.13	$0.30	$0.39	$(0.09)
Basic earnings from discontinued operations	$1.36	$0.01	$1.45	$0.01

Diluted earnings/(loss) from continuing operations	$0.13	$0.30	$0.38	$(0.09)
Diluted earnings from discontinued operations	$1.34	$0.01	$1.43	$0.01

(1)
During the three and six months ended June 30, 2018 and 2017, the Company concluded that the carrying value of the Company's redeemable noncontrolling interests was less than their redemption value, requiring that an adjustment to the carrying value be recorded for purposes of calculating earnings/(loss) per common share. The adjustment to increase or reduce the carrying value will, respectively, reduce or increase earnings/(loss) per common share by reducing or increasing net income available to common shareholders.
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
17. INCOME TAXES

The Company's (benefit)/provision for income taxes was approximately $(0.3) million and $7.4 million for the three and six months ended June 30, 2018 and a provision/(benefit) of approximately $1.5 million and $(4.4) million for the three and six months ended June 30, 2017. These amounts reflect the Company's estimate of the annual effective tax rates of (4.0)% and 10.2%, adjusted for certain discrete items, for the three months ended June 30, 2018 and 2017, respectively. The Company's effective tax rates of 28.3% and 47.4% for the six months ended June 30, 2018 and 2017, respectively, reflect the Company's estimate of the annual effective tax rate adjusted for certain discrete items, primarily changes in uncertain tax positions. Changes in the Company's effective tax rate arise primarily from changes in the geographic mix of revenues and expenses, as well as changes to statutory tax rates.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Certain net deferred tax assets of the Company are included in Other assets on the Condensed Consolidated Balance Sheets.
18. REGULATORY REQUIREMENTS
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of June 30, 2018 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$35.8	$48.8	$13.0	136%
GAIN Capital Securities, Inc.	0.1	0.4	0.3	400%
GAIN Capital U.K., Ltd.	66.4	201.2	134.8	303%
GAIN Capital Japan Co., Ltd.	1.6	9.5	7.9	594%
GAIN Capital Australia, Pty. Ltd.	0.7	5.4	4.7	771%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.4	1.5	179%
GAIN Global Markets, Inc.	0.4	2.0	1.6	500%
GAIN Capital-Forex.com Canada, Ltd.	0.2	1.4	1.2	700%
GAIN Capital Singapore Pte., Ltd.	0.3	7.4	7.1	2,467%

Trade Facts, Ltd.	0.6	3.5	2.9	583%
Global Asset Advisors, LLC	—	1.4	1.4	100%
GAIN Capital Payments Ltd.	0.1	0.4	0.3	400%
GTX SEF, LLC	0.8	1.0	0.2	125%
Total	$108.9	$285.8	$176.9	262%
19. SEGMENT INFORMATION
ASC Topic 280, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise which engage in business activities from which they may earn revenues and incur expenses and about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. Reportable segments are defined as an operating segment that either (a) exceeds 10% of revenue, or (b) the reported profit or loss in absolute amount of which exceeds 10% of profit of all operating segments that did not report a loss or (c) exceeds 10% of the combined assets of all operating segments. The Company’s operations relate to global trading services and solutions.

During the first quarter of 2018, the Company completed its implementation of global support groups in the areas of finance, legal, human resources, and treasury. These groups are now centrally managed and support all business functions. Therefore, all costs related to these groups previously recorded within the retail segment will now be classified in our corporate and other segment to better align the cost reporting with the support services. The change in segment reporting has no impact on the net profit or loss of the Company. To enable comparisons with prior period performance, historical segment information for the periods included in the tables below reflect this reporting change.

On June 29, 2018, the Company completed the sale of its GTX ECN business, which previously comprised the Company's institutional segment, to Deutsche Börse Group via its FX unit, 360T, for a total purchase price of $100 million subject to a customary working capital adjustment. The Company determined that the institutional segment met the discontinued operations criteria set forth in ASC Subtopic 205-20-45, Presentation of Financial Statements, in the quarter ended June 30, 2018. As such, the institutional segment results have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. For more information relating to the discontinued operations of the Company's GTX ECN business, please see Note 3.

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

Futures Segment
The futures segment offers execution and related services for exchange-traded futures, including futures on Bitcoin, and futures options on major U.S. and European exchanges. The Company offers futures services through its subsidiary, GAIN Capital Group, LLC, under several brands, including GAIN Capital Futures. In addition, in 2014, the Company expanded its futures business by acquiring majority interests in GAA and TT.

Corporate and other
Corporate and other provides general corporate services to the Company’s segments and also includes expense eliminations between operating segments, which were $0.4 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and $0.9 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively. Corporate and other revenue primarily comprises foreign currency transaction gains and losses.

Selected financial information by segment is presented in the following tables (amounts in thousands):

	Retail
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$74,532	$80,605	$160,205	$120,692

Employee compensation and benefits	13,648	14,405	29,072	27,740
Selling and marketing	6,496	7,244	12,161	16,150
Referral fees	7,040	9,826	14,726	22,149
Other operating expenses	18,279	15,217	36,011	28,620
Segment profit	$29,069	$33,913	$68,235	$26,033

	Futures
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$12,100	$10,013	$23,591	$20,980

Employee compensation and benefits	2,863	2,494	5,374	5,045
Selling and marketing	202	221	443	486
Referral fees	3,424	3,486	7,169	7,604
Other operating expenses	3,556	3,234	7,349	6,976
Segment profit	$2,055	$578	$3,256	$869

	Corporate and Other
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Other revenue/(loss)	$(2,447)	$(27)	$(1,251)	$99

Employee compensation and benefits	5,962	6,112	12,365	10,749
Selling and marketing	69	52	133	116
Other operating expenses	3,711	2,578	6,970	5,234
Loss	$(12,189)	$(8,769)	$(20,719)	$(16,000)
Reconciliation of operating segment profit to Income before income tax expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Retail segment	$29,069	$33,913	$68,235	$26,033
Futures segment	2,055	578	3,256	869
Corporate and other	(12,189)	(8,769)	(20,719)	(16,000)
SEGMENT PROFIT	18,935	25,722	50,772	10,902
Depreciation and amortization	5,341	4,121	10,709	7,949
Purchased intangible amortization	3,612	3,817	7,280	6,883
Restructuring expenses	25	—	25	—
Impairment of investment	—	—	(130)	—
OPERATING PROFIT/(LOSS)	9,957	17,784	32,888	(3,930)
Interest expense on long term borrowings	3,388	2,694	6,728	5,359
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	$6,569	$15,090	$26,160	$(9,289)
20. SUBSEQUENT EVENTS

On July 26, 2018, the Company announced the payment of a $0.06 dividend per share of Common Stock payable on September 18, 2018 to stockholders of record on September 11, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN,” the “Company,” “our,” “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. GAIN’s fiscal quarter ended on June 30, 2018.

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

OVERVIEW

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. Our retail and futures segments service customers in more than 180 countries worldwide, and we conduct business from our offices in Bedminster, New Jersey; Jersey City, New Jersey; Chicago, Illinois; Powell, Ohio; London, England; Cornwall, England; Tokyo, Japan; Sydney, Australia; Shanghai, China; Hong Kong; Dubai, U.A.E.; and Singapore.

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

We currently operate our business in two segments. Through our retail segment, we provide customers around the world access to a diverse range of global financial markets. We offer our customers access to over 12,500 financial products, including spot foreign exchange (forex), precious metals trading, as well as contracts for difference (CFDs), which are investment products with returns linked to the performance of underlying assets. We offer CFDs on currencies, commodities, indices, individual equities, cryptocurrencies, bonds and interest rate products. In the United Kingdom, we offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment for residents of that country. In addition to these OTC products, our futures segment offers exchange-traded futures, including on Bitcoin, and options on futures on more than 30 global exchanges. Each of our operating segments is discussed in more detail below. For financial information regarding our segments, please see Note 19 to our Condensed Consolidated Financial Statements elsewhere in this report.

As a global provider of online trading services, our results of operations are impacted by a number of external factors, including market volatility, competition, the regulatory environment in the various jurisdictions and markets in which we operate and the financial condition of the retail customers to whom we provide our services. These factors are not the only factors that impacted our results of operations for the most recent fiscal period, and additional factors may impact our results of operations in future periods. In addition, please refer to “Part II - Item 1A. Risk Factors” for a discussion of other factors that may impact our business.

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

Our financial performance for the six months ended June 30, 2018 reflects a continuing return to more normalized volatility levels from the subdued levels in 2017, providing a market environment in which we were able to benefit from the execution of our strategic priorities and our investment in organic initiatives over the past year.

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

In March 2018, ESMA announced product intervention measures to further regulate the marketing, distribution or sale of CFDs to retail investors in the European Union. These measures include leverage limits which vary based on the underlying asset, a margin close out rule on a per account basis, negative balance protection on a per account basis, a restriction on incentives offered to trade CFDs and a required standardized risk warning.  These measures have now been published in the Official Journal of the European Union and became effective on August 1, 2018. While the restrictions on leverage are expected to affect our clients' trading patterns, the Company has taken actions it believes will mitigate the impact of ESMA’s regulations and currently does not expect the regulations will have a material adverse impact on the Company’s results of operations or financial condition.

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

Sale of GTX ECN Business

On June 29, 2018, we completed the sale of the assets of our GTX ECN business, an institutional platform for trading foreign exchange, to 360T, a subsidiary of Deutsche Börse AG, pursuant to an Asset Purchase Agreement dated as of May 29, 2018 (the "Purchase Agreement"). The Purchase Agreement provides for a cash purchase price for the GTX business of $100 million, subject to a customary working capital adjustment. The Purchase Agreement contains customary representations and warranties that generally survive until the first anniversary of the closing date. We have also agreed to certain non-competition and non-solicitation obligations relating to the GTX business and its employees that expire on the third anniversary of the closing date. We will continue to provide certain transition services to the buyer for an initial period of 3 months following the closing date, and the parties have entered into commercial agreements relating to a continued business relationship between GAIN and 360T.

Prior to its sale, we reported the results of our GTX ECN business as part of our institutional segment. We have determined that the institutional reportable segment met the discontinued operations criteria set forth in ASC Subtopic 205-20-45, Presentation of Financial Statements, in the quarter ended June 30, 2018. As such, the institutional segment results have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. For more information relating to the discontinued operations of our GTX ECN business, please see Note 3 to our Condensed Consolidated Financial Statements elsewhere in this report.

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

The Credit Agreement provides for a U.S. $50.0 million senior secured first lien revolving credit facility (the “Facility”), to be made available upon certain terms and conditions described below. Upon our request, the Facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. Each Lender has the absolute discretion to provide all or any part of the requested increase, or to decline to participate in the increase. Amounts available under the Facility may be borrowed, repaid and reborrowed on and after the closing date until the third anniversary of the closing date (the “Maturity Date”). All amounts outstanding under the Facility will initially bear interest, at our option, at a rate per annum equal to (i) the “Cost of Funds Rate” or, if applicable, “Base Rate” plus 1.75% per annum, or (ii) “LIBOR Rate” plus 2.75% per annum, in each case as such terms are defined in the Credit Agreement. Beginning on the date on which we deliver to the Lenders financial statements for the first full fiscal quarter after the closing date, the applicable margin for the Facility will be determined on a sliding scale based on our Consolidated Gross Leverage Ratio (as defined in the Facility). As of June 30, 2018 the interest rate is 7.00%.

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

Revenue
Revenue from our business consists of retail revenue, futures revenue, other revenue and interest revenue.

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

For the three and six months ended June 30, 2018, retail revenue represented 85.6% and 85.5% of our total net revenue, respectively. For the three and six months ended June 30, 2017, retail revenue represented 87.3% and 83.2% of our total net revenue, respectively.

For the three and six months ended June 30, 2018, approximately 97% and 97%, respectively, of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 3% and 3%, respectively, of our average daily retail trading volume consisted of our net exposure. For the three and six months ended June 30, 2017, approximately 98% and 97%, respectively, of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 2% and 3%, respectively, of our average daily retail trading volume consisted of our net exposure

We manage our net exposure by applying position and exposure limits established under our risk-management policies and by continuous, active monitoring by our trading and risk teams. Based on our risk management policies and procedures, over time a portion of our net exposure may be hedged with our liquidity providers. Although we do not actively initiate proprietary market positions in anticipation of future movements in the relative prices of the products we offer, through our net exposure we are likely to have open positions in various products at any given time. In the event of unfavorable market movements, we may experience losses on such positions. See “Our Retail Segment - Sophisticated Risk Management” in Item 1. Business, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for further details regarding our risk management policies for the retail segment.

Futures Revenue
Futures revenue comprises primarily of commissions earned on futures and futures options trades. We act as an agent for the trades executed in our futures segment and are not exposed to market risk in connection with that activity.

Other Revenue
Other revenue primarily comprises foreign currency translation gains and losses, as well as account related fees.

Net Interest Revenue
Net interest revenue/expense consists primarily of the revenue generated by our cash and customer cash held by us at banks and on deposit as collateral with our liquidity providers as well as U.S. Treasury bill, less interest paid to our customers.

Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term United States government securities, treasury bills, and other money market instruments. Interest paid to customers varies primarily due to the net value of a customer account. A customer’s net account value equals cash on deposit plus the mark-to-market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $2.4 million for the three months ended June 30, 2018, compared to net interest revenue of $1.1 million for the three months ended June 30, 2017.

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

Referral Fees
Referral fees consist of compensation paid to our white label partners and introducing brokers. We generally provide white label partners with the platform, systems, and back-office services necessary for them to offer trading services to their customers. Introducing brokers identify and direct customers to the Company.

Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from the customers that they have introduced. Our indirect business accounted for 24.8% and 24.0% of retail trading volume in the three and six months ended June 30, 2018, and 30.9% and 35.3% in the three and six months ended June 30, 2017, respectively. The decline in indirect volume was due to our focus on expanding our direct business and efforts to optimize our indirect channel.

Trading Expenses
Trading expenses consist of exchange fees paid to exchanges and other third-parties for exchange market data that we provide to our customers or use to create our own derived data products, as well as fees for news services and fees paid to prime brokers in connection with our futures segment.

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

Operating Metrics
We review various key operating metrics, which are described below, to evaluate the performance of our businesses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Retail
OTC Trading Volume (billions) (1)	$679.6	$646.4	$1,474.9	$1,265.7
OTC Average Daily Volume (billions)	$10.6	$9.9	$11.5	$9.7
12 Month Trailing Active OTC Accounts (2)	130,018	134,120	130,018	134,120
3 Month Trailing Active OTC Accounts (2)	76,654	83,511	$76,654	$83,511
Client Assets (millions)	$711.4	$732.9	$711.4	$732.9

Futures
Number of Futures Contracts (3)	2,073,684	1,655,166	4,233,915	3,715,797
Futures Average Daily Contracts	32,401	26,272	33,871	29,726
12 Month Trailing Active Futures Accounts (2)	7,881	7,885	7,881	7,885
Client Assets (millions)	$209.0	$214.4	$209.0	$214.4

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

RESULTS OF OPERATIONS

Discontinued Operations
In light of the sale of our GTX ECN business in June 2018, which comprised our institutional segment, the results of the institutional segment are presented as discontinued operations in our Consolidated Statements of Operations and Comprehensive Income.

Unless otherwise stated, financial results discussed herein refer to our continuing operations in our retail, futures and corporate and other segments.

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	(amounts in thousands)				(amounts in thousands)
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
REVENUE:
Retail revenue	$72,032	$79,079	$(7,047)	(8.9)%	$156,152	$118,010	$38,142	32.3%
Futures revenue	11,129	9,565	1,564	16.4%	21,774	20,145	1,629	8.1%
Other (loss)/revenue	(1,411)	822	(2,233)	(271.7)%	484	1,833	(1,349)	(73.6)%
Total non-interest revenue	81,750	89,466	(7,716)	(8.6)%	178,410	139,988	38,422	27.4%
Interest revenue	2,827	1,261	1,566	124.2%	4,901	2,082	2,819	135.4%
Interest expense	392	136	256	188.2%	766	299	467	156.2%
Total net interest revenue	2,435	1,125	1,310	116.4%	4,135	1,783	2,352	131.9%
Net revenue	$84,185	$90,591	$(6,406)	(7.1)%	$182,545	$141,771	$40,774	28.8%

The decrease in retail revenue for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to a decrease in revenue capture. The increase in retail revenue for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to an increase in trading volume, as well as a slight increase in revenue capture. The increased trading volume for the six months ended June 30, 2018 primarily reflects a return to more normalized volatility levels as compared to historically low levels experienced in the six months ended June 30, 2017.

The increase in futures revenue for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to an increase in volumes across all lines of business.

The decrease in other revenue for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to the impact of foreign currency revaluation.

Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	(amounts in thousands)				(amounts in thousands)
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Employee compensation and benefits	$22,473	$23,011	$(538)	(2.3)%	$46,811	$43,534	$3,277	7.5%
Selling and marketing	6,767	7,517	(750)	(10.0)%	12,737	16,752	(4,015)	(24.0)%
Referral fees	10,464	13,312	(2,848)	(21.4)%	21,895	29,753	(7,858)	(26.4)%
Trading expenses	5,541	4,863	678	13.9%	11,352	10,334	1,018	9.9%
General and administrative	14,228	11,835	2,393	20.2%	26,692	21,064	5,628	26.7%
Depreciation and amortization	5,341	4,121	1,220	29.6%	10,709	7,949	2,760	34.7%
Purchased intangible amortization	3,612	3,817	(205)	(5.4)%	7,280	6,883	397	5.8%
Communications and technology	5,495	4,497	998	22.2%	10,886	9,526	1,360	14.3%
Bad debt provision	282	(166)	448	269.9%	1,400	(94)	1,494	1,589.4%
Restructuring expenses	25	—	25	100.0%	25	—	25	100.0%
Impairment of investment	—	—	—	—%	(130)	—	(130)	(100.0)%
Total operating expense	74,228	72,807	1,421	2.0%	149,657	145,701	3,956	2.7%
OPERATING PROFIT/(LOSS)	9,957	17,784	(7,827)	(44.0)%	32,888	(3,930)	36,818	936.8%
Interest expense on long term borrowings	3,388	2,694	694	25.8%	6,728	5,359	1,369	25.5%
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE/(BENEFIT)	6,569	15,090	(8,521)	(56.5)%	26,160	(9,289)	35,449	381.6%
Income tax (benefit)/expense	(263)	1,533	(1,796)	(117.2)%	7,413	(4,401)	11,814	268.4%
Equity in net loss of affiliate	$—	$(34)	34	100.0%	$—	$(54)	54	(100.0)%
Net income/(loss) from continuing operations	$6,832	$13,523	(6,691)	(49.5)%	$18,747	$(4,942)	23,689	479.3%
Income from discontinued operations, including gain on sale of $69,581, net of income tax of $9,806	$60,642	$569	$60,073	NM	$64,988	$248	$64,740	NM
The decrease in employee compensation and benefits for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily related to a decrease in the Company's incentive compensation plan based on financial performance during the quarter. Employee compensation and benefits for the six months ended June 30, 2018 increased compared to the six months ended June 30, 2017 primarily due to an increase in the Company's incentive compensation plan based on financial performance during the year.

The decrease in selling and marketing expense for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily related to decreases in marketing expenditures for our retail segment in the first and second quarters ahead of a planned upgrade of our US service in the second half of 2018, including the anticipated launch of a new retail trading platform.

The decrease in referral fees for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily related to the decrease in indirect volume and a lower referral fee per million due to ongoing optimization efforts during the three and six months ended June 30, 2018.

The increase in trading expenses for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily related to increased clearing fees due to higher volumes.

The increase in general and administrative expenses for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was due to an increase in payment processing fees and spreadbet duty driven by higher customer engagement and an increase in professional fees related to tax and legal services. The increase in general and administrative expenses also reflected an increase in value-added sales tax in the U.K. caused by our recovering a smaller portion of such taxes as compared to the prior periods due to a change in the mix of business booked through our UK operating subsidiary, as well as the effect of a one-time credit received in the prior year.

The increase in communications and technology expense for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily related to an increase in software maintenance costs.

The increase in bad debt provision for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was due to the negative balances experienced by certain of our customers due to the increased volatility during the three and six months ended June 30, 2018 compared to the recovery of customer bad debt for the three and six months ended June 30, 2017.

Income tax expense for the three months ended June 30, 2018 decreased by $1.8 million, with a tax benefit of $0.3 million compared to a tax expense of $1.5 million in the three months ended June 30, 2017. Income tax expense for the six months ended June 30, 2018 increased by $11.8 million, with a tax expense of $7.4 million compared to a tax benefit of $4.4 million in the six months ended June 30, 2017.

The increase in income from discontinued operations, net of tax for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily related to gain on sale of our GTX ECN business. The net income for the institutional segment was accounted for as discontinued operations as presented in Note 3 to our Condensed Consolidated Financial Statements elsewhere in this report.

Segment Results - Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

Retail Segment (amounts in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net revenue	$74,532	$80,605	$(6,073)	(7.5)%	$160,205	$120,692	$39,513	32.7%

Employee compensation and benefits	13,648	14,405	(757)	(5.3)%	29,072	27,740	1,332	4.8%
Selling and marketing	6,496	7,244	(748)	(10.3)%	12,161	16,150	(3,989)	(24.7)%
Referral fees	7,040	9,826	(2,786)	(28.4)%	14,726	22,149	(7,423)	(33.5)%
Other operating expenses	18,279	15,217	3,062	20.1%	36,011	28,620	7,391	25.8%
Segment profit	$29,069	$33,913	$(4,844)	(14.3)%	$68,235	$26,033	$42,202	162.1%

The decrease in retail segment revenue for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to decrease in revenue capture. The increase in retail segment revenue for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to an increase in volume related to direct customers, as well as a slight increase in revenue capture.

The decrease in employee compensation and benefits expenses for the retail segment for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to a decrease in the Company's incentive compensation plan based on quarterly results. The increase in employee compensation and benefits expenses for the retail segment for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to an increase in the Company's incentive compensation plan based on year-to-date results.

The decrease in selling and marketing expense for the retail segment for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily related to reduced spend in the first and second quarters ahead of a planned upgrade of our US service in the second half of 2018, including the anticipated launch a new trading platform.

The decrease in referral fees for the retail segment for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily related to the decrease in indirect volume and a lower referral fee per million due to ongoing optimization efforts during the three and six months ended June 30, 2018.

The increase in other operating expenses for the retail segment for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to the increase in bad debt provision due to the negative balances experienced by certain of our customers during the three and six months ended June 30, 2018, increased payment processing fees and spreadbet duty driven by higher customer engagement and an increase in communications and technology expense for software maintenance. The increase in other operating expenses also reflected an increase in value-added sales tax in the U.K. caused by our recovering a smaller portion of such taxes as compared to the prior periods due to a change in the mix of business booked through our U.K. operating subsidiary, as well as the effect of a one-time credit received in the prior year.

Other operating expenses for the retail segment include general and administrative expenses, communication and technology expenses, trading expenses and bad debt.

Futures Segment (amounts in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net revenue	$12,100	$10,013	$2,087	20.8%	$23,591	$20,980	$2,611	12.4%

Employee compensation and benefits	2,863	2,494	369	14.8%	5,374	5,045	329	6.5%
Selling and marketing	202	221	(19)	(8.6)%	443	486	(43)	(8.8)%
Referral fees	3,424	3,486	(62)	(1.8)%	7,169	7,604	(435)	(5.7)%
Other operating expenses	3,556	3,234	322	10.0%	7,349	6,976	373	5.3%
Segment profit	$2,055	$578	$1,477	255.5%	$3,256	$869	$2,387	274.7%

The increase in futures segment revenue for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily related to an increase in volumes across all lines of business.

The increase in employee compensation and benefits expenses for the futures segment for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to an increase in sales commissions based on the increase in volume as well as an increase in the Company's incentive compensation plan based on year-to-date results.

Selling and marketing expenses for the futures segment remained relatively flat for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.

The decrease in referral fees for the futures segment for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily related to a decrease in indirect referral fees per contract for the three and six months ended June 30, 2018 due to an increase in volume from customers introduced by lower cost partners.

The increase in operating expenses for the futures segment for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to an increase in trading costs related to higher volumes.

Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses, trading expenses and bad debt.

Corporate and Other (amounts in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other revenue	$(2,447)	$(27)	$(2,420)	(8,963)%	$(1,251)	$99	$(1,350)	(1,364)%

Employee compensation and benefits	5,962	6,112	(150)	(2)%	12,365	10,749	1,616	15%
Selling and marketing	69	52	17	33%	133	116	17	15%
Other operating expenses	3,711	2,578	1,133	44%	6,970	5,234	1,736	33%
Loss	$(12,189)	$(8,769)	$(3,420)	(39)%	$(20,719)	$(16,000)	$(4,719)	(29)%

The decrease in corporate and other revenue for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to the impact of foreign currency revaluation.

The decrease in employee compensation and benefits expenses for employees not attributed to any of our operating segments, such as our executive officers, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to a decrease in the Company's incentive compensation plan based on quarterly results. The increase in employee compensation and benefits expenses for employees not attributed to any of our operating segments for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to an increase in the Company's incentive compensation plan based on year-to-date results.

Selling and marketing expenses not attributed to any of our operating segments remained relatively flat for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.

The increase in other operating expenses not attributed to any of our operating segments for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to an increase in professional fees related to tax and legal services. The increase in other operating expenses also reflected an increase in value-added sales tax in the U.K. caused by our recovering a smaller portion of such taxes as compared to the prior periods due to a change in the mix of business booked through our U.K. operating subsidiary, as well as the effect of a one-time credit received in the prior year.

Liquidity and Capital Resources
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations by our subsidiaries, the issuance of debt and equity securities, including the 4.125% Convertible Senior Notes due 2018 that we issued in the fourth quarter of 2013, the 4.125% Convertible Senior Notes due 2020 that were issued in 2015 in connection with our acquisition of City Index, the 5.00% Convertible Senior Notes due 2022 that were issued in the third quarter of 2017, and access to secured lines of credit, such as the revolving credit facility entered into in August 2017. In June 2018, we completed the sale of our GTX ECN business for a purchase price of $100 million, resulting in cash sale proceeds of approximately $85.0 million, net of taxes and transaction-related expenses and fees. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. We expect that our capital expenditures for the next 12 months will be lower than the comparable prior period, as we continue to identify areas for savings.

Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, in money market funds that invest in highly liquid investment grade securities including short-term U.S. treasury bills, as well as directly in U.S. treasury bills. In general, we believe all of our investments and deposits are of high credit quality and we have more than adequate liquidity to conduct our businesses.

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

Regulatory Capital Requirements
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of June 30, 2018 and the actual amounts of capital that were maintained on that date (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$35.8	$48.8	$13.0
GAIN Capital Securities, Inc.	0.1	0.4	0.3
GAIN Capital U.K., Ltd.	66.4	201.2	134.8
GAIN Capital Japan Co., Ltd.	1.6	9.5	7.9
GAIN Capital Australia, Pty. Ltd.	0.7	5.4	4.7
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.4	1.5
GAIN Global Markets, Inc.	0.4	2.0	1.6
GAIN Capital-Forex.com Canada, Ltd.	0.2	1.4	1.2
GAIN Capital Singapore Pte., Ltd.	0.3	7.4	7.1
Trade Facts, Ltd.	0.6	3.5	2.9
Global Asset Advisors, LLC	—	1.4	1.4
GAIN Capital Payments Ltd.	0.1	0.4	0.3
GTX SEF, LLC	0.8	1.0	0.2
Total	$108.9	$285.8	$176.9
Our futures commission merchant and forex dealer subsidiary, GCG, LLC (“GCGL”), is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements, Sections 1 and 11. Under applicable provisions of these regulations, GCGL is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Risk Maintenance Margin, or $20.0 million plus 5% of all liabilities owed to retail customers exceeding $10.0 million, plus 10% of all liabilities owed to eligible contract participant counterparties acting as a dealer that are not an affiliate. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. GCGL’s current assets primarily consist of cash and cash equivalents reported on its balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. GCGL’s total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions or haircuts against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. GCGL’s net capital and adjusted net capital changes from day to day. As of June 30, 2018, GCGL had net capital of approximately $48.8 million and net capital requirements and haircut charges of $35.8 million. As of June 30, 2018, GAIN Capital Group’s excess net capital was $13.0 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GCGL’s net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

GAIN Capital Securities, Inc. (“GCSI”) is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended. GCSI is a member of the Financial Industry Regulatory Authority (“FINRA”), Municipal Securities Rulemaking Board (“MSRB”), and Securities Investor Protection Corporation (“SIPC”). Pursuant to the SEC’s Uniform Net Capital Rule 15c3-1, GCSI is required to maintain a minimum net capital balance (as defined) of $0.1 million. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. At June 30, 2018, GCSI maintained $0.3 million more than the minimum required regulatory capital for a total of 4.0 times the required capital.

GCUK is regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK is required to maintain the greater of approximately $0.9 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration and market risk. At June 30, 2018, GCUK maintained $134.8 million more than the minimum required regulatory capital for a total of 3.0 times the required capital.

GAIN Capital Japan Co., Ltd. (“GC Japan”) is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency (“FSA”) in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 140%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GC Japan’s market, counterparty credit risk and operational risk. At June 30, 2018, GC Japan maintained $7.9 million more than the minimum required regulatory capital for a total of 5.9 times the required capital.

GAIN Capital Australia, Pty. Ltd. (“GCAU”) is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). GCAU holds an Australian Financial Services License that has been issued by ASIC. GCAU is required to maintain a minimum capital requirement of $0.7 million (1.0 million AUD). The regulatory capital held is required to be in excess of 110% of its requirements at all times. At June 30, 2018, GCAU maintained $4.7 million more than the minimum required regulatory capital for a total of 7.7 times the required capital.

GAIN Capital-Forex.com Hong Kong, Ltd. (“GCHK”) is licensed by the Securities and Futures Commission (“SFC”) to carry out Type 3 Regulated Activity, Leveraged Foreign Exchange Trading. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of $1.9 million. At June 30, 2018, GCHK maintained $1.5 million more than the minimum required regulatory capital for a total of 1.8 times the required capital.

GAIN Global Markets, Inc. (“GGMI”), the Company’s Cayman Island subsidiary, is a registered securities arranger and market maker with the Cayman Islands Monetary Authority (“CIMA”). GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or the financial resources requirement which is the sum of the Base Requirement, counterparty and position risk requirement, or $0.4 million. At June 30, 2018, GGMI maintained $1.6 million more than the minimum required regulatory capital for a total of 5.0 times the required capital.

GAIN Capital-Forex.com Canada, Ltd. (“GCCA”) is a Dealer Member of the Investment Industry Regulatory Organization of Canada (“IIROC”) and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory, but generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission, or OSC. GCCA is required to maintain risk-adjusted capital in excess of the minimum capital requirement. At June 30, 2018, GCCA maintained $1.2 million more than the minimum required regulatory capital for a total of 7.0 times the required capital.

GAIN Capital Singapore Pte., Ltd. (“GCS”) is registered by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of Capital Market Services License. GCS is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap 289). Under these rules GCS is required to maintain a minimum base capital of approximately $0.3 million (1.0 million SGD) and Financial Resources in excess of 120% of the total risk requirements at all times, which is calculated as the sum of operational, counterparty, large exposure and market risk. At June 30, 2018, GCS maintained $7.1 million more than the required minimum regulatory capital for a total of 24.7 times the required capital.

Trade Facts, Ltd. (“Trade Facts”) is regulated by the FCA as a BIPRU Limited License Firm. Trade Facts is required to maintain a base financial resources requirement of approximately $0.1 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or a fixed overhead requirement. At June 30, 2018, Trade Facts maintained $2.9 million more than the minimum required regulatory capital for a total of 5.8 times the required capital.

GAA is a registered Introducing Broker and is subject to the CFTC Net Capital Rule (Rule 1.17). Under applicable provisions of these rules, GAA is required to maintain adjusted net capital of less than $0.1 million. At June 30, 2018, GAA maintained $1.4 million more than the minimum required regulatory capital.

GAIN Capital Payments Ltd. is regulated in the U.K. by the FCA and is authorized to carry out payment services under the Payment Services Regulations 2009. The regulatory capital must be the greater of either (i) $0.1 million (€0.1 million) or (ii) requirements determined by the fixed overhead requirement. At June 30, 2018, GAIN Capital Payments Ltd. maintained $0.3 million more than the minimum required regulatory capital.

GAIN GTX, LLC (“GTX SEF”) is a registered swap execution facility with the CFTC and is subject to the requirements under CFTC regulations 37.1300-1306. Under applicable provisions of these regulations, GTX SEF is required to maintain financial resources of more than or equal to the total of its operating costs for a period of at least one year financial resources requirements, calculated on a rolling basis. At June 30, 2018, GTX SEF maintained $0.2 million more than the minimum required regulatory capital for a total of 1.3 times the required capital.

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

Operating Cash
We are required to maintain cash on deposit with our liquidity providers in order to conduct our hedging activities. As of June 30, 2018, we posted $52.3 million in cash with liquidity providers. As of June 30, 2018, our total client assets were $920.4 million compared to $978.8 million as of December 31, 2017, a decrease of $58.4 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from open positions.

The table set forth below provides a measure of our available liquidity as of June 30, 2018 and as of December 31, 2017. We believe our reporting of available liquidity assists investors in evaluating our performance. We use this non-GAAP measure to evaluate our ability to continue to fund growth in our business (amounts in millions):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$360.3	$209.7
Receivables from brokers	52.3	78.5
Revolving credit facility (undrawn)	50.0	50.0
Net operating cash	462.6	338.2
Less: Minimum regulatory requirements	(108.9)	(112.9)
Less: Payables to brokers	(3.0)	(2.8)
Less: Convertible senior notes due 2018	(6.4)	(6.4)
Liquidity (1)	$344.3	$216.1

(1)	Our Convertible Senior Notes due 2020 and 2022 are excluded given their long-dated maturity.

The increase in our liquidity for the six months ended June 30, 2018 was primarily due to sale proceeds from the GTX ECN business of approximately $96.8 million, net of transaction-related expenses and fees, net income from continuing operations of $18.7 million, a decrease in minimum regulatory requirements of $4.0 million and changes in foreign currency, partially offset by the purchase of treasury stock of $8.3 million.

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

An entity must separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and is reflected as a liability in our Condensed Consolidated Balance Sheets in an amount equal to the fair value, which, as of June 30, 2018 and December 31, 2017, was $135.3 million and $132.2 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our shareholders’ equity on our Condensed Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of June 30, 2018 and December 31, 2017, for our convertible senior notes was $38.6 million and $38.6 million, respectively. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we reported lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our Consolidated Income Statement because GAAP requires the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

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

Credit Facility
On August 3, 2017, the Company entered into a Credit Agreement, dated as of August 2, 2017, for a three year U.S. $50.0 million senior secured first lien revolving credit facility that matures in August 2020. Upon request of the Company, the credit facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. The credit facility contains covenants that are customary for an issuer with senior debt. As of June 30, 2018, we were in compliance with the covenants for our credit facility. The Company will pay a quarterly commitment fee based on the undrawn portion of the facility and interest on amounts drawn.

As of June 30, 2018, there were no amounts outstanding under the revolving line of credit.

Cash Flow
The following table sets forth a summary of our cash flow for the six months ended June 30, 2018 and the six months ended June 30, 2017 (amounts in thousands):

	For the Six Months Ended June 30,
	2018	2017
Net cash provided by/(used in) operating activities	$12,019	$(35,995)
Net cash provided by/(used in) investing activities	88,028	(17,142)
Net cash used in financing activities	(12,992)	(15,717)
Effect of exchange rate changes on cash and cash equivalents	5,107	29,091
NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$92,162	$(39,763)
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

Operating Activities
Cash provided by operating activities was $12.0 million for the six months ended June 30, 2018, compared to cash used for operating activities of $36.0 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, cash receivable from brokers decreased by $25.7 million compared to an increase of $20.0 million in the six months ended June 30, 2017. In addition, net income from continuing operations contributed $18.7 million of operating cash for the six months ended June 30, 2018 compared to a reduction from the net loss of $4.9 million for the six months ended June 30, 2017.

Investing Activities
Cash provided by investing activities was $88.0 million for the six months ended June 30, 2018 compared to cash used for investing activities of $17.1 million for the six months ended June 30, 2017. The increase in cash provided by investing activities was primarily due to sale of the GTX business in the six months ended June 30, 2018.

Capital expenditures were $8.7 million for the six months ended June 30, 2018 compared to $10.2 million for the six months ended June 30, 2017. The decrease in capital expenditures is primarily the result of our ongoing efforts to migrate customers onto a single retail trading platform, leading to a reduction in development and other costs associated with maintaining multiple trading platforms.

Financing Activities
Cash used for financing activities was $13.0 million for the six months ended June 30, 2018 compared to cash used for financing activities of $15.7 million for the six months ended June 30, 2017. The reduction in cash used for financing activities was primarily due to the decrease in distributions to non-controlling interest holders and a decrease in the purchase of treasury stock for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Contractual Obligations
For the six months ended June 30, 2018, there were no significant changes to our vendor or operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements
At June 30, 2018 and December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates
For the six months ended June 30, 2018, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our Condensed Consolidated Financial Statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customers’ cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, in money market funds that invest in short-term U.S. government securities, and in United States and Canadian Imperial Bank of Commerce treasury bills. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of June 30, 2018, an immediate 100 basis point increase in short-term interest rates would result in approximately $10.6 million more in annual pretax income.

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

Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by instrument, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of June 30, 2018, we maintained capital levels of $285.8 million, which represented approximately 2.6 times the capital we were required to hold under applicable regulations.

Cash Liquidity Risk
In normal conditions, our market making business and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in markets in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with several financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds, with our liquidity providers. Collateral on deposit ranged from $92.3 million to $135.7 million in the aggregate during the six months ended June 30, 2018.

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

(b) Changes in Internal Control over Financial Reporting
During the second quarter of 2018, the Company implemented a new cloud enterprise resource planning (ERP) solution, including a new general ledger and chart of accounts, consolidation process, and reporting tools. The upgraded ERP system represents a systems improvement initiative designed to provide more effective management of our business operations and improve management reporting. This initiative was not undertaken in response to any identified deficiency in the Company's internal control over financial reporting. The Company completed testing of the implemented system prior to its launch, continues to monitor impacted financial and business processes and believes that an effective control environment has been maintained post-implementation.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), other than the implementation of a new ERP system, during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For the six months ended June 30, 2018, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2017.

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
(a) Unregistered Sales of Equity Securities
None.

(b) Purchase of Equity Securities by the Issuer
The following table presents information regarding our purchases of common stock in the six months ended June 30, 2018:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2018-January 31, 2018	124,337	$8.04	124,337	$12,264,759
February 1, 2018-February 28, 2018	225,497	$6.87	225,497	$10,710,340
March 1, 2018-March 31, 2018	230,230	$7.06	230,230	$9,080,835
April 1, 2018-April 30, 2018	190,761	$7.60	190,761	$32,627,108
May 1, 2018-May 31, 2018	163,137	$8.12	163,137	$31,298,959
June 1, 2018-June 30, 2018	164,918	$7.88	164,918	$29,995,746
(1) On May 16, 2011, the Company announced that its Board of Directors approved a share repurchase plan, which authorized the expenditure of up to $10.0 million for the purchase of the Company’s common stock. On May 6, 2013, the Company announced that the Board of Directors approved to increase the total amount available for the purchase of the Company’s common stock by $15.0 million. On May 3, 2016, the Company’s Board of Directors approved to increase the total amount available for the purchase of the Company’s common stock by an additional $15.0 million, including amounts allocable to certain prior purchases made in March, April and May 2016. On November 3, 2016, the Company announced that its Board of Directors had increased the total amount available for the repurchase of the Company’s common stock under the Company’s share repurchase plan to $30.0 million. On August 14, 2017, in connection and concurrent with the offering of the Company's 5.00% Convertible Senior Notes due in 2022, the Board of Directors approved the expenditure of up to $15.0 million for the purchase of the Company's common stock, of which $14.5 million was repurchased. On April 24, 2018, the Board of Directors approved an increase in the total amount of available cash for the purchase of the Company's common stock of $25 million.
(2) Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Asset Purchase Agreement, dated as of May 29, 2018, between 360tGTX Inc. and GAIN Capital Holdings, Inc. *
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAIN Capital Holding, Inc.

Date: August 9, 2018	/s/ Glenn H. Stevens
Glenn H. Stevens
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2018	/s/ Nigel Rose
Nigel Rose
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)