Form 10-Q
period 2018-09-30
GAIN Capital Holdings, Inc.
filed 2018-11-06
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 26, 2018, the registrant had 44,281,501 shares of common stock, $0.00001 par value per share, outstanding.

GAIN CAPITAL HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	September 30, 2018	December 31, 2017
ASSETS:
Cash and cash equivalents	$362,345	$209,688
Cash and cash equivalents held for customers	887,282	978,828
Receivables from brokers	57,452	78,503
Property and equipment, net	33,457	40,742
Intangible assets, net	36,195	61,969
Goodwill	28,044	33,036
Other assets	37,489	45,881
Total assets	$1,442,264	$1,448,647
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers	$887,282	$978,828
Payables to brokers	1,754	2,789
Accrued compensation and benefits	11,118	10,104
Accrued expenses and other liabilities	38,031	33,947
Income tax payable	7,461	599
Convertible senior notes	136,864	132,221
Total liabilities	$1,082,510	$1,158,488
Commitments and contingent liabilities
Redeemable non-controlling interests	$2,543	$4,411
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized, 54,355,426 shares issued and 44,335,477 shares outstanding as of September 30, 2018; 120 million shares authorized, 53,612,340 shares issued and 45,152,299 shares outstanding as of December 31, 2017)	$—	$—
Additional paid-in capital	241,124	235,659
Retained earnings	209,157	122,686
Accumulated other comprehensive loss	(24,538)	(15,670)
Treasury stock, at cost (10,019,949 shares at September 30, 2018 and 8,460,041 at December 31, 2017)	(68,532)	(56,927)
Total shareholders’ equity	357,211	285,748
Total liabilities and shareholders’ equity	$1,442,264	$1,448,647
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE:
Retail revenue	$82,917	$62,143	$239,069	$180,153
Futures revenue	8,666	9,031	30,440	29,176
Other revenue	1,171	1,229	1,655	3,062
Total non-interest revenue	92,754	72,403	271,164	212,391
Interest revenue	3,305	1,621	8,206	3,703
Interest expense	518	264	1,284	563
Total net interest revenue	2,787	1,357	6,922	3,140
Net revenue	$95,541	$73,760	$278,086	$215,531
EXPENSES:
Employee compensation and benefits	$22,853	$20,811	$69,664	$64,345
Selling and marketing	10,215	6,402	22,953	23,154
Referral fees	8,148	12,924	30,043	42,677
Trading expenses	5,770	4,741	17,122	15,075
General and administrative	12,207	11,221	38,899	32,285
Depreciation and amortization	4,685	4,373	15,394	12,322
Purchased intangible amortization	3,504	3,524	10,784	10,407
Communications and technology	5,507	4,635	16,393	14,161
Bad debt provision	334	143	1,734	49
Restructuring expenses	—	—	25	—
Contingent provision	4,975	—	4,975	—
Impairment of investment	—	—	(130)	—
Total operating expense	78,198	68,774	227,856	214,475
OPERATING PROFIT	17,343	4,986	50,230	1,056
Interest expense on long term borrowings	3,404	2,985	10,132	8,344
Loss on extinguishment of debt	—	4,944	—	4,944
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE/(BENEFIT)	13,939	(2,943)	40,098	(12,232)
Income tax (benefit)/expense	3,970	97	11,383	(4,300)
Equity in net loss of affiliate	—	(40)	—	(94)
Net income/(loss) from continuing operations	9,969	(3,080)	28,715	(8,026)
Income from discontinued operations, including gain on sale of $69,439, net of income tax of $3,222	2,344	725	67,330	977
NET INCOME/(LOSS)	12,313	(2,355)	96,045	(7,049)
Less income attributable to non-controlling interest	137	225	638	463
NET INCOME/(LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	12,176	(2,580)	95,407	(7,512)
Other comprehensive income:
Foreign currency translation adjustment	(3,185)	6,758	(8,868)	19,059
COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$8,991	$4,178	$86,539	$11,547
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Outstanding Shares	Amount
BALANCE—December 31, 2017	45,152,299	$—	$(56,927)	$235,659	$122,686	$(15,670)	$285,748
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	95,407	—	95,407
Exercise of options	87,000	—	—	597	—	—	597
Conversion of restricted stock into common stock	614,551	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	41,535	—	—	314	—	—	314
Purchase of treasury stock	(1,550,504)	—	(11,530)	—	—	—	(11,530)
Shares withheld for net settlements of share-based awards	(9,404)	—	(75)	—	—	—	(75)
Share-based compensation	—	—	—	4,554	—	—	4,554
Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	(901)	—	(901)
Dividends declared ($0.06 per share)	—	—	—	—	(8,035)	—	(8,035)
Foreign currency translation adjustment	—	—	—	—	—	(8,868)	(8,868)
BALANCE—September 30, 2018	44,335,477	$—	$(68,532)	$241,124	$209,157	$(24,538)	$357,211

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Outstanding Shares	Amount
BALANCE—December 31, 2016	48,220,243	$—	$(30,767)	$218,392	$143,399	$(36,842)	$294,182
Net loss applicable to Gain Capital Holdings, Inc.	—	—	—	—	(7,512)	—	(7,512)
Exercise of options	82,774	—	—	335	—	—	335
Conversion of restricted stock into common stock	526,113	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	64,546	—	—	402	—	—	402
Purchase of treasury stock	(3,776,283)	—	(25,778)	—	—	—	(25,778)
Shares withheld for net settlements of share-based awards	(55,190)	—	(382)	—	—	—	(382)
Share-based compensation	—	—	—	3,855	—	—	3,855
Recognition of debt discount on convertible notes	—	—	—	18,399	—	—	18,399
Tax effect of debt discount on convertible notes	—	—	—	(7,024)	—	—	(7,024)
Repurchase of convertible notes	—	—	—	(186)	—	—	(186)
Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	1,711	—	1,711
Dividends declared ($0.06 per share)	—	—	—	—	(8,469)	—	(8,469)
Foreign currency translation adjustment	—	—	—	—	—	19,059	19,059
BALANCE—September 30, 2017	45,062,203	$—	$(56,927)	$234,173	$129,129	$(17,783)	$288,592
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$96,045	$(7,049)
Adjustments to reconcile net income/(loss) to cash (used in)/provided by operating activities
Loss/(gain) on foreign currency exchange rates	1,092	(234)
Depreciation and amortization	27,460	24,974
Deferred tax benefit	(2,009)	(7,025)
Amortization of deferred financing costs	489	332
Bad debt provision	1,734	49
Convertible senior notes discount amortization	4,153	3,438
Share-based compensation	4,554	3,855
Loss on extinguishment of debt	—	4,944
Equity in net loss of affiliate	—	94
Gain on sale of GTX	(69,439)	—
Changes in operating assets and liabilities:
Receivables from brokers	20,833	2,488
Other assets	4,937	1,490
Payables to customers	(103,889)	(18,532)
Payables to brokers	(877)	—
Accrued compensation and benefits	(1,688)	(3,343)
Accrued expenses and other liabilities	3,366	(9,882)
Income tax payable	8,131	5,753
Net cash provided by/(used in) operating activities	(5,108)	1,352
Cash provided by/(used in) operating activities - continuing operations	(23,802)	16,060
Cash provided by/(used in) operating activities - discontinued operations	18,694	(14,708)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,494)	(16,698)
Purchase of minority interest in GAA	(2,854)	—
Proceeds from sale of GTX	96,518	—
Acquisition of FXCM assets	—	(7,184)
Net cash provided by/(used in) investing activities	82,170	(23,882)
Cash used in investing activities - continuing operations	(13,504)	(22,904)
Cash provided by/(used in) investing activities - discontinued operations	95,674	(978)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	597	335
Proceeds from employee stock purchase plan	314	402
Purchase of treasury stock	(11,605)	(26,160)
Dividend payments	(8,035)	(8,468)
Distributions to non-controlling interest holders	(553)	(983)
Convertible note issuance, net	—	89,010
Repurchase of convertible notes	—	(73,057)
Net cash used in financing activities	(19,282)	(18,921)
Effect of exchange rate changes on cash and cash equivalents	3,331	46,421
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	61,111	4,970
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	1,188,516	1,180,228
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$1,249,627	$1,185,198

Cash and cash equivalents	362,345	225,581
Cash and cash equivalents held for customers	887,282	959,617
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$1,249,627	$1,185,198

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$(8,401)	$(3,412)
Income taxes	$(7,406)	$(4,701)
Non-cash financing activities:
Adjustment to redemption value of non-controlling interests	$(901)	$1,711
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

GAIN Capital UK Limited (“GCUK”) is registered in the United Kingdom (“U.K.”) and regulated by the Financial Conduct Authority (“FCA”) as a full scope €730k IFPRU Investment Firm.

Sale of GTX ECN Business
On June 29, 2018, the Company completed the sale of the GTX ECN business, which previously comprised the Company's institutional segment, to Deutsche Börse Group via its FX unit, 360T, for a total purchase price of $100 million less a working capital adjustment which amounted to a $0.2 million reduction in the purchase price. The Company determined that the institutional segment met the discontinued operations criteria set forth in Accounting Standards Codification (ASC) Subtopic 205-20-45, Presentation of Financial Statements, in the quarter ended June 30, 2018. As such, the institutional segment results have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. For more information relating to the discontinued operations of the Company's GTX ECN business, please see Note 3.

Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements for the interim periods. The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the Securities and Exchange Commission's (“SEC”) regulations for interim financial statements, and, in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, after the elimination of inter-company transactions and balances.

2. ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2) from the goodwill impairment test. Instead, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The guidance will be effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted after January 1, 2017. The Company has adopted this ASU as of January 1, 2018, and will apply Step 2 going forward to the extent it is required.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” which requires that companies present cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents (restricted cash) when reconciling beginning-of-period and end-of-period totals on the Statement of Cash Flows. The Company has retrospectively adopted this ASU as of January 1, 2018 and includes cash and cash equivalents held for customers as restricted cash. As a result, Net cash provided by operating activities on the Statement of Cash Flows decreased by $18.5 million for the nine months ended September 30, 2017.

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

Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which amended the guidance on accounting for leases. The FASB issued this update to increase transparency and comparability among organizations. This update requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We are in the process of collecting and reviewing leases that have been entered into by the Company within the scope of ASC 842, including potential disclosures, in order to complete our evaluation of the impact of the standard on our consolidated financial statements prior to the end of 2018. In addition, we continue to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB or others, which may impact our current conclusions. We will adopt the requirements of the new standard effective January 1, 2019.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220),” to address certain income tax effects in Accumulated Other Comprehensive Income (AOCI) resulting from the tax reform enacted in 2017. The amended guidance provides an option to reclassify tax effects within AOCI to retained earnings in the period in which the effect of the tax reform is recorded. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods. Early adoption is permitted. This will not have an impact on the Company as there are no balances in AOCI that are tax effected.

3. DISCONTINUED OPERATIONS

On June 29, 2018, the Company completed the sale of its GTX ECN business, which previously comprised the Company's institutional segment, to Deutsche Börse via its FX unit, 360T, for a total purchase price of $100 million less a working capital adjustment which amounted to a $0.2 million reduction in purchase price.

The Company recorded a gain of $69.4 million on the sale of the GTX business.

The Company determined that the sale of the GTX business qualifies as a discontinued operation under the criteria set forth in Accounting Standards Codification 205-20-45, Presentation of Financial Statements and the Company does not have any significant continuing involvement in these operations.

The results of operations from the discontinued segment for the three and nine months ended September 30, 2018 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE:
Institutional revenue	$—	$7,520	$16,379	$23,322
Other revenue/(loss)	—	—	(2)	—
Total non-interest revenue	—	7,520	16,377	23,322
Interest revenue	—	33	103	81
Total net interest revenue	—	33	103	81
Net revenue	$—	$7,553	$16,480	$23,403
EXPENSES:
Employee compensation and benefits	$94	$2,993	$5,973	$9,999
Trading expenses	—	2,409	5,439	7,320
Other expenses	30	1,104	3,955	4,287
Total operating expense	124	6,506	15,367	21,606
OPERATING PROFIT/(LOSS)	(124)	1,047	1,113	1,797
Gain/(loss) on sale of discontinued operations	(142)	—	69,439	—
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE/(BENEFIT)	(266)	1,047	70,552	1,797
Income tax expense/(benefit)	(2,610)	322	3,222	820
NET INCOME FROM DISCONTINUED OPERATIONS	$2,344	$725	$67,330	$977

Since the sale of the GTX ECN business closed on June 29, 2018, there were no assets held for sale as of September 30, 2018. As of December 31, 2017, total assets of $28.5 million and total liabilities of $3.8 million were related to the discontinued segment.

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

Similarly, the amended guidance did not have a material impact on the recognition of costs incurred to obtain new contracts. As a result of the adoption of the new guidance, the Company recorded a gross up of $1.0 million for the nine months ended September 30, 2018 which impacted referral fee expense in the Company's discontinued operations. There was no gross up required for the three months ended September 30, 2018. The Company adopted ASU No. 2014-09 using the modified retrospective approach.

Under ASC Topic 606, revenues are recognized when control of the promised goods or services is transferred to customers in exchange for an amount that reflects the consideration the Company expects to be entitled to in transferring those goods or services. The following is a description of the Company’s revenue recognition policies as they relate to revenue from contracts with customers.

Futures Revenue
Futures revenue consists primarily of commissions earned on futures and futures options trades. The Company acts as an agent for the trades executed in our futures segment and are not exposed to market risk in connection with that activity. The Company earns commission revenue by acting as an agent on behalf of customers. The Company’s futures revenue performance obligations also consist of trade execution and are satisfied on the trade date; accordingly, commission revenues are recorded on the trade date.

Disaggregation of Revenues
The following table presents the Company’s revenue from contracts with customers disaggregated by the services described above for the futures segment for the three and nine months ended September 30, 2018:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Futures
Direct Customers (1)	$2,106	$7,272
Indirect Customers (2)	5,270	18,854
Other	2,361	7,202
Total Segment Revenue	$9,737	$33,328

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

5. FAIR VALUE INFORMATION

Fair value is defined as the price that would be received in exchange for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. Generally Accepted Accounting Principles (“US GAAP”) establishes a three level hierarchy that ranks the quality and reliability of information used in developing fair value estimates for financial instruments. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument’s level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of fair value hierarchy are summarized below:

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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Cash and cash equivalents:
Money market accounts	$265,260	$—	$—	$265,260
Cash and cash equivalents held for customers:
US treasury bills: U.S. government and agency securities	103,109	—	—	103,109
Receivable from brokers:
Broker derivative contracts	—	(8,148)	—	(8,148)
Other assets:
Certificates of deposit	176	—	—	176
Other	119	—	—	119
Payables to customers:
Customer derivative contracts	—	121,174	—	121,174
Payables to brokers:
Broker derivative contracts	—	3,335	—	3,335
Total	$368,664	$116,361	$—	$485,025

	Fair Value Measurements on a Recurring Basis as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Cash and cash equivalents:
Money market accounts	$219,286	$—	$—	$219,286
Cash and cash equivalents held for customers:
US treasury bills: U.S. government and agency securities	105,190	—	—	105,190
Receivable from brokers:
Broker derivative contracts	—	4,966	—	4,966
Other assets:
Certificates of deposit	175	—	—	175
Other	130	—	—	130
Payables to customers:
Customer derivative contracts	—	129,966	—	129,966
Payables to brokers:
Broker derivative contracts	$—	(3,170)	$—	(3,170)
Total	$324,781	$131,762	$—	$456,543

The Company has not changed its valuation approaches or techniques in measuring the fair value of any financial assets and liabilities during the nine months ended September 30, 2018, nor has there been any movement between levels during the period.

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

Level 3 Financial Liabilities

The Company did not have any Level 3 Financial Assets or Liabilities on September 30, 2018 or December 31, 2017.

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

	As of September 30, 2018		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$65,600	$65,600	$—	$65,600	$—
Financial Liabilities:
Payables to customers	$1,008,456	$1,008,456	$—	$1,008,456	$—
Payable to brokers	$5,089	$5,089	$—	$5,089	$—
Convertible senior notes	$136,864	$164,501	$—	$164,501	$—

	As of December 31, 2017		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$73,537	$73,537	$—	$73,537	$—
Payables to brokers	$381	$381	$—	$381	$—

Financial Liabilities:
Payables to customers	$1,108,794	$1,108,794	$—	$1,108,794	$—
Convertible senior notes	$132,221	$205,073	$—	$205,073	$—

6. DERIVATIVES

The Company’s contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from brokers, Payables to customers and Payables to brokers on the accompanying Condensed Consolidated Balance Sheets (amounts in thousands):

	September 30, 2018
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$97,454	$(21,747)	$75,707
CFD contracts	88,122	(54,058)	34,064
Metals contracts	8,584	(1,994)	6,590
Total	$194,160	$(77,799)	$116,361

	September 30, 2018
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/(Liabilities):
Receivables from brokers	$65,600	$(8,148)	$57,452
Payables to customers	$(1,008,456)	$121,174	$(887,282)
Payable to brokers	$(5,089)	$3,335	$(1,754)

	December 31, 2017
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$121,104	$(31,556)	$89,548
CFD contracts	102,659	(62,322)	40,337
Metals contracts	4,084	(2,207)	1,877
Total	$227,847	$(96,085)	$131,762

	December 31, 2017
	Cash Collateral	Net amounts of assets/liabilities for derivative open positions at fair value	Net amounts of assets/liabilities presented in the balance sheet

Derivative Assets/(Liabilities):
Receivables from brokers	$73,537	$4,966	$78,503
Payables to customers	$(1,108,794)	$129,966	$(978,828)
Payables to brokers	$381	$(3,170)	$(2,789)
The Company’s derivatives include different underlyings which vary in price. Foreign exchange contracts typically have prices less than two dollars, while certain metals contracts and CFDs can have considerably higher prices. The amounts reported within Receivables from brokers, Payables to customers, and Payables to brokers on the Condensed Consolidated Balance Sheets are derived from the number of contracts below (amounts in thousands):

	September 30, 2018
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	2,323,419	3,031,582
CFD contracts	109,109	151,645
Metals contracts	87	47
Total	2,432,615	3,183,274

	December 31, 2017
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	2,075,789	4,148,056
CFD contracts	126,519	174,835
Metals contracts	414	217
Total	2,202,722	4,323,108
The Company did not designate any of its derivatives as hedging instruments. Net gains with respect to derivative instruments reflected in Retail revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivative Instruments:
Foreign currency exchange contracts	$57,619	$30,487	$150,484	$91,496
CFD contracts	16,298	25,073	68,126	78,286
Metals contracts	8,928	6,583	20,413	10,365
Total	$82,845	$62,143	$239,023	$180,147

7. RECEIVABLES FROM BROKERS
The Company has posted funds with brokers as collateral required by agreements for holding trading positions. These amounts are reflected as Receivables from brokers on the Condensed Consolidated Balance Sheets.

Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	September 30, 2018	December 31, 2017
Required collateral	$65,600	$73,537
Open foreign exchange positions	(8,148)	4,966
Total	$57,452	$78,503

8. PROPERTY AND EQUIPMENT
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	September 30, 2018	December 31, 2017
Software	$59,442	$57,047
Computer equipment	13,744	18,390
Leasehold improvements	10,904	11,068
Telephone equipment	656	643
Office equipment	1,945	2,110
Furniture and fixtures	3,324	3,592
Web site development costs	635	386
Gross property and equipment	90,650	93,236
Less: Accumulated depreciation and amortization	(57,193)	(52,494)
Property and equipment, net	$33,457	$40,742

Depreciation and amortization expense for property and equipment was $4.7 million and $4.4 million for the three months ended September 30, 2018 and 2017, respectively, and $15.4 million and $12.3 million for the nine months ended September 30, 2018 and 2017, respectively.

9. INTANGIBLE ASSETS
The Company’s various intangible assets consisted of the following as of (amounts in thousands):

	September 30, 2018			December 31, 2017
Intangibles	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$59,213	$(38,377)	$20,836	$60,420	$(31,698)	$28,722
Technology	49,926	(37,976)	11,950	72,204	(43,270)	28,934
Trademarks	7,447	(4,401)	3,046	7,680	(3,730)	3,950
Total finite lived intangibles	116,586	(80,754)	35,832	140,304	(78,698)	61,606
Trademark not subject to amortization (1)	363	—	363	363	—	363
Total intangibles	$116,949	$(80,754)	$36,195	$140,667	$(78,698)	$61,969

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

The Company had the following identifiable intangible assets and weighted average amortization periods as of September 30, 2018:

Intangible Assets	Amount (in thousands)	Weighted average amortization period
Customer lists	$59,213	7.4 years
Technology	49,926	7.2 years
Trademarks (1)	7,810	6.7 years
Total intangible assets	$116,949
(1) Trademarks with an indefinite-life, as described above, comprise $0.4 million of the $7.8 million of trademarks.

Amortization expense for the purchased intangibles was $3.5 million and $3.5 million for the three months ended September 30, 2018 and 2017, respectively, and $10.8 million and $10.4 million for the nine months ended September 30, 2018 and 2017, respectively.

On February 7, 2017, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Forex Capital Markets L.L.C. (“FXCM”). Pursuant to the terms of the Purchase Agreement, FXCM transferred substantially all of its U.S.-domiciled customer accounts to the Company effective as of February 24, 2017. The Company paid $7.2 million to FXCM as consideration for the purchased accounts for the full year 2017, which was capitalized within Purchased intangible amortization and amortized on a straight line basis over its two year useful life.

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

The Company operates under two reporting units: retail and futures. There were no additions or impairments to the carrying value of the Company’s goodwill during the nine months ended September 30, 2018.

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

As of September 30, 2018 and December 31, 2017, the Company had recorded goodwill of approximately $28.0 million and $33.0 million, respectively. The decrease of $5.0 million was primarily related to the discontinued operations of GTX.

The following represents the changes in the carrying amount of goodwill by segment (amounts in thousands):

	Retail	Institutional	Futures	Total
Carrying amount of goodwill as of December 31, 2017	$25,952	$4,650	$2,434	$33,036
Foreign currency translation adjustments	(313)	(34)	(29)	(376)
Discontinued operations	—	(4,616)	—	(4,616)
Carrying amount of goodwill as of September 30, 2018	$25,639	$—	$2,405	$28,044

10. OTHER ASSETS
Other assets consisted of the following as of (amounts in thousands):

	September 30, 2018	December 31, 2017
Vendor and security deposits	$6,943	$11,923
Income tax receivable	—	2,132
Deferred tax assets, net	12,563	10,698
GTX trade receivables	178	5,758
Customer debit positions	4,526	2,384
Allowance on customer debit positions	(3,532)	(1,959)
Prepaid assets	11,490	9,523
Miscellaneous receivables	4,930	4,872
Deferred commitment fees	391	550
Total other assets	$37,489	$45,881
11. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company. These accounts are recorded in Payables to customers on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $0.2 million at each of September 30, 2018 and December 31, 2017.

IPGL Limited, the majority selling shareholder in the acquisition of City Index, has a trading account with the Company which is recorded in Payables to customers on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $12.4 million and $15.9 million as of September 30, 2018 and December 31, 2017, respectively.

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

In September 2018, the Company settled its purchase of the minority ownership interests in GAA for approximately $2.9 million.

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

The table below reflects the non-controlling interests’ effects on the Company’s financial statements (amounts in thousands):

Redeemable non-controlling interests
January 1, 2018	$4,411
Adjustment to the redemption value of non-controlling interests	901
Net income attributable to non-controlling interests	638
Distributions to non-controlling interest holders	(553)
Purchase of additional shares of non-controlling interest	(2,854)
September 30, 2018	$2,543

13. REVOLVING CREDIT ARRANGEMENT

On August 3, 2017, the Company entered into a Credit Agreement, dated as of August 2, 2017, for a three year U.S. $50.0 million senior secured first lien revolving credit facility that matures in August 2020. Upon request of the Company, the credit facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. The credit facility contains covenants that are customary for an issuer with senior debt. The commitment fees of $0.4 million is amortized over the life of the facility and is recorded to Other Assets. As of September 30, 2018, the Company was in compliance with the covenants for its credit facility.

As of September 30, 2018, there were no amounts outstanding under the revolving line of credit.

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

Convertible Senior Notes due 2020
On April 1, 2015, as part of the City Index acquisition consideration, the Company issued to the sellers $60.0 million aggregate principal amount of 4.125% Convertible Senior Notes maturing on April 1, 2020. These Convertible Senior Notes pay interest semi-annually on April 1 and October 1 at a rate of 4.125% per year, which commenced on October 1, 2015. The Company currently intends to settle the debt in cash upon maturity.

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

U.S. GAAP requires an entity to separately account for the liability and equity components of a convertible debt instrument that may be settled entirely or partially in cash upon conversion. The separate accounting must reflect the issuer’s economic interest cost.

The balances of the liability and equity components as of September 30, 2018 and December 31, 2017 were as follows (amounts in thousands):

	September 30, 2018	December 31, 2017
Liability component - principal	$158,350	$158,350
Deferred bond discount	(21,069)	(25,624)
Deferred financing cost	(417)	(505)
Liability component - net carrying value	$136,864	$132,221

Additional paid in capital	$39,405	$39,405
Discount attributable to equity	(826)	(826)
Equity component	$38,579	$38,579
Interest expense related to the Convertible Senior Notes, included in Interest Expense on long term borrowings in the Condensed Consolidated Statements of Operations and Comprehensive Income, was as follows (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense - stated coupon rate	$1,834	$1,701	$5,503	$4,551
Interest expense - amortization of deferred bond discount and costs	1,570	1,284	4,629	3,793
Total interest expense - convertible senior notes	$3,404	$2,985	$10,132	$8,344
15. EARNINGS/(LOSS) PER COMMON SHARE

Basic and diluted earnings/(loss) per common share are computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, unvested restricted stock units and unvested restricted stock awards. Approximately 0.4 million stock options were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2018, respectively, as they were anti-dilutive. Approximately 0.6 million and 0.6 million stock options were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2017, respectively, as they were anti-dilutive.

Diluted earnings (loss) per share excludes any shares of Company common stock potentially issuable under the Company’s convertible senior notes, which are discussed in Note 14. Based upon an assumed trading price of $13 for each share of the Company’s common stock, and if the relevant conditions under the indenture governing the 2018, 2020, and 2022 convertible senior notes were satisfied, there would be no additional dilutive shares for the 2018 note and an additional 1.5 million and 4.2 million dilutive shares as of September 30, 2018, for the 2020 and 2022 notes, respectively.

The following table sets forth the computation of earnings/(loss) per share (amounts in thousands except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income/(loss) from continuing operations	$9,969	$(3,080)	$28,715	$(8,026)
Less income attributable to non-controlling interests	$137	$225	$638	$463
Net income/(loss) from continuing operations	$9,832	$(3,305)	$28,077	$(8,489)
Adjustment (1)	(10)	728	(901)	1,711
Net income/(loss) available to GAIN common shareholders from continuing operations	$9,822	$(2,577)	$27,176	$(6,778)

Net income from discontinued operations	2,344	725	67,330	977

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	44,553,903	46,323,038	44,787,875	47,295,843
Effect of dilutive securities:
Stock options	238,172	206,964	258,934	247,575
RSUs/RSAs	192,646	—	223,988	4,615
Diluted weighted average common shares outstanding	44,984,721	46,323,038	45,270,797	47,295,843

Basic earnings/(loss) from continuing operations	$0.22	$(0.06)	$0.61	$(0.14)
Basic earnings from discontinued operations	$0.05	$0.02	$1.50	$0.02

Diluted earnings/(loss) from continuing operations	$0.22	$(0.06)	$0.60	$(0.14)
Diluted earnings from discontinued operations	$0.05	$0.02	$1.49	$0.02

(1)
During the three and nine months ended September 30, 2018 and 2017, the Company concluded that the carrying value of the Company's redeemable noncontrolling interests was less than their redemption value, requiring that an adjustment to the carrying value be recorded for purposes of calculating earnings/(loss) per common share. The adjustment to increase or reduce the carrying value will, respectively, reduce or increase earnings/(loss) per common share by reducing or increasing net income available to common shareholders.

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

The Company recorded a contingent provision for the three months ended September 30, 2018 which relates to an ongoing contractual dispute with a service provider relating to the historical deployment of software supporting one of our legacy trading platforms. This amount is reflected within Contingent provision on the Condensed Consolidated Statement of Operations and Comprehensive Income.

17. INCOME TAXES

The Company's provisions for income taxes were approximately $4.0 million and $11.4 million, respectively, for the three and nine months ended September 30, 2018 and a provision/(benefit) of approximately $0.1 million and $(4.3) million for the three and nine months ended September 30, 2017. These amounts reflect the Company's estimate of the annual effective tax rates of 28.5% and (3.3)%, adjusted for certain discrete items, for the three months ended September 30, 2018 and 2017, respectively. The Company's effective tax rates of 28.4% and 35.2% for the nine months ended September 30, 2018 and 2017, respectively, reflect the Company's estimate of the annual effective tax rate adjusted for certain discrete items, primarily changes in uncertain tax positions. Changes in the Company's effective tax rate arise primarily from changes in the geographic mix of revenues and expenses, as well as changes to statutory tax rates.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Certain net deferred tax assets of the Company are included in Other assets on the Condensed Consolidated Balance Sheets.
18. REGULATORY REQUIREMENTS
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of September 30, 2018 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$34.3	$51.9	$17.6	151%
GAIN Capital Securities, Inc.	0.1	0.4	0.3	400%
GAIN Capital U.K., Ltd.	69.1	198.5	129.4	287%
GAIN Capital Japan Co., Ltd.	1.4	9.7	8.3	693%
GAIN Capital Australia, Pty. Ltd.	0.7	5.7	5.0	814%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.7	1.8	195%
GAIN Global Markets, Inc.	0.7	1.3	0.6	186%
GAIN Capital-Forex.com Canada, Ltd.	0.2	1.5	1.3	750%
GAIN Capital Singapore Pte., Ltd.	0.4	8.1	7.7	2,025%
Trade Facts, Ltd.	0.6	3.5	2.9	583%
Global Asset Advisors, LLC	0.0	2.2	2.2	100%
GTX SEF, LLC	0.7	0.9	0.2	129%
Total	$110.1	$287.4	$177.3	261%
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

On June 29, 2018, the Company completed the sale of its GTX ECN business, which previously comprised the Company's institutional segment, to Deutsche Börse Group via its FX unit, 360T, for a total purchase price of $100 million less a working capital adjustment which amounted to a $0.2 million reduction in purchase price. The Company determined that the institutional segment met the discontinued operations criteria set forth in ASC Subtopic 205-20-45, Presentation of Financial Statements, in the quarter ended June 30, 2018. As such, the institutional segment results have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. For more information relating to the discontinued operations of the Company's GTX ECN business, please see Note 3.

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

Corporate and other
Corporate and other provides general corporate services to the Company’s segments. Corporate and other revenue primarily comprises foreign currency transaction gains and losses.

Selected financial information by segment is presented in the following tables (amounts in thousands):

	Retail
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$85,856	$63,927	$246,060	$184,619

Employee compensation and benefits	14,355	12,726	43,427	40,466
Selling and marketing	9,957	6,280	22,117	22,429
Referral fees	5,321	9,796	20,047	31,945
Other operating expenses	17,194	15,634	53,206	44,253
Segment profit	$39,029	$19,491	$107,263	$45,526

	Futures
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$9,737	$9,777	$33,328	$30,757

Employee compensation and benefits	2,416	2,327	7,790	7,372
Selling and marketing	181	121	625	607
Referral fees	2,827	3,128	9,996	10,732
Other operating expenses	3,043	2,904	10,392	9,879
Segment profit	$1,270	$1,297	$4,525	$2,167

	Corporate and Other
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Other revenue/(loss)	$(52)	$56	$(1,302)	$155

Employee compensation and benefits	6,082	5,758	18,447	16,507
Selling and marketing	77	1	211	118
Other operating expenses	3,581	2,202	10,550	7,438
Loss	$(9,792)	$(7,905)	$(30,510)	$(23,908)
Reconciliation of operating segment profit to Income before income tax expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Retail segment	$39,029	$19,491	$107,263	$45,526
Futures segment	1,270	1,297	4,525	2,167
Corporate and other	(9,792)	(7,905)	(30,510)	(23,908)
SEGMENT PROFIT	30,507	12,883	81,278	23,785
Depreciation and amortization	4,685	4,373	15,394	12,322
Purchased intangible amortization	3,504	3,524	10,784	10,407
Restructuring expenses	—	—	25	—
Contingent provision	4,975	—	4,975	—
Impairment of investment	—	—	(130)	—
OPERATING PROFIT	17,343	4,986	50,230	1,056
Interest expense on long term borrowings	3,404	2,985	10,132	8,344
Loss on extinguishment of debt	—	4,944	$—	$4,944
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	$13,939	$(2,943)	$40,098	$(12,232)

20. SUBSEQUENT EVENTS
On October 9, 2018, the Company announced a “modified Dutch auction” tender offer to purchase up to $50 million of shares of its common stock, or such lesser number of shares of its common stock as are properly tendered and not properly withdrawn, at a price not less than $7.24 nor greater than $7.94 per share of common stock, to the seller in cash, less any applicable withholding taxes and without interest (the “Offer”). The Offer is made upon the terms and subject to the conditions described in the offer to purchase and in the related letter of transmittal, each of which are attached as exhibits to the Company's Schedule TO, as filed with the SEC on October 9, 2018.
On October 25, 2018, the Company announced the payment of a $0.06 dividend per share of Common Stock payable on December 18, 2018 to stockholders of record on December 11, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN,” the “Company,” “our,” “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. GAIN’s fiscal quarter ended on September 30, 2018.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Condensed Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 14, 2018, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which GAIN operates and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that management or GAIN “believes,” “expects,” “anticipates,” “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the section entitled “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and discussed elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described therein and herein are not the only ones we face. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

OVERVIEW

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. Our retail and futures segments service customers in more than 180 countries worldwide, and we conduct business from our offices in Bedminster, New Jersey; New York, New York; Jersey City, New Jersey; Chicago, Illinois; Powell, Ohio; London, England; Cornwall, England; Tokyo, Japan; Sydney, Australia; Shanghai, China; Hong Kong; Dubai, U.A.E.; Krakow, Poland and Singapore.

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

For the three months ended September 30, 2018, overall lower volatility and softer market conditions resulted in lower volumes and active customers during the quarter. Despite a less volatile market environment during the third quarter, our diverse product offerings, geographic reach and the execution of our strategic initiatives resulted in stronger financial and operational results in the period compared to the same period in the past year.

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

In March 2018, ESMA announced product intervention measures to further regulate the marketing, distribution or sale of CFDs to retail investors in the European Union. These measures include leverage limits which vary based on the underlying asset, a margin close out rule on a per account basis, negative balance protection on a per account basis, a restriction on incentives offered to trade CFDs and a required standardized risk warning.  These measures have now been published in the Official Journal of the European Union and became effective on August 1, 2018. While it is too early to assess the long-term impact of the ESMA changes introduced on August 1, 2018, particularly during a period of low volatility, early indications remain in line with the Company’s initial expectations that the restrictions on leverage are not expected to have a material adverse impact on the Company’s results of operations or financial condition.

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

Sale of GTX ECN Business

On June 29, 2018, we completed the sale of the assets of our GTX ECN business, an institutional platform for trading foreign exchange, to 360T, a subsidiary of Deutsche Börse AG, pursuant to an Asset Purchase Agreement dated as of May 29, 2018 (the “Purchase Agreement”). The Purchase Agreement provides for a cash purchase price for the GTX business of $100 million, less a working capital adjustment, which amounted to a $0.2 million reduction in the purchase price. The Purchase Agreement contains customary representations and warranties that generally survive until the first anniversary of the closing date. We have also agreed to certain non-competition and non-solicitation obligations relating to the GTX business and its employees that expire on the third anniversary of the closing date. We have continued to provide certain transition services to the buyer following the closing date. The parties have entered into commercial agreements relating to a continued business relationship between GAIN and 360T.

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
(“US GAAP”)

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

The Credit Agreement provides for a U.S. $50.0 million senior secured first lien revolving credit facility (the “Facility”), to be made available upon certain terms and conditions described below. Upon our request, the Facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. Each Lender has the absolute discretion to provide all or any part of the requested increase, or to decline to participate in the increase. Amounts available under the Facility may be borrowed, repaid and reborrowed on and after the closing date until the third anniversary of the closing date (the “Maturity Date”). All amounts outstanding under the Facility will initially bear interest, at our option, at a rate per annum equal to (i) the “Cost of Funds Rate” or, if applicable, “Base Rate” plus 1.75% per annum, or (ii) “LIBOR Rate” plus 2.75% per annum, in each case as such terms are defined in the Credit Agreement. Beginning on the date on which we deliver to the Lenders financial statements for the first full fiscal quarter after the closing date, the applicable margin for the Facility will be determined on a sliding scale based on our Consolidated Gross Leverage Ratio (as defined in the Facility). As of September 30, 2018, the interest rate was 7.25%.

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

On May 29, 2018, the Lenders entered into Consent and Waiver, pursuant to which the Lenders consented to the consummation of the sale of the GTX ECN business, and further agreed that, notwithstanding any other terms of the Credit Agreement, the Company could utilize a portion of the proceeds of the GTX ECN sale to repurchase the Company's outstanding 4.125% Convertible Senior Notes due 2020 and the Company's outstanding common stock, with such repurchases of common stock being excluded for purposes of the equity repurchase limits included in the Credit Agreement until the first anniversary of the Consent and Waiver.  In a Second Consent and Waiver dated as of October 9, 2018, the Lenders agreed to extend the repurchase period for the common stock to December 31, 2019, and also consented to the Company's $50.0 million modified Dutch auction tender offer, which is discussed in more detail below in "Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds."

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

For the three and nine months ended September 30, 2018, retail revenue represented 86.8% and 86.0% of our total net revenue, respectively. For the three and nine months ended September 30, 2017, retail revenue represented 84.3% and 83.6% of our total net revenue, respectively.

For each of the three and nine months ended September 30, 2018, approximately 97% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 3% of our average daily retail trading volume consisted of our net exposure. For each of the three and nine months ended September 30, 2017, approximately 97% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 3% of our average daily retail trading volume consisted of our net exposure.

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

Other Revenue
Other revenue primarily comprises foreign currency translation gains and losses, account related fees, as well as revenue related to our swap dealer business that was previously reported in our institutional business prior to the sale of the GTX ECN business in June 2018.

Net Interest Revenue
Net interest revenue/expense consists primarily of the revenue generated by our cash and customer cash held by us at banks and on deposit as collateral with our liquidity providers as well as U.S. Treasury bill, less interest paid to our customers.

Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term United States government securities, treasury bills, and other money market instruments. Interest paid to customers varies primarily due to the net value of a customer account. A customer’s net account value equals cash on deposit plus the mark-to-market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $2.8 million for the three months ended September 30, 2018, compared to net interest revenue of $1.4 million for the three months ended September 30, 2017.

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

Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from the customers that they have introduced. Our indirect business accounted for 25.4% and 24.4% of retail trading volume in the three and nine months ended September 30, 2018, and 33.2% and 34.6% in the three and nine months ended September 30, 2017, respectively. The decline in indirect volume was due to our focus on expanding our direct business and efforts to optimize our indirect channel.

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
Contingent Provision
The contingent provision relates to an ongoing contractual dispute with a service provider relating to the historical deployment of software supporting one of our legacy trading platforms.

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

Operating Metrics
We review various key operating metrics, which are described below, to evaluate the performance of our businesses.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Retail
OTC Trading Volume (billions) (1)	$506.5	$644.8	$1,981.4	$1,910.4
OTC Average Daily Volume (billions)	$7.8	$9.9	$10.3	$9.8
12 Month Trailing Active OTC Accounts (2)	129,182	133,813	129,182	133,813
3 Month Trailing Active OTC Accounts (2)	71,597	82,275	$71,597	$82,275
Client Assets (millions)	$663.8	$738.5	$663.8	$738.5

Futures
Number of Futures Contracts (3)	1,622,114	1,518,417	5,856,029	5,234,214
Futures Average Daily Contracts	25,748	24,102	31,149	27,842
12 Month Trailing Active Futures Accounts (2)	7,550	8,056	7,550	8,056
Client Assets (millions)	$223.5	$221.1	$223.5	$221.1

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

RESULTS OF OPERATIONS

In light of the sale of our GTX ECN business in June 2018, which comprised our institutional segment, the results of the institutional segment are presented as discontinued operations in our Condensed Consolidated Statements of Operations and Comprehensive Income.

Unless otherwise stated, financial results discussed herein refer to our continuing operations in our retail, futures and corporate and other segments.

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	(amounts in thousands)				(amounts in thousands)
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
REVENUE:
Retail revenue	$82,917	$62,143	$20,774	33.4%	$239,069	$180,153	$58,916	32.7%
Futures revenue	8,666	9,031	(365)	(4.0)%	30,440	29,176	1,264	4.3%
Other revenue	1,171	1,229	(58)	(4.7)%	1,655	3,062	(1,407)	(46.0)%
Total non-interest revenue	92,754	72,403	20,351	28.1%	271,164	212,391	58,773	27.7%
Interest revenue	3,305	1,621	1,684	103.9%	8,206	3,703	4,503	121.6%
Interest expense	518	264	254	96.2%	1,284	563	721	128.1%
Total net interest revenue	2,787	1,357	1,430	105.4%	6,922	3,140	3,782	120.4%
Net revenue	$95,541	$73,760	$21,781	29.5%	$278,086	$215,531	$62,555	29.0%

The increase in retail revenue for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to an increase in revenue capture, partially offset by a decrease in volume. The increase in retail revenue for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to an increase in trading volume, as well as an increase in revenue capture. For the three months ended September 30, 2018, overall lower volatility and softer market conditions resulted in lower volumes and active customers during the quarter. Despite a less volatile market environment during the third quarter, our diverse product offerings, geographic reach and the execution of our strategic initiatives resulted in stronger financial and operational results in the period compared to the same period in the past year.

The decrease in futures revenue for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to a decrease in revenue per contract, partially offset by an increase in total contracts. The increase in futures revenue for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to an increase in volumes in the indirect business.

Other revenue remained relatively flat for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease in other revenue for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to the impact of foreign currency revaluation.

Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	(amounts in thousands)				(amounts in thousands)
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Employee compensation and benefits	$22,853	$20,811	$2,042	9.8%	$69,664	$64,345	$5,319	8.3%
Selling and marketing	10,215	6,402	3,813	59.6%	22,953	23,154	(201)	(0.9)%
Referral fees	8,148	12,924	(4,776)	(37.0)%	30,043	42,677	(12,634)	(29.6)%
Trading expenses	5,770	4,741	1,029	21.7%	17,122	15,075	2,047	13.6%
General and administrative	12,207	11,221	986	8.8%	38,899	32,285	6,614	20.5%
Depreciation and amortization	4,685	4,373	312	7.1%	15,394	12,322	3,072	24.9%
Purchased intangible amortization	3,504	3,524	(20)	(0.6)%	10,784	10,407	377	3.6%
Communications and technology	5,507	4,635	872	18.8%	16,393	14,161	2,232	15.8%
Bad debt provision	334	143	191	133.6%	1,734	49	1,685	nm
Restructuring expenses	—	—	—	—%	25	—	25	100.0%
Contingent provision	4,975	—	4,975	100.0%	4,975	—	4,975	100.0%
Impairment of investment	—	—	—	—%	(130)	—	(130)	(100.0)%
Total operating expense	78,198	68,774	9,424	13.7%	227,856	214,475	13,381	6.2%
OPERATING PROFIT	17,343	4,986	12,357	247.8%	50,230	1,056	49,174	nm
Interest expense on long term borrowings	3,404	2,985	419	14.0%	10,132	8,344	1,788	21.4%
Loss on extinguishment of debt	—	4,944	(4,944)	(100.0)%	—	4,944	(4,944)	(100.0)%
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE/(BENEFIT)	13,939	(2,943)	16,882	573.6%	40,098	(12,232)	52,330	427.8%
Income tax (benefit)/expense	3,970	97	3,873	nm	11,383	(4,300)	15,683	364.7%
Equity in net loss of affiliate	$—	$(40)	40	100.0%	$—	$(94)	94	100.0%
Net income/(loss) from continuing operations	$9,969	$(3,080)	13,049	423.7%	$28,715	$(8,026)	36,741	457.8%
Income from discontinued operations, including gain on sale of $69,439, net of income tax of $3,222	$2,344	$725	$1,619	NM	$67,330	$977	$66,353	NM
The increase in employee compensation and benefits for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily related to an increase in amounts required to be paid pursuant to the Company's incentive compensation plan due to stronger financial results during the three and nine months ended September 30, 2018.

The increase in selling and marketing expense for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily related to increases in marketing expenditures for our retail segment to support our key strategy of organic growth, with the aim of growing new and active direct customers going into 2019 and beyond. Selling and marketing expenses remained relatively flat for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The decrease in referral fees for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily related to the decrease in indirect volume and a lower referral fee per million due to ongoing partner optimization efforts during the three and nine months ended September 30, 2018.

The increase in trading expenses for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily related to the increased clearing fees in the futures business due to the increase in volume.

The increase in general and administrative expenses for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was due to an increase in payment processing fees and spreadbet duty driven by higher customer engagement and an increase in professional fees related to tax and legal services. The increase in general and administrative expenses also reflected an increase in value-added sales tax in the U.K. caused by the recovery of a smaller portion of such taxes as compared to the prior periods due to a change in the mix of business booked through our U.K. operating subsidiary, as well as the effect of a one-time credit received in the prior year.

The increase in communications and technology expense for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily related to an increase in software maintenance costs.

The increase in bad debt provision for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was due to the negative balances experienced by certain of our customers due to the increased volatility during the three and nine months ended September 30, 2018 compared to lower customer bad debt for the three and nine months ended September 30, 2017.

The contingent provision relates to an ongoing contractual dispute with a service provider relating to the historical deployment of software supporting one of our legacy trading platforms.

During the third quarter of 2017 we repurchased $71.8 million in principal amount of our 4.125% Convertible Senior Notes due 2018 using a portion of the net proceeds of the offering of our 5.00% Convertible Senior Notes due 2022. As a result we recognized a debt extinguishment loss of $4.9 million for the three months ended September 30, 2017.

Income tax expense for the three months ended September 30, 2018 increased by $3.9 million, with a tax expense of $4.0 million compared to a tax expense of $0.1 million in the three months ended September 30, 2017. Income tax expense for the nine months ended September 30, 2018 increased by $15.7 million, with a tax expense of $11.4 million compared to a tax benefit of $4.3 million in the nine months ended September 30, 2017.

The increase in income from discontinued operations, net of tax for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily related to gain on sale of our GTX ECN business. The net income for the institutional segment was accounted for as discontinued operations as presented in Note 3 to our Condensed Consolidated Financial Statements elsewhere in this report.

Segment Results - Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

Retail Segment (amounts in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net revenue	$85,856	$63,927	$21,929	34.3%	$246,060	$184,619	$61,441	33.3%

Employee compensation and benefits	14,355	12,726	1,629	12.8%	43,427	40,466	2,961	7.3%
Selling and marketing	9,957	6,280	3,677	58.6%	22,117	22,429	(312)	(1.4)%
Referral fees	5,321	9,796	(4,475)	(45.7)%	20,047	31,945	(11,898)	(37.2)%
Other operating expenses	17,194	15,634	1,560	10.0%	53,206	44,253	8,953	20.2%
Segment profit	$39,029	$19,491	$19,538	100.2%	$107,263	$45,526	$61,737	135.6%

The increase in retail segment revenue for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to an increase in revenue capture, partially offset by a decrease in volume. The increase in retail revenue for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to an increase in trading volume, as well as an increase in revenue capture. For the three months ended September 30, 2018, overall lower volatility and softer market conditions resulted in lower volumes and active customers during the quarter. Despite a less volatile market environment during the third quarter, our diverse product offerings, geographic reach and the execution of our strategic initiatives resulted in stronger financial and operational results in the period compared to the same period in the past year.

The increase in employee compensation and benefits expenses for the retail segment for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily related to an increase in amounts required to be paid pursuant to the Company's incentive compensation plan due to stronger financial results during the three and nine months ended September 30, 2018.

The increase in selling and marketing expense for the retail segment for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily related to supporting our key strategy of organic growth, with the aim of growing new and active direct customers going into 2019 and beyond. Selling and marketing expense for the retail segment remained relatively flat for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The decrease in referral fees for the retail segment for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily related to the decrease in indirect volume and a lower referral fee per million due to ongoing partner optimization efforts during the three and nine months ended September 30, 2018.

The increase in other operating expenses for the retail segment for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily due to the increase in bad debt provision due to the negative balances experienced by certain of our customers during the three and nine months ended September 30, 2018, increased payment processing fees and spreadbet duty driven by higher customer engagement and an increase in communications and technology expense for software maintenance. The increase in other operating expenses also reflected an increase in value-added sales tax in the U.K. caused by our recovering a smaller portion of such taxes as compared to the prior periods due to a change in the mix of business booked through our U.K. operating subsidiary, as well as the effect of a one-time credit received in the prior year.

Other operating expenses for the retail segment include general and administrative expenses, communication and technology expenses, trading expenses and bad debt.

Futures Segment (amounts in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net revenue	$9,737	$9,777	$(40)	(0.4)%	$33,328	$30,757	$2,571	8.4%

Employee compensation and benefits	2,416	2,327	89	3.8%	7,790	7,372	418	5.7%
Selling and marketing	181	121	60	49.6%	625	607	18	3.0%
Referral fees	2,827	3,128	(301)	(9.6)%	9,996	10,732	(736)	(6.9)%
Other operating expenses	3,043	2,904	139	4.8%	10,392	9,879	513	5.2%
Segment profit	$1,270	$1,297	$(27)	(2.1)%	$4,525	$2,167	$2,358	108.8%

The decrease in futures revenue for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to a decrease in revenue per contract, partially offset by an increase in total contracts. The increase in futures revenue for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to an increase in volumes mostly in the indirect business.

The increase in employee compensation and benefits expenses for the futures segment for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily due to an increase in sales commissions based on the increase in volume as well as an increase in amounts required to be paid pursuant to the Company's incentive compensation plan due to stronger financial results during the three and nine months ended September 30, 2018.

Selling and marketing expenses for the futures segment remained relatively flat for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017.

The decrease in referral fees for the futures segment for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily related to a decrease in indirect referral fees per contract for the three and nine months ended September 30, 2018 due to an increase in volume from customers introduced by lower cost partners.

The increase in other operating expenses for the futures segment for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily due to an increase in trading costs related to higher volumes.

Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses, trading expenses and bad debt.

Corporate and Other (amounts in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other revenue/(loss)	$(52)	$56	$(108)	(193)%	$(1,302)	$155	$(1,457)	(940)%

Employee compensation and benefits	6,082	5,758	324	6%	18,447	16,507	1,940	12%
Selling and marketing	77	1	76	NM	211	118	93	79%
Other operating expenses	3,581	2,202	1,379	63%	10,550	7,438	3,112	42%
Loss	$(9,792)	$(7,905)	$(1,887)	(24)%	$(30,510)	$(23,908)	$(6,602)	(28)%

The decrease in corporate and other revenue/(loss) for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily due to the impact of foreign currency revaluation.

The increase in employee compensation and benefits expenses for employees not attributed to any of our operating segments, such as our executive officers, for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily related to an increase in amounts required to be paid pursuant to the Company's incentive compensation plan due to stronger financial results during the three and nine months ended September 30, 2018.

Selling and marketing expenses not attributed to any of our operating segments remained relatively flat for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017.

The increase in other operating expenses not attributed to any of our operating segments for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily due to an increase in professional fees related to tax and legal services. The increase in other operating expenses also reflected an increase in value-added sales tax in the U.K. caused by our recovering a smaller portion of such taxes as compared to the prior periods due to a change in the mix of business booked through our U.K. operating subsidiary, as well as the effect of a one-time credit received in the prior year.

Liquidity and Capital Resources
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations by our subsidiaries, the issuance of debt and equity securities, including the 4.125% Convertible Senior Notes due 2018 that we issued in the fourth quarter of 2013, the 4.125% Convertible Senior Notes due 2020 that were issued in 2015 in connection with our acquisition of City Index, the 5.00% Convertible Senior Notes due 2022 that were issued in the third quarter of 2017, and access to secured lines of credit, such as the revolving credit facility entered into in August 2017. In June 2018, we completed the sale of our GTX ECN business for a purchase price of $100 million, less a working capital adjustment which amounted to a $0.2 million reduction in the purchase price, resulting in cash sale proceeds of approximately $85.0 million, net of taxes and transaction-related expenses and fees. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. We expect that our capital expenditures for the next 12 months will be lower than the comparable prior period, as we continue to identify areas for savings.

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

Several of our operating subsidiaries are subject to requirements of regulatory bodies, including the CFTC and NFA in the United States, the FCA in the United Kingdom, the FSA and FFAJ in Japan, the SFC in Hong Kong, IIROC and the OSC in Canada, MAS in Singapore, ASIC in Australia, and the CIMA in the Cayman Islands, which limit funds available for the payment of dividends to GAIN Capital Holdings, Inc. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them.

Regulatory Capital Requirements
The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of September 30, 2018 and the actual amounts of capital that were maintained on that date (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$34.3	$51.9	$17.6
GAIN Capital Securities, Inc.	0.1	0.4	0.3
GAIN Capital U.K., Ltd.	69.1	198.5	129.4
GAIN Capital Japan Co., Ltd.	1.4	9.7	8.3
GAIN Capital Australia, Pty. Ltd.	0.7	5.7	5.0
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.7	1.8
GAIN Global Markets, Inc.	0.7	1.3	0.6
GAIN Capital-Forex.com Canada, Ltd.	0.2	1.5	1.3
GAIN Capital Singapore Pte., Ltd.	0.4	8.1	7.7
Trade Facts, Ltd.	0.6	3.5	2.9
Global Asset Advisors, LLC	0.0	2.2	2.2
GTX SEF, LLC	0.7	0.9	0.2
Total	$110.1	$287.4	$177.3
Our futures commission merchant and forex dealer subsidiary, GCG, LLC (“GCGL”), is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements, Sections 1 and 11. Under applicable provisions of these regulations, GCGL is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Risk Maintenance Margin, or $20.0 million plus 5% of all liabilities owed to retail customers exceeding $10.0 million, plus 10% of all liabilities owed to eligible contract participant counterparties acting as a dealer that are not an affiliate. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. GCGL’s current assets primarily consist of cash and cash equivalents reported on its balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. GCGL’s total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions or haircuts against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. GCGL’s net capital and adjusted net capital changes from day to day. As of September 30, 2018, GCGL had net capital of approximately $51.9 million and net capital requirements and haircut charges of $34.3 million. As of September 30, 2018, GAIN Capital Group’s excess net capital was $17.6 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GCGL’s net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

GAIN Capital Securities, Inc. (“GCSI”) is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended. GCSI is a member of the Financial Industry Regulatory Authority (“FINRA”), Municipal Securities Rulemaking Board (“MSRB”), and Securities Investor Protection Corporation (“SIPC”). Pursuant to the SEC’s Uniform Net Capital Rule 15c3-1, GCSI is required to maintain a minimum net capital balance (as defined) of $0.1 million. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. At September 30, 2018, GCSI maintained $0.3 million more than the minimum required regulatory capital for a total of 4.0 times the required capital.

GCUK is regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK is required to maintain the greater of approximately $0.9 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration and market risk. At September 30, 2018, GCUK maintained $129.4 million more than the minimum required regulatory capital for a total of 2.9 times the required capital.

GAIN Capital Japan Co., Ltd. (“GC Japan”) is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency (“FSA”) in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GC Japan is subject to a minimum capital adequacy ratio of 140%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GC Japan’s market, counterparty credit risk and operational risk. At September 30, 2018, GC Japan maintained $8.3 million more than the minimum required regulatory capital for a total of 6.9 times the required capital.

GAIN Capital Australia, Pty. Ltd. (“GCAU”) is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). GCAU holds an Australian Financial Services License that has been issued by ASIC. GCAU is required to maintain a minimum capital requirement of $0.7 million (1.0 million AUD). The regulatory capital held is required to be in excess of 110% of its requirements at all times. At September 30, 2018, GCAU maintained $5.0 million more than the minimum required regulatory capital for a total of 8.1 times the required capital.

GAIN Capital-Forex.com Hong Kong, Ltd. (“GCHK”) is licensed by the Securities and Futures Commission (“SFC”) to carry out Type 3 Regulated Activity, Leveraged Foreign Exchange Trading. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of $1.9 million. At September 30, 2018, GCHK maintained $1.8 million more than the minimum required regulatory capital for a total of 1.9 times the required capital. As a result of a shift in strategic priorities in the region, a process has commenced with the SFC to return GCHK's license.

GAIN Global Markets, Inc. (“GGMI”), the Company’s Cayman Island subsidiary, is a registered securities arranger and market maker with the Cayman Islands Monetary Authority (“CIMA”). GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or the financial resources requirement which is the sum of the Base Requirement, counterparty and position risk requirement, or $0.7 million. At September 30, 2018, GGMI maintained $0.6 million more than the minimum required regulatory capital for a total of 1.9 times the required capital.

GAIN Capital-Forex.com Canada, Ltd. (“GCCA”) is a Dealer Member of the Investment Industry Regulatory Organization of Canada (“IIROC”) and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory, but generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission, or OSC. GCCA is required to maintain risk-adjusted capital in excess of the minimum capital requirement. At September 30, 2018, GCCA maintained $1.3 million more than the minimum required regulatory capital for a total of 7.5 times the required capital.

GAIN Capital Singapore Pte., Ltd. (“GCS”) is registered by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of Capital Market Services License. GCS is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap 289). Under these rules GCS is required to maintain a minimum base capital of approximately $0.4 million (1.0 million SGD) and Financial Resources in excess of 120% of the total risk requirements at all times, which is calculated as the sum of operational, counterparty, large exposure and market risk. At September 30, 2018, GCS maintained $7.7 million more than the required minimum regulatory capital for a total of 20.3 times the required capital.

Trade Facts, Ltd. (“Trade Facts”) is regulated by the FCA as a BIPRU Limited License Firm. Trade Facts is required to maintain the greater of a base financial resources requirement of approximately $0.1 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or a fixed overhead requirement. At September 30, 2018, Trade Facts maintained $2.9 million more than the minimum required regulatory capital for a total of 5.8 times the required capital.

GAA is a registered Introducing Broker and is subject to the CFTC Net Capital Rule (Rule 1.17). Under applicable provisions of these rules, GAA is required to maintain adjusted net capital of less than $0.1 million. At September 30, 2018, GAA maintained $2.2 million more than the minimum required regulatory capital.

GAIN GTX, LLC (“GTX SEF”) is a registered swap execution facility with the CFTC and is subject to the requirements under CFTC regulations 37.1300-1306. Under applicable provisions of these regulations, GTX SEF is required to maintain financial resources of more than or equal to the total of its operating costs for a period of at least one year financial resources requirements, calculated on a rolling basis. At September 30, 2018, GTX SEF maintained $0.2 million more than the minimum required regulatory capital for a total of 1.3 times the required capital.

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

Operating Cash
We are required to maintain cash on deposit with our liquidity providers in order to conduct our hedging activities. As of September 30, 2018, we posted $57.5 million in cash with liquidity providers. As of September 30, 2018, our total client assets were $887.3 million compared to $978.8 million as of December 31, 2017, a decrease of $91.5 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from open positions.

The table set forth below provides a measure of our available liquidity as of September 30, 2018 and as of December 31, 2017. We believe our reporting of available liquidity assists investors in evaluating our performance. We use this non-GAAP measure to evaluate our ability to continue to fund growth in our business (amounts in millions):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$362.3	$209.7
Receivables from brokers	57.5	78.5
Revolving credit facility (undrawn)	50.0	50.0
Net operating cash	469.8	338.2
Less: Minimum regulatory requirements	(110.1)	(112.9)
Less: Payables to brokers	(1.8)	(2.8)
Less: Convertible senior notes due 2018	(6.4)	(6.4)
Liquidity (1)	$351.5	$216.1

(1)	The repayment of our Convertible Senior Notes due 2020 and 2022 is excluded given the long-dated maturity of these convertible notes.

The increase in our liquidity for the nine months ended September 30, 2018 was primarily due to sale proceeds from the GTX ECN business of approximately $96.8 million, net of transaction-related expenses and fees, net income from continuing operations of $28.7 million, a decrease in minimum regulatory requirements of $2.8 million, a decrease in receivables from brokers of $21.0 million, and changes in foreign currency, partially offset by the purchase of treasury stock of $11.5 million and dividend payments of $8.0 million.

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

An entity must separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and is reflected as a liability in our Condensed Consolidated Balance Sheets in an amount equal to the fair value, which, as of September 30, 2018 and December 31, 2017, was $136.9 million and $132.2 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our shareholders’ equity on our Condensed Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of September 30, 2018 and December 31, 2017, for our convertible senior notes was $38.6 million and $38.6 million, respectively. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we reported lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our Condensed Consolidated Income Statement and Comprehensive Income because GAAP requires the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

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

Credit Facility
On August 3, 2017, the Company entered into a Credit Agreement, dated as of August 2, 2017, for a three year U.S. $50.0 million senior secured first lien revolving credit facility that matures in August 2020. Upon request of the Company, the credit facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. The credit facility contains covenants that are customary for an issuer with senior debt. As of September 30, 2018, we were in compliance with the covenants for our credit facility. The Company will pay a quarterly commitment fee based on the undrawn portion of the facility and interest on amounts drawn.

As of September 30, 2018, there were no amounts outstanding under the revolving line of credit.

Cash Flow
The following table sets forth a summary of our cash flow for the nine months ended September 30, 2018 and the nine months ended September 30, 2017 (amounts in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Net cash provided by/(used in) operating activities	$(5,108)	$1,352
Net cash provided by/(used in) investing activities	82,170	(23,882)
Net cash used in financing activities	(19,282)	(18,921)
Effect of exchange rate changes on cash and cash equivalents	3,331	46,421
NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$61,111	$4,970
The primary drivers of our cash flow provided by/(used in) operating activities are net income, adjusted for non-cash charges, such as depreciation and amortization, and amounts posted as collateral with liquidity providers.

Our largest operating expenses are employee compensation and benefits, selling and marketing and referral fees. Employee compensation and benefits include salaries, bonuses and other employee related costs, as well as commissions paid to certain sales personnel. Selling and marketing expenses consist primarily of selling and promotional costs to support our retail, institutional and futures brands. Referral fees consist primarily of payments made to our white label partners and introducing brokers.

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

Operating Activities
Cash used for operating activities was $5.1 million for the nine months ended September 30, 2018, compared to cash provided by operating activities of $1.4 million for the nine months ended September 30, 2017. The aggregate change in operating assets and liabilities was $47.2 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This was offset by the change in net income from continuing operations of $36.7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Investing Activities
Cash provided by investing activities was $82.2 million for the nine months ended September 30, 2018 compared to cash used for investing activities of $23.9 million for the nine months ended September 30, 2017. The increase in cash provided by investing activities was primarily due to sale of the GTX business in the nine months ended September 30, 2018.

Capital expenditures were $11.5 million for the nine months ended September 30, 2018 compared to $16.7 million for the nine months ended September 30, 2017. The decrease in capital expenditures is primarily the result of our ongoing efforts to migrate customers onto a single retail trading platform, leading to a reduction in development and other costs associated with maintaining multiple trading platforms.

Financing Activities

Cash used for financing activities was $19.3 million for the nine months ended September 30, 2018 compared to cash used for financing activities of $18.9 million for the nine months ended September 30, 2017. The increase in cash used for financing activities was primarily due to the effect of proceeds from the issuance for the nine months ended September 30, 2017 but not in the nine months ended September 30, 2018, partially offset by the decrease in distributions to non-controlling interest holders and a decrease in the purchase of treasury stock for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Contractual Obligations
For the nine months ended September 30, 2018, there were no significant changes to our vendor or operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements
At September 30, 2018 and December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates
For the nine months ended September 30, 2018, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our Condensed Consolidated Financial Statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customers’ cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, in money market funds that invest in short-term U.S. government securities, and in United States and Canadian Imperial Bank of Commerce treasury bills. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of September 30, 2018, an immediate 100 basis point increase in short-term interest rates would result in approximately $9.6 million more in annual pretax income.

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

Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by instrument, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of September 30, 2018, we maintained capital levels of $287.4 million, which represented approximately 2.6 times the capital we were required to hold under applicable regulations.

Cash Liquidity Risk
In normal conditions, our market making business and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in markets in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with several financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds, with our liquidity providers. Collateral on deposit ranged from $92.3 million to $149.6 million in the aggregate during the nine months ended September 30, 2018.

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
For the nine months ended September 30, 2018, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2017.

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
(a) Unregistered Sales of Equity Securities
None.

(b) Purchase of Equity Securities by the Issuer
The following table presents information regarding our purchases of common stock in the nine months ended September 30, 2018:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2018-January 31, 2018	124,337	$8.04	124,337	$12,264,759
February 1, 2018-February 28, 2018	225,497	$6.87	225,497	$10,710,340
March 1, 2018-March 31, 2018	230,230	$7.06	230,230	$9,080,835
April 1, 2018-April 30, 2018	190,761	$7.60	190,761	$32,627,108
May 1, 2018-May 31, 2018	163,137	$8.12	163,137	$31,298,959
June 1, 2018-June 30, 2018	164,918	$7.88	164,918	$29,995,746
July 1, 2018-July 31, 2018	140,775	$7.64	140,775	$28,918,018
August 1, 2018-August 31, 2018	161,579	$7.12	161,579	$27,764,886
September 1, 2018-September 30, 2018	149,270	$6.87	149,270	$26,736,982
(1) On May 16, 2011, the Company announced that its Board of Directors approved a share repurchase plan, which authorized the expenditure of up to $10.0 million for the purchase of the Company’s common stock. On May 6, 2013, the Company announced that the Board of Directors approved to increase the total amount available for the purchase of the Company’s common stock by $15.0 million. On May 3, 2016, the Company’s Board of Directors approved to increase the total amount available for the purchase of the Company’s common stock by an additional $15.0 million, including amounts allocable to certain prior purchases made in March, April and May 2016. On November 3, 2016, the Company announced that its Board of Directors had increased the total amount available for the repurchase of the Company’s common stock under the Company’s share repurchase plan to $30.0 million. On August 14, 2017, in connection and concurrent with the offering of the Company's 5.00% Convertible Senior Notes due in 2022, the Board of Directors approved the expenditure of up to $15.0 million for the purchase of the Company's common stock, of which $14.5 million was repurchased. On April 24, 2018, the Board of Directors approved an increase in the total amount of available cash for the purchase of the Company's common stock of $25.0 million.
(2) Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.
On October 9, 2018, the Company announced a "modified Dutch auction" tender offer to purchase up to $50 million of shares of its common stock, or such lesser number of shares of its common stock as are properly tendered and not properly withdrawn, at a price not less than $7.24 nor greater than $7.94 per share of common stock, to the seller in cash, less any applicable withholding taxes and without interest (the "Offer"). The Offer is made upon the terms and subject to the conditions described in the offer to purchase and in the related letter of transmittal, each of which are attached as exhibits to the Company's Schedule TO, as filed with the SEC on October 9, 2018. The Offer is not reflected in the table above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Form of CEO Restricted Stock Unit Grant (Performance Based)†*
10.2	Form of CEO Restricted Stock Unit Grant (Time Based)†*
10.3	Form of Executive Restricted Stock Unit Grant (Performance Based)†*
10.4	Form of Executive Restricted Stock Unit Grant (Time Based)†*
10.5	Form of Employee Restricted Stock Unit Grant (Performance Based)†*
10.6	Form of Employee Restricted Stock Unit Grant (Time Based)†*
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith.
†	Compensation related contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAIN Capital Holding, Inc.

Date: November 6, 2018	/s/ Glenn H. Stevens
Glenn H. Stevens
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 6, 2018	/s/ Nigel Rose
Nigel Rose
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)