Form 10-K
period 2018-12-31
GAIN Capital Holdings, Inc.
filed 2019-03-11
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period
that the registrant was required to submit such files).  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging grown company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $207 million.
As of March 4, 2019, the registrant had 37,385,602 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year is incorporated by reference into Part III of this Form 10-K.

GAIN Capital Holdings, Inc.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

PART I

FORWARD-LOOKING INFORMATION

In this Annual Report on Form 10-K, the words “GAIN,” the “Company,” “our,” “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. GAIN’s fiscal year ended on December 31, 2018.

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
OVERVIEW

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. Our retail and futures segments service customers in more than 180 countries worldwide, and we conduct business from our offices in Bedminster, New Jersey; New York, New York; Chicago, Illinois; Powell, Ohio; London, England; Tokyo, Japan; Sydney, Australia; Shanghai, China; Hong Kong; Dubai, U.A.E.; Krakow, Poland and Singapore.

We have invested considerable resources since our inception to develop our proprietary trading platforms to provide our customers with advanced price discovery, trade execution and order management functions, while improving our ability to acquire and service our customers efficiently, as well as manage market and credit risk associated with our customer’s trading activity. Today our customers can trade through web-based, downloadable and mobile trading platforms and have access to innovative trading tools to assist them with research and analysis, trade execution and account management.

We operate our business in two segments. Through our retail segment, we provide customers around the world access to a diverse range of global financial markets. We offer our customers access to over 15,000 global financial markets, including spot foreign exchange (forex), precious metals trading, as well as contracts for difference (CFDs), which are investment products with returns linked to the performance of underlying assets. We offer CFDs on currencies, commodities, indices, individual equities, cryptocurrencies, bonds, options and interest rate products. In the United Kingdom, we offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment for residents of that country. In addition to these OTC products, our futures segment offers exchange-traded futures and options on futures on more than 30 global exchanges. Each of our operating segments is discussed in more detail below. For financial information regarding our segments, please refer to Note 23 to our audited consolidated financial statements included in this Annual Report.

As a global provider of online trading services, our results of operations are impacted by a number of external factors, including market volatility, competition, the regulatory environment in the various jurisdictions and markets in which we operate and the financial condition of the retail customers to whom we provide our services. These are not the only factors impacting our results of operations for the most recent fiscal period, and additional factors may impact our results of operations in future periods. In addition, please refer to “Item 1A. Risk Factors” for a discussion of other factors that may impact our business.

The following table sets forth the key financial data and operating metrics for our business:

Key Financial Data

	(in millions)
	Year Ended December 31,
	2018	2017	2016	2015	2014
Net Revenue	$358.0	$278.2	$382.8	$401.6	$334.7
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$92.9	$(11.2)	$35.3	$10.3	$24.9
Adjusted net income/(loss)(1)	$29.1	$(11.3)	$39.7	$25.4	$31.9

	Key Operating Metrics
	(Unaudited)
	Year Ended December 31,
	2018	2017	2016	2015	2014
Retail
OTC Trading Volume (billions)	$2,612.4	$2,473.6	$2,822.0	$3,985.8	$2,430.5
OTC Average Daily Volume (billions)	$10.1	$9.6	$10.9	$15.4	$9.4
Active OTC Accounts (2)	123,171	132,262	126,528	142,836	91,328
Client Assets (millions)	$626.7	$749.6	$599.5	$675.6	$563.2

Futures
Number of Futures Contracts (3)	7,965,545	6,857,870	8,304,376	8,623,392	7,027,008
Futures Average Daily Contracts	31,609	27,322	32,954	34,356	28,108
Active Futures Accounts (2)	7,717	7,838	8,368	8,668	8,184
Client Assets (millions)	$215.8	$229.2	$346.0	$245.0	$196.4

(1)
Adjusted net income is a non-GAAP financial measure and represents our net income excluding certain one-time costs and benefits. Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under heading “Key Income Statement Line Items and Key Operating Metrics” and under heading “Reconciliation of Non-GAAP Financial Measures” for discussion and reconciliation of non-GAAP financial measures.

(2)	Represents accounts which executed a transaction over the last 12 months.

(3)	Futures contracts represent the total number of contracts transacted by customers of our futures business.

For financial information by geographic area, please refer to Note 23 to our audited consolidated financial statements included in this Annual Report.

Growth Strategies

We intend to grow our business and increase our profitability principally by employing the following strategies:

•	Pursuing organic growth by:

•	Leveraging our global footprint and powerful brand assets to increase our overall share in the markets we operate;

•	Introducing new, innovative products and services; including upgraded and enhanced trading platforms and decision support tools that enhance the customer experience and improve competitive position;

•	Increasing our marketing investment to drive new account growth and asset gathering; and

•	Optimizing client onboarding to improve acquisition results and return on our marketing investment.

•	Increasing operational excellence by:

•	Increasing automation, thereby reducing service costs;

•	Simplifying our technology “stack”;

•	Seeking to achieve an optimal balance between insourcing versus outsourcing; and

•	Developing regional centers to provide administrative and support functions more efficiently.

•	Reducing revenue volatility through:

•	Reducing the variability between customer transaction revenue (CTR) and reported results;

•	Implementing artificial intelligence driven hedging programs;

•	Decreasing the cost of hedging; and

•	Further optimizing trade flow.

•	We will also continue to selectively review mergers and acquisitions and other inorganic opportunities which complement our organic growth strategy.

Tender Offer

On October 9th, the Company announced that it had commenced a "modified Dutch auction" tender offer to purchase up to $50 million of shares of its common stock, or such lesser number of shares of its common stock as are properly tendered and not properly withdrawn, at a price not less than $7.24 nor greater than $7.94 per share of common stock. On November 9th, the Company accepted for purchase 6,377,551 shares of its common stock at a price of $7.84 per share (reflecting a proration factor of approximately 0.95664), for an aggregate cost of approximately $50 million, excluding fees and expenses relating to the tender offer. At the time these shares represented approximately 14 percent of the shares outstanding.

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

Prior to its sale, we reported the results of our GTX ECN business as part of our institutional segment. We have determined that the institutional reportable segment met the discontinued operations criteria set forth in ASC Subtopic 205-20-45,
Presentation of Financial Statements, in the quarter ended June 30, 2018. As such, the institutional segment results have been classified as discontinued operations in the accompanying Consolidated Statements of Operations and
Comprehensive Income. For more information relating to the discontinued operations of our GTX ECN business, please see
Note 3 to our Consolidated Financial Statements elsewhere in this report.

Our Retail Segment

Our retail segment represented 83.9% of our net revenue for the year ended December 31, 2018. We conduct our retail business primarily through our FOREX.com and City Index brands. As of December 31, 2018, we had 155,293 funded retail accounts.

Through our retail segment, we provide customers around the world access to a diverse range of global financial markets. We offer our customers access to over 15,000 global financial markets, including spot foreign exchange (forex), precious metals trading, as well as CFDs, which are investment products with returns linked to the performance of underlying assets. We offer CFDs on currencies, commodities, indices, individual equities, cryptocurrencies, bonds, options and interest rate products. In the United Kingdom, we offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment for residents of that country. We offer these products under the diverse regulatory environments in which we operate. Because of U.S. regulations, neither we, nor our subsidiaries, offer CFDs or spread bets in the United States or to U.S. residents.

We seek to attract and support our customers through direct and indirect channels. Our primary direct channels for our retail segment are our Internet websites, FOREX.com and Cityindex.com, which are available in multiple languages, including

English, Chinese, Japanese and Arabic. Our indirect channel includes our relationships with introducing brokers, who solicit customers on our behalf, and white label partners, who offer our trading services to their customers under their own brand. Total retail trading volume sourced through direct and indirect channels was 76% and 24%, respectively, for the year ended December 31, 2018.

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

In 2018, we generated approximately 69.2% of our retail segment trading volume from customers outside the United States. For a discussion of the risks associated with our retail segment operations outside the United States, please refer to “Item 1A. Risk Factors.”

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

Competitive pricing and fast, accurate trade execution
We have longstanding relationships with a large number of institutional liquidity providers, as well as access to multiple liquidity venues. This allows us to offer our customers superior liquidity and more competitive pricing with tighter bid/offer spreads than many of our competitors. In addition, we have developed a proprietary pricing engine that electronically aggregates quotes from our liquidity sources. This ensures that our prices accurately reflect current market price levels and allows us to provide our customers with fast, accurate trade execution.

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

We allow our customers to trade notional amounts greater than the funds they have on deposit with us through the use of leverage, making management of credit risk a key focus for us. We manage customer credit risk through a combination of providing trading tools that allow our customers to monitor their risk exposure and avoid taking on excessive risk, as well as automated processes that close customer positions in accordance with our policies, in the event the funds in customers' accounts are not sufficient to hold their positions. One such tool available on our trading platforms is a real-time margin monitoring tool that enables customers to know when they are approaching their margin limits. If a customer's equity falls below the amount required to support one or more positions, automated alerts are sent to make them aware, so they can manage their position.  If the customer's equity falls further beyond their liquidation level, we automatically liquidate positions to bring the customer's account into margin compliance.  If this is necessary, a further automated confirmation is sent to the client to confirm the action taken.

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

Our risk management policies and procedures have been developed to enable us to effectively manage our exposure to market risk, particularly in connection with the management of our net exposure. Our net exposure is evaluated continuously and is continuously rebalanced in real-time throughout the trading day, thereby minimizing the risk we will be adversely affected by changes in the market prices of the products we hold. This real-time rebalancing of our portfolio enables us to curtail risk in both up and down market scenarios.

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

Our typical self-directed customer is generally comfortable making trading decisions and is specifically interested in trading leveraged products, which generally have a higher risk/reward profile. For the year ended December 31, 2018, self-directed customers represented approximately 99.7% of our retail trading volume.

The intermediaries engaged by our managed account customers, which we refer to as authorized traders, include professional money managers, which trade aggregated customer funds, and individuals that trade for a small number of customer accounts. For the year ended December 31, 2018, managed account customers collectively represented approximately 0.3% of our retail trading volume.

Sales and Marketing
In connection with our retail business, we look to acquire new customers as cost-efficiently as possible, primarily through online marketing efforts such as advertising on third-party websites, search engine marketing and affiliate marketing. Our experienced in-house marketing team creates highly targeted online campaigns tailored to experienced traders, as well as marketing programs and materials designed to support and educate newer traders. We use sophisticated tracking and measurement techniques to monitor the results of individual campaigns and continually work to optimize our overall marketing results.

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

We also work with introducing brokers in order to expand our customer base. We work with a variety of different types of introducing brokers, ranging from small, specialized firms that specifically identify and solicit customers interested in forex and CFD trading, to larger, more established financial services firms. Introducing brokers direct customers to us in return for either a commission on each referred customer’s trading volume or a share of net revenue generated by each referred customer’s trading activity. We also offer a global affiliate program to which third parties refer customers to us in exchange for a one-time payment.

Competition
The market for our retail services is rapidly evolving and highly competitive. Our competitors vary by region in terms of regulatory status, breadth of product offering, size and geographic scope of operations. Our main competitors during 2018 can be categorized as follows:

•	Regulated Forex Firms such as OANDA Corporation. For more information, please refer to Note 9 to our audited consolidated financial statements included in this Annual Report.

•
Global Multi-Asset Trading Firms, including firms such as IG Group Holdings plc, CMC Group and Plus500 Ltd. These firms generally offer a broad set of asset classes and earn a significant percentage of their revenue from CFDs, forex and exchange-traded products.

Our Futures Segment

Our futures segment offers execution and related services for exchange-traded futures and futures options on major U.S. and European exchanges. We clear our customers’ trades through our regulated FCM, GAIN Capital Group, LLC (“GCGL”). In 2014, we expanded our futures business by acquiring a majority interest in Global Asset Advisors, LLC (“GAA”), a Chicago-based futures brokerage firm which principally markets to and services clients under the Daniels Trading (“DTR”) brand. GAA is an introducing broker targeting retail and professional traders, primarily in equities and agricultural products. At the same time, we also acquired a majority interest in Top Third Ag Marketing, LLC (“TT”), an introducing broker, which uses options-based hedging strategies to help clients manage the risks of agricultural production. Pursuant to the exercise of put options set out in the governing documents of GAA and TT, we acquired the remaining minority interest in GAA in September 2018 and the remaining interest in TT as of February 1, 2019. As such, as of the date of this report, both companies are now wholly-owned subsidiaries.

Revenue in our futures segment is primarily generated through commissions earned on futures and futures options trades. Our futures segment represented 11.1% of our net revenue for the year ended December 31, 2018.

Advanced Trading Platform
Our futures segment provides customers an enhanced experience through our GAIN Trader proprietary trading platform. We have invested in high-speed connectivity to provide access to over 30 global electronic exchanges, which allows us to deliver streaming quotes and high-speed executions. The GAIN Trader platform has a robust suite of trading tools, including charting tools, custom alerts and indicators, as well as automated trading and risk management tools. Our futures segment also provides Trade Desk Manager, a version of our GAIN Trader platform offered to other introducing brokers, which allows them to manage their customers’ accounts. In addition, we facilitate connection to our trading services through Application Programming Interface (APIs) from other front-end applications, and we license a white label version of our GAIN Trader platform to select third parties.

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

Sales and Marketing
As with our retail segment, we seek to acquire futures customers as cost-efficiently as possible. Our principal source of new customers comes from a large network of introducing brokers. Furthermore, sales leads are generated through seminars, online advertising and other media. In addition to our marketing efforts, we attract our futures segment customers through dedicated sales staff at GCGL, GAA and TT. These sales teams focus on a variety of sectors and provide differentiated services to our customers.

Competition
Our futures segment is comprised of both introducing-broker (IB) business as well as direct client offerings that span service level (self-directed to full service).  For our IB business our largest competitors are RJO'Brien and ADM Investor Services and to a lesser extent Rosenthal Collins Group (RCG) and INTL FC Stone.

Our direct full-service business is concentrated in the agricultural hedge sector where we compete with Allendale, Advance Trading and Roach Ag Market as well as a number of boutique smaller rural IBs.  For our self-directed, direct business, we compete with Interactive Brokers, TD Ameritrade, E*Trade Financial Corporation and TradeStation.  All these firms own and operate their own proprietary trading platforms as GAIN does and they offer futures trading as a complement to their core equity trading clientele.

Intellectual Property

We rely on a combination of trademark, copyright, trade secret and unfair competition laws in the United States and other jurisdictions to protect our proprietary technology, intellectual property rights and our brands (e.g., FOREX.com, GAIN Capital, and City Index). We also enter into confidentiality and invention assignment agreements with our employees and consultants, and confidentiality agreements with other third parties. We rigorously control access to our proprietary technology. Currently, we do not have any pending or issued patents.

We use a variety of service marks that have been registered with the U.S. Patent and Trademark Office, including: GAIN Capital (registered service mark), FOREX.com GAIN Capital Group (registered service mark), Forex Insider (registered service mark), ForexTrader (registered service mark), FOREX.com (registered service mark), It’s Your World. Trade It. (registered service mark), GAIN Capital Futures (registered service mark), and GAIN Futures. We also have registered trademarks covering our City Index brand name and logo in a variety of jurisdictions, including Australia, the United Kingdom, European Union, Singapore and China.

Regulation

Overview
Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the United States, the United Kingdom (through which we have historically accessed regulatory passport rights to operate in a number of European Economic Area jurisdictions), Japan, Australia, Hong Kong, Canada, Singapore and the Cayman Islands. Government regulators and self-regulatory organizations oversee the conduct of our business in many ways, and several perform regular examinations to monitor our compliance with applicable statutes, regulations and rules. These statutes, regulations and rules cover all aspects of our business, including:

•	sales and marketing activities, including our interaction with, and solicitation of, customers;

•	trading practices, including the types of products and services we may offer;

•	the methods by which customers can fund accounts with us;

•	treatment of customer assets, including custody, control, safekeeping and, in certain countries, segregation of our customer funds and securities;

•	offer fair and transparent markets including offering symmetrical pricing;

•	maintaining specified minimum amounts of capital and limiting withdrawals of funds from our regulated operating subsidiaries;

•	continuing education requirements for our employees;

•	anti-money laundering practices;

•	recordkeeping and reporting; and

•	supervision regarding the conduct of directors, officers and employees.

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

U.S. Regulation
In the United States, the Commodity Futures Trading Commission (CFTC) and the National Futures Association (NFA) regulate our forex and futures trading activities. Historically, the principal legislation covering our U.S. forex business was the Commodity Exchange Act, which provides for federal regulation of all commodities and futures trading activities and requires all futures and commodity options to be traded on organized exchanges. In recent years, as in the case of other companies in the financial services industry, our forex business has been subject to increasing regulatory oversight. The CFTC Reauthorization Act, which grants the CFTC express authority to regulate the retail forex industry includes a series of rules which regulate various aspects of our business, including:

•	creating “retail foreign exchange dealers,” or RFEDs, a regulated category of forex brokers focused on retail investors that are permitted to act as counterparty to retail forex transactions;

•
imposing an initial minimum security deposit amount between 2.0% and 5.0%, depending on the pair, of the notional value for retail forex transactions in “major currency” pairs and between 5.0% and 20.0%, depending on the pair, of the notional value for retail forex transactions in “non-major currency” pairs;

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

•
requiring that a risk disclosure statement be provided to every retail forex customer, including disclosure of the number of profitable and unprofitable non-discretionary accounts maintained by the forex broker during the four most recent calendar quarters; and

•
prohibiting RFEDs, FCMs and introducing brokers from including statements in sales and marketing materials that would appear to convey to potential retail forex customers that there is a guaranty against loss, and requiring that FCMs, RFEDs and introducing brokers provide retail forex customers with enhanced written disclosure statements that, among other things, inform customers of the risk of loss and in 2018 the NFA imposed additional rule measures including but not limited to:

◦	requiring swap dealers to file information related swap valuation disputes; and

◦	additional disclosures and transparency regarding costs per trade; and

◦	enhancements to the AML program requiring inclusion of FINCEN due diligence requirements; and

◦	increased margin requirements for Turkish Lira (12%) and South African Rand (7%); and

◦	requiring additional disclosures to clients for firms offering virtual currencies

In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. A number of significant provisions contained in the law affected our business. Specifically, the Dodd-Frank Act included:

•	rules that, beginning in October 2010, required us to ensure that our customers residing in the United States have accounts open only with our NFA-member operating entity, GCGL; and

•
amendments to the Commodity Exchange Act that, beginning on July 15, 2011, required essentially all retail transactions in any commodity other than foreign currency to be executed on an exchange, rather than OTC.

The Dodd-Frank Act also provides for additional regulation of swaps and security-based swaps, including some types of foreign exchange and metals derivatives in which we engage. The Dodd-Frank Act requires the registration of swap dealers with the CFTC and imposes significant regulatory requirements on swap dealers and swap execution facilities. Effective February 27, 2013, GAIN GTX, LLC became provisionally registered as a swap dealer. During 2016, GTX SEF, LLC became permanently registered as a swap execution facility, although it withdrew its registration with the CFTC as a swap execution facility on December 30, 2018. The CFTC and NFA have adopted, and may adopt, new rules including those more recently adopted requiring RFEDs to provide greater transparency about the cost associated with their forex transactions; required notification to NFA for FCMs that decide to offer customers the ability to trade any virtual currency futures product and monthly risk data reporting requirements for Swap Dealers. Our operations in the U.S. are also subject to regulatory capital requirements that require various of our subsidiaries to maintain a minimum level of net capital relative to customer obligations. For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Regulatory Capital Requirements.”

U.S. Patriot Act and Anti-Money Laundering

Like other companies in the financial services industry, we are subject to a variety of statutory and regulatory requirements concerning our relationships with customers and the review and monitoring of their transactions. Specifically, we are subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, which requires that we maintain a comprehensive anti-money laundering, or AML, program, a customer identification program, or CIP, designate an AML compliance officer, provide specified employee training and conduct an annual independent audit of our AML program. Consistent with the USA PATRIOT Act, our CIP includes both documentary and non-documentary review and analysis of potential customers. Under our CIP, we review each prospective customer’s identity internally and also contract with third-party firms to aid in identity verification and to perform background checks. As part of the background check, all prospective customers are screened against the U.S. Treasury Department’s Office of Foreign Assets and Control, Specially Designated Nationals and Blocked Persons lists. Our AML Program also includes procedures for verifying beneficial owners and control persons of legal entity customers in accordance with the Financial Crimes Enforcement Network’s Customer Due Diligence Rule, or FinCEN CDD Rule. These procedures and tools, coupled with our periodic training, assist us in complying with the USA PATRIOT Act, as well as the CFTC, NFA, FinCEN, and OFAC applicable AML, CDD and CIP requirements.

United Kingdom Regulation

GAIN Capital U.K., Ltd. (“GCUK”) and Trade Facts, Ltd. (“Trade Facts”) collectively, the (“U.K. Entities”) are registered in the U.K. and are regulated by the Financial Conduct Authority in respect of their trading activity. These U.K. Entities are required to comply with relevant U.K. and E.U. legislation and regulation. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Regulatory Capital Requirements” for a discussion of minimum regulatory capital requirements applicable to our U.K. businesses.

ESMA Intervention Measures

In March 2018, ESMA announced product intervention measures to further regulate the marketing, distribution or sale of CFDs to retail investors in the European Union. These measures require firms to:

•	implement leverage limits ranging between 30:1 and 2:1 by imposing minimum margin as a percentage of the overall exposure that the CFD provides;

•	close out a customer’s position when their funds fall to 50% of the margin needed to maintain their open positions on their CFD account;

•	provide a negative balance protection that guarantees that a client cannot lose more than the total funds in their CFD account;

•	stop offering monetary and non-monetary inducements to encourage trading;

•	provide a standardised risk warning, which requires firms to tell potential customers the percentage of their retail client accounts that make losses.

While the restrictions on leverage did affect our clients' trading patterns, the Company has taken actions that mitigated the impact of ESMA’s regulations and currently does not expect that the regulations will have a material adverse impact on the Company’s results of operations or financial condition.

These measures became effective on August 1, 2018 and have since been extended twice. The expectation is that in time the various EU regulators will introduce similar, permanent measures in their own jurisdictions. Specifically, in December 2018 the FCA released a consultation paper in which it proposed to permanently restrict the sale, marketing and distribution of CFDs to retail customers in the UK. The proposed measures are similar to ESMA’s existing temporary restrictions, but extend the restrictiopns to closely substitutable products, including knock- out products and turbo certificates.

Furthermore, the FCA has announced that it will release a consultation paper in early 2019 on a potential ban on the sale of CFDs referencing cryptocurrencies to retail consumers. This follows the commitment made in the UK Crypto-asset Taskforce Final Report published in October 2018.

Client Money Rules
GCUK is subject to the FCA’s Client Money rules. Under these rules, we are required to:

•	maintain adequate segregation of client funds;

•	maintain adequate records in order to identify appropriate client details;

•	have adequate organizational arrangements in place to minimize the risk that client money may be paid for by the account of a client whose money has not yet been received by us;

•	undertake daily internal and external client money reconciliations within an appropriate risk and control framework; and

•	appoint an individual who is responsible for Client Asset Sourcebook, or CASS, oversight.

Anti-Money Laundering and Sanctions
As in the U.S., we are subject to statutory and regulatory requirements concerning our relationships with customers and the review and monitoring of their transactions. Specifically, GCUK is subject to ongoing customer due diligence, or CDD, obligations under the Money Laundering Regulations 2017 (MLR), and the FCA Handbook.

The prescribed CDD measures require the U.K. Entities to (i) verify customer identity and understand the nature and purpose of the proposed relationship on the basis of documents, data or information obtained from a reliable and independent source and (ii) review and monitor their customer’s transactions and activities. The U.K. Entities are required to determine the extent of CDD measures required for each customer on a risk sensitive basis depending on the type of customer, business relationship, product or transaction and we must be able to demonstrate that such measures are appropriate in view of the risks of money laundering and terrorist financing. Our procedures are based on the Joint Money Laundering Steering Group’s Guidance for the U.K. Financial Sector, which provides guidance to firms for the determination of appropriate CDD measures.

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

EMIR
The E.U. European Market Infrastructure Regulation (Regulation (EU) 648/2012), or EMIR, imposes requirements on entities that enter into any form of derivative contract, including foreign exchange derivatives, and applies directly to firms in the E.U. that trade derivatives and indirectly to non-E.U. firms that trade derivatives with E.U. firms. Accordingly, GCUK needs to:

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

We are required to offer to a retail client or transact for them only those products that are deemed appropriate for their knowledge, experience and other circumstances. If the retail client demands a product that has been assessed as inappropriate for the retail client’s circumstances by us, we may either refuse to offer the product to the client or allow them access to the product but we are required to give the retail client a warning that the product may be inappropriate to its circumstances. We are not required to undertake this analysis for professional clients as we are entitled to assume that a professional client has the necessary knowledge and experience in order to understand the risks involved in relation to the particular products or services for which they have been classified as a professional client.

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

Japan
GAIN Capital Japan Co., Ltd., or GCJP, is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency, or FSA, in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GCJP is subject to a minimum capital adequacy ratio of 140%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GCJP’s market, counterparty credit risk and operational risk. Recently announced regulations in Japan will also require GCJP to conduct daily stress tests of open client positions starting in January 2020 and to implement daily transaction reporting starting in January 2021. At December 31, 2018, GCJP maintained $9.6 million more than the minimum required regulatory capital for a total of 9.0 times the required capital.

Australia
GAIN Capital Australia, Pty. Ltd., or GCAU, is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). The Australian Securities and Investments Commission ("ASIC") is the corporate, markets and financial services regulator in Australia responsible for administering aspects of the Corporations Act 2001. GCAU holds an Australian Financial Services License that has been issued by ASIC. GCAU is required to maintain a minimum capital requirement of approximately $0.7 million (1.0 million AUD). The regulatory capital held is required to be in excess of 110% of its requirements at all times. At December 31, 2018, GCAU maintained $5.5 million more than the minimum required regulatory capital for a total of 8.9 times the required capital.

Hong Kong
GAIN Capital-Forex.com Hong Kong, Ltd., or GCHK, is licensed by the Securities and Futures Commission, or SFC, to carry out Type 3 Regulated Activity, Leveraged Foreign Exchange Trading. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of $1.9 million. At December 31, 2018, GCHK maintained $1.7 million more than the minimum required regulatory capital for a total of 1.9 times the required capital. As a result of a shift in strategic priorities in the region, a process has commenced with the SFC to return GCHK's license, which is expected to be completed during 2019.

Cayman Islands
GAIN Global Markets, Inc., or GGMI, our Cayman Islands subsidiary, is a registered securities arranger and market maker with the Cayman Islands Monetary Authority, or CIMA. GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or approximately $0.2 million. At December 31, 2018, GGMI maintained $1.4 million more than the minimum required regulatory capital for a total of 8.0 times the required capital.

Canada
GAIN Capital-Forex.com Canada, Ltd., or GCCA, is a Dealer Member of the Investment Industry Regulatory Organization of Canada, or IIROC, and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory, but generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission, or OSC. GCCA is required to maintain risk-adjusted capital in excess of the minimum capital requirement. At December 31, 2018, GCCA maintained $1.2 million more than the minimum required regulatory capital for a total of 7.0 times the required capital.

Singapore
GAIN Capital Singapore Pte., Ltd., or GCS, is registered by the Monetary Authority of Singapore, or MAS, and operates as an approved holder of Capital Market Services License. GCS is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap 289). Under these rules GCS is required to maintain a minimum base capital of approximately $3.7 million (5.0 million SGD) and Financial Resources in excess of 120% of the total risk requirements, which is calculated as the sum of operational, counterparty, large exposure and market risk at all times. MAS recently announced changes in allowed maximum leverage that are scheduled to become effective in October 2019 that will, among other things, reduce the maximum leverage that can be offered to certain classes of investors to 20-to-1 from the current limit of 50-to-1. At December 31, 2018, GCS maintained $5.3 million more than the required minimum regulatory capital for a total of 2.4 times the required capital.

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

Employees

As of December 31, 2018, we had 638 employees. None of our employees are covered by collective bargaining agreements.

Corporate Information

We were incorporated in Delaware in October 1999 as GAIN Capital, Inc. Our principal executive offices are located at Bedminster One, 135 Route 202/206, Bedminster, New Jersey 07921. Other offices include Bedminster, New Jersey; New York, New York; Chicago, Illinois; Powell, Ohio; London, England; Tokyo, Japan; Sydney, Australia; Shanghai, China; Hong Kong; Dubai, U.A.E.; Krakow, Poland; and Singapore. A complete list of our subsidiaries can be found in Exhibit 21.1 to this Annual Report.

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

The SEC maintains a website, www.sec.gov, containing the reports, proxy statements and other information that we file with the SEC.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Our revenue and profitability are influenced by trading volume and market volatility, which are directly impacted by domestic and international market and economic conditions that are beyond our control.

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

Like other financial services firms, our business and profitability are directly affected by elements that are beyond our control, such as economic and political conditions, broad trends in business and finance, changes in the volume of market transactions, changes in supply and demand for products in which we offer leveraged derivatives, movements in currency exchange rates, changes in the financial strength of market participants, legislative and regulatory changes, changes in the markets in which such transactions occur, changes in how such transactions are processed and disruptions due to terrorism, war or extreme weather events. Any one or more of these factors, or other factors, may adversely affect our business and results of operations and cash flows. A weakness in relevant markets could result in reduced trading activity by our customers and, therefore, could have a material adverse effect on our business, financial condition and results of operations and cash flows. As a result, period-to-period comparisons of our operating results may not be meaningful and our future operating results may be subject to significant fluctuations or declines.

Our risk management policies and procedures may not be effective and may leave us exposed to unidentified or unexpected risks.

We are dependent on our risk-management policies and the adherence to such policies by our staff. Our policies, procedures and practices used to identify, monitor and control a variety of risks, including risks related to human error, customer defaults, market movements, technology, fraud and money-laundering, are established and reviewed by the Risk Committee of our Board of Directors. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. Our risk-management methods also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing software or hardware failures. In addition, we may elect to adjust our risk-management policies to allow for an increase in risk appetite, which could expose us to the risk of greater losses. Our risk-management methods rely on a combination of technical and human controls and supervision that are subject to error and failure. These methods may not protect us against all risks or may protect us less than anticipated, in which case our business, financial condition and results of operations and cash flows may be materially adversely affected.

Our trading activities involve significant risks and unforeseen events that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We offer our clients access to a wide array of leveraged derivative products, including forex, CFDs, spread bets, futures, futures options, and gold and silver spot trading products. Our trading activities in these various products involve significant risks.

Through our retail trading activities, our principal sources of revenues and profits arise from the difference between the prices at which we buy and sell, or sell and buy, the leveraged derivatives we offer. We may incur trading losses for a variety of reasons, including:

•	price changes in leveraged derivatives;

•	lack of liquidity or adverse price movements in leveraged derivatives in which we have positions; and

•
inaccuracies in our proprietary pricing mechanism, or rate engine, which evaluates, monitors and assimilates market data and reevaluates our outstanding price quotes, and is designed to publish prices reflective of prevailing market conditions throughout the trading day.

These risks may affect the prices at which we are able to sell or buy leveraged derivatives or may limit or restrict our ability to either resell leveraged derivatives that we have purchased or repurchase leveraged derivatives that we have sold.

In addition, competitive forces often require us to match the breadth of quotes our competitors display and to hold varying amounts and types of leveraged derivatives at any given time. By having to maintain positions in certain leveraged derivatives, we are subjected to a high degree of risk. We may not be able to manage such risk successfully and may experience significant losses from such activities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

All of the risks that pertain to our trading activities in the leveraged derivative products we offer also apply to any other products we may offer in the future. These risks include market risk, counterparty risk, liquidity risk, technology risk, third-party risk and risk of human error. In addition, unexpected events can occur that can result in great financial loss to us, including our inability to effectively integrate new products into our existing trading platforms or our failure to properly manage the market risks associated with making markets for new products. The profit margins for these products may not be similar to the profit margins we have realized with respect to forex trading.

In our futures segment, we are also exposed to debit/deficit risk with our clients for exchange-traded futures and options on futures. An adverse market move related to a client’s position may result in a debit balance, which, if we are unable to collect, would result in a bad debt expense. Such an expense could have a material adverse effect on our results of operations.

The accounting method for convertible debt securities that may be settled in cash, such as our 4.125% Convertible Senior Notes due 2020 and our 5.00% Convertible Senior Notes due 2022, could have a material effect on our reported financial results.

Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes due 2020 and our 5.00% Convertible Senior

Notes due 2022) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and is reflected as a liability in our Consolidated Balance Sheets in an amount equal to the fair value. The equity component of the notes is included in the additional paid-in capital section of our shareholders’ equity on our Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our consolidated income statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as our 4.125% Convertible Senior Notes due 2020 and our 5.00% Convertible Senior Notes due 2022) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share unless the conversion value of the notes exceeds their principal amount at the end of the relevant reporting period. If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, were issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 4.125% Convertible Senior Notes due 2020, which were issued in connection with our acquisition of City Index, and our 5.00% Convertible Senior Notes due 2022, which were issued in August 2017, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt because of factors beyond our control. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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
We offer derivative products linked to Bitcoin and other cryptocurrencies in certain jurisdictions, and intend to expand the types of products offered, the associated types of cryptocurrencies and the jurisdictions in which the products are offered. The distributed ledger technology underlying cryptocurrencies and other similar financial assets is evolving at a rapid pace and may be vulnerable to cyberattacks or have other inherent weaknesses that are not yet apparent. We may be, or may become, exposed to risks related to cryptocurrencies or other financial products that rely on distributed ledger technology through our facilitation of clients’ activities involving such financial products linked to distributed ledger technology.
There is currently no broadly accepted regulatory framework for Bitcoin or other cryptocurrencies, and the regulation of cryptocurrencies is developing and changing rapidly in the United States and other countries around the world. For example, in the United States, it is unclear whether many cryptocurrencies are “securities” under federal securities laws, and the implications for us if any of our products are linked to cryptocurrencies that are determined to be securities could be significant and adverse. In addition, some market observers have asserted that material price increases in many cryptocurrency markets, such as that for Bitcoin, may indicate the existence of a “bubble,” and if markets for any cryptocurrencies linked to our products suffer severe declines, our customers could experience significant losses and we could lose their business.
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

Our customer base is primarily comprised of individual retail customers. Although we offer products and tailored services designed to educate, support and retain our customers, our efforts to attract new customers or reduce the attrition rate of our existing customers may not be successful. If we are unable to maintain or increase our customer retention rates or generate a sufficient number of new customers in a cost-effective manner, our business, financial condition and results of operations and cash flows would likely be adversely affected. Although we have spent significant financial resources on sales and marketing expenses and related expenses and plan to continue to do so, these efforts may not be cost-effective at attracting new customers. In particular, we believe that rates for desirable advertising and marketing placements, including online, search engine, print and television advertising, are likely to increase in the foreseeable future, and we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments. Additionally, our sales and marketing methods are subject to regulation by the CFTC, and NFA, in the United States, the FCA, in the United Kingdom and by other regulators in other jurisdictions. The rules and regulations of these organizations impose specific limitations on our sales methods, advertising and marketing. If we do not achieve our advertising objectives, our profitability and growth may be materially adversely affected.

We are subject to litigation risk which could adversely affect our reputation, business, financial condition and results of operations and cash flows.

Many aspects of our business involve risks that expose us to potential liability under federal, state and local laws, both in the U.S. and in the other jurisdictions in which we operate, as well as the rules and enforcement efforts of our regulators and self-regulatory organizations worldwide. These risks include, among others, disputes over trade terms with customers and other market participants, customer losses resulting from system delay or failure and customer claims that we made materially false or misleading statements or lost or diverted customer assets in our custody. We may also be subject to regulatory investigation and enforcement actions seeking to impose significant fines or other sanctions, which in turn could trigger civil litigation for our previous operations that may be deemed to have violated applicable rules and regulations in one or more jurisdictions.

The volume of claims and the amount of damages and fines claimed in litigation and regulatory proceedings against financial services firms has been increasing and may continue to increase. The amounts involved in the trades we execute, together with rapid price movements in our derivative products, can result in potentially large damage claims in any litigation resulting from such trades. Dissatisfied customers, regulators or self-regulatory organizations may make claims against us regarding the quality of trade execution, improperly settled trades, mismanagement or even fraud, and these claims may increase as our business expands.

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

In addition, our ability to attract and retain customers may be adversely affected if the reputation of the online financial services industry as a whole or the forex and CFD industry is damaged. In recent years, a number of financial services firms have suffered significant damage to their reputations from highly publicized incidents that in turn resulted in significant and in some cases irreparable harm to their business. A perception of instability within the online financial services industry also could materially adversely affect our ability to attract and retain customers.

The loss of our key employees could materially adversely affect our business, including our ability to grow our business.

Our key employees, including Glenn Stevens, our chief executive officer, have significant experience in the forex and CFD industry and have made significant contributions to our business. In addition, other senior employees have made significant contributions to our business. Our continued success is dependent upon the retention of these and other key executive officers and employees, as well as the services provided by our trading staff, technology and programming specialists and a number of other key managerial, marketing, planning, financial, technical and operations personnel. The loss of such key personnel could have a material adverse effect on our business. In addition, our ability to grow our business is dependent, to a large degree, on our ability to retain such employees.

The industries in which we operate are highly competitive and we may be adversely affected if we are unable to compete effectively.

The OTC derivatives market served by our retail segment is rapidly evolving and characterized by intense competition and evolving domestic and global regulatory oversight and rules. Tighter spreads and increased competition could make our business less profitable. Our prospects may be materially adversely affected by our ability to adapt to these changes and effectively manage the risks, expenses and difficulties frequently encountered in the operation of a business in a rapidly evolving industry. We face similar competitive pressure in our futures segment.

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

As we continue to seek to grow our business, we intend to execute a growth strategy that involves a number of different initiatives designed to organically grow our product offering and customer base and leverage our global brands, including an increase in our marketing spending relative to past periods. We will also seek to increase operational efficiency and reduce revenue volatility while still selectively pursuing acquisition opportunities. We also intend to continue to expand and upgrade the reliability and scalability of our transaction processing systems, network infrastructure and other aspects of our proprietary technology. We may not be able to successfully execute all or any of these initiatives, and the results may vary from our expectations. Further, even if these initiatives are successful, we may not be able to expand and upgrade our technology systems and infrastructure to accommodate increases in our business activity in a timely manner, which could lead to operational breakdowns and delays, loss of customers, a reduction in the growth of our customer base, increased operating expenses, financial losses, increased litigation or customer claims, regulatory sanctions or increased regulatory scrutiny. In addition, we will need to continue to attract, hire and retain highly skilled and motivated executives and employees to both execute our growth strategy and to manage the resulting growth effectively.

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

In 2018, we generated approximately 69.2% of our retail segment trading volume from customers outside the United States. Expanding our business in new markets is an important part of our growth strategy. Due to certain cultural, regulatory and other challenges relevant to those markets, however, we may be at a competitive disadvantage in those regions relative to local firms or to international firms that have a well-established local presence. These challenges include:

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

As a holding company, nearly all of our funds generated from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to regulation and requirements of various regulatory bodies, including the CFTC and NFA in the United States, the FCA in the United Kingdom, the FSA in Japan, the SFC in Hong Kong, IIROC and the Ontario Securities Commission, or OSC, in Canada, MAS in Singapore, ASIC in Australia, and the CIMA in the Cayman Islands, relating to liquidity and capital standards, which may have the effect of limiting funds available for the payment of dividends to the holding company. Accordingly, if our operating subsidiaries are unable to pay us dividends and make other payments to us when needed, due to regulatory restrictions or otherwise, we may be unable to satisfy our obligations when they arise.

Our acquisition strategy may result in transaction expenses, integration and consolidation risks.

Although we expect to increase our focus on organic growth, we will continue to selectively pursue acquisition opportunities that may arise. Such acquisitions will involve transaction expenses, including, but not limited to, fees paid to legal, financial, tax and accounting advisors, filing fees and printing costs. Other risks associated with future acquisitions may include:

•	diversion of management time and focus from operating our business;

•	transition of operations, users and customers onto our existing platforms or onto platforms of the acquired company;

•	difficulties in integrating the operations of the acquired business;

•	failure to realize anticipated operational or financial synergies; and

•	liability for activities of the acquired company before the acquisition, such as violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities.

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

The withdrawal of the UK from membership in the EU, commonly referred to as Brexit, could cause disruptions to, and create uncertainty surrounding, our business in the UK and EU.

On June 23, 2016, voters in the UK approved an advisory referendum to withdraw membership from the EU, which proposed exit (referred to as Brexit) could cause disruptions to, and create uncertainty surrounding, our business in the UK and EU, including our historical right to serve customers in the EU on a passport basis due to the licenses we hold in the UK. Brexit could also impact our existing and future relationships with suppliers and employees in the UK and EU by disrupting the free movement of goods, services, and people between the UK, the EU, and elsewhere. As a result, Brexit could have an adverse effect on our future business, financial results and operations.

The long-term nature of the UK’s relationship with the EU is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. The effects of Brexit will depend on any agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the UK and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

Regulatory changes in the jurisdictions in which we operate may disrupt our operations or require us to comply with additional regulatory requirements.

Recently, the legislative and regulatory environment in which we operate has undergone significant changes, and U.S. and foreign regulators have expressed their intention to review existing regulation in a number of areas. For example, in March 2018, ESMA announced product intervention measures to further regulate the marketing, distribution or sale of CFDs to retail investors in the European Union. These measures require firms to:

•	implement leverage limits ranging between 30:1 and 2:1 by imposing minimum margin as a percentage of the overall exposure that the CFD provides;

•	close out a customer’s position when their funds fall to 50% of the margin needed to maintain their open positions on their CFD account;

•	provide a negative balance protection that guarantees that a client cannot lose more than the total funds in their CFD account;

•	stop offering monetary and non-monetary inducements to encourage trading;

•	provide a standardised risk warning, which requires firms to tell potential customers the percentage of their retail client accounts that make losses.

While the restrictions on leverage did affect our clients' trading patterns, the Company has taken actions that mitigated the impact of ESMA’s regulations and currently does not expect that the regulations will have a material adverse impact on the Company’s results of operations or financial condition.

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

As we operate in many jurisdictions without local registration, licensing or authorization, we may be subject to possible enforcement action and sanction for our operations in such jurisdictions if our operations are determined to have violated regulations in those jurisdictions. Further, we may be required to cease operations in one or more of the countries in which we operate without registration, licensing or authorization, or our growth may be limited by newly imposed regulatory or other restrictions.

For the year ended December 31, 2018, although a majority of our retail trading volume was attributable to customers resident in a jurisdiction where we or our white label partners are licensed, regulated or deal with customers cross-border in a manner that we believe does not require us to be regulated in that jurisdiction, a portion of our retail trading volume was attributable to customers in jurisdictions in which we or our white label partners are not currently licensed or authorized by the local government or applicable self-regulatory organization. This includes jurisdictions, such as China, from which we derive material revenue and profit and in which the local government has not adopted specific regulations governing the trading of foreign exchange and CFD products of the types we offer to retail clients. We determine the nature and extent of services we can offer and the manner in which we conduct our business in the various jurisdictions in which we serve customers based on a variety of factors, including legal advice received from local counsel, our review of applicable U.S. and local laws and regulations and, in some cases, our discussions with local regulators. In cases in which we operate in jurisdictions based on local legal advice and/or cross border in a manner that we believe does not require us to be regulated in a particular jurisdiction, we are exposed to the risk that our legal, regulatory and other analysis is subsequently determined by a local regulatory agency or other authority to be incorrect and that we have not been in compliance with local laws or regulations, including local licensing or authorization requirements, and to the risk that the regulatory environment in a jurisdiction may change, including in a circumstance where laws or regulations or licensing or authorization requirements that previously were not enforced become subject to enforcement.

In such jurisdictions in which we are not licensed or authorized, we may be subject to a variety of restrictions regarding the manner in which we conduct our business or serve customers, including restrictions on:

•	our sales and marketing activities;

•	the use of a website specifically targeted to potential customers in a particular country;

•	our ability to have a physical presence in a particular country; or

•	the types of services we may offer customers physically present in each country.

These restrictions may have a material adverse affect on our results of operations and financial condition and/or may limit our ability to grow or continue to operate our business in any such jurisdiction or may result in increased overhead costs or degradation in our services in that jurisdiction. Consequently, we cannot assure you that our operations in jurisdictions where we are not licensed or authorized will continue uninterrupted or that our international expansion plans will be achieved.

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

Our regulators have stringent rules requiring that we maintain specific minimum levels of regulatory capital in our operating subsidiaries. In the United States, as a FCM, and a RFED, we are required to maintain adjusted net capital of $20.0 million plus 5.0% of the amount of retail customer liabilities over $10.0 million, plus 10% of all liabilities owed to eligible contract participant counterparties acting as a dealer that are not an affiliate. On a worldwide basis, as of December 31, 2018, we were required to maintain approximately $99.0 million in minimum capital in the aggregate across all jurisdictions. Regulators continue to evaluate and modify regulatory capital requirements from time to time in response to market events and to improve the stability of the international financial system. Additional revisions to this framework or new capital adequacy rules applicable to us may be proposed and ultimately adopted, which could further increase our minimum capital requirements in the future.

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

On December 22, 2017, President Trump signed into law P.L. no 115-97 “Tax Cuts and Jobs Act” which includes a broad range of tax law changes affecting businesses, including corporate tax rates, business deductions, and international tax provisions.  Throughout 2018, the Treasury department has issued administrative guidance on the application of various provisions of the Tax Cuts and Jobs Act, so there is less uncertainty as to how these new provisions will be interpreted and applied by the Internal Revenue Service. At the state level, however, many states have not yet issued administrative guidance with respect to these provisions of the Tax Cuts and Jobs Act, and uncertainty remains as to how these new provisions will be interpreted and applied by the various state taxing authorities.

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

We interact with various third parties through our relationships with our liquidity providers, white label partners and introducing brokers. Some of these market participants could be overleveraged. In the event of sudden, large market price movements, such market participants may not be able to meet their obligations to brokers who, in turn, may not be able to meet their obligations to their counterparties. As a result, a systemic collapse in the financial system could occur, which would have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

We rely on certain third-party computer systems or third-party service and software providers, including trading platforms, back-office systems, Internet service providers, software development partners and communications facilities. For example, for the year ended December 31, 2018, 34.5% of our retail trading volume was derived from trades utilizing the MetaTrader platform, a third-party trading platform we license that is particularly popular in the international retail trading community. Any interruption in these third-party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find alternative systems or service providers on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Failure to maintain relationships with introducing brokers who direct new customers to us could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We have relationships with introducing brokers who direct new customers to us and provide marketing and other services for these customers. In certain jurisdictions, we are only able to provide our services through introducing brokers. For the year ended December 31, 2018, approximately 10.3% of our retail trading volume was derived from introducing brokers. Many of our relationships with introducing brokers are nonexclusive or may be terminated by the brokers on short notice. In addition, under our agreements with introducing brokers, they have no obligation to provide us with new customers or minimum levels of transaction volume. Our failure to maintain our relationships with these introducing brokers, the failure of the introducing brokers to provide us with customers or our failure to create new relationships with introducing brokers would result in a loss of revenue, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. To the extent any of our competitors offers more attractive compensation terms to one or more of our introducing brokers, we could lose the brokers’ services or be required to increase the compensation we pay to retain the brokers. In addition, we may agree to set the compensation for one or more introducing brokers at a level where, based on the transaction volume generated by customers directed to us by such brokers, it would have been more economically attractive to seek to acquire the customers directly rather than through the introducing broker.

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

Our business depends on the availability of adequate funding and regulatory capital under applicable regulatory requirements. Historically, we have satisfied these needs from internally generated funds and from our offering of convertible debt securities. While we currently anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months, we may need to raise additional funds which could impact the number of shares to issue to:

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

Our common stock is relatively illiquid. As of March 4, 2019, we had 37,385,602 shares of common stock outstanding (excluding shares held by us as treasury stock). The average daily trading volume in our common stock during the 60 calendar days ended March 4, 2019 was approximately 190,141 shares. A more active public market for our common stock may not develop, which could continue to adversely affect the liquidity of our common stock and adversely affect the trading price of our common stock. Moreover, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile than that of other companies or the market as a whole. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in us at a satisfactory price.

Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions, conversion of our 4.125% Convertible Senior Notes due 2020 or our 5.00% Convertible Senior Notes due 2022, or otherwise.

As of December 31, 2018, we had approximately 65.5 million shares of common stock authorized but unissued. As of December 31, 2018, we have reserved an aggregate of 3.5 million shares for issuance under our equity incentive compensation plans.

In addition, our 4.125% Convertible Senior Notes due 2020, which were issued in April 2015 in connection with our acquisition of City Index, are convertible into shares of our common stock, although we may, at our election and subject to certain limitations, choose to settle any conversion by the payment or delivery of cash, shares of our common stock, or a combination thereof. Prior to October 1, 2019, these notes may be converted only upon the occurrence of specified events set forth in the indenture pursuant to which they were issued, while on or after October 1, 2019, holders may convert their notes at any time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. Our retail and futures segments service customers in more than 180 countries worldwide, and we conduct business from our offices in Bedminster, New Jersey; New York, New York; Chicago, Illinois; Powell, Ohio; London, England; Tokyo, Japan; Sydney, Australia; Shanghai, China; Hong Kong; Dubai, U.A.E.; Krakow, Poland and Singapore. Our retail segment conducts business in each of these locations, except our locations in Illinois and Ohio, which are focused primarily on our futures segment. Our corporate segment is primarily located in our corporate headquarters in Bedminster, New Jersey. All of our office space was leased as of December 31, 2018.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange under the symbol “GCAP” on December 15, 2010. Prior to that date, there was no established trading market for our common stock. As of March 4, 2019, we estimate that we had approximately 64 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of underlying beneficial stockholders represented by these record holders.

DIVIDEND POLICY
In October 2011, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination by our Board of Directors of the amount. Until November 2016, we paid a quarterly $0.05 per share dividend to holders of our common stock. In November 2016, our Board of Directors approved a change in the dividend policy which increased the dividend to $0.06 per share to holders of our common stock. The latest dividend of $0.06 per share was announced on February 28, 2019 and is payable on March 29, 2019 to stockholders of record on March 26, 2019.
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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

REPURCHASES OF COMMON STOCK

During the year ended December 31, 2018, we repurchased approximately 1.8 million shares of our common stock pursuant to the terms of our approved stock repurchase plan.

			Total	Maximum Number
			Number of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	Total Number		Announced	Yet Be Purchased
	of Shares	Average Price	Plans or	Under the Plans or
Period	Purchased(1)	Paid per Share(1)	Programs(1)	Programs(1)(2)(3)
January 2018	124,337	$8.04	124,337	$12,264,759
February 2018	225,497	$6.87	225,497	$10,710,340
March 2018	230,230	$7.06	230,230	$9,080,835
April 2018	190,761	$7.60	190,761	$32,627,108
May 2018	163,137	$8.12	163,137	$31,298,959
June 2018	164,918	$7.88	164,918	$29,995,746
July 2018	140,775	$7.64	140,775	$28,918,018
August 2018	161,579	$7.12	161,579	$27,764,886
September 2018	149,270	$6.87	149,270	$26,736,982
October 2018	61,895	$6.46	61,895	$26,335,763
November 2018	42,455	$7.30	42,455	$26,024,926
December 2018	184,206	$6.88	184,206	$25,947,931

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

On November 6, 2018, the Company settled a "modified Dutch auction" tender offer to purchase 6.4 million shares of its common stock at a price of $7.84 per share for an aggregate cost of $50 million excluding fees and expenses relating to the tender offer. The tender offer was made upon the terms and subject to the conditions described in the offer to purchase and in the related letter of transmittal, each of which are attached as exhibits to the Company's Schedule TO, as filed with the SEC on October 9, 2018. The tender offer is not reflected in the table above.

STOCK PERFORMANCE GRAPH

The following performance chart assumes an investment of $100 on December 15, 2010 (the date our shares began trading on the NYSE) and compares the change at December 31, 2013 through December 31, 2018 in the market price for our common stock with the Russell 2000 Index, the NASDAQ Composite Index, and a peer group identified by us (the “Selected Peer Group Index”). The Selected Peer Group Index was selected to include publicly-traded companies engaging in one or more of our lines of business.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2018.

Number of
securities remaining
	Number of	Weighted-average	available for future
	securities to be	exercise price	issuance under
	issued upon exercise	of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	955,319	$6.05	3,460,288

ITEM 6. SELECTED FINANCIAL DATA

The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, included in this annual report on Form 10-K.

Certain prior period amounts have been reclassified to conform with current period presentation. Specifically, the Company has reclassified the GTX business to income from discontinued operations within the Selected Consolidated Statements of Operations and Comprehensive Income below. Prior to its sale, we reported the results of our GTX ECN business as part of our institutional segment. We have determined that the institutional reportable segment met the discontinued operations criteria in the quarter ended June 30, 2018. For more information relating to the discontinued operations of our GTX ECN business please see Note 3 to the Consolidated Financial Statements and elsewhere in this report.

Our historical results of operations are not necessarily indicative of future results.

	Selected Consolidated Statement of Operations and Comprehensive Income
	(in thousands, except share and per share data)
	Year Ended December 31,
	2018	2017	2016	2015(1)	2014
Consolidated Statement of Operations and Comprehensive Income Data:
Net revenue	$357,957	$278,238	$382,750	$401,558	$334,659
Total operating expense	$307,926	$280,994	$329,736	$393,175	$293,263
Income/(loss) before income tax expense/(benefit)	$36,491	$(19,521)	$42,593	$(839)	$35,248
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$92,889	$(11,195)	$35,272	$10,279	$24,877
Earnings/(loss) per common share:
Basic	$0.60	$(0.29)	$0.55	$0.22	$0.61
Diluted	$0.60	$(0.29)	$0.55	$0.21	$0.58
Weighted average common shares outstanding used in computing earnings/(loss) per common share
Basic	43,731,881	46,740,097	48,588,917	47,601,979	40,561,644
Diluted	44,189,324	46,740,097	48,785,674	48,379,051	43,214,895
Cash dividends per share	$0.24	$0.24	$0.21	$0.20	$0.20

	Selected Consolidated Balance Sheet
	(in thousands unless otherwise stated)
	Year Ended December 31,
	2018	2017	2016	2015(1)	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$278,850	$209,688	$234,760	$171,888	$139,351
Cash and securities held for customers	$842,478	$978,828	$945,468	$920,621	$759,559
Receivables from brokers	$84,271	$78,503	$61,096	$121,153	$134,908
Total assets	$1,332,548	$1,448,647	$1,430,084	$1,424,559	$1,183,301
Payables to customers	$842,478	$978,828	$945,468	$920,621	$759,559
Convertible senior notes	$132,109	$132,221	$124,769	$121,740	$68,367
Total shareholders' equity	$297,773	$285,748	$294,182	$306,084	$249,920

(1)	There were material business combinations that occurred in 2015, which impacted the comparability of the amounts shown above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto provided under “Item 8. Financial Statements and Supplementary Data” contained elsewhere within this Annual Report on Form 10-K.

Overview

We are a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. We offer our customers access to a diverse range of over 15,000 global financial markets, including spot foreign exchange, or forex, and precious metals trading, as well as “contracts for difference”, or CFDs, which are investment products with returns linked to the performance of underlying assets.

We operate our business in two segments. Through our retail segment, we provide our retail customers around the world with access to a diverse range of global financial markets, including spot forex, precious metals, spread bets and CFDs on commodities, indices, individual equities and interest rate products, as well OTC options on forex. Our futures segment offers execution and risk management services for exchange-traded futures and futures options on major U.S. and European futures and options exchanges. Each of our operating segments is discussed in more detail below.

As a global provider of online trading services, our results of operations are impacted by a number of external market factors, including market volatility and transaction volumes, competition, the regulatory environment in the various jurisdictions and markets in which we operate and the financial condition of the retail customers to whom we provide our services. These are not the only factors impacting our results of operations for the most recent fiscal period, and additional or other factors may impact, or have different degrees of impact, on our results of operations in future periods. Please see “Item 1A. Risk Factors” for a discussion of other factors that may impact our business.

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

Our financial performance throughout 2018 reflects the results of our ongoing efforts to pursue organic growth. We believe our increased marketing investment has contributed to the increase in new direct account growth relative to 2017. Further, the increase in direct volume compared to 2017 was due to higher volume per active customers, indicating higher client quality.

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

Prior to its sale, we reported the results of our GTX ECN business as part of our institutional segment. We have determined that the institutional reportable segment met the discontinued operations criteria set forth in ASC Subtopic 205-20-45,
Presentation of Financial Statements, in the quarter ended June 30, 2018. As such, the institutional segment results have been classified as discontinued operations in the accompanying Consolidated Statements of Operations and
Comprehensive Income. For more information relating to the discontinued operations of our GTX ECN business, please see
Note 3 to our Consolidated Financial Statements elsewhere in this report.

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

The Credit Agreement provides for a U.S. $50.0 million senior secured first lien revolving credit facility (the “Facility”), to be made available upon certain terms and conditions described below. Upon our request, the Facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. Each Lender has the absolute discretion to provide all or any part of the requested increase, or to decline to participate in the increase. Amounts available under the Facility may be borrowed, repaid and reborrowed on and after the closing date until the third anniversary of the closing date (the “Maturity Date”). All amounts outstanding under the Facility will initially bear interest, at our option, at a rate per annum equal to (i) the “Cost of

Funds Rate” or, if applicable, “Base Rate” plus 1.75% per annum, or (ii) “LIBOR Rate” plus 2.75% per annum, in each case as such terms are defined in the Credit Agreement. Beginning on the date on which we deliver to the Lenders financial statements for the first full fiscal quarter after the closing date, the applicable margin for the Facility will be determined on a sliding scale based on our Consolidated Gross Leverage Ratio (as defined in the Facility). As of December 31, 2018 the interest rate is 7.50%.

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

On May 29, 2018, the Lenders entered into Consent and Waiver, pursuant to which the Lenders consented to the consummation of the sale of the GTX ECN business, and further agreed that, notwithstanding any other terms of the Credit Agreement, the
Company could utilize a portion of the proceeds of the GTX ECN sale to repurchase the Company's outstanding 4.125%
Convertible Senior Notes due 2020 and the Company's outstanding common stock, with such repurchases of common stock being excluded for purposes of the equity repurchase limits included in the Credit Agreement until the first anniversary of the
Consent and Waiver. In a Second Consent and Waiver dated as of October 9, 2018, the Lenders agreed to extend the repurchase period for the common stock to December 31, 2019, and also consented to the Company's $50.0 million modified Dutch auction tender offer, which was discussed in more detail below in “Part II. Item 5. Repurchases of Common Stock.”

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

Trading revenue in our retail segment is generated by forex products and non-forex products, including spot forex, precious metals, spread bets and CFDs on currencies, commodities, indices, individual equities, cryptocurrencies, bonds, options and interest rate products, as well as OTC options on forex.

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

Retail revenue represented 83.9% and 83.1% of our total net revenue for the year ended December 31, 2018 and 2017, respectively.

For the year ended December 31, 2018, approximately 97% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, which is substantially similar to our average daily retail trading volume hedged of approximately 97% and 98% in 2017 and 2016, respectively. The remaining 3%, 3%, and 2% of our average daily retail trading volume in 2018, 2017 and 2016, respectively, consisted of our net exposure.

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

Futures Revenue
Futures revenue consists primarily of commissions earned on futures and futures options trades. The Company executes trades on behalf of our futures customers, for which we earn commissions. The Company is not exposed to any market risk in connection with that activity. The Company’s futures revenue performance obligations also consist of trade execution and are satisfied on the trade date; accordingly, commission revenues are recorded on the trade date.

Other Revenue
Other revenue primarily comprises foreign currency translation gains and losses, as well as inactivity fees. During the twelve months ended December 31, 2018, corporate and other revenue also including a one-time receipt of a $5.4 million class action settlement.

Net Interest Revenue
Net interest revenue/expense consists primarily of the revenue generated by our cash and customer cash held by us at banks and on deposit as collateral with our liquidity providers as well as U.S. Treasury bills, less interest paid to our customers.

Our cash and customer cash is generally invested in money market funds, which primarily invest in short-term United States government securities, treasury bills, and other money market instruments. Interest paid to customers varies primarily due to the net value of a customer account. A customer’s net account value equals cash on deposit plus the mark-to-market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $10.6 million for the year ended December 31, 2018, compared to net interest revenue of $4.7 million for the year ended December 31, 2017.

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

Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from the customers that they have introduced. Our retail indirect business accounted for 24.3% , 33.3%, 43.5% of retail trading volume in the years ended December 31, 2018, 2017 and 2016, respectively. The decline in indirect volume was due to our focus on expanding our direct business as part of our organic growth strategy, and ongoing efforts to optimize our indirect channel.

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

Communications and Technology
Communications and technology consists of communication fees, data fees, product development, software and maintenance expenses.

Bad Debt Provision
Bad debt provision represents the amounts estimated for the uncollectibility of certain outstanding balances during the period.

Restructuring Expenses
In 2017 and 2016 we incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with FASB ASC 420 Exit or Disposal Cost Obligations and ASC 712 Compensation - Nonretirement Postemployment Benefits.

Acquisition Expenses
In 2016 we incurred acquisition-related expenses, which included professional services costs, such as legal, accounting, valuation and other costs specified in FASB ASC 805. These costs are expensed as incurred.

Integration Expenses
In 2017 and 2016 we incurred integration expenses, which are acquisition-related costs that are incurred while integrating an acquired company into the consolidated group. These costs include retention bonuses paid to employees and the cost of retiring redundant assets.

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

In November 2018, we settled on an ongoing contractual dispute with a service provider relating to the historical deployment of software supporting one of our legacy trading platforms. Pursuant to the terms of the settlement, we agreed to make a one-time settlement payment of approximately $5.3 million in exchange for a full and final settlement of all claims.

Impairment of Investment
In 2017 we recognized an impairment expense due to an impairment of a small equity method investment, and in 2018 we recovered a portion of the investment from its owners.

Interest Expense on Long Term Borrowings
Interest expense on long term borrowings consists of interest expense on our 4.125% Convertible Senior Notes due 2020, issued in April 2015 as part of the consideration for the City Index acquisition, and interest expense on our 5.00% Convertible Senior Notes due 2022.

Non-GAAP Financial Measures

We use liquidity available, adjusted net income and adjusted earnings per common share, each of which is a non-GAAP financial measure, to evaluate our business. We believe our reporting of liquidity available, adjusted net income and adjusted earnings per share assists investors in evaluating our operating performance. Liquidity available, adjusted net income and adjusted earnings per common share are not measures of financial performance calculated in accordance with GAAP. They should be considered in addition to, but not as a substitute for, other measures of our financial performance reported in accordance with GAAP, such as net income and earnings per common share. Below is a discussion and reconciliation of these non-GAAP financial measures.

Liquidity Available
Liquidity available is a non-GAAP financial measure and consists of our Cash and cash equivalents, plus our Receivables from banks and brokers, plus revolving credit facility, less the minimum regulatory capital requirements applicable to our business. We use this non-GAAP measure to evaluate our ability to fund growth in our business.

Adjusted Net Income and Adjusted Earnings Per Share
Adjusted net income is a non-GAAP financial measure and represents our net income excluding certain one-time costs and benefits. In addition, adjusted net income excludes the legal settlement in April 2016 related to Cameron Farley, the debt extinguishment in 2017, a settlement related to a contractual dispute with vendor in November 2018 and a class action settlement in December 2018. We exclude these items from our adjusted net income and adjusted earnings per share, because we view these as transactions that are not part of our core operations, which we believe to be the most meaningful indicators of the Company’s performance.

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

Reconciliation of Non-GAAP Financial Measures

For a reconciliation of free cash available to Cash and cash equivalents, please refer to the “Liquidity and Capital Resources” section below. The following table provides a reconciliation of GAAP net income to adjusted net income and adjusted earnings per common share (amounts in thousands except per share amounts):

Year Ended December 31,
2018	2017	2016

Net income/(loss) from continuing operations	$27,977	$(14,853)	$31,692
Income tax expense/(benefit)	8,514	(5,011)	10,839
Equity in net loss of affiliate	—	343	62
Pre-tax income/(loss)	36,491	(19,521)	42,593
Adjustments:
Impairment of Investment	(130)	620	—
Other corporate expenses	—	827	—
Class action settlement	(5,398)	—	—
PP&E write-off	1,332	—	—
Dutch auction fees	768	—	—
Restructuring expense	762	—	1,041
Integration expense	—	—	2,788
Legal settlement	5,306	—	9,205
Loss on extinguishment of debt	—	4,944	—
Total adjustments	2,640	6,391	13,034
Adjusted pre-tax income/(loss)	39,131	(13,130)	55,627
Adjusted income tax expense/(benefit)	9,261	(2,786)	13,712
Equity in net loss of affiliate	—	(343)	(62)
Non-controlling interest	(737)	(620)	(2,140)
Adjusted net income/(loss) (non-GAAP)	$29,133	$(11,307)	$39,713

Adjusted earnings/(loss) per common share (non-GAAP):
Basic	$0.67	$(0.24)	$0.82
Diluted	$0.66	$(0.24)	$0.81

	Year Ended December 31,
	2018	2017	2016
Income tax expense/(benefit)	$8,514	$(5,011)	$10,839

Uncertain tax position (1)	(233)	(4,604)	1,115
Tax reform (2)	—	4,516	—
One off adjustments (3)	(514)	(2,137)	(3,988)
Adjusted income tax expense/(benefit)	$9,261	$(2,786)	$13,712

Adjusted tax rate (4)	23.6%	21.2%	24.6%

(1)
Represents adjustment caused by a favorable U.S. tax ruling of $(0.2) million in 2018, release of interest and penalties associated with deemed dividends based on amended prior year filings and IRS approved change in accounting method of $4.6 and $1.1 million in 2017 and 2016, respectively

(2)	Tax adjustments required under the Tax Cuts and Jobs Act (TCJA)

(3)
Represents adjustments to tax relating to a legal settlement of $5.3 million taxed at 21%, restructuring of $0.7 million taxed at 19%, a PP&E write off of $1.3 million taxed at 19%, fees associated with the share tender of $0.8 million taxed at 21%, a class action settlement of $(5.4) million taxed at 21% and an impairment adjustment of $(0.1) million taxed at 19% during 2018; loss on extinguishment of debt expense of $4.9 million taxed at 35%, other corporate expenses of $0.8 million taxed at 35% and an impairment of investment expense of $0.6 million taxed at 19% in 2017; a legal settlement of $9.2 million taxed at 35%, restructuring of $1.0 taxed at 20% and integration of $2.8 taxed at 20%

(4)	Adjusted tax rate calculated as Adjusted tax (expense)/benefit divided by Adjusted pre tax income/(loss)

Operating Metrics

In addition to the financial measures discussed above, we review various key operating metrics, which are described below, to evaluate the performance of our businesses.

	Key Operating Metrics
	(Unaudited)
	Year Ended December 31,
	2018	2017	2016	2015	2014
Retail
OTC Trading Volume (billions)	$2,612.4	$2,473.6	$2,822	$3,985.8	$2,430.5
OTC Average Daily Volume (billions)	$10.1	$9.6	$10.9	$15.4	$9.4
Active OTC Accounts (1) (2)	123,171	132,262	126,528	142,836	91,328
Client Assets (millions)	$626.7	$749.6	$599.5	$675.6	$563.2

Futures
Number of Futures Contracts (3)	7,965,545	6,857,870	8,304,376	8,623,392	7,027,008
Futures Average Daily Contracts	31,609	27,322	32,954	34,356	28,108
Active Futures Accounts (1)	7,717	7,838	8,368	8,668	8,184
Client Assets (millions)	$215.8	$229.2	$346.0	$245.0	$196.4

(1)	Represents accounts which executed a transaction over the last 12 months.

(2)	We have updated our historical active account disclosures to reflect a change in definition for certain accounts.

(3)	Futures contracts represent the total number of contracts transacted by customers of our futures business.

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

Our segment reporting structure includes two operating segments (retail and futures). These operating segments are discussed in more detail below. We also report information relating to general corporate services in a third segment, corporate and other. Please refer to Notes 1 and 23 to our audited consolidated financial statements for additional information.

Unless otherwise stated, financial results discussed herein refer to our continuing operations in our retail, futures, and corporate and other segments.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue (amounts in thousands)

	Year Ended December 31,
	2018	2017	$ Change	% Change
REVENUE:
Retail revenue	$300,206	$231,100	$69,106	29.9%
Futures revenue	39,705	37,964	1,741	4.6%
Other revenue	7,406	4,478	2,928	65.4%
Total non-interest revenue	347,317	273,542	73,775	27.0%
Interest revenue	12,503	5,579	6,924	124.1%
Interest expense	1,863	883	980	111.0%
Total net interest revenue	10,640	4,696	5,944	126.6%
Net revenue	$357,957	$278,238	$79,719	28.7%

The increase in retail revenue for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an increase in trading volume, as well as in increase in overall revenue capture compared to the prior year. The increased trading volume for the year ended December 31, 2018 primarily reflects a return to more normalized volatility levels as compared to the historically low levels experienced in the year ended December 31, 2017.

The increase in futures revenue for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an increase in volume.

The increase in other revenue for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the receipt of a payment as part of a class action settlement, partially offset by changes in foreign currency revaluations.

The increase in interest revenue for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the Company's focus on increasing yields from its cash deposits via an increased variety of investment products, supported by base rate increases in certain jurisdictions, including the U.S., during the course of the year.

Expenses (amounts in thousands)

	Year Ended December 31,
	2018	2017	$ Change	% Change
Employee compensation and benefits	$89,070	$82,686	$6,384	7.7%
Selling and marketing	36,460	31,115	5,345	17.2%
Referral fees	40,026	53,671	(13,645)	(25.4)%
Trading expenses	22,899	19,406	3,493	18.0%
General and administrative	55,239	43,506	11,733	27.0%
Depreciation and amortization	19,654	17,045	2,609	15.3%
Purchased intangible amortization	14,171	13,966	205	1.5%
Communications and technology	21,961	19,226	2,735	14.2%
Bad debt provision	2,508	(247)	2,755	NM
Restructuring expenses	762	—	762	100.0%
Legal settlement	5,306	—	5,306	100.0%
Impairment of investment	(130)	620	(750)	(121.0)%
Total operating expense	307,926	280,994	26,932	9.6%
OPERATING PROFIT/(LOSS)	50,031	(2,756)	52,787	NM
Interest expense on long term borrowings	13,540	11,821	1,719	14.5%
Loss on extinguishment of debt	—	4,944	(4,944)	(100.0)%
INCOME/(LOSS) BEFORE INCOME TAX (BENEFIT)/EXPENSE	36,491	(19,521)	56,012	286.9%
Income tax expense/(benefit)	$8,514	$(5,011)	$13,525	269.9%

The increase in employee compensation and benefits for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an increase in amounts to be paid pursuant to the Company's incentive compensation plan due to stronger financial results for the period ended December 31, 2018.

The increase in selling and marketing expense for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to increases in marketing expenditures for our retail segment to support our key strategy of organic growth, with the aim of growing new and active direct customers going forward.

The decrease in referral fees for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the decrease in indirect volume and a lower referral fee per million due to ongoing partner optimization efforts during the year ended December 31, 2018.

The increase in trading expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the increased clearing fees in the futures business due to an increase in volume.

The increase in general and administrative expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an increase in payment processing fees and spreadbet duty driven by higher customer engagement and an increase in professional fees related to tax and legal services. The increase in general and administrative expenses also reflected an increase in irrecoverable value-added sales tax in the U.K. caused a change in the mix of business booked through our U.K. operating subsidiary, as well as the effect of a one-time credit received in the prior year.

The increase in communications and technology expense for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily related to an increase in software maintenance costs.

The increase in bad debt provision for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the negative balances experienced by certain of our customers caused by the increased volatility during the year ended December 31, 2018.

The increase in legal settlement was due to the Company settling an ongoing contractual dispute with a service provider relating to the historical deployment of software supporting one of our legacy trading platforms.

The decrease in impairment of investment for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a recovery of funds received from a small equity method investment.

During the third quarter of 2017, we repurchased $71.8 million in principal amount of our 4.125% Convertible Senior Notes due 2018 using a portion of the net proceeds of the offering of our 5.00% Convertible Senior Notes due 2022. As a result, we recognized a debt extinguishment loss of $4.9 million for the year ended December 31, 2017.

Income tax expense for the year ended December 31, 2018 increased $13.5 million, with a tax expense of $8.5 million compared to a tax benefit of $5.0 million in the year ended December 31, 2017. Our effective tax rate for the year ended December 31, 2018 was 23.3%, compared to an effective tax rate of 25.7% for the year ended December 31, 2017. The decrease in effective tax rate was primarily due to a change in the mix of earnings from different foreign jurisdictions, the impact of the release of income tax contingency reserves, as well as changes due to the Tax Cuts and Jobs Act. Please refer to Note 20 to our audited consolidated financial statements for more detail.

Segment Results - Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Retail Segment (amounts in thousands)

	Year Ended December 31,
	2018	2017	$ Change	% Change
Net revenue	$310,984	$237,420	$73,564	31.0%

Employee compensation and benefits	55,447	52,297	3,150	6.0%
Selling and marketing	35,378	29,931	5,447	18.2%
Referral fees	26,899	39,711	(12,812)	(32.3)%
Other operating expenses	72,747	57,951	14,796	25.5%
Segment profit	$120,513	$57,530	$62,983	109.5%

The increase in retail segment net revenue for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an increase in trading volume, as well as in increase in overall revenue capture compared to the prior year. The increased trading volume for the year ended December 31, 2018 primarily reflects a return to more normalized volatility levels as compared to the historically low levels experienced in the year ended December 31, 2017.

The increase in employee compensation and benefits expenses for the retail segment for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an increase in amounts to be paid pursuant to the Company's incentive compensation plan due to stronger financial results during the year ended December 31, 2018.

The increase in selling and marketing expense for the retail segment for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily related to supporting our key strategy of organic growth, with the aim of growing new and active direct customers going forward.

The decrease in referral fees for the retail segment for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the decrease in indirect volume and a lower referral fee per million due to ongoing partner optimization efforts during the year ended December 31, 2018.

The increase in other operating expenses for the retail segment for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an increase in bad debt provision due to the negative balances experienced by certain of our customers for the year ended December 31, 2018, increased payment processing fees and spreadbet duty driven by higher customer engagement and an increase in communications and technology expense for software maintenance. The increase in other operating expenses also reflected an increase in irrecoverable value-added sales tax in the U.K. caused by a change in the mix of business booked through our U.K. operating subsidiary, as well as the effect of a one-time credit received in the prior year.

Other operating expenses for the retail segment include general and administrative expenses, communication and technology expenses, trading expenses, and bad debt.

Futures Segment (amounts in thousands)

	Year Ended December 31,
	2018	2017	$ Change	% Change
Net revenue	$43,967	$40,290	$3,677	9.1%

Employee compensation and benefits	9,868	9,387	481	5.1%
Selling and marketing	811	786	25	3.2%
Referral fees	13,127	13,960	(833)	(6.0)%
Other operating expenses	13,989	12,932	1,057	8.2%
Segment profit	$6,172	$3,225	$2,947	91.4%

The increase in futures segment net revenue for the year ended December 31, 2018 compared to the year ended December 31, 2017 was due to an increase in volume coupled with improved interest income.

The increase in employee compensation and benefits expenses for the futures segment for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an increase in sales commissions based on the increase in volume, as well as an increase in amounts to be paid pursuant to the Company's incentive compensation plan due to stronger financial results during the year ended December 31, 2018.

Selling and marketing expenses for the futures segment remained relatively flat for the year ended December 31, 2018 compared to the year ended December 31, 2017.

The decrease in referral fees for the futures segment for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a change in mix caused by an increase in volume from customers introduced by lower cost partners, leading to lower overall referral fees per contract.

The increase in other operating expenses for the futures segment for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an increase in trading costs related to higher volumes.

Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses, and trading expenses, and bad debt.

Corporate and Other (amounts in thousands)

	Year Ended December 31,
	2018	2017	$ Change	% Change
Other revenue	$(2,392)	$528	$(2,920)	(553.0)%

Employee compensation and benefits	23,756	21,002	2,754	13.1%
Selling and marketing	271	398	(127)	(31.9)%
Other operating expenses	13,770	10,181	3,589	35.3%
Loss	$(40,189)	$(31,053)	$(9,136)	(29.4)%

Corporate and other provides general corporate services to the Company’s segments. Corporate and other revenue primarily comprises foreign currency transaction gains and losses. The decrease in corporate and other revenue for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to changes in foreign currency revaluations.

The increase in employee compensation and benefits expenses for employees not attributed to any of our operating segments, such as our executive officers, for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an increase in amounts to be paid pursuant to the Company's incentive compensation plan due to stronger financial results for the year ended December 31, 2018.

Selling and marketing expenses not attributed to any of our operating segments remained relatively flat for the year ended December 31, 2018 compared to the year ended December 31, 2017.

The increase in other operating expenses not attributed to any of our operating segments for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an increase in professional fees related to tax and legal services. The increase in other operating expenses also reflected an increase in irrecoverable value-added sales tax in the U.K. caused by change in the mix of business booked through our U.K. operating subsidiary, as well as the effect of a one-time credit received in the prior year.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue (amounts in thousands)

	Year Ended December 31,
	2017	2016	$ Change	% Change
REVENUE:
Retail revenue	$231,100	$330,744	$(99,644)	(30.1)%
Futures revenue	37,964	47,430	(9,466)	(20.0)%
Other revenue	4,478	3,504	974	27.8%
Total non-interest revenue	273,542	381,678	(108,136)	(28.3)%
Interest revenue	5,579	1,624	3,955	243.5%
Interest expense	883	552	331	60.0%
Total net interest revenue	4,696	1,072	3,624	338.1%
Net revenue	$278,238	$382,750	$(104,512)	(27.3)%

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

Expenses (amounts in thousands)

	Year Ended December 31,
	2017	2016	$ Change	% Change
Employee compensation and benefits	$82,686	$90,617	$(7,931)	(8.8)%
Selling and marketing	31,115	28,642	2,473	8.6%
Referral fees	53,671	70,752	(17,081)	(24.1)%
Trading expenses	19,406	23,399	(3,993)	(17.1)%
General and administrative	43,506	53,206	(9,700)	(18.2)%
Depreciation and amortization	17,045	13,203	3,842	29.1%
Purchased intangible amortization	13,966	12,872	1,094	8.5%
Communications and technology	19,226	19,857	(631)	(3.2)%
Bad debt provision	(247)	4,154	(4,401)	(105.9)%
Restructuring expenses	—	1,041	(1,041)	(100.0)%
Integration expenses	—	2,788	(2,788)	(100.0)%
Legal settlement	—	9,205	(9,205)	(100.0)%
Impairment of investment	620	—	620	100.0%
Total operating expense	280,994	329,736	(48,742)	(14.8)%
OPERATING PROFIT	(2,756)	53,014	(55,770)	(105.2)%
Interest expense on long term borrowings	11,821	10,421	1,400	13.4%
Loss on extinguishment of debt	4,944	—	4,944	100.0%
INCOME BEFORE INCOME TAX EXPENSE/(BENEFIT)	(19,521)	42,593	(62,114)	(145.8)%
Income tax expense/(benefit)	$(5,011)	$10,839	$(15,850)	(146.2)%

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

Income tax expense for the year ended December 31, 2017 decreased $15.9 million, with a tax benefit of $5.0 million compared to a tax expense of $10.8 million in the year ended December 31, 2016. Our effective tax rate for the year ended December 31, 2017 was 25.7%, compared to an effective tax rate of 25.5% for the year ended December 31, 2016. The increase in effective tax rate was primarily due to a change in the mix of earnings from different foreign jurisdictions, the impact of the release of income tax contingency reserves, as well as changes due to the Tax Cuts and Jobs Act. Please refer to Note 20 to our audited consolidated financial statements for more detail.

Segment Results - Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Retail Segment (amounts in thousands)

	Year Ended December 31,
	2017	2016	$ Change	% Change
Net revenue	$237,420	$336,354	$(98,934)	(29.4)%

Employee compensation and benefits	52,297	52,640	(343)	(0.7)%
Selling and marketing	29,931	27,666	2,265	8.2%
Referral fees	39,711	55,080	(15,369)	(27.9)%
Other operating expenses	57,951	69,859	(11,908)	(17.0)%
Segment profit	$57,530	$131,109	$(73,579)	(56.1)%

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

The increase in selling and marketing expenses for the retail segment for the retail segment for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to an increase in marketing expenditures to support our organic growth strategy during the year ended December 31, 2017.

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

Futures Segment (amounts in thousands)

	Year Ended December 31,
	2017	2016	$ Change	% Change
Net revenue	$40,290	$48,084	$(7,794)	(16.2)%

Employee compensation and benefits	9,387	11,967	(2,580)	(21.6)%
Selling and marketing	786	972	(186)	(19.1)%
Referral fees	13,960	15,672	(1,712)	(10.9)%
Other operating expenses	12,932	14,769	(1,837)	(12.4)%
Segment profit	$3,225	$4,704	$(1,479)	(31.4)%

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

The decrease in referral fees for the futures segment for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a decrease in trading volume.

The decrease in other operating expenses for the futures segment for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a decrease in charges from our clearing brokers due to the decrease in trading volume.

Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses, trading expenses, and bad debt.

Corporate and Other (amounts in thousands)

	Year Ended December 31,
	2017	2016	$ Change	% Change
Other revenue	$528	$(1,688)	$2,216	(131.3)%

Employee compensation and benefits	21,002	26,010	(5,008)	(19.3)%
Selling and marketing	398	4	394	NM
Other operating expenses	10,181	15,988	(5,807)	(36.3)%
Loss	$(31,053)	$(43,690)	$12,637	28.9%

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

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations by our subsidiaries, the issuance of debt and equity securities, including the 4.125% Convertible Senior Notes due 2020 that were issued in 2015 in connection with our acquisition of City Index, the 5.00% Convertible Senior Notes due 2022 that were issued in the third quarter of 2017, and access to secured lines of credit, such as the revolving credit facility entered into in August 2017. In June 2018, we completed the sale of our GTX ECN business for a purchase price of $100 million, less a working capital adjustment which amounted to a $0.2 million reduction in the purchase price, resulting in cash sale proceeds of approximately $85.0 million, net of taxes and transaction-related expenses and fees. Those proceeds helped fund the share tender Dutch auction in November 2018, under which almost 6.4 million shares of common stock were repurchased at $7.84 per share, for a total purchase price of $50.0 million. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. We expect that our capital expenditures for the next 12 months will remain in line with 2018 of between $14 million and $16 million.

Our cash and cash equivalents and customer cash and cash equivalents are held at banks, deposits at liquidity providers, in money market funds that invest in highly liquid investment grade securities including short-term U.S. treasury bills, as well as directly in U.S. treasury bills. In general, we believe all of our investments and deposits are of high credit quality and we have more than adequate liquidity to conduct our businesses.

Several of our operating subsidiaries are subject to requirements of regulatory bodies, including the CFTC and NFA in the United States, the FCA in the United Kingdom, the FSA in Japan, the SFC in Hong Kong, IIROC and the OSC in Canada, MAS in Singapore, ASIC in Australia, and the CIMA in the Cayman Islands, which limit funds available for the payment of dividends to GAIN Capital Holdings, Inc. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them.

Regulatory Capital Requirements

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of December 31, 2018 and the actual amounts of capital that were maintained on that date (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$34.2	$53.9	$19.7
GAIN Capital Securities, Inc.	0.1	0.4	0.3
GAIN Capital U.K., Ltd.	56.2	194.3	138.1
GAIN Capital Japan Co., Ltd.	1.2	10.8	9.6
GAIN Capital Australia, Pty. Ltd.	0.7	6.2	5.5
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.6	1.7
GAIN Global Markets, Inc.	0.2	1.6	1.4
GAIN Capital-Forex.com Canada, Ltd.	0.2	1.4	1.2
GAIN Capital Singapore Pte., Ltd.	3.7	9.0	5.3
Trade Facts, Ltd.	0.6	3.4	2.8
Global Assets Advisors, LLC	0.0	2.7	2.7
Total	$99.0	$287.3	$188.3

Our futures commission merchant and forex dealer subsidiary, GCGL, is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements, Sections 1 and 11. Under applicable provisions of these regulations, GCGL is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Risk Maintenance Margin, or $20.0 million plus 5% of all liabilities owed to retail customers exceeding $10.0 million, plus 10% of all liabilities owed to eligible contract participant counterparties acting as a dealer that are not an affiliate. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. GCGL’s current assets primarily consist of cash and cash equivalents reported on its balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. GCGL’s total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions or haircuts against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. GCGL’s net capital and adjusted net capital changes from day to day. As of December 31, 2018, GCGL had net capital of approximately $53.9 million and net capital requirements and haircut charges of $34.2 million. As of December 31, 2018, GAIN Capital Group’s excess net capital was $19.7 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GCGL’s net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

GAIN Capital Securities, Inc. (“GCSI”) is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended. GCSI is a member of the Financial Industry Regulatory Authority (“FINRA”), Municipal Securities Rulemaking Board (“MSRB”), and Securities Investor Protection Corporation (“SIPC”). Pursuant to the SEC’s Uniform Net Capital Rule 15c3-1, GCSI is required to maintain a minimum net capital balance (as defined) of $0.1 million. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. At December 31, 2018, GCSI maintained $0.3 million more than the minimum required regulatory capital for a total of 4.0 times the required capital.

GCUK is regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK is required to maintain the greater of approximately $0.8 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration and market risk. At December 31, 2018, GCUK maintained $138.1 million more than the minimum required regulatory capital for a total of 3.5 times the required capital.

GAIN Capital Japan Co., Ltd. ("GCJP") is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency (“FSA”) in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GCJP is a member of the Financial Futures Association of Japan. GCJP is subject to a minimum capital adequacy ratio of 140%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GCJP’s market, counterparty credit risk and operational risk. At December 31, 2018, GC Japan maintained $9.6 million more than the minimum required regulatory capital for a total of 9.0 times the required capital.

GAIN Capital Australia, Pty. Ltd. ("GCAU") is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). GCAU holds an Australian Financial Services License that has been issued by ASIC. GCAU is required to maintain a minimum capital requirement of $0.7 million (1.0 million AUD). The regulatory capital held is required to be in excess of 110% of its requirements at all times. At December 31, 2018, GCAU maintained $5.5 million more than the minimum required regulatory capital for a total of 8.9 times the required capital.

GAIN Capital-Forex.com Hong Kong, Ltd. ("GCHK") is licensed by the Securities and Futures Commission (“SFC”) to carry out Type 3 Regulated Activity, Leveraged Foreign Exchange Trading. GCHK is subject to the requirements of section 145 of the Securities and Futures Ordinance (Cap.571). Under this rule, GCHK is required to maintain a minimum liquid capital requirement of $1.9 million (15.0 million HKD). At December 31, 2018, GCHK maintained $1.7 million more than the minimum required regulatory capital for a total of 1.9 times the required capital.

GAIN Global Markets, Inc. ("GGMI"), the Company’s Cayman Island subsidiary, is a registered securities arranger and market maker with the Cayman Islands Monetary Authority (“CIMA”). GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or the financial resources requirement which is the sum of the Base Requirement, counterparty and position risk requirement, or $0.2 million. At December 31, 2018, GGMI maintained $1.4 million more than the minimum required regulatory capital for a total of 8.0 times the required capital.

GAIN Capital-Forex.com Canada, Ltd. ("GCCA") is a Dealer Member of the Investment Industry Regulatory Organization of Canada (“IIROC”) and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory, but generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission, or OSC. GCCA is required to maintain risk-adjusted capital in excess of the minimum capital requirement. At December 31, 2018, GCCA maintained $1.2 million more than the minimum required regulatory capital for a total of 7.0 times the required capital.

GAIN Capital Singapore Pte., Ltd. ("GCS") is registered by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of Capital Market Services License. GCS is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap 289). Under these rules GCS is required to maintain a minimum base capital of approximately $3.7 million (5.0 million SGD) and Financial Resources in excess of 120% of the total risk requirements, which is calculated as the sum of operational, counterparty, large exposure and market risk at all times. At December 31, 2018, GCS maintained $5.3 million more than the required minimum regulatory capital for a total of 2.4 times the required capital.

Trade Facts, Ltd. ("Trade Facts") is regulated by the FCA as a BIPRU Limited License Firm. Trade Facts is required to maintain the greater of a base financial resource requirement of approximately $0.1 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or a fixed overhead requirement. At December 31, 2018, Trade Facts maintained $2.8 million more than the minimum required regulatory capital for a total of 5.7 times the required capital.

GAA is a registered Introducing Broker and is subject to the CFTC Net Capital Rule (Rule 1.17). Under applicable provisions of these rules, GAA is required to maintain adjusted net capital of less than $0.1 million. At December 31, 2018, GAA maintained $2.7 million more than the minimum required regulatory capital.

Effective from 2016, the FCA began transitioning in additional capital requirements in the form of a conservation buffer and a countercyclical capital buffer as set out in Capital Requirements Directive, or CRD IV, Article 160 Transitional Provisions for Capital Buffers. The transitional period began on January 1, 2016 and the minimum common equity tier 1 capital ratio requirement, currently at 6.375% for the year of 2018, increased to 7.0% as of January 1, 2019. The firm maintained a common equity tier 1 capital ratio of 25.9% as at December 31, 2018, the effect of the countercyclical buffer on the firm's existing capital requirements is negligible.

Operating Cash

We are required to maintain cash on deposit with our liquidity providers in order to conduct our hedging activities. As of December 31, 2018, we posted $84.3 million in cash with liquidity providers. As of December 31, 2018, our total client assets were $842.5 million compared to $978.8 million as of December 31, 2017, a decrease of $136.3 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from open positions.

The table set forth below provides a measure of our available liquidity as of December 31, 2018 and 2017, respectively. We believe our reporting of available liquidity assists investors in evaluating our performance. We use this non-GAAP measure to evaluate our ability to continue to fund growth in our business (amounts in millions):

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$278.9	$209.7
Receivables from brokers	84.3	78.5
Revolving credit facility (undrawn)	50.0	50.0
Net operating cash	413.2	338.2
Less: Minimum regulatory requirements	(99.0)	(112.9)
Less: Payables to brokers	(1.6)	(2.8)
Less: Convertible senior notes due 2018	—	(6.4)
Liquidity (1)	$312.6	$216.1

(1)	Our Convertible Senior Notes due 2020 and 2022 are excluded given their long-dated maturity

The increase in our liquidity for the twelve months ended December 31, 2018 was primarily due to net income of $92.9 million, plus non-cash expenses of $33.8 million, and a $13.9 million decrease in our minimum regulatory requirements, partially offset by the purchase of treasury stock of $63.6 million and the $6.4 million settlement of the remaining Convertible Senior Notes issues on November 27, 2013.

Convertible Senior Notes

On November 27, 2013, the Company issued $80.0 million principal amount of 4.125% Convertible Senior Notes maturing on December 1, 2018. The Company received net proceeds of $77.9 million, after deducting the initial purchasers' discount. These Convertible Senior Notes pay interest semi-annually on June 1 and December 1 at a rate of 4.125% per year, which commenced on June 1, 2014. During the first quarter of 2016, the Company repurchased $1.9 million in principal amount of the convertible senior notes due in 2018, for an aggregate purchase price of $1.7 million. During the third quarter of 2017, the Company repurchased $71.8 million in principal amount of the convertible senior notes due in 2018, for an aggregate purchase price of $73.7 million with the proceeds from the issuance of Convertible Senior Notes due in 2022. As a result, we recognized an extinguishment loss of $4.9 million. During the fourth quarter of 2018, the Company settled the remaining $6.4 million in outstanding notes at maturity.

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

Under applicable U.S. Generally Accepted Accounting Principles (“GAAP”), an entity must separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and is reflected as a liability in our consolidated balance sheet in an amount equal to the fair value, which, as of December 31, 2018 and 2017, was $132.1 million and $132.2 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our shareholders’ equity on our Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of December 31, 2018 and 2017, for our convertible senior notes was $38.6 million and $38.6 million, respectively. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we reported lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our consolidated income statement because ASC 470-20 requires the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as 4.125% Convertible Senior Notes due 2020 and 5.00% Convertible Senior Notes due 2022) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share unless the conversion value of the notes exceeds their principal amount at the end of the relevant reporting period. If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, were issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the notes, then our diluted earnings (loss) per share could be adversely affected.

Credit Facility

On August 3, 2017, the Company entered into a Credit Agreement, dated as of August 2, 2017, for a three year U.S. $50.0 million senior secured first lien revolving credit facility that matures in August 2020. Upon request of the Company, the credit facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. The credit facility contains covenants that are customary for an issuer with senior debt. As of December 31, 2018, we were in compliance with the covenants for our credit facility. The Company will pay a quarterly commitment fee based on the undrawn portion of the facility and interest on amounts drawn.

As of December 31, 2018, there were no amounts outstanding under the revolving line of credit.

Cash Flow

The following table sets forth a summary of our cash flow for each of the three years ended December 31, 2018 (amounts in thousands):

	Year ended December 31,
	2018	2017	2016
Net cash (used in)/provided by operating activities	$(129,274)	$5,779	$202,055
Net cash provided by/(used in) investing activities	78,868	(28,114)	(31,327)
Net cash used in financing activities	(79,330)	(21,530)	(21,175)
Effect of exchange rate changes on cash and cash equivalents	(42,164)	52,153	(61,834)
NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(171,900)	$8,288	$87,719

The primary drivers of our cash flow provided by/(used for) operating activities are net income, adjusted for non-cash charges, such as depreciation and amortization, and amounts posted as collateral with liquidity providers.

Our largest operating expenses are employee compensation and benefits, marketing and referral fees. Employee compensation and benefits include salaries, bonuses and other employee related costs, as well as commissions paid to certain sales personnel. Marketing expenses consist primarily of selling and promotional costs to support our retail and futures brands. Referral fees consist primarily of payments made to our white label partners and introducing brokers.

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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Operating Activities
Cash used for operating activities was $129.3 million for the year ended December 31, 2018, compared to $5.8 million provided by operating activities for the year ended December 31, 2017. Payables to customers decreased approximately $104.6 million, the Company purchased $103.8 million of U.S. Treasury securities held for customers and had a gain on the sale of GTX of $69.3 million for the year ended December 31, 2018. This was partially offset by an increase in net income of approximately $104.2 million.

Investing Activities
Cash provided by investing activities was $78.9 million for the year ended December 31, 2018, compared to $28.1 million used for investing activities in the year ended December 31, 2017. The increase was primarily due to the proceeds from the sale of the GTX business of $96.5 million.

Financing Activities
Cash used for financing activities was $79.3 million for the year ended December 31, 2018, compared to $21.5 million used for financing activities for the year ended December 31, 2017. Cash used for the purchase of treasury stock increased $37.4 million due to our stock repurchase activities, in particular for purchases made as part of the modified Dutch offering.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Operating Activities
Cash provided by operating activities was $5.8 million for the year ended December 31, 2017, compared to $202.1 million provided by operating activities for the year ended December 31, 2016. Payables to customers decreased approximately $82.6 million, net income decreased $48.0 million and receivables from brokers decreased $75.9 million for the year ended December 31, 2017.

Investing Activities

Cash used for investing activities was $28.1 million for the year ended December 31, 2017, compared to $31.3 million used for investing activities in the year ended December 31, 2016. There was a net decrease of $3.0 million in the cash used for the purchase of property and equipment.

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

Capital Expenditures

Capital expenditures were $14.7 million for the year ended December 31, 2018, compared to $20.9 million for the year ended December 31, 2017 and $23.9 million for the year ended December 31, 2016. Capital expenditures for the years ended December 31, 2018, 2017, and 2016 were primarily related to the development and additional features to various trading platforms and websites.

Off-Balance-Sheet Arrangements

At December 31, 2018 and 2017 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2018 (amounts in thousands):

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Purchase Obligations	$27,668	$19,003	$7,780	$885	$—
Operating Leases	17,843	4,601	6,332	4,907	2,003
Total	$45,511	$23,604	$14,112	$5,792	$2,003

The amounts reported above for “Purchase Obligations” are calculated to include mandatory pre-cancellation notice periods, if any. Excluded from the amounts set forth above are obligations relating to the $60.0 million in principal amount of our 4.125% Convertible Senior Notes due 2020 that were issued in 2015 in connection with our acquisition of City Index, and the $92.0 million in principal amount of our 5.00% Convertible Senior Notes due 2022 that we issued in the third quarter of 2017, as our obligations under these Convertible Senior Notes are not certain to be settled in cash. By their terms, these Convertible Senior Notes may be settled in cash, shares of our common stock or in a combination of shares and cash at our discretion. Purchase obligations due in less than one year primarily consist of agreements with service providers related to maintenance, data, system support and network services.

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

Goodwill and Intangible Assets

We obtained goodwill and intangible assets as a result of the acquisitions of certain of our subsidiaries. Goodwill represents the excess of the cost over the fair market value of net assets acquired. We are required to periodically assess whether any of our goodwill is impaired. In order to do this, we apply judgment in determining our reporting units, which represent our business segments. In accordance with relevant GAAP, we test goodwill for impairment on an annual basis during the fourth quarter and on an interim basis when conditions indicate impairment may have occurred. When testing for goodwill impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed to determine any potential impairment loss. We performed our annual test for goodwill impairment in the fourth quarter of 2018 and noted there was no impairment.

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

Recent Accounting Pronouncements
Recently Adopted
In January 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017-04, “Intangibles-Goodwill and
Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2) from the goodwill impairment test. Instead, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The guidance will be effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted after January 1, 2017. The Company has adopted this ASU as of January 1, 2018, which did not impact the results of operations or financial condition.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” which requires that companies present cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents (restricted cash) when reconciling beginning-of-period and end-of-period totals on the Statement of Cash Flows. The Company has retrospectively adopted this
ASU as of January 1, 2018 and includes cash and cash equivalents held for customers as restricted cash. As a result, Net cash provided by operating activities on the Statement of Cash Flows increased by $77.2 million and decreased by $5.4 million for the twelve months ended December 31, 2016 and 2017, respectively.

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
On January 1, 2018, the Company adopted this guidance, which did not have a material impact on the Company’s financial statements. A substantial portion of revenue falls within the scope of ASC Topic 825, Financial Instruments, which is excluded from the scope of the new guidance. The Company adopted ASU No. 2014-09 using the modified retrospective approach. See Note 4 Revenue Recognition for additional disclosure.
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

The accounting standard update originally required the use of a modified retrospective approach reflecting the application of the standard to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with the option to elect certain practical expedients. A subsequent amendment to the standard provides an additional and optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (ASC Topic 840) if the optional transition method is elected. While we are still evaluating the method of adoption, we currently anticipate adopting the standard using the optional transition method with no restatement of comparative periods and a cumulative effect adjustment recognized as of the date of adoption.

We expect that this standard will not have a material effect on our financial statements due to the recognition of new right of use "(ROU)" assets and lease liabilities on our consolidated balance sheet for real estate and equipment operating leases. As part of our implementation process, we have assessed our lease arrangements and evaluated practical expedient and accounting policy elections to meet the reporting requirements of this standard. We are also currently evaluating the changes in controls and processes that are necessary to implement the new standard, but do not expect material changes. We expect to elect all of the standard’s available practical expedients on adoption. Consequently, on adoption, we expect to recognize additional operating liabilities ranging from $14.0 million to $16.0 million, with corresponding ROU assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The majority of our leases are for office space.

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

Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our Consolidated Financial Statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customers' cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, in money market funds that invest in highly liquid investment grade securities including short-term U.S. treasury bills, as well as directly in U.S. treasury bills. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of December 31, 2018, an immediate 100 basis point decrease in short-term interest rates would result in approximately $8.8 million more in annual pretax income.

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

Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by instrument, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of December 31, 2018, we maintained capital levels of $287.3 million, which represented approximately 2.9 times the capital we were required to hold under applicable regulations.

Cash Liquidity Risk
In normal conditions, our market making business and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in markets in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with several financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds, with our liquidity providers. Collateral on deposit ranged from $92.3 million to $198.2 million in the aggregate during the year ended December 31, 2018.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management, including the Company’s CEO and CFO, concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2018 as stated in their report on the following page.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
GAIN Capital Holdings, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited GAIN Capital Holdings, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule I (collectively, the consolidated financial statements), and our report dated March 11, 2019, expressed an unqualified opinion on those consolidated financial statements.
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
March 11, 2019

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Schedules:
1. Financial Statements
The following financial statements and report of independent registered public accounting firm are included herein:
2. Financial Statement Schedules
The following supplemental schedule is filed herewith:

Schedule I - Condensed Financial Information of GAIN Capital Holdings, Inc., (Parent Company Only) as of December 31, 2018 and 2017 and for the Years ended December 31, 2018, 2017, and 2016	F-58
Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2018 and 2017	F-3
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2018, 2017, and 2016	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2018, 2017, and 2016	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016	F-7
Notes to Consolidated Financial Statements	F-9

Financial Statement Schedule:
Schedule I - Condensed Financial Information of GAIN Capital Holdings, Inc. (Parent Company Only) as of December 31, 2018 and 2017 and for the Years ended December 31, 2018, 2017 and 2016	F-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
GAIN Capital Holdings, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of GAIN Capital Holdings, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule I (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
New York, New York
March 11, 2019

GAIN CAPITAL HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS:
Cash and cash equivalents	$278,850	$209,688
Cash and securities held for customers	842,478	978,828
Receivables from brokers	84,271	78,503
Property and equipment, net	30,579	40,742
Intangible assets, net	32,195	61,969
Goodwill	27,820	33,036
Other assets	36,355	45,881
Total assets	$1,332,548	$1,448,647
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers	$842,478	$978,828
Payables to brokers	1,635	2,789
Accrued compensation and benefits	11,227	10,104
Accrued expenses and other liabilities	41,562	33,947
Income tax payable	5,764	599
Convertible senior notes	132,109	132,221
Total liabilities	$1,034,775	$1,158,488
Commitments and contingent liabilities
Redeemable non-controlling interests	$—	$4,411
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized, 54,507,742 shares issued and 37,821,686 shares outstanding as of December 31, 2018; 120 million shares authorized, 53,612,340 shares issued and 45,152,299 shares outstanding as of December 31, 2017)	$—	$—
Additional paid-in capital	243,216	235,659
Retained earnings	204,483	122,686
Accumulated other comprehensive loss	(29,410)	(15,670)
Treasury stock, at cost 16,686,056 shares at December 31, 2018 and 8,460,041 at December 31, 2017, respectively)	(120,516)	(56,927)
Total shareholders’ equity	297,773	285,748
Total liabilities and shareholders’ equity	$1,332,548	$1,448,647
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income
(in thousands)

	Year Ended December 31,
	2018	2017	2016
REVENUE:
Retail revenue	$300,206	$231,100	$330,744
Futures revenue	39,705	37,964	47,430
Other revenue	7,406	4,478	3,504
Total non-interest revenue	347,317	273,542	381,678
Interest revenue	12,503	5,579	1,624
Interest expense	1,863	883	552
Total net interest revenue	10,640	4,696	1,072
Net revenue	$357,957	$278,238	$382,750
EXPENSES:
Employee compensation and benefits	$89,070	$82,686	$90,617
Selling and marketing	36,460	31,115	28,642
Referral fees	40,026	53,671	70,752
Trading expenses	22,899	19,406	23,399
General and administrative	55,239	43,506	53,206
Depreciation and amortization	19,654	17,045	13,203
Purchased intangible amortization	14,171	13,966	12,872
Communications and technology	21,961	19,226	19,857
Bad debt provision	2,508	(247)	4,154
Restructuring expenses	762	—	1,041
Integration expenses	—	—	2,788
Legal settlement	5,306	—	9,205
Impairment of investment	(130)	620	—
Total operating expense	307,926	280,994	329,736
OPERATING PROFIT/(LOSS)	50,031	(2,756)	53,014
Interest expense on long term borrowings	13,540	11,821	10,421
Loss on extinguishment of debt	—	4,944	—
INCOME/(LOSS) BEFORE INCOME TAX (BENEFIT)/EXPENSE	36,491	(19,521)	42,593
Income tax expense/(benefit)	8,514	(5,011)	10,839
Equity in net loss of affiliate	—	(343)	(62)
Net income/(loss) from continuing operations	27,977	(14,853)	31,692
Income from discontinued operations, including gain on sale of $69,292, net of income tax of $4,756	65,649	4,278	5,720
NET INCOME/(LOSS)	93,626	(10,575)	37,412
Net income attributable to non-controlling interest	737	620	2,140
NET INCOME/(LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	92,889	(11,195)	35,272
Other comprehensive (loss)/income:
Foreign currency translation adjustment	(13,740)	21,172	(30,977)
COMPREHENSIVE INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$79,149	$9,977	$4,295
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Consolidated Statement of Changes in Shareholders’ Equity
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares (1)	Amount
BALANCE—January 1, 2016	48,771,015	$—	$(21,808)	$212,981	$120,776	$(5,865)	$306,084
Net income applicable to GAIN Capital Holdings, Inc.	—	—	—	—	35,272	—	35,272
Exercise of options	179,501	—	—	706	—	—	706
Conversion of restricted stock into common stock	500,253	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	96,173	—	—	611	—	—	611
Purchase of treasury stock	(1,317,369)	—	(8,894)	—	—	—	(8,894)
Shares withheld for net settlements of share-based awards	(9,330)	—	(65)	—	—	—	(65)
Share-based compensation	—	—	—	4,151	—	—	4,151
Tax effect of debt discount on convertible notes	—	—	—	48	—	—	48
Repurchase of convertible notes	—	—	—	(105)	—	—	(105)
Adjustment to the redemption value of put options related to non-controlling interests	—	—	—	—	(2,715)	—	(2,715)
Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	258	—	258
Dividends declared	—	—	—	—	(10,192)	—	(10,192)
Foreign currency translation adjustment	—	—	—	—	—	(30,977)	(30,977)
BALANCE—December 31, 2016	48,220,243	$—	$(30,767)	$218,392	$143,399	$(36,842)	$294,182

Net loss applicable to GAIN Capital Holdings, Inc.	—	—	—	—	(11,195)	—	(11,195)
Exercise of options	88,427	—	—	356	—	—	356
Conversion of restricted stock into common stock	572,060	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	103,042	—	—	642	—	—	642
Purchase of treasury stock	(3,776,283)	—	(25,778)	—	—	—	(25,778)
Shares withheld for net settlements of share-based awards	(55,190)	—	(382)	—	—	—	(382)
Share-based compensation	—	—	—	5,093	—	—	5,093
Recognition of debt discount on convertible notes	—	—	—	18,399	—	—	18,399
Tax effect of debt discount on convertible notes	—	—	—	(7,037)	—	—	(7,037)
Repurchase of convertible notes	—	—	—	(186)	—	—	(186)
Adjustment to the redemption value of put options related to non-controlling interests	—	—	—	—	1,656	—	1,656
Dividends declared	—	—	—	—	(11,174)	—	(11,174)
Foreign currency translation adjustment	—	—	—	—	—	21,172	21,172
BALANCE—December 31, 2017	45,152,299	$—	$(56,927)	$235,659	$122,686	$(15,670)	$285,748

Net income applicable to GAIN Capital Holdings, Inc.	—	—	—	—	92,889	—	92,889

Exercise of options	169,695	—	—	1,004	—	—	1,004
Conversion of restricted stock into common stock	651,503	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	74,204	—	—	515	—	—	515
Purchase of treasury stock	(8,216,611)	—	(63,514)	—	—	—	(63,514)
Shares withheld for net settlements of share-based awards	(9,404)	—	(75)	—	—	—	(75)
Share-based compensation	—	—	—	6,038	—	—	6,038
Adjustment to the redemption value of put options related to non-controlling interests	—	—	—	—	(816)	—	(816)
Dividends declared	—	—	—	—	(10,276)	—	(10,276)
Foreign currency translation adjustment	—	—	—	—	—	(13,740)	(13,740)
BALANCE—December 31, 2018	37,821,686	$—	$(120,516)	$243,216	$204,483	$(29,410)	$297,773
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$93,626	$(10,575)	$37,412
Adjustments to reconcile net income/(loss) to cash (used in)/provided by operating activities
Loss/(gain) on foreign currency exchange rates	2,362	(719)	1,692
Depreciation and amortization	35,107	34,017	28,921
Non-cash integration costs	—	—	366
Deferred tax benefit	(2,815)	(2,630)	(3,481)
Amortization of deferred financing costs	648	495	442
Bad debt provision/(recovery)	2,508	(247)	4,154
Convertible senior notes discount amortization	5,590	4,917	4,311
Share-based compensation	6,038	5,093	4,151
Loss/(gain) on extinguishment of debt	—	4,944	(89)
Equity in net loss of affiliate	—	343	62
Loss on disposal of fixed assets	1,332	—	—
Gain on sale of GTX	(69,292)	—	—
Interest earned on investments	(930)	—	—
Impairment of cost basis investment	—	620	—
Changes in operating assets and liabilities:
Securities held for customers	(103,781)	—	—
Receivables from brokers	(8,411)	(17,549)	58,360
Payables to brokers	(972)	2,789	—
Other assets	6,267	5,872	(13,079)
Payables to customers	(109,957)	(5,352)	77,216
Accrued compensation and benefits	(1,117)	(3,942)	2,045
Accrued expenses and other liabilities	7,548	(10,059)	(6,703)
Income tax payable	6,975	(2,238)	6,275
Net cash (used in)/provided by operating activities	(129,274)	5,779	202,055
Cash (used in)/provided by operating activities - continuing operations	(147,884)	18,595	192,411
Cash provided by/(used in) operating activities - discontinued operations	18,610	(12,816)	9,644
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,745)	(20,930)	(23,883)
Purchase of partial interest of GAA/TT	(2,906)	—	(7,444)
Proceeds from sale of GTX	96,519	—	—
Acquisition of FXCM assets	—	(7,184)	—
Net cash provided by/(used in) investing activities	78,868	(28,114)	(31,327)
Cash (used in) investing activities - continuing operations	(16,806)	(27,187)	(30,069)
Cash provided by/(used in) investing activities - discontinued operations	95,674	(927)	(1,258)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,004	356	706
Proceeds from employee stock purchase plan	515	642	611
Purchase of treasury stock	(63,589)	(26,160)	(8,959)
Dividend payments	(10,276)	(11,174)	(10,192)
Distributions to non-controlling interest holders	(634)	(1,147)	(1,605)

Convertible note issuance, net of commissions	—	89,010	—
Maturity and repurchase of convertible notes	(6,350)	(73,057)	(1,736)
Net cash used in financing activities	$(79,330)	$(21,530)	$(21,175)
Effect of exchange rate changes on cash and cash equivalents	(42,164)	52,153	(61,834)
NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(171,900)	8,288	87,719
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of year	$1,188,516	$1,180,228	$1,092,509
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of year	$1,016,616	$1,188,516	$1,180,228
Cash and cash equivalents	278,850	$209,688	234,760
Cash and cash equivalents held for customers (see note 2)	737,766	$978,828	945,468
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of year	1,016,616	$1,188,516	1,180,228
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$9,111	$5,660	$6,251
Income taxes	$8,648	$4,512	$8,438
Non-cash financing activities:
Deferred taxes related to convertible senior notes issued	$—	$(7,037)	$—
Adjustment to the redemption value of put options related to non-controlling interests	$(816)	$1,656	$(2,715)
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

The Company is a global provider of trading services and solutions, specializing in over-the-counter, or OTC, and exchange-traded markets. The Company operates its business in two segments. Through its retail segment, the Company provides its retail customers around the world with access to a diverse range of global financial markets, including spot forex, precious metals, spread bets and contracts for difference, or CFDs, on currencies, commodities, indices, individual equities, cryptocurrencies, bonds and interest rate products, as well as OTC options. The Company’s futures segment offers execution and risk management services for exchange-traded products on major U.S. and European exchanges, including Bitcoin. For more information about the Company’s segments, please refer to Note 23.

Group, LLC is a Retail Foreign Exchange Dealer (“RFED”) and a Futures Commission Merchant (“FCM”) registered with the Commodity Futures Trading Commission (the “CFTC”). As such, it is subject to the regulations of the CFTC, an agency of the U.S. government, and the rules of the National Futures Association (“NFA”), an industry self-regulatory organization.

GAIN Capital UK Limited (“GCUK") is registered in the United Kingdom (“U.K.”) and regulated by the Financial Conduct Authority (“FCA”) as a full scope €730k IFPRU Investment Firm.

In December 2016, the Company acquired additional ownership interests in each of Global Asset Advisors, LLC (“GAA”) and Top Third Ag Marketing, LLC (“Top Third”), increasing its ownership percentage of each company to 79%. In September 2018, the Company acquired the remaining ownership interest in GAA for approximately $2.9 million.

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”).

Sale of GTX ECN Business
On June 29, 2018, the Company completed the sale of the GTX ECN business, which previously comprised the Company's institutional segment, to Deutsche Börse Group via its FX unit, 360T, for a total purchase price of $100 million less a working capital adjustment which amounted to a $0.2 million reduction in the purchase price. The Company determined that the institutional segment met the discontinued operations criteria set forth in Accounting Standards Codification (“ASC”) Subtopic 205-20-45, Presentation of Financial Statements, in the quarter ended June 30, 2018. As such, the institutional segment results have been classified as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Income. For more information relating to the discontinued operations of the Company's GTX ECN business, please see Note 3.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other subsidiaries in which the Company holds a controlling financial interest. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the consolidated financial statements, and it is possible that such changes could occur in the near term.
Revenue Recognition
Revenue is recognized in accordance with revenue recognition guidance set forth in ASC 606, Revenues from Contracts with Customers. The Company primarily generates revenue through market making and by providing trading execution services for its clients. The Company categorizes revenue as Retail revenue, Futures revenue, Other revenue and Net interest revenue.

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

Other revenue primarily comprises account management and transaction fees, inactivity, training fees charged to customer accounts, and receipt of class action settlements, as well as foreign currency transaction gains and losses.

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
Cash and securities held for customers
Cash and securities held for customers represents cash, and highly liquid assets held to fund customer liabilities in connection with trading positions and customers' cash balances. Included in this balance are funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company records a corresponding liability in connection with this amount in Payables to customers on the Consolidated Balance Sheet. As of December 31, 2018, $104.7 million of total cash and securities held for customers are invested in U.S. government and agency securities. Such securities are carried at fair value, with unrealized and realized gains and losses included in interest revenue in the Consolidated Statement of Operations and Comprehensive Income. In addition, the Company holds certain customer funds in segregated or secured broker accounts. Legally segregated balances are not available for general use, in accordance with certain jurisdictional regulatory requirements.

The table below further breaks out the Cash and securities held for customers on the Consolidated Balance Sheet as of December 31, 2018:

	Twelve Months Ended December 31,
	2018	2017	2016
Cash and cash equivalents held for customers	$737,766	$978,828	$945,468

Marketable securities held for customers	104,712	—	—
Cash and securities held for customers	$842,478	$978,828	$945,468

Receivables from Brokers
Receivables from brokers include funds that the Company has posted with brokers as collateral required by agreements for holding hedging positions. Also, Receivables from brokers contains funds required to collateralize customer futures trading. These amounts are reflected as Receivables from brokers on the Consolidated Balance Sheets and include gains or losses realized on settled contracts, as well as unrealized gains or losses on open positions.
Fair Value Measurements
Certain financial assets and liabilities are measured at fair value in accordance with applicable accounting guidance, as discussed in Note 5 Fair Value Information.

Other financial assets and liabilities are not measured at fair value on a recurring basis but nevertheless approximate fair value due to their short term maturities. Such financial assets and liabilities include: Receivables from brokers; Convertible senior notes; certain other assets; Payables to customers; Payables to brokers; and Accrued expenses and other liabilities.

The above referenced receivables and payables include open trading positions which are held at fair value which change in value as the price of the underlying product changes. The prices approximate the amounts at which the Company can settle the positions at the balance sheet date.
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
The Company also has credit risk related to receivables from brokers included in Receivables from brokers and Cash and cash equivalents. As of December 31, 2018 and 2017, 34% and 41%, respectively, of the Company’s brokers receivables included in the Consolidated Balance Sheets were from one large, global financial institution.
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
The Company accounts for costs incurred to develop its trading platforms and related software in accordance with ASC 350-40, Internal-Use Software. ASC 350-40 requires that such technology be capitalized in the application development stages. Costs related to training, administration and non-value-added maintenance are charged to expense as incurred. Capitalized software development costs are being amortized over the useful life of the software, which the Company has estimated at three years.

In accordance with ASC 360-10, Property, Plant and Equipment, the Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such an asset (or asset group) are less than the carrying value. In that event, a loss is recognized in the amount by which the carrying value exceeds the fair market value of the long-lived asset. This standard applies to assets held for use and not to assets held for sale. The Company has no assets held for sale. The Company has identified no such impairment indicators as of December 31, 2018 or December 31, 2017.
 Foreign Currencies
Items included in the consolidated financial statements of each of the Company’s subsidiaries are measured using the currency of the primary economic environment in which the subsidiaries operate (the functional currency). The Company has determined that it’s functional currency is U.S. dollars (USD). The Company’s Accumulated other comprehensive income/(loss) consists of foreign currency translation adjustments from subsidiaries not using the USD as their functional currency.

Foreign currency transactions are remeasured into functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement of monetary assets and liabilities denominated in foreign currencies at period end exchange rates are recognized in Other revenue on the Consolidated Statements of Operations and Comprehensive Income. The Company recorded a foreign exchange loss of $2.4 million, gain of $0.7 million, and loss of $1.7 million, for the years ended December 31, 2018, 2017, and 2016, respectively.
Intangible Assets
GAAP addressing intangible assets requires purchased intangible assets other than goodwill to be amortized over their estimated useful lives unless their lives are determined to be indefinite. If indefinite-lived assets are determined to have a finite life in the future, the Company will amortize the carrying value over the remaining estimated useful life at that time.
The Company analyzes its business, legal and regulatory environment at least annually and on an interim basis when conditions indicate impairment may have occurred to determine whether its indefinite-lived intangible assets are likely to be impaired. This qualitative assessment indicated that it is more likely than not that the Company’s indefinite lived intangible assets are not impaired. Please refer to Note 9 for additional information.
Goodwill
The Company recognized goodwill as a result of the acquisitions of certain subsidiaries. Goodwill represents the excess of the cost over the fair market value of net assets acquired. In accordance with relevant GAAP, the Company tests goodwill for impairment on an annual basis during the fourth quarter and on an interim basis when conditions indicate impairment may have occurred (please refer to Note 9). In performing these assessments, management relies on and considers a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable market transactions (to the extent available), other market data and the Company’s overall market capitalization. There are inherent uncertainties related to these factors which require judgment in applying them to the analysis of goodwill and intangible assets for impairment.

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

For the year ended December 31, 2018, the Company performed a qualitative analysis for each of its reporting units to determine whether it was more likely than not that the fair value was less than the carrying value. As a result of this assessment, the Company determined that it was not necessary to perform a quantitative impairment test and concluded that goodwill assigned to each reporting unit was not impaired at December 31, 2018.
Derivatives
Forex, metals, and CFDs allow for exchanging the difference in value of a particular asset such as a stock index, energy product, or gold contracts, between the time at which a contract is opened and the time at which it is closed. The Company’s retail customer open positions and positions held with liquidity providers are considered derivatives under the accounting guidance in ASC 815, Derivatives and Hedging. Therefore, they are accounted for at fair value, and included in Receivables from brokers, Payables to customers, and Payables to brokers in the Consolidated Balance Sheets. The Company did not designate any of its derivatives as hedging instruments. Net gains and losses with respect to derivative instruments are reflected in Retail Revenue in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Allowance for Doubtful Accounts
The Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific customer account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Changes in estimates are recognized in current year earnings. The customer receivables, net of allowance for doubtful accounts, are included in Other assets on the Consolidated Balance Sheets. The related expense is recorded in Bad debt provision on the Consolidated Statements of Operations and Comprehensive Income.
Payables to Customers
Payables to customers, included on the Consolidated Balance Sheets, include amounts due on cash and margin transactions. These transactions include deposits, commissions and realized gains or losses arising from settled trades. The payables balance also reflects unrealized gains or losses arising from open positions in customer accounts. The Company engages in white label arrangements with other regulated financial institutions. The payables balance includes amounts deposited by these financial institutions in order for the Company to act as a clearing broker.
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

Trading Expenses

Trading expenses consist of exchange fees paid to stock exchanges and other third-parties for exchange market data that the Company provides to its customers or uses to create its own derived data products, as well as fees for news services and clearing fees paid to prime brokers in connection with its futures business. These costs are expensed as incurred.
Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized. Contingent income tax liabilities are recorded when the criteria for loss recognition have been met. An uncertain tax position is recognized based on the determination of whether or not a tax position is more likely than not to be sustained upon examination based upon the technical merits of the position. If this recognition threshold is met, the tax benefit is then measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of December 31, 2017, the Company asserts that the earnings of its foreign subsidiaries will be permanently reinvested in the working capital and other business needs of the subsidiaries to the extent that repatriation of these earnings would trigger additional capital gains tax and/or foreign withholding taxes. There were no changes to this assertion in 2018. As such, amounts that can be brought back without triggering capital gains and/or foreign withholding taxes will not be considered permanently reinvested. Based on our analysis, we do not believe that the potential impact of the unrecognized deferred tax liability associated with the repatriation of such earnings would be material to the financial statements.
Share Based Compensation
Share-based compensation expense requires measurement of compensation cost for share-based awards at fair value and recognition of compensation cost over the vesting period, net of estimated forfeitures. For awards with service and performance conditions, the Company recognizes compensation cost on a straight-line basis over the requisite service period.

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

The risk-free interest rate used in the Black-Scholes option-pricing model is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on historical experience of employee exercise behavior. Expected volatility is based on historical volatility, implied volatility, price observations taken at regular intervals and other factors deemed appropriate. Expected dividend is based upon the current dividend rate. There were no stock options granted in 2018.

The fair value of restricted stock unit awards is based on the fair value of the Company’s common stock on the grant date.
Treasury Shares
In accordance with ASC 505-30, Equity - Treasury Stock, the Company treats the cost of acquired shares purchased as a deduction from shareholders’ equity and as a reduction of the total shares outstanding when calculating earnings per share.
Earnings Per Common Share
Basic earnings per common share is calculated using the weighted average common shares outstanding during the year. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be anti-dilutive. Please refer to Note 17 for discussion of the impact of the Company’s convertible notes and non-controlling interests on EPS.
Recent Accounting Pronouncements Recently Adopted
In January 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017-04, “Intangibles-Goodwill and
Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (Step 2) from the goodwill impairment test. Instead, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The guidance will be effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted after January 1, 2017. The Company has adopted this ASU as of January 1, 2018, which did not impact the results of operations or financial condition.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash,” which requires that companies present cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents (restricted cash) when reconciling beginning-of-period and end-of-period totals on the Statement of Cash Flows. The Company has retrospectively adopted this
ASU as of January 1, 2018 and includes cash and cash equivalents held for customers as restricted cash. As a result, Net cash provided by operating activities on the Statement of Cash Flows increased by $77.2 million and decreased by $5.4 million for the twelve months ended December 31, 2016 and 2017, respectively.

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
On January 1, 2018, the Company adopted this guidance, which did not have a material impact on the Company’s financial statements. A substantial portion of revenue falls within the scope of ASC Topic 825, Financial Instruments, which is excluded from the scope of the new guidance. The Company adopted ASU No. 2014-09 using the modified retrospective approach. See Note 4 Revenue Recognition for additional disclosure.
Recent Accounting Pronouncements Not Yet Adopted
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

The accounting standard update originally required the use of a modified retrospective approach reflecting the application of the standard to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with the option to elect certain practical expedients. A subsequent amendment to the standard provides an additional and optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (ASC Topic 840) if the optional transition method is elected. While we are still evaluating the method of adoption, we currently anticipate adopting the standard using the optional transition method with no restatement of comparative periods and a cumulative effect adjustment recognized as of the date of adoption.

We expect that this standard will not have a material effect on our financial statements due to the recognition of new Right of Use (ROU) assets and lease liabilities on our consolidated balance sheet for real estate and equipment operating leases. As part of our implementation process, we have assessed our lease arrangements and evaluated practical expedient and accounting policy elections to meet the reporting requirements of this standard. We are also currently evaluating the changes in controls and processes that are necessary to implement the new standard, but do not expect material changes. We expect to elect all of the standard’s available practical expedients on adoption. Consequently, on adoption, we expect to recognize additional operating liabilities ranging from $14.0 million to $16.0 million, with corresponding ROU assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The majority of our leases are for office space.

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

The Company recorded a gain of $69.3 million on the sale of the GTX business.

The Company determined that the sale of the GTX business qualifies as a discontinued operation under the criteria set forth in ASC 205-20-45, Presentation of Financial Statements and the Company does not have any significant continuing involvement in these operations.

The results of operations from the discontinued segment for the twelve months ended December 31, 2018 are as follows (in thousands):

	Twelve Months Ended December 31,
	2018	2017
REVENUE:
Institutional revenue	$16,379	$30,136
Other revenue/(loss)	(2)	—
Total non-interest revenue	16,377	30,136
Interest revenue	103	250
Total net interest revenue	103	250
Net revenue	$16,480	$30,386
EXPENSES:
Employee compensation and benefits	$5,973	$12,532
Trading expenses	5,439	9,635

Other expenses	3,955	5,785
Total operating expense	15,367	27,952
OPERATING PROFIT	1,113	2,434
Gain on sale of discontinued operations	69,292	—
INCOME BEFORE INCOME TAX EXPENSE/(BENEFIT)	70,405	2,434
Income tax expense/(benefit)	4,756	(1,844)
NET INCOME FROM DISCONTINUED OPERATIONS	$65,649	$4,278

Since the sale of the GTX ECN business closed on June 29, 2018, there were no assets held for sale as of December 31, 2018. As of December 31, 2017, total assets of $28.5 million and total liabilities of $3.8 million were related to the discontinued segment.

4 . REVENUE RECOGNITION

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which is part of ASC Topic 606. It defines how companies report revenues from contracts with customers and also requires certain enhanced disclosures. The standard’s provisions and related amendments are effective for annual reporting periods beginning after December 15, 2017. On January 1, 2018, the Company adopted this guidance, which did not have a material impact on the Company’s financial statements. A substantial portion of the Company's retail revenue as well as interest revenue are within the scope of ASC Topic 825, “Financial Instruments”, which is excluded from the scope of ASC Topic 606. Additionally, the Company’s futures segment revenue was not materially impacted as the satisfaction of performance obligations under the new guidance is materially consistent with the Company’s previous revenue recognition policies. Accordingly, the adoption of the new standard did not result in a transition adjustment to opening retained earnings, and as a result, revenues for contracts with customers would not have been adjusted in prior periods and are not presented herein on an adjusted basis.

Similarly, the amended guidance did not have a material impact on the recognition of costs incurred to obtain new contracts. As a result of the adoption of the new guidance, the Company recorded a gross up of $1.0 million for the twelve months ended December 31, 2018 which impacted referral fee expense in the Company's discontinued operations. The Company adopted ASU No. 2014-09 using the modified retrospective approach.

Under ASC Topic 606, revenues are recognized when control of the promised goods or services is transferred to customers in exchange for an amount that reflects the consideration the Company expects to be entitled to in transferring those goods or services. The following is a description of the Company’s revenue recognition policies as they relate to revenue from contracts with customers.

Futures Revenue
Futures revenue consists primarily of commissions earned on futures and futures options trades. The Company executes trades on behalf of our futures customers, for which we earn commissions. The Company is not exposed to any market risk in connection with that activity. The Company’s futures revenue performance obligations also consist of trade execution and are satisfied on the trade date; accordingly, commission revenues are recorded on the trade date.

Disaggregation of Revenues
The following table presents the Company’s revenue from contracts with customers disaggregated by the services described above for the futures segment for the twelve months ended December 31, 2018:

Twelve Months Ended December 31, 2018
Futures
Direct Customers (1)	$14,549
Indirect Customers (2)	25,156
Other (3)	4,262
Total Segment Revenue	$43,967

(1)	Direct customers are all customers not classified as indirect

(2)	Indirect customers are referred to the Company by introducing brokers

(3)	Other revenue is mostly comprised of interest and fees

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

5. FAIR VALUE INFORMATION

GAAP defines fair value as the price that would be received in exchange for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three level hierarchy that ranks the quality and reliability of information used in developing fair value estimates for financial instruments. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument’s level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of fair value hierarchy are summarized below:

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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Cash and cash equivalents:
Money market accounts	$186,142	$—	$—	$186,142
Cash and securities held for customers:
US treasury bills: U.S. government and agency securities	104,712	—	—	104,712
Receivable from brokers:
Broker derivative contracts	—	(7,637)	—	(7,637)
Other assets:
Certificates of deposit	176	—	—	176
Other	128	—	—	128
Payables to customers:
Customer derivative contracts	—	144,440	$—	144,440
Payables to brokers:
Broker derivative contracts		1,457		1,457
Total	$291,158	$138,260	$—	$429,418

	Fair Value Measurements on a Recurring Basis as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Cash and cash equivalents:
Money market accounts	$219,286	$—	$—	$219,286
Cash and securities held for customers:
US treasury bills: U.S. government and agency securities	105,190	—	—	105,190
Receivable from brokers:
Broker derivative contracts	—	4,966	—	4,966
Other assets:
Certificates of deposit	175	—	—	175
Other	130	—	—	130
Payables to customers:
Customer derivative contracts	—	129,966	—	129,966
Payables to brokers:
Broker derivative contracts	—	(3,170)		(3,170)
Total	$324,781	$131,762	$—	$456,543

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the years ended December 31, 2018 and December 31, 2017, nor has there been any movement between levels during these respective periods.

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
Level 3 Financial Liabilities

The Company did not have any Level 3 Financial Assets or Liabilities on December 31, 2018 or December 31, 2017.
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
The carrying value of Convertible senior notes represents the notes’ principal amounts net of unamortized discount (please refer to Note 15). The Company assessed the notes’ fair value as determined by current Company-specific and risk free interest rates as of the balance sheet date.
The table below represents the financial assets and liabilities at their carrying value and fair value:

(amounts in thousands)	As of December 31, 2018		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$91,908	$91,908	$—	$91,908	$—
Financial Liabilities:
Payables to customers	$986,918	$986,918	$—	$986,918	$—
Payables to brokers	$3,092	$3,092	$—	$3,092	$—
Convertible senior notes	$132,109	$158,752	$—	$158,752	$—

	As of December 31, 2017		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$73,537	$73,537	$—	$73,537	$—
Payables to brokers	$381	$381	$—	$381	$—
Financial Liabilities:
Payables to customers	$1,108,794	$1,108,794	$—	$1,108,794	$—
Convertible senior notes	$132,221	$205,073	$—	$205,073	$—

6. DERIVATIVES

The Company’s contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from brokers, Payables to customers and Payables to brokers on the accompanying Consolidated Balance Sheets (amounts in thousands):

	December 31, 2018
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$100,158	$(20,382)	$79,776
CFD contracts	77,014	(21,220)	55,794
Metals contracts	6,438	(3,748)	2,690
Total	$183,610	$(45,350)	$138,260

	December 31, 2018

	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/(Liabilities:)
Receivables from brokers	$91,908	$(7,637)	$84,271
Payables to customers	$(986,918)	$144,440	$(842,478)
Payables to brokers	$(3,092)	$1,457	$(1,635)

	December 31, 2017
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$121,104	$(31,556)	$89,548
CFD contracts	102,659	(62,322)	40,337
Metals contracts	4,084	(2,207)	1,877
Total	$227,847	$(96,085)	$131,762

	December 31, 2017
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/(Liabilities):
Receivables from brokers	$73,537	$4,966	$78,503
Payables to customers	$(1,108,794)	$129,966	$(978,828)
Payables to brokers	$381	$(3,170)	$(2,789)
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

	December 31, 2018
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,780,488	3,238,781
CFD contracts	98,840	134,546
Metals contracts	489	188
Total	3,879,817	3,373,515

	December 31, 2017
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	2,075,789	4,148,056
CFD contracts	126,519	174,835
Metals contracts	414	217

Total	2,202,722	4,323,108

The Company did not designate any of its derivatives as hedging instruments. Net gains with respect to derivative instruments reflected in Retail Revenue in the accompanying Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2018 and 2017 were as follows (amounts in thousands):

	For the Years Ended December 31,
	2018	2017
Derivative Instruments:
Foreign currency exchange contracts	$165,477	$114,149
CFD contracts	112,640	101,663
Metals contracts	22,019	15,151
Total	$300,136	$230,963

7. RECEIVABLES FROM BROKERS

The Company has posted funds with brokers as collateral required by agreements for holding trading positions. These amounts are reflected as Receivables from brokers on the Consolidated Balance Sheets.
Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	December 31, 2018	December 31, 2017
Required collateral	$91,908	$73,537
Open foreign exchange positions	(7,637)	4,966
Total	$84,271	$78,503

8. PROPERTY AND EQUIPMENT
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	December 31, 2018	December 31, 2017
Software	$60,218	$57,047
Computer equipment	13,790	18,390
Leasehold improvements	10,814	11,068
Telephone equipment	646	643
Office equipment	1,948	2,110
Furniture and fixtures	3,294	3,592
Web site development costs	635	386
Gross property and equipment	91,345	93,236
Less: Accumulated depreciation and amortization	(60,766)	(52,494)
Property and equipment, net	$30,579	$40,742
Depreciation and amortization expense for property and equipment was $19.7 million, $17.0 million and $13.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.
The Company wrote off certain property and equipment that became obsolete for the year ended December 31, 2018. This resulted in an additional charge of $1.3 million for the year ended December 31, 2018. The additional charge was recorded in General and administrative expenses.
The Company retired $8.8 million of fully depreciated property and equipment for the year ended December 31, 2018.
9. INTANGIBLE ASSETS
The Company’s various intangible assets consisted of the following as of (amounts in thousands):

	December 31, 2018			December 31, 2017
Intangibles	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	$58,494	$(40,208)	$18,286	$60,420	$(31,698)	$28,722
Technology	49,430	(38,555)	10,875	72,204	(43,270)	28,934
Trademark	7,308	(4,637)	2,671	7,680	(3,730)	3,950
Total finite lived intangibles	$115,232	$(83,400)	$31,832	$140,304	$(78,698)	$61,606
Trademarks not subject to amortization(1)	363	—	363	363	—	363
Total intangibles assets	$115,595	$(83,400)	$32,195	$140,667	$(78,698)	$61,969
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

The Company had the following identifiable intangible assets and weighted average amortization periods as of December 31, 2018:

Intangible Asset	Amount (in thousands)	Weighted average amortization period
Customer list	$58,494	7.4
Technology	49,430	7.2
Trademark(1)	7,671	6.9
Total intangible assets	$115,595
(1) Trademarks with an indefinite life, as described above, comprise $0.4 million of the $7.7 million of trademarks.
Amortization expense for the purchased intangibles was $14.2 million, $14.0 million and $12.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Future annual estimated amortization expense is as follows (amounts in thousands):

Years Ended December 31,:
2019	$8,790
2020	6,984
2021	6,909
2022	3,849
2023	2,704
Thereafter	2,596
Total	$31,832
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
The Company operates under two reporting units, retail and futures. There were no additions or impairments to the carrying value of the Company’s goodwill during the year ended December 31, 2018.

For the year ended December 31, 2018, the Company performed a qualitative analysis to determine whether it was more likely than not that the fair value of its reporting units was less than their carrying value. As a result of this assessment, the Company determined that it was not necessary to perform a quantitative impairment test and concluded that goodwill assigned to each of its reporting units was not impaired at December 31, 2018.

As of December 31, 2018 and December 31, 2017, the Company had recorded goodwill of approximately $27.8 million and $33.0 million, respectively. The decrease of $5.2 million was primarily related to the discontinued operations of GTX.
The following represents the changes in the carrying amount of goodwill by segment for 2018 and 2017 (amounts in thousands):

	Retail	Institutional	Futures	Total
Carrying amount of goodwill as of December 31, 2017	$25,952	$4,650	$2,434	$33,036
Foreign currency translation adjustments	(517)	(34)	(49)	(600)
Discontinued operations	—	(4,616)	—	(4,616)
Carrying amount of goodwill as of December 31, 2018	$25,435	$—	$2,385	$27,820

10. OTHER ASSETS
Other assets consisted of the following as of (amounts in thousands):

	December 31, 2018	December 31, 2017
Vendor and security deposits	$6,964	$11,923
Income tax receivable	383	2,132
Deferred tax assets, net	13,217	10,698
GTX trade receivables	—	5,758
Customer debit positions	4,146	2,384
Allowance on customer debit positions	(4,126)	(1,959)
Prepaid assets	8,323	9,523
Miscellaneous receivables	7,111	4,872
Deferred commitment fees	337	550
Total other assets	$36,355	$45,881

The allowance for doubtful accounts consisted of the following (amounts in thousands):

Balance as of January 1, 2016	$(6,832)
Addition to provision	(4,154)
Amounts collected/written off	1,749
Balance as of December 31, 2016	$(9,237)
Addition to provision	247
Amounts collected/written off	7,031
Balance as of December 31, 2017	$(1,959)
Addition to provision	(2,508)
Amounts collected/written off	341
Balance as of December 31, 2018	$(4,126)

11. RELATED PARTY TRANSACTIONS
Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company. These accounts are recorded in Payables to customers on the Consolidated Balance Sheets. The aggregate amount of these funds was $0.4 million and $0.2 million at December 31, 2018 and December 31, 2017, respectively.

IPGL Limited, the majority selling shareholder in the acquisition of City Index, has a trading account with the Company which is recorded in Payables to customers on the Consolidated Balance Sheet. The aggregate amount of these funds was $11.7 million and $15.9 million at December 31, 2018 and December 31, 2017, respectively.

The net revenue generated by any individual related party was not deemed to be material in 2018.
12. RESTRUCTURING

The Company incurred $0.8 million, $0.0 million, and $1.0 million of restructuring expenses for the twelve months ended December 31, 2018, 2017, and 2016, respectively. These expenses reflected the cost of reducing global headcount following some strategic decisions in 2018 as well as the City Index acquisition in 2016 and are recorded in Restructuring expenses in the Consolidated Statements of Operations and Comprehensive Income. All restructuring liabilities have all been paid as of December 31, 2018.

13. NON-CONTROLLING INTERESTS

Non-controlling interests

In March 2014, the Company acquired controlling interests in GAA and Top Third. The Company purchased 55% of each entity, and the respective sellers maintained a 45% interest in each entity, subject to immediately exercisable call options for the Company to purchase the remaining interests, as well as put options for the sellers to sell their remaining interests in each entity to the Company that were to become exercisable in 2017. In December 2016, the Company acquired an additional 24% of each entity. In connection with the purchase of these additional interests, the Company and the respective sellers agreed that neither would exercise the call options or put options with respect to the remaining interests prior to December 31, 2017. In December 2017, the Company and the sellers of TT extended their agreement that neither would exercise the relevant call options or put options through December 31, 2018.

In February 2018, the minority owners of GAA notified the Company that they were exercising their put option with respect to their combined 21% ownership of GAA. In September 2018, the Company settled its purchase of the minority ownership interests in GAA for approximately $2.9 million. In December 2018, the minority owners of TT notified the Company that they were exercising their put option with respect to their combined 21% ownership of TT. The purchase of the ownership interests subject to the put option had not settled as of December 31, 2018. However, because of the issuance of the exercise notice, the related non-controlling interest in TT was reclassified to a liability. The purchase of the minority ownership interest closed on February 1, 2019 for approximately $2.4 million.

In accordance with ASC 480-10-S99-3A, Classification and Measurement of Redeemable Securities, non-controlling interests are classified outside of permanent equity as their redemption is not (i) mandatory, (ii) at fixed prices, and (iii) exclusively within the Company’s control.

Prior to December 31, 2018, the non-controlling interests were not classified as liabilities, because redemption was not mandatory or at fixed prices. They also were not classified as equity because their redemption is not exclusively in the Company’s control. Therefore, the non-controlling interests were held in temporary equity in the Consolidated Balance Sheets.

The table below reflects the non-controlling interests effects on the Company’s financial statements:

Redeemable non-controlling interests
December 31, 2016	$6,594
Adjustment to the redemption value of non-controlling interests	(1,656)
Net income attributable to non-controlling interests	620
Distributions to non-controlling interest holders	(1,147)
December 31, 2017	$4,411
Adjustment to the redemption value of non-controlling interests	816
Net income attributable to non-controlling interests	737
Distributions to non-controlling interest holders	(634)
Purchase of additional shares of non-controlling interest	(2,906)
Reclassification to liabilities	(2,424)

December 31, 2018	$—

14. REVOLVING CREDIT ARRANGEMENT

On August 3, 2017, the Company entered into a Credit Agreement, dated as of August 2, 2017, for a three year U.S. $50.0 million senior secured first lien revolving credit facility that matures in August 2020. Upon request of the Company, the credit facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. The credit facility contains covenants that are customary for an issuer with senior debt. The commitment fees of $0.5 million paid at establishment of the credit facility will be amortized over the life of the facility and was recorded to Other Assets. As of December 31, 2018, the Company was in compliance with the covenants for our credit facility.

As of December 31, 2018, there were no amounts outstanding under the revolving line of credit.

15. CONVERTIBLE SENIOR NOTES

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

Prior to the date that is six months immediately preceding the maturity date, the Convertible Notes will be convertible only upon the occurrence of specified events set forth in the Note Indenture. Thereafter, until the close of business on the business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time. The Company will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of Common Stock or a combination thereof, at its election. The conversion rate for the Convertible Notes will be equal to $1,000, divided by the initial conversion price, rounded to the nearest 1/10,000th share of Common Stock. The initial conversion price will be equal to 125% of the arithmetic average of the daily volume-weighted average price for the Common Stock over the 20 consecutive trading day period ending on, and including, the trading day immediately preceding the closing date; provided that the initial conversion price shall not exceed the greater of (i) $9.25 and (ii) the last reported sale price of the Common Stock on the Closing Date; and shall not be less than $7.20. As of December 31, 2018, the conversion ratio is 103.8488 shares of the Company’s common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $9.63 per share of common stock). The conversion rate and the corresponding conversion price will be subject to customary anti-dilution adjustments, as described in the Note Indenture, including, but not limited to, Common Stock splits, Common Stock combinations, issuances of Common Stock as a dividend on the Common Stock, issuances of options rights, warrants or other securities of the Company as a dividend on the Common Stock, payment by the Company of any cash dividend in excess of $0.05 per quarter per share of Common Stock, and above-market tender offers or exchange offers by the Company or its subsidiaries for the Common Stock. In addition, in certain circumstances, the Company may be required to increase the conversion rate for any Convertible Notes converted in connection with a make-whole fundamental change as defined in the Note Indenture.

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

Convertible Senior Notes due 2018

On November 27, 2013, the Company issued $80.0 million principal amount of 4.125% Convertible Senior Notes maturing on December 1, 2018. The Company received net proceeds of $77.9 million, after deducting the initial purchasers' discount. These Convertible Senior Notes pay interest semi-annually on June 1 and December 1 at a rate of 4.125% per year, which commenced on June 1, 2014. During the first quarter of 2016, the Company repurchased $1.9 million in principal amount of the convertible senior notes due in 2018, for an aggregate purchase price of $1.7 million. During the third quarter of 2017, the Company repurchased $71.8 million in principal amount of the convertible senior notes due in 2018, for an aggregate purchase price of $73.7 million with the proceeds from the issuance of Convertible Senior Notes due in 2022. As a result we recognized an extinguishment loss of $4.9 million. During the fourth quarter of 2018, the Company settled the remaining $6.4 million in outstanding notes at maturity.

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

As of December 31, 2018 and 2017, the Company’s common stock had not met the convertibility criteria noted in the offering memorandum. Therefore, the Convertible Senior Notes were not dilutive as of December 31, 2018 and 2017.

The balances of the liability and equity components as of December 31, 2018 and 2017 were as follows (amounts in thousands):

	December 31,	December 31,
	2018	2017
Liability component - principal	$152,000	$158,350
Deferred bond discount	(19,503)	(25,624)
Deferred financing cost	(388)	(505)
Liability component - net carrying value	$132,109	$132,221

Additional paid in capital	$39,405	$39,405
Discount attributable to equity	(826)	(826)
Equity component	$38,579	$38,579
Interest expense related to the Convertible Senior Notes, included in Interest expense on long term borrowings in the Consolidated Statements of Operations and Comprehensive Income, was as follows (amounts in thousands):

	For the Fiscal Year Ended December 31,
	2018	2017
Interest expense - stated coupon rate	$7,315	$6,535
Interest expense - amortization of deferred bond discount and costs	6,225	5,286
Total interest expense - convertible note	$13,540	$11,821

16. SHARE BASED PAYMENTS

Total share-based compensation expense recognized during 2018, 2017 and 2016 consisted of the following (amounts in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Employee compensation and benefits	$6,038	$5,093	$4,151

On September 30, 2015, the Company’s board of directors adopted the GAIN Capital Holdings, Inc. 2015 Omnibus Incentive Compensation Plan, (the "2015 Plan"), which became effective November 30, 2015.

The 2015 Plan replaced the GAIN Capital Holdings, Inc. 2010 Omnibus Incentive Compensation Plan, (the “2010 Plan”). The 2015 Plan has available 3.5 million shares for awards to employees, nonemployee directors, consultants, and advisors in the form of incentive stock options (“ISO”), nonqualified stock options (“NQSO"), restricted stock awards (“RSA”), time-based restricted stock units (“RSU”), performance-based restricted stock units (“PSU”), stock appreciation rights and other stock-based awards. The "evergreen" provision that allowed the Company to authorize additional shares to be issued under the 2010 plan was removed from the 2015 Plan. Accordingly, the maximum number of shares that can be issued will be fixed and cannot be increased in the future without shareholder approval.

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

Stock Options

The following table summarizes the stock option activity under all plans from January 1, 2018 through December 31, 2018 (in thousands, except per share amounts):

	Options Outstanding
			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Life (Years)	Intrinsic Value
Outstanding January 1, 2018	1,295	$6.25	2.65	$4,857
Granted	—	—	0.00
Exercised	(170)	5.91	0.61
Forfeited/Expired	(170)	7.67	0.15
Outstanding December 31, 2018	955	$6.05	2.32	$932
Vested and expected to vest options	950	$6.05	2.31	$932
Exercisable, December 31, 2018	802	$5.81	1.97	$932

Fair market value of common stock at exercise date	$1,352
Cost to exercise	1,004
Net value of stock options exercised	$348

The total intrinsic value of stock options exercised during 2018, 2017, and 2016, respectively, was $0.3 million, $0.3 million and $0.5 million. During 2018, the Company had 0.1 million stock options vest. The Company received $1.0 million, $0.4 million, and $0.7 million from stock option exercises in 2018, 2017, and 2016, respectively.

The Company made no stock option grants in 2018 or 2017 and granted 0.2 million options to employees in 2016. The weighted average grant-date fair value of stock options granted in the year ended December 31, 2016 was $2.18.

The Compensation Committee approved stock option grants with a fair market value estimated under a Black-Scholes option pricing valuation model using the following assumptions:

	For the Fiscal Year Ended December 31,
	2018	2017	2016
Valuation Assumptions
Risk-free rate	NA	NA	1.19%
Expected volatility	NA	NA	47.63%
Expected term (years)	NA	NA	4.75
Dividend yield	NA	NA	3.0%

The expected volatility was calculated on the basis of the volatility of the Company's common stock. The average risk free rate is based upon the risk free rate of the U.S. Treasury bond rate with a maturity commensurate with the expected term.

Restricted Stock Units and Restricted Stock Awards

The 2015 Plan provides for the issuance of RSUs that are convertible on a 1:1 basis into shares of the Company’s common stock. The Company maintains a restricted stock unit account for each grantee. RSU grants typically vest evenly over three or four years, with the relevant percentage vesting on each anniversary date of the grant. After the RSUs vest, the grantee shall receive payment in the form of cash, shares of the Company’s common stock, or a combination of the two, as determined by the Company. Payment of cash and issuance of shares shall be made upon the vesting date, upon a predetermined delivery date, upon a change in control of the Company, or upon the employee leaving the Company. The Company has historically settled these awards through the issuance of common stock to recipients and intends to continue to do so. RSUs are assigned the value of the Company’s common stock at date of grant issuance, and the grant date fair value is amortized over a three or four year period.

While the Company has historically issued RSUs with time-based vesting, in 2018, the Company also issued RSUs with performance-based vesting. The number of shares issuable upon vesting will be determined by the Company's performance relative to certain operating performance targets established by the Company. Vesting is contingent upon the recipient's continued service to the Company through the vesting period. A portion of these performance-based grants vest on the two year anniversary of the grant date, with the remainder vesting three years after the grant date. The Company recognized expense for these performance-based RSUs on the basis of the Company's best estimate of fair value as of December 31, 2018.

The Company granted 0.5 million time-based RSUs and 0.4 million performance-based RSUs in 2018. In 2017 and 2016, 1.0 million and 0.9 million time-based RSUs, respectively, were granted to employees and members of the Board of Directors.

A summary of the status of the Company’s non-vested shares of RSUs as of December 31, 2018 and changes during the year ended December 31, 2018 are presented below (in thousands, except per share amounts):

	Number	Weighted Average	Number	Weighted Average
	of Time	Grant Date	of Performance	Grant Date
Non-Vested Shares	Based RSUs	Fair Value	Based RSUs	Fair Value
Non-vested at January 1, 2018	1,725	$7.93	—	$—
Granted	494	7.83	420	7.91
Vested	(652)	8.05	—	—
Forfeited	(224)	7.84	—	—
Non-vested at December 31, 2018	1,343	$7.88	420	$7.91

The total grant-date fair value of time-based RSUs granted during the years ended December 31, 2018, December 31, 2017 and December 31, 2016 was $3.9 million, $7.9 million, and $6.2 million, respectively. The total grant fair value of performance-based RSUs granted during the year ended December 31, 2018 was $3.3 million.

As of December 31, 2018, there was $10.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2015 Plan. The cost is expected to be recognized over a weighted-average period of approximately two years.

Employee Stock Purchase Plan

The 2011 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors on November 22, 2010. The ESPP became effective on January 1, 2011. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the interim purchase date through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 500,000. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. For the year ended December 31, 2018 and December 31, 2017, 74,204 shares and 103,042 shares were issued under the ESPP, respectively. The discount on the ESPP of $0.1 million is recorded in Employee compensation and benefits in the Consolidated Statement of Operations and Comprehensive Income.

17. EARNINGS PER COMMON SHARE

Basic and diluted earnings/(loss) per common share are computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, unvested restricted stock units and unvested restricted stock awards. Approximately 0.4 million and 0.5 million stock options were excluded from the calculation of diluted earnings/(loss) per share for the years ended December 31, 2018 and 2017, respectively, as they were anti-dilutive.

Diluted earnings/(loss) per share excludes any shares of Company common stock potentially issuable under the Company’s convertible senior notes, which are discussed in Note 15. Based upon an assumed trading price of $10 for each share of the Company’s common stock, and if the relevant conditions under the indenture governing the 2020, and 2022 convertible senior notes were satisfied, there would be an additional 0.1 million, and 2.0 million dilutive shares as of December 31, 2018 for the 2020 and 2022 notes, respectively.
The following table sets forth the computation of earnings/(loss) per share (amounts in thousands except share and per share data):

	For the years ended December 31,
	2018	2017	2016
Net income/(loss) from continuing operations	$27,977	$(14,853)	$31,692
Less income attributable to non-controlling interests	737	620	2,140
Net income/(loss) from continuing operations	$27,240	$(15,473)	$29,552
Adjustment (1)	(816)	1,656	(2,715)
Net income/(loss) available to GAIN common shareholders from continuing operations	$26,424	$(13,817)	$26,837

Net income from discontinued operations	65,649	4,278	5,720

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	43,731,881	46,740,097	48,588,917
Effect of dilutive securities:
Stock options	250,726	245,259	163,223
RSUs/RSAs	206,717	35,746	33,534
Diluted weighted average common shares outstanding	44,189,324	46,740,097	48,785,674

Basic earnings/(loss) from continuing operations	$0.60	$(0.29)	$0.55
Basic earnings from discontinued operations	$1.50	$0.09	$0.12

Diluted earnings/(loss) from continuing operations	$0.60	$(0.29)	$0.55
Diluted earnings from discontinued operations	$1.49	$0.09	$0.12

(1)
During the years ending December 31, 2018, 2017 and 2016, the Company concluded that the carrying value of the Company’s redeemable non-controlling interests was less than their redemption value, requiring that an adjustment to the carrying value be recorded for purposes of calculating earnings per common share. The adjustment to increase or reduce the carrying value will, respectively, reduce or increase earnings per common share by reducing or increasing net income available to common shareholders.

18. LEGAL

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

In November 2018, we settled on an ongoing contractual dispute with a service provider relating to the historical deployment of software supporting one of our legacy trading platforms. Pursuant to the terms of the settlement, we agreed to make a one-time settlement payment of approximately $5.3 million in exchange for a full and final settlement of all claims.

19. COMMITMENTS AND CONTINGENCIES

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

Years Ended December 31,:
2019	$23,604
2020	10,374
2021	3,738
2022	3,480
2023	2,312
2024 and beyond	2,003
Total	$45,511

Rent expense, which is recorded on a straight-line basis, was $4.4 million, $2.6 million, and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

20. INCOME TAXES
The following table presents the U.S. and non-U.S. components of (loss)/income before income tax (benefit)/expense for the years ended December 31, 2018, 2017, and 2016 (amounts in thousands):

	For the Fiscal Year Ended
	December 31,
	2018	2017	2016
U.S.	$3,158	$(14,829)	$4,831
Non-U.S.	33,333	(4,692)	37,762
Total income/(loss) before tax expense/(benefit)	$36,491	$(19,521)	$42,593

Income tax (benefit)/expense consisted of (amounts in thousands):

	For the Fiscal Year Ended
	December 31,
	2018	2017	2016
Current
Federal	$2,102	$(4,254)	$3,979
State	1,253	275	139
U.K.	6,672	771	8,859
Japan	328	188	64
Australia	1,264	571	—
Other non-U.S.	90	36	569
Total current income tax expense/(benefit)	11,709	(2,413)	13,610
Deferred
Federal	(2,330)	(967)	337
State	(711)	(893)	(727)
U.K.	(599)	(1,558)	601
Singapore	548	412	(2,162)
Japan	70	175	(528)
Other non-U.S.	(173)	233	(618)
Change in valuation allowance	—	—	326
Total deferred tax benefit	(3,195)	(2,598)	(2,771)
Total income tax expense/(benefit)	$8,514	$(5,011)	$10,839

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Consolidated Balance Sheets.

Significant components of the Company’s deferred tax assets and liabilities were as follows (amounts in thousands):

	December 31,
	2018	2017
Deferred tax assets
Net operating losses	$6,832	$10,380
Share-based compensation	994	1,105
Intangible assets	4,291	1,538
Basis difference in property and equipment	4,262	4,002
Other	1,999	1,720
Total deferred tax assets	18,378	18,745
Valuation allowance	(904)	(1,062)
Total deferred tax assets after valuation allowance	17,474	17,683

Deferred tax liabilities
Unrealized trading losses	—	(1,384)
Discount on convertible note	(4,257)	(5,601)
Total deferred liabilities	(4,257)	(6,985)
Net deferred tax assets	$13,217	$10,698

The Company has $40.0 million in net operating loss (“NOL”) carry forwards as of December 31, 2018. As of December 31, 2018, the Company has NOL’s in the following jurisdictions: $27.0 million in the UK, $6.9 million in Singapore, $2.9 million in the Netherlands, $2.9 million in various US states, and $0.3 million in various minor jurisdictions. These NOLs begin to expire in 2020. The Company has a deferred tax asset of $6.8 million relating to these NOLs for which it has established a valuation allowance of $0.9 million. The net change in the valuation allowance is $0.2 million.

The following table reconciles the effective tax rate to the U.S. federal statutory income tax rate:

	2018	2017	2016
Federal income tax at statutory rate	21.00%	35.00%	35.00%
Increase/(decrease) in effective tax rate resulting from:
State income tax	1.17%	2.06%	(0.90)%
Foreign rate differential	0.07%	(60.93)%	14.67%
GILTI	10.75%	—%	—%
Impact of non-controlling interests	(0.42)%	1.11%	(1.76)%
162 (m)	1.32%	(0.74)%	0.37%
Uncertain tax positions	(0.64)%	23.58%	2.62%
Impairment of investment	—%	—%	9.28%
Non-taxable dividend	—%	54.65%	(35.67)%
U.K. bank tax	1.28%	—%	3.24%
Rate changes	—%	(9.41)%	(1.49)%
Toll tax inclusion	—%	(22.72)%	—%
Foreign tax credit	(9.22)%	9.00%	—%
True-ups and deferred tax adjustments	(2.00)%	(2.33)%	(2.59)%
Other permanent differences	0.02%	(3.60)%	2.68%
Effective Tax Rate	23.33%	25.67%	25.45%

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No.118 (“SAB 118”). SAB 118 allowed for the recording of a provisional estimate to reflect the income tax impact of the Tax Act and provides a measurement period of up to one year from the enactment date.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in the financial statements as of December 31, 2017. Specifically provisional amounts were recorded in respect of the provisions of the Tax Act that relate to mandatory deemed repatriation of untaxed foreign earnings, offset by current year losses and a foreign tax credit. In 2018, the Company completed its review of the Tax Act, taking into account guidance issued by the Internal Revenue Service (“IRS”) and made adjustments required to the provisional amount recorded as explained further below.

In 2018, the Company had a number of discrete tax items that impacted its effective tax rate:

•
In Q4 2018, the Company completed its income tax accounting for its US tax liability with respect to its untaxed foreign earnings, including the impact of foreign tax credits and state taxes, as a result of the Tax Cuts and Jobs Act, enacted on December 22, 2017, within the measurement period. As a result, the Company recorded a tax benefit of $1.3 million.

•
The Company has elected to treat the new Global Intangible Low Tax Income (“GILTI”) inclusion, resulting from the enactment of the Tax Cuts and Jobs Act, as a period cost. The Company recorded tax expense of $0.6 million as the impact of GILTI, net of applicable foreign tax credits.

•
The Company received a favorable ruling from the U.S. competent authority regarding a challenge to an IRS adjustment filed by the Company. As a result of the ruling, the Company increased its previously accrued benefit by an additional $0.2 million.

At December 31, 2018, the Company asserts that the earnings of its foreign subsidiaries will be permanently reinvested in the working capital and other business needs of the subsidiaries to the extent that repatriation of these earnings would trigger additional capital gains and/or foreign withholding taxes. As such, amounts that can be brought back without triggering capital gains and/or foreign withholding taxes will not be considered permanently reinvested. Based on our analysis, we do not believe that the potential impact of the unrecognized deferred tax liability associated with the repatriation of such earnings would be material to the financial statements.

At December 31, 2018, the Company did not have any uncertain tax positions.

The following table summarizes the activity to the gross unrecognized tax benefits from uncertain tax positions (amounts in thousands):

	As of December 31,
	2018	2017	2016
Beginning balance as of January 1	$—	$4,628	$11,801
Increases based on tax positions related to the current period	—	—	—
Decreases based on tax positions related to prior periods	—	(4,331)	(6,617)
Decreases related to settlements	—	(297)	(554)
Decreases related to a lapse of applicable statute of limitations	—	—	(2)
Ending balance as of December 31	$—	$—	$4,628

Included in the balance of unrecognized tax benefits as of December 31, 2018, December 31, 2017, and December 31, 2016 are $0.0 million, $0.0 million and $4.6 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. The Company’s open tax years range from 2015 through 2018 for its U.S. federal returns, from 2016 through 2018 for the U.K., from 2013 through 2018 for Japan, and from 2013 through 2018 for its major state jurisdictions. It is reasonably possible that the amount of liability for unrecognized tax benefits could change during the next 12 months due to open examinations. An estimate of the range of the possible change cannot be made until issues are further developed or examinations closed.

In addition to the total unrecognized tax benefits noted above, the Company recorded $0.0 million, $0.0 million, and $0.9 million of penalties and interest for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. These amounts are recorded in Income tax expense/(benefit) in the Consolidated Statements of Operations and Comprehensive Income and are part of the uncertain tax positions impact when reconciling the federal income tax rate to the Company’s effective tax rate.

21. RETIREMENT PLANS

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

The expense recorded to employee compensation and benefits on the Consolidated Statements of Operations and Comprehensive Income by the Company for its employees’ participation in the respective plans during the years ended December 31, 2018, 2017 and 2016 was $0.9 million, $0.7 million, and $0.8 million, respectively.

22. REGULATORY REQUIREMENTS

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of December 31, 2018 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$34.2	$53.9	$19.7	158%
GAIN Capital Securities, Inc.	0.1	0.4	0.3	400%
GAIN Capital U.K., Ltd.	56.2	194.3	138.1	346%
GAIN Capital Japan Co., Ltd.	1.2	10.8	9.6	900%
GAIN Capital Australia, Pty. Ltd.	0.7	6.2	5.5	886%
GAIN Capital-Forex.com Hong Kong, Ltd.	1.9	3.6	1.7	189%
GAIN Global Markets, Inc.	0.2	1.6	1.4	800%
GAIN Capital-Forex.com Canada, Ltd.	0.2	1.4	1.2	700%
GAIN Capital Singapore Pte., Ltd.	3.7	9.0	5.3	243%
Trade Facts, Ltd.	0.6	3.4	2.8	567%
Global Assets Advisors, LLC	0.0	2.7	2.7	100%
Total	$99.0	$287.3	$188.3	290%

23. SEGMENT INFORMATION
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

During the twelve months ended December 31, 2018, the Company completed its implementation of global support groups in the areas of finance, legal, human resources, and treasury. These groups are now centrally managed and support all business functions. Therefore, all costs related to these groups previously recorded within the retail segment will now be classified in our corporate and other segment to better align the cost reporting with the support services. The change in segment reporting has no impact on the net profit or loss of the Company. To enable comparisons with prior period performance, historical segment information for the periods included in the tables below reflect this reporting change.

Retail Segment
Business in the retail segment is conducted primarily through the Company’s FOREX.com and City Index brands. The Company provides its retail customers around the world with access to over 15,000 global financial markets, including spot forex, precious metals and CFDs on commodities, indices, individual equities, cryptocurrencies, bonds and interest rate products, as well as OTC options on forex. In the United Kingdom, the Company also offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment to residents of that country.

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

Selected financial information by segment is presented in the following tables (amounts in thousands):

Retail
Year Ended December 31,

	2018	2017	2016
Net revenue	$310,984	$237,420	$336,354

Employee compensation and benefits	55,447	52,297	52,640
Selling and marketing	35,378	29,931	27,666
Referral fees	26,899	39,711	55,080
Other operating expenses	72,747	57,951	69,859
Segment profit	$120,513	$57,530	$131,109

	Futures
	Year Ended December 31,
	2018	2017	2016
Net revenue	$43,967	40,290	48,084

Employee compensation and benefits	9,868	9,387	11,967
Selling and marketing	811	786	972
Referral fees	13,127	13,960	15,672
Other operating expenses	13,989	12,932	14,769
Segment profit	$6,172	$3,225	$4,704

	Corporate and Other
	Year Ended December 31,
	2018	2017	2016
Other revenue	$(2,392)	$528	$(1,688)

Employee compensation and benefits	23,756	21,002	26,010
Selling and marketing	271	398	4
Other operating expenses	13,770	10,181	15,988
Loss	$(40,189)	$(31,053)	$(43,690)

Reconciliation of operating segment profit to (loss)/income before income tax (benefit)/expense

	For the Fiscal Year Ended December 31,
	2018	2017	2016
Retail segment	$120,513	$57,530	$131,109
Futures segment	6,172	3,225	4,704
Corporate and other	(40,189)	(31,053)	(43,690)
SEGMENT PROFIT	86,496	29,702	92,123
Depreciation and amortization	19,654	17,045	13,203
Purchased intangible amortization	14,171	13,966	12,872
Restructuring expenses	762	—	1,041
Integration expenses	—	—	2,788
Impairment of investment	(130)	620	—
Legal settlement	5,306	—	9,205
Class action settlement	(5,398)	—	—
Dutch auction fees	768	—	—
PP&E write-off	1,332	—	—
Other corporate expenses	—	827	—
OPERATING PROFIT/(LOSS)	50,031	(2,756)	53,014
Interest expense on long term borrowings	13,540	11,821	10,421
Loss on extinguishment of debt	—	4,944	—
INCOME/(LOSS) BEFORE INCOME TAX (BENEFIT)/EXPENSE	$36,491	$(19,521)	$42,593

Net revenue by geographic area for the years ended December 31, 2018, 2017 and 2016 is as follows (amounts in thousands):

	2018	2017	2016
Net Revenue(1):
North America(2)	$164,040	$115,547	$114,713
Europe(3)	129,807	154,028	264,879
Other	64,110	8,663	3,158
Total Net Revenue	$357,957	$278,238	$382,750

(1) - Net revenue is attributed to individual countries based on the jurisdiction of the formation of the reporting entity that records the transaction.
(2) - Includes U.S. net revenue of $143.6 million, $106.2 million, and $114.4 million for 2018, 2017, and 2016 respectively.
(3) - Includes U.K. net revenue of $129.7 million and $154.2 million, and $264.7 million for 2018, 2017, and 2016 respectively.

Long-lived assets by geographic area as of December 31, 2018 and 2017 are as follows (amounts in thousands):

	2018	2017
Long-lived assets(1):
North America(2)	$8,875	$8,848
Europe(3)	21,427	29,961
Other	277	1,933
Total long-lived assets	$30,579	$40,742
(1) - Long-lived assets are comprised of property and equipment, net. They exclude goodwill, other intangible assets and other assets, which are not attributable to any one geographic location.
(2) - Includes U.S. long-lived assets of $8.9 million and $8.8 million for 2018 and 2017, respectively.
(3) - Includes U.K. long-lived assets of $21.4 million and $30.0 million for 2018 and 2017, respectively.

24. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for 2018 and 2017 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the Year Ended December 31, 2018
Total non-interest revenue	$96,660	$81,750	$92,754	$76,152
Net revenue	$98,360	$84,185	$95,541	$79,870
Income/(loss) before income tax expense	$19,590	$6,569	$13,939	$(3,608)
Net income/(loss) from continuing operations	$15,398	$6,832	$9,969	$(739)
Income from discontinued operations	$863	$60,642	$2,344	$(1,681)
Net income/(loss)	$16,261	$67,474	$12,313	$(2,419)
Net income attributable to non-controlling interest	$175	$326	$137	$99
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$16,086	$67,148	$12,176	$(2,518)
Basic earnings/(loss) from continuing operations	$0.25	$0.13	$0.22	$(0.02)
Diluted earnings/(loss) from continuing operations	$0.25	$0.13	$0.22	$(0.02)

For the Year Ended December 31, 2017
Total non-interest revenue	$50,522	$89,466	$72,403	$61,151
Net revenue	$51,180	$90,591	$73,760	$62,707
Income/(loss) before income tax expense	$(24,349)	$15,090	$(2,943)	$(7,289)
Net income/(loss) from continuing operations	$(18,435)	$13,523	$(3,083)	$(6,827)
Income from discontinued operations	$(351)	$569	$728	$3,301
Net income/(loss)	$(18,786)	$14,092	$(2,355)	$(3,526)
Net income attributable to non-controlling interest	$85	$153	$225	$157
Net income/(loss) applicable to GAIN Capital Holdings, Inc.	$(18,871)	$13,939	$(2,580)	$(3,683)
Basic earnings/(loss) from continuing operations	$(0.39)	$0.30	$(0.06)	$(0.16)
Diluted earnings/(loss) from continuing operations	$(0.39)	$0.30	$(0.06)	$(0.16)

25. SUBSEQUENT EVENTS

In February 2019, the Company announced the payment of a $0.06 dividend per share of Common Stock payable on March 29, 2019 to stockholders of record on March 26, 2019.

Schedule I
GAIN CAPITAL HOLDINGS, INC.
(Parent Company Only)
Condensed Balance Sheets
(in thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS:
Cash and cash equivalents	$6,507	$138
Equity investments in subsidiaries	470,767	523,353
Receivables from affiliates	12,615	—
Income tax receivable	279	1,864
Deferred tax assets, net	7,632	4,969
Other assets	491	3,153
Total assets	$498,291	$533,477
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Accrued expenses and other liabilities	$7,182	$7,170
Payable to affiliates	61,227	108,338
Convertible senior notes	132,109	132,221
Total liabilities	200,518	247,729
Commitments and contingent liabilities (refer to Note 3)
Shareholders’ Equity
Common stock ($0.00001 par value; 120 million shares authorized, 54,507,742 shares issued and 37,821,686 shares outstanding as of December 31, 2018; 120 million shares authorized, 53,612,340 shares issued and 45,152,299 shares outstanding as of December 31, 2017)	—	—
Additional paid-in capital	243,216	235,659
Retained earnings	204,483	122,686
Accumulated other comprehensive loss	(29,410)	(15,670)
Treasury stock, at cost 16,686,056 shares at December 31, 2018 and 8,460,041 at December 31, 2017, respectively)	(120,516)	(56,927)
Total shareholders’ equity	297,773	285,748
Total liabilities and shareholders’ equity	$498,291	$533,477
The accompanying notes are an integral part of these condensed financial statements.

Schedule I
GAIN CAPITAL HOLDINGS, INC.
(Parent Company Only)
Condensed Statements of Operations and Comprehensive Income
(in thousands)

	Year Ended December 31,
	2018	2017	2016
REVENUE:
Dividends from subsidiaries	$146,416	$6,900	$—
Gain on legal settlements	5,398	—	—
Interest and other	556	30	64
Total revenue	$152,370	$6,930	$64
EXPENSES:
Interest expense	$491	$204	$39
Employee compensation and benefits	957	728	6,852
Legal settlement	5,260	2	9,205
General and administrative	6,156	4,905	6,413
Total operating expense	$12,864	$5,839	$22,509
Interest expense on long term borrowings	13,540	11,821	10,421
Loss on extinguishment of debt	—	4,944	—
Income from discontinued operations	2,589	—	—
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	$123,377	$(15,674)	$(32,866)
Income tax expense/(benefit)	5,067	(7,614)	2,603
NET INCOME/(LOSS) BEFORE UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	$118,310	$(8,060)	$(35,469)
Equity in (loss)/earnings of subsidiaries	(25,421)	(3,135)	70,741
NET INCOME/(LOSS)	92,889	(11,195)	35,272
Other comprehensive income/(loss):
Foreign currency translation adjustment	(13,740)	21,172	(30,977)
TOTAL COMPREHENSIVE INCOME	$79,149	$9,977	$4,295
The accompanying notes are an integral part of these condensed financial statements.

Schedule I
GAIN CAPITAL HOLDINGS, INC.
(Parent Company Only)
Condensed Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$92,889	$(11,195)	$35,272
Adjustments to reconcile net income/(loss) to cash provided by operating activities
Equity in loss/(earnings) of subsidiaries	25,421	3,135	(70,741)
Loss/(gain) on extinguishment of debt	—	4,944	(89)
(Gain)/loss on foreign currency exchange rates	(6)	(16)	21
Deferred tax benefit	(2,661)	(1,891)	(1,098)
Amortization of deferred financing costs	648	495	442
Non-Cash dividends (received)/paid	(52,166)	—	28
Share-based compensation	955	5,093	4,151
Convertible senior notes discount amortization	5,590	4,917	4,310
Changes in operating assets and liabilities:
Receivables from affiliates	(12,615)	—	2,442
Other assets	2,662	2,944	(5,861)
Income tax payable	1,583	(945)	13,121
Accrued compensation and benefits	—	(60)	(151)
Accrued expenses and other liabilities	12	(6,972)	(6,948)
Payable to affiliates	10,145	18,828	64,064
Cash provided by operating activities	72,457	19,277	38,963
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in and funding of subsidiaries	12,608	(2,106)	(16,513)
Cash provided by/(used in) investing activities	12,608	(2,106)	(16,513)
CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible note issuance, net of commissions	—	89,010	—
Maturity and repurchase of convertible notes	(6,350)	(73,057)	(1,735)
Proceeds from exercise of stock options	1,004	—	706
Proceeds from employee stock purchase plan	515	642	610
Purchase of treasury stock	(63,589)	(26,160)	(8,959)
Excess tax benefit from employee stock option exercises	—	356	49
Dividend payments	(10,276)	(11,174)	(10,222)
Cash used in financing activities	(78,696)	(20,383)	(19,551)
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	6,369	(3,212)	2,899
CASH AND CASH EQUIVALENTS — Beginning of year	138	3,350	451
CASH AND CASH EQUIVALENTS — End of year	$6,507	$138	$3,350
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid	$7,525	$5,012	$5,830
Tax refunds/(tax payments)	$6,150	$827	$(3,552)
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

The Company has several subsidiaries that are subjected to minimum net capital requirements as noted in Note 22 - Regulatory Requirements, in the accompanying consolidated financial statements. In accordance with SEC Rule § 210.12-04 Condensed financial information of registrant, the condensed financial information of the Parent Company is required to be presented when the restricted net assets of consolidated subsidiaries exceed 25 percent of the consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the Parent Company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party such as the primary regulators of the Company’s operating subsidiaries.

The Parent Company on a stand-alone basis, has accounted for majority-owned subsidiaries using the equity method of accounting.

2.    Transactions with Subsidiaries

The Parent Company has transactions with its subsidiaries determined on an agreed upon basis. Cash dividends from subsidiaries were $94.3 million, $6.9 million, and $0.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

3.    Commitments and Contingencies

For a discussion of commitments and contingencies, please refer to Note 19 to the Company’s consolidated financial statements.

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

4.5
Amendment No. 1 to the Rights Agreement, dated as of April 8, 2016, between GAIN Capital Holdings, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on April 11, 2016, No. 001-35008).

4.6
Indenture, dated as of November 27, 2013, between GAIN Capital Holdings, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2013, No. 001-35008).

4.7
Indenture, dated as of April 1, 2015, between GAIN Capital Holdings, Inc. and The Bank of New York Mellon (incorporated by reference to Exhibit 4.11 of the Registrant’s Registration Statement on Form S-3, as amended, No. 333-208175).

4.8
Indenture, dated as of August 22, 2017, between GAIN Capital Holdings, Inc. and The Bank of New York Mellon (incorporated by reference to exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed on August 23, 2017, No. 001-35008).

4.9	Form of 5.00% Convertible Senior Notes due 2022 (included in Exhibit 4.7).

10.1	2015 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on October 15, 2015, No. 001-35008).**

10.2	2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.3	Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2010, filed on March 30, 2011, No. 001-35008).**

10.4	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632). **

10.5	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632). **

10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632). **

10.7
Form of Restricted Stock Unit Agreement (CEO - Performance Vesting) (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed November 6, 2018, No. 001-35008).**

10.8
Form of Restricted Stock Unit Agreement (CEO - Time Vesting) (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed November 6, 2018, No. 001-35008).**

10.9
Form of Restricted Stock Unit Agreement (Executive - Performance Vesting) (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed November 6, 2018, No. 001-35008).**

10.10
Form of Restricted Stock Unit Agreement (Executive - Time Vesting) (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed November 6, 2018, No. 001-35008).**

10.11
Form of Restricted Stock Unit Agreement (Employee - Performance Vesting) (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed November 6, 2018, No. 001-35008).**

10.12
Form of Restricted Stock Unit Agreement (Employee - Time Vesting) (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed November 6, 2018, No. 001-35008).**

10.13
Form of Indemnification Agreement with the Company’s Non-Employee Directors (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.14†
FX Prime Brokerage Master Agreement, dated as of December 6, 2006, by and between GAIN Capital Group, LLC and The Royal Bank of Scotland, plc. (incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.15†
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

10.19	Form of ISDA Master Agreement, 1992 edition (incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.2	Form of Introducing Broker Agreement (incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.21	Form of Agreement for White Label Services (incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.22
Lease and Lease Agreement, dated August 18, 2009, by and between S/K Bed One Associates LLC and GAIN Capital Holdings, Inc. (incorporated by reference to Exhibit 10.37 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.23†
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

10.25	Form of ISDA Master Agreement, 2002 edition (incorporated by reference to Exhibit 10.49 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.26*	Executive Employment Agreement, dated October 22, 2018, by and between GAIN Capital Holdings, Inc. and Glenn Stevens.**

10.27*	Executive Employment Agreement, dated February 5, 2019, by and between GAIN Capital Holdings, Inc. and Samantha Roady.**

10.28*	Executive Employment Agreement, dated February 4, 2019, by and between GAIN Capital Holdings, Inc. and Diego Rotsztain .**

10.29
Service Agreement, dated as of March 9, 2011, by and between City Index Limited and Nigel Rose (incorporated by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 17, 2016, No. 001-35008).**

10.30
Executive Employment Agreement, dated November 7, 2017, by and between GAIN Capital UK Ltd. and Alastair Hine (incorporated by reference to Exhibit 10.45 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 14, 2018, No. 001-35008). **

10.31
Asset Purchase Agreement, dated as of October 5, 2010, by and among GAIN Capital Group, LLC, GAIN Capital-Forex.com U.K., and GAIN Capital Forex.com Japan, Co. Ltd., and Capital Market Services, LLC, Capital Market Services UK Ltd., Capital Market Services International - BM, Ltd., and CMS Japan K.K. (incorporated by reference to Exhibit 10.64 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

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

10.43
Asset Purchase Agreement, dated as of February 7, 2017, by and between GAIN Capital Group, LLC and Forex Capital Markets L.L.C. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 10, 2017, No. 001-35008)

10.44
Asset Purchase Agreement, dated as of May 29, 2018, between 360tGTX, Inc. and GAIN Capital Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 9, 2018, No. 001-35008)

10.45
Credit Facility, dated as of August 2, 2017, by and among GAIN Capital Holdings, Inc., Barclays Bank PLC, Sterling National Bank and the lenders set forth therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 8, 2017, No. 001-35008).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Compensation related contract.

†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

+
XBRL (Extensible Business Reporting Language) information is furnished and not filed, and is not a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March, 2019.

GAIN CAPITAL HOLDINGS, INC.
By:	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Glenn H. Stevens	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2019
Glenn H. Stevens

/s/ Nigel Rose	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2019
Nigel Rose

/s/ Joseph A. Schenk	Chairman of the Board of Directors	March 11, 2019
Joseph A. Schenk

/s/ Peter Quick	Director	March 11, 2019
Peter Quick

/s/ Christopher W. Calhoun	Director	March 11, 2019
Christopher W. Calhoun

/s/ Thomas Bevilacqua	Director	March 11, 2019
Thomas Bevilacqua

/s/ Christopher S. Sugden	Director	March 11, 2019
Christopher S. Sugden

	Director	March 11, 2019
Jason Granite

/s/ Alex Goor	Director	March 11, 2019
Alex Goor