Form 10-Q
period 2019-03-31
GAIN Capital Holdings, Inc.
filed 2019-05-10
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name on each exchange on which registered
Common Stock, $0.00001 par value per share	GCAP	New York Stock Exchange
As of May 6, 2019, the registrant had 36,891,933 shares of common stock, $0.00001 par value per share, outstanding.

GAIN CAPITAL HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data and par value)

	March 31, 2019	December 31, 2018
ASSETS:
Cash and cash equivalents	$218,019	$278,850
Cash and securities held for customers	869,688	842,478
Receivables from brokers	98,674	84,271
Property and equipment, net	29,926	30,579
Intangible assets, net	29,438	32,195
Goodwill	28,040	27,820
Other assets	50,492	36,355
Total assets	$1,324,277	$1,332,548

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers	$869,688	$842,478
Payables to brokers	—	1,635
Accrued compensation and benefits	3,291	11,227
Accrued expenses and other liabilities	46,930	41,562
Income tax payable	1,193	5,764
Convertible senior notes	133,680	132,109
Total liabilities	$1,054,782	$1,034,775
Commitments and contingent liabilities
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized, 54.7 million shares issued and 37.4 million shares outstanding as of March 31, 2019; 54.5 million shares issued and 37.8 million shares outstanding as of December 31, 2018)	$—	$—
Additional paid-in capital	244,901	243,216
Retained earnings	173,875	204,483
Accumulated other comprehensive loss	(24,564)	(29,410)
Treasury stock, at cost (17.3 million shares at March 31, 2019 and 16.7 million at December 31, 2018)	(124,717)	(120,516)
Total shareholders’ equity	269,495	297,773
Total liabilities and shareholders’ equity	$1,324,277	$1,332,548
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
REVENUE:
Retail revenue	$24,279	$84,120
Futures revenue	7,990	10,645
Other revenue	2,485	1,895
Total non-interest revenue	34,754	96,660
Interest revenue	4,294	2,074
Interest expense	613	374
Total net interest revenue	3,681	1,700
Net revenue	$38,435	$98,360

EXPENSES:
Employee compensation and benefits	$20,255	$24,338
Selling and marketing	10,224	5,971
Referral fees	7,098	11,431
Trading expenses	5,480	5,811
General and administrative	12,756	12,464
Depreciation and amortization	4,250	5,368
Purchased intangible amortization	3,329	3,668
Communications and technology	5,691	5,391
Bad debt provision	427	1,118
Impairment of investment	—	(130)
Total operating expense	$69,510	$75,430
OPERATING (LOSS)/PROFIT	(31,075)	22,930
Interest expense on long term borrowings	3,332	3,340
(LOSS)/INCOME BEFORE INCOME TAX	$(34,407)	$19,590
Income tax (benefit)/expense	(6,053)	7,676
Net (loss)/income from continuing operations	$(28,354)	$11,914
Income from discontinued operations	—	4,347
NET (LOSS)/INCOME	$(28,354)	$16,261
Less income attributable to non-controlling interest	—	175
NET (LOSS)/INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$(28,354)	$16,086

Other comprehensive income:
Foreign currency translation adjustment	4,846	9,474
COMPREHENSIVE (LOSS)/INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$(23,508)	$25,560
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(in thousands, except share and per share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Outstanding Shares	Amount
BALANCE—December 31, 2018	37,821,686	$—	$(120,516)	$243,216	$204,483	$(29,410)	$297,773
Net loss applicable to Gain Capital Holdings, Inc.	—	—	—	—	(28,354)	—	(28,354)
Conversion of restricted stock into common stock	182,443	—	—	—	—	—	—
Purchase of treasury stock	(632,796)	—	(4,201)	—	—	—	(4,201)
Share-based compensation	—	—	—	1,685	—	—	1,685
Dividends ($0.06 per share)	—	—	—	—	(2,254)	—	(2,254)
Foreign currency translation adjustment	—	—	—	—	—	4,846	4,846
BALANCE—March 31, 2019	37,371,333	$—	$(124,717)	$244,901	$173,875	$(24,564)	$269,495

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Outstanding Shares	Amount
BALANCE—December 31, 2017	45,152,299	$—	$(56,927)	$235,659	$122,686	$(15,670)	$285,748
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	16,086	—	16,086
Exercise of options	56,500	—	—	443	—	—	443
Conversion of restricted stock into common stock	275,314	—	—	—	—	—	—
Purchase of treasury stock	(580,064)	—	(4,187)	—	—	—	(4,187)
Shares withheld for net settlements of share-based awards	(2,424)	—	(18)	—	—	—	(18)
Share-based compensation	—	—	—	1,458	—	—	1,458
Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	(367)	—	(367)
Dividends ($0.06 per share)	—	—	—	—	(2,643)	—	(2,643)
Foreign currency translation adjustment	—	—	—	—	—	9,474	9,474
BALANCE—March 31, 2018	44,901,625	$—	$(61,132)	$237,560	$135,762	$(6,196)	$305,994
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(28,354)	$16,261
Adjustments to reconcile net (loss)/income to cash used in operating activities
Gain on foreign currency exchange rates	(964)	(1,325)
Depreciation and amortization	7,579	9,872
Deferred tax benefit	(6,695)	(1,607)
Amortization of deferred financing costs	149	163
Bad debt provision	427	1,118
Convertible senior notes discount amortization	1,422	1,350
Share-based compensation	1,685	1,458
Interest earned on investments	(629)	(37)
Amortization of right of use asset	524	—
Changes in operating assets and liabilities:
Receivables from brokers	(11,932)	7,304
Other assets	4,676	1,441
Payables to customers	17,826	(36,875)
Payables to brokers	(1,635)	(2,789)
Accrued compensation and benefits	(7,990)	(1,538)
Accrued expenses and other liabilities	(4,641)	(523)
Income tax payable	(4,025)	3,125
Long term securities	10,363	(24,751)
Lease liabilities	(705)	—
Net cash used in operating activities	(22,919)	(27,353)
Cash used in operating activities - continuing operations	(22,919)	(28,994)
Cash provided by operating activities - discontinued operations	—	1,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,126)	(3,938)
Purchase of minority interest	(2,422)	—
Net cash used in investing activities	(5,548)	(3,938)
Cash used in investing activities - continuing operations	(5,548)	(3,677)
Cash used in investing activities - discontinued operations	—	(261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	443
Purchase of treasury stock	(4,201)	(4,205)
Dividend payments	(2,254)	(2,643)
Distributions to non-controlling interest holders	—	(90)
Net cash used in financing activities	(6,455)	(6,495)
Effect of exchange rate changes on cash and cash equivalents	11,068	27,406
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(23,854)	(10,380)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	1,016,616	1,188,516
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$992,762	$1,178,136

Cash and cash equivalents	218,019	239,704
Cash and cash equivalents held for customers (see Note 1)	774,743	938,432
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$992,762	$1,178,136

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$2,856	$2,585
Income taxes	$5,507	$166
Non-cash financing activities:
Adjustment to redemption value of non-controlling interests	$—	$(367)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

GAIN CAPITAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
GAIN Capital Holdings, Inc. (together with its subsidiaries, the “Company”) is a global provider of trading services and solutions, specializing in over-the-counter ("OTC") and exchange-traded markets. The Company operates its business in two segments. Through its retail segment, the Company provides its retail customers around the world with access to a diverse range of global financial markets, including spot forex, precious metals, spread bets and contracts for difference ("CFDs") on currencies, commodities, indices, individual equities, cryptocurrencies, bonds and interest rate products, as well as OTC options. The Company’s futures segment offers execution and risk management services for exchange-traded products on major U.S. and European exchanges, including Bitcoin. For more information about the Company’s segments, please see Note 17.

Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements for the interim periods. The Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements, and, in accordance with SEC rules, omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2018, filed with the SEC on March 11, 2019. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the consolidated financial statements, and it is possible that such changes could occur in the near term.

Sale of GTX ECN Business
On June 29, 2018, the Company completed the sale of its GTX ECN business, which previously comprised the Company's institutional segment, to Deutsche Börse Group, via its FX unit, 360T, for a total purchase price of $100 million less a working capital adjustment which amounted to a $0.2 million reduction in the purchase price. During the quarter ended June 30, 2018, the Company determined that the institutional segment met the discontinued operations criteria set forth in Accounting Standards Codification ("ASC") Subtopic 205-20-45, Presentation of Financial Statements. As such, the institutional segment results have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income for the three months ended March 31, 2018. For more information relating to the discontinued operations of the Company's GTX ECN business, please see Note 4.

Cash and securities held for customers
Cash and securities held for customers represent cash and highly liquid assets held to fund customer liabilities in connection with trading positions and customers' cash balances. Included in this balance are funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company records a corresponding liability in connection with this amount in Payables to customers on the Condensed Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, $104.9 million and $104.7 million, respectively, of total Cash and securities held for customers were invested in U.S. government and agency securities, of which $94.9 million were long-term and $10.0 million were short-term as of March 31, 2019, and all of which were long-term as of December 31, 2018. For more information relating to Cash and securities held for customers, please see Note 6. Such securities are carried at fair value, with unrealized and realized gains and losses included in interest revenue in the Condensed Consolidated Statement of Operations and Comprehensive (Loss)/Income. In addition, the Company holds certain customer funds in segregated or secured broker accounts. Legally segregated balances are not available for general use, in accordance with certain jurisdictional regulatory requirements.

The table below further breaks out the Cash and securities held for customers on the Condensed Consolidated Balance Sheets:

	March 31,
	2019	2018
Cash and cash equivalents held for customers	$774,743	$938,432
Marketable securities held for customers	94,945	24,789
Cash and securities held for customers	$869,688	$963,221

Long term securities held for customers reclassification

To conform with current period presentation, Long term securities were reclassified in the Statement of Cash Flows for the three months ended March 31, 2018. An amount equal to $24.8 million that was previously a component of the ending Cash and cash equivalents reconciliation is now separately shown within the operating activities section in the Statement of Cash Flows.

Non-controlling interest
In December 2018, the minority owners of Top Third Ag Marketing, LLC ("TT") notified the Company that they were exercising their put option with respect to their combined 21% ownership of TT. The purchase of the minority ownership interest closed on February 1, 2019 for approximately $2.4 million.

Significant Accounting Policies - Leases
Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. The Company determines if an arrangement is, or contains, a lease at the inception date. Operating leases are included in right-of-use assets, with the related liabilities included in operating lease liabilities in the Condensed Consolidated Balance Sheet.

Operating lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses the estimated incremental borrowing rate in determining the present value of lease payments. Variable components of the lease payments such as fair market value adjustments, utilities, and maintenance costs are expensed as incurred and not included in determining the present value. The lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has lease agreements with lease and non-lease components which are accounted for as a single lease component. As an accounting policy election, the Company excludes short-term leases having initial terms of 12 months or less from the new guidance. Lease expense is recognized on a straight-line basis over the lease term. See Note 3 for additional information on leases.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

2. ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which amended the guidance on accounting for leases. The FASB issued this update to increase transparency and comparability among organizations. This update requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. The Company adopted the ASU effective January 1, 2019 using the additional (optional) approach, in accordance with ASU 2018-11 Leases (Topic 842): Targeted Improvements. The Company recorded a right of use asset and lease liability of $12.6 million and $14.9 million, in Other assets and Accrued expenses and other liabilities, respectively. There was no effect on opening retained earnings, and the Company continues to account for leases in the prior period financial statements under ASC Topic 840.

In adopting the new standard, the Company elected the package of practical expedients permitted under the adoption of the new standard, which allowed the Company to account for existing leases under their current classification, as well as omit any new costs classified as initial direct costs, under the new standard. This election kept the existing agreements as operating leases. The Company also elected the practical expedient allowing an accounting policy election by class of underlying asset, to account for separate lease and nonlease components as a single lease component. See Note 3 for additional information on leases.

3. LEASES

The Company leases office space under agreements classified as operating leases that expire on various dates through 2025. Most of the Company’s lease related assets and liabilities result from the lease of its corporate headquarters in New Jersey, which expires in 2025, and its London office space, which expires in 2023. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases.
At March 31, 2019, the Company had operating lease liabilities of $14.4 million and right of use assets of $12.2 million, which were included in Accrued expenses and other liabilities and Other assets, respectively, in the Condensed Consolidated Balance Sheet.
The following summarizes quantitative information about the Company’s operating leases (amounts in thousands, except lease term and discount rate):

Three months ended March 31, 2019
Lease cost
Operating lease cost	$796
Total lease cost	$796

Other information
Operating cash flows from operating leases	$866
Weighted-average remaining lease term - operating leases	3.2 years
Weighted-average discount rate - operating leases	7.5%

Maturities of the Company's operating leases, excluding short-term leases, are as follows (amounts in thousands):

For the nine months ending at December 31, 2019	$2,598
For the year ended December 31, 2020	3,370
For the year ended December 31, 2021	3,492
For the year ended December 31, 2022	3,223
For the year ended December 31, 2023	2,271
For the year ended December 31, 2024	1,215
Thereafter	1,114
Total	17,283
Less: imputed interest	(2,846)
Operating lease liabilities at March 31, 2019	$14,437
Total rent expense, which is recorded on a straight-line basis, was $1.5 million for the three months ended March 31, 2019.

4. DISCONTINUED OPERATIONS

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

There were no operations from the discontinued segment for the three months ended March 31, 2019 and there were no assets held for sale as of March 31, 2019. The results of operations from the discontinued segment for the three months ended March 31, 2018 are as follows (in thousands):

Three Months Ended March 31, 2018
REVENUE:
Institutional revenue	$8,455
Total non-interest revenue	8,455
Interest revenue	48
Total net interest revenue	48
Net revenue	$8,503

EXPENSES:
Employee compensation and benefits	$3,413
Trading expenses	2,657
Other expenses	2,064
Total operating expense	$8,134

OPERATING PROFIT	369
INCOME BEFORE INCOME TAX BENEFIT	369

Income tax benefit	(3,978)
NET INCOME FROM DISCONTINUED OPERATIONS	$4,347

5. REVENUE RECOGNITION

Futures Revenue

Futures revenue consists primarily of commissions earned on futures and futures options trades. The Company executes trades on behalf of its futures customers, for which the Company earns commissions. The Company is not exposed to any market risk in connection with that activity. The Company’s futures revenue performance obligations also consist of trade execution and are satisfied on the trade date; accordingly, commission revenues are recorded on the trade date.

Disaggregation of Revenues
The following table presents the Company’s revenue from contracts with customers disaggregated by customer and service type for the services described above, as it relates to the futures segment for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Futures
Direct Customers (1)	$2,556	$2,473
Indirect Customers (2)	5,434	7,029
Other (3)	1,420	1,989
Total Segment Revenue	$9,410	$11,491

(1)	Direct customers are all customers not classified as indirect

(2)	Indirect customers are referred to the Company by introducing brokers

(3)	Other revenue comprises interest and fees

Contract Assets and Contract Liabilities
The timing of revenue recognition may differ from the timing of payment. The Company records an accrual when revenue is recognized prior to payment and when the Company has an unconditional right to payment. The Company records a contract liability when payment is received, prior to the time at which the service obligation is satisfied.

6. FAIR VALUE INFORMATION

US GAAP defines fair value as the price that would be received in exchange for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three level hierarchy that ranks the quality and reliability of information used in developing fair value estimates for financial instruments. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument’s level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of fair value hierarchy are summarized below:

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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Cash and securities held for customers:
US treasury bills: U.S. government and agency securities - long term	$94,945	$—	$—	$94,945
US treasury bills: U.S. government and agency securities - short term	9,963	—	—	9,963
Receivable from brokers:
Broker derivative contracts	—	1,787	—	1,787
Other assets:
Certificates of deposit	177	—	—	177
Other	129	—	—	129
Payables to customers:
Customer derivative contracts	—	105,536	—	105,536
Total	$105,214	$107,323	$—	$212,537

	Fair Value Measurements on a Recurring Basis as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Cash and securities held for customers:
US treasury bills: U.S. government and agency securities - long term	$104,712	$—	$—	$104,712
Receivable from brokers:
Broker derivative contracts	—	(7,637)	—	(7,637)
Other assets:
Certificates of deposit	176	—	—	176
Other	128	—	—	128
Payables to customers:
Customer derivative contracts	—	144,440	—	144,440
Payables to brokers:
Broker derivative contracts	—	1,457	—	1,457
Total	$105,016	$138,260	$—	$243,276

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the three months ended March 31, 2019, nor has there been any movement between levels during the period.

Level 1 Financial Assets

The Company has U.S. Treasury bills and certificates of deposit that are Level 1 financial instruments that are recorded based upon listed or quoted market rates. The U.S. Treasury bills are recorded in Cash and cash equivalents and Cash and securities held for customers and the certificates of deposit are recorded in Other assets.

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

Level 3 Financial Liabilities

The Company did not have any Level 3 Financial Assets or Liabilities as of March 31, 2019 or December 31, 2018.

Financial Instruments Not Measured at Fair Value

The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the Condensed Consolidated Balance Sheets (amounts in thousands).

Receivables from brokers comprise open trades, which are measured at fair value, and the Company’s posted funds with brokers that are required as collateral for holding trading positions, which are not measured at fair value but approximate fair value. These deposits approximate fair value because they are cash balances that the Company may withdraw at its discretion. Settlement would be expected to occur within a relatively short period of time once a withdrawal is initiated.

Payables to customers comprise open trades, which are measured at fair value, and customer deposits that the Company holds for its role as clearing broker. These deposits are not measured at fair value, but approximate fair value, because they are cash balances that the Company or its customers can settle at either party’s discretion. Such settlement would occur within a relatively short period of time once a withdrawal is initiated.

Payables to brokers comprise open trades, which are measured at fair value and the cash due to or from brokers. The cash within this balance is not measured at fair value but does approximate fair value, because it is immediately payable to the brokers. Settlement with brokers generally occurs as soon as a broker initiates a margin call.

The carrying value of Convertible senior notes represents the notes’ principal amounts net of unamortized discount (please refer to Note 12). The Company assessed the notes’ fair value as determined by current Company-specific and risk free interest rates as of the balance sheet date.

	As of March 31, 2019		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$96,887	$96,887	$—	$96,887	$—
Financial Liabilities:
Payables to customers	$975,224	$975,224	$—	$975,224	$—
Convertible senior notes	$133,680	$156,665	$—	$156,665	$—

	As of December 31, 2018		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$91,908	$91,908	$—	$91,908	$—
Financial Liabilities:
Payables to customers	$986,918	$986,918	$—	$986,918	$—
Payables to brokers	$3,092	$3,092		$3,092
Convertible senior notes	$132,109	$158,752	$—	$158,752	$—

7. DERIVATIVES

The Company’s contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from brokers, Payables to customers and Payables to brokers on the accompanying Condensed Consolidated Balance Sheets (amounts in thousands):

	March 31, 2019
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$72,642	$(18,234)	$54,408
CFD contracts	79,415	(30,699)	48,716
Metals contracts	5,851	(1,652)	4,199
Total	$157,908	$(50,585)	$107,323

	March 31, 2019
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/(Liabilities):
Receivables from brokers	$96,887	$1,787	$98,674
Payables to customers	$(975,224)	$105,536	$(869,688)

	December 31, 2018
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$100,158	$(20,382)	$79,776
CFD contracts	77,014	(21,220)	55,794
Metals contracts	6,438	(3,748)	2,690
Total	$183,610	$(45,350)	$138,260

	December 31, 2018
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/(Liabilities):
Receivables from brokers	$91,908	$(7,637)	$84,271
Payables to customers	$(986,918)	$144,440	$(842,478)
Payables to brokers	$(3,092)	$1,457	$(1,635)
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

	March 31, 2019
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	2,863,433	2,265,453
CFD contracts	138,715	138,062
Metals contracts	598	127
Total	3,002,746	2,403,642

	December 31, 2018
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,780,488	3,238,781
CFD contracts	98,840	134,546
Metals contracts	489	188
Total	3,879,817	3,373,515
The Company did not designate any of its derivatives as hedging instruments. Net gains with respect to derivative instruments reflected in Retail revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income for the three months ended March 31, 2019 and 2018 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Derivative Instruments:
Foreign currency exchange contracts	$16,137	$41,251
CFD contracts	5,938	37,147
Metals contracts	2,204	5,722
Total	$24,279	$84,120

8. RECEIVABLES FROM BROKERS
The Company has posted funds with brokers as collateral required by agreements for holding trading positions. These amounts are reflected as Receivables from brokers on the Condensed Consolidated Balance Sheets.

Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	March 31, 2019	December 31, 2018
Required collateral	$96,887	$91,908
Open foreign exchange positions	1,787	(7,637)
Total	$98,674	$84,271

9. INTANGIBLE ASSETS
The Company’s various intangible assets consisted of the following as of (amounts in thousands):

	March 31, 2019			December 31, 2018
Intangibles	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$46,051	$(29,728)	$16,323	$58,494	$(40,208)	$18,286
Technology	24,246	(13,997)	10,249	49,430	(38,555)	10,875
Trademarks	6,200	(3,697)	2,503	7,308	(4,637)	2,671
Total finite lived intangibles	76,497	(47,422)	29,075	115,232	(83,400)	31,832
Trademark not subject to amortization (1)	363	—	363	363	—	363
Total intangibles	$76,860	$(47,422)	$29,438	$115,595	$(83,400)	$32,195

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

As of March 31, 2019, the Company wrote-off $34.4 million of fully amortized intangible assets, which was an equal amount for both gross and accumulated amortization and did not have any impact on the results of operations or cash flows.

The Company had the following identifiable intangible assets and weighted average amortization periods as of March 31, 2019:

Intangible Assets	Weighted average amortization period
Customer lists	8.2 years
Technology	7.2 years
Trademarks	7.0 years

Amortization expense for the purchased intangibles was $3.3 million and $3.7 million for the three months ended March 31, 2019 and 2018 respectively.

Goodwill

Goodwill is evaluated for impairment on an annual basis on October 31 and in interim periods when events or changes indicate the carrying value may not be recoverable.

The Company operates under two reporting units: retail and futures. There were no additions or impairments to the carrying value of the Company’s goodwill during the three months ended March 31, 2019.

The following represents the changes in the carrying amount of goodwill by segment (amounts in thousands):

	Retail	Futures	Total
Carrying amount of goodwill as of December 31, 2018	$25,435	$2,385	$27,820
Foreign currency translation adjustments	201	19	220
Carrying amount of goodwill as of March 31, 2019	$25,636	$2,404	$28,040

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company. These accounts are recorded in Payables to customers on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $0.3 million and $0.4 million as of March 31, 2019 and December 31, 2018, respectively.

IPGL Limited, the majority selling shareholder in the acquisition of City Index, has a trading account with the Company which is recorded in Payables to customers on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $11.9 million and $11.7 million as of March 31, 2019 and December 31, 2018, respectively.

The net revenue generated by any individual related party was not deemed to be material in any period.

At March 31, 2019, the Company had receivables of $0.1 million in the aggregate due from certain officers of the Company for taxes paid on equity vestings. The Company recorded these receivables in Other assets, and the Company received the funds in April 2019. There were no receivables due from the Company's officers as of December 31, 2018.

11. REVOLVING CREDIT ARRANGEMENT

On August 3, 2017, the Company entered into a Credit Agreement, dated as of August 2, 2017, for a three year $50.0 million senior secured first lien revolving credit facility that matures in August 2020. Upon request of the Company, the credit facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. The credit facility contains covenants that are customary for an issuer with senior debt. The commitment fees of $0.5 million are amortized over the life of the facility and are recorded to Other Assets. As of March 31, 2019, the Company was not in compliance with a covenant in the Credit Agreement relating to the Company's Consolidated Interest Coverage Ratio (as defined in the Credit Agreement).  The lenders under the Credit Agreement have waived any event of default arising from this noncompliance for the quarter ended March 31, 2019.  Further, the Company did not fully satisfy a covenant in the Credit Agreement relating to the Company's Consolidated Gross Leverage Ratio (as defined in the Credit Agreement) as of March 31, 2019, but was deemed to be in compliance with such covenant due to an alternative liquidity test provided in the Credit Agreement.  The Company will not be able to draw funds under the Credit Agreement until it is in full compliance with all of the financial covenants in the Credit Agreement, including the Consolidated Gross Leverage Ratio and Consolidated Interest Coverage Ratio.

As of March 31, 2019 and December 31, 2018, there were no amounts outstanding under the revolving line of credit.
12. CONVERTIBLE SENIOR NOTES

On August 22, 2017, the Company issued $92.0 million aggregate principal amount of its 5.00% Convertible Senior Notes, due August 15, 2022, and on April 1, 2015, the Company issued $60.0 million aggregate principal amount of its 4.125% Convertible Senior Notes, due April 1, 2020 (collectively the "Convertible Senior Notes"). The balances of the liability and equity components of the Convertible Senior Notes as of March 31, 2019 and December 31, 2018 were as follows (amounts in thousands):

	March 31, 2019	December 31, 2018
Liability component - principal	$152,000	$152,000
Deferred bond discount	(17,959)	(19,503)
Deferred financing cost	(361)	(388)
Liability component - net carrying value	$133,680	$132,109

Additional paid in capital	$39,405	$39,405
Discount attributable to equity	(826)	(826)
Equity component	$38,579	$38,579
Interest expense related to the Convertible Senior Notes, included in Interest expense on long term borrowings in the Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income, was as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2019	2018
Interest expense - stated coupon rate	$1,761	$1,834
Interest expense - amortization of deferred bond discount and costs	1,571	1,506
Total interest expense - convertible senior notes	$3,332	$3,340

13. (LOSS)/EARNINGS PER COMMON SHARE

Basic and diluted (loss)/earnings per common share are computed by dividing net (loss)/income by the weighted average number of common shares outstanding during the period. Diluted (loss)/earnings per share includes the determinants of basic net (loss)/income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, unvested restricted stock units and unvested restricted stock awards.

Diluted (loss)/earnings per share excludes any shares of Company common stock potentially issuable under the Company’s Convertible Senior Notes, which are discussed in Note 12. Based upon an assumed trading price of $10 for each share of the Company’s common stock, and if the relevant conditions under the indenture governing the 2020 and 2022 Convertible Senior Notes were satisfied, there would be 0.2 million and 2.0 million dilutive shares as of March 31, 2019, for the 2020 and 2022 Convertible Senior Notes, respectively.

The following table sets forth the computation of (loss)/earnings per share (amounts in thousands except share and per share data):

	For the Three Months Ended March 31,
	2019	2018
Net (loss)/income from continuing operations	$(28,354)	$11,914
Less income attributable to non-controlling interests	—	175
Net (loss)/income from continuing operations	(28,354)	11,739
Adjustment (1)	—	(367)
Net (loss)/income available to GAIN common shareholders from continuing operations	$(28,354)	$11,372

Net income from discontinued operations	—	4,347

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	37,525,073	45,017,716
Effect of dilutive securities:
Stock options	—	261,732
RSUs	—	244,318
Diluted weighted average common shares outstanding	37,525,073	45,523,766

Basic (loss)/earnings from continuing operations	$(0.76)	$0.25
Basic earnings from discontinued operations	$—	$0.10

Diluted (loss)/earnings from continuing operations	$(0.76)	$0.25
Diluted earnings from discontinued operations	$—	$0.10

(1)
During the three months ended March 31, 2018, the Company concluded that the carrying values of the redeemable noncontrolling interests were less than redemption value and adjusted carrying value to equal redemption value. This adjustment was a component of the earnings per common share calculation.

For the three months ended March 31, 2019, all common stock equivalents are excluded from the computation of diluted loss per share from continuing operations, because the result would be anti-dilutive. The table below shows dilution that the Company would have experienced, under the treasury stock method, had the three months ended March 31, 2019 resulted in net income, rather than net loss.

For the Three Months Ended March 31,
2019
Stock options (1)	169,981
RSUs	90,520
Total securities excluded from diluted loss per share calculation	260,501

(1)
During the three months ended March 31, 2019 and three months ended March 31, 2018, 0.4 million stock options were out of the money and excluded from the computation of diluted loss or earnings per share from continuing operations.

14. COMMITMENT AND CONTINGENCIES
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

15. INCOME TAXES

The Company's benefit for income taxes was approximately $6.1 million for three months ended March 31, 2019 and an expense provision of approximately $7.7 million for the three months ended March 31, 2018. These amounts reflect the Company's estimate of the annual effective tax rates of 17.6% and 39.2%, adjusted for certain discrete items, for the three months ended March 31, 2019 and 2018, respectively. Changes in the Company's effective tax rate arise primarily from changes in the geographic mix of revenues and expenses, as well as changes to statutory tax rates.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Certain net deferred tax assets of the Company are included in Other assets on the Condensed Consolidated Balance Sheets.
16. REGULATORY REQUIREMENTS
The following table illustrates the minimum regulatory capital the Company's subsidiaries were required to maintain as of March 31, 2019 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$34.7	$56.3	$21.6	162%
GAIN Capital Securities, Inc.	0.1	0.4	0.3	400%
GAIN Capital U.K., Ltd.	59.1	198.4	139.3	336%
GAIN Capital Japan Co., Ltd.	1.2	11.4	10.2	950%
GAIN Capital Australia, Pty. Ltd.	0.8	6.6	5.8	825%
GAIN Global Markets, Inc.	0.2	1.1	0.9	550%
GAIN Capital-Forex.com Canada, Ltd.	0.5	1.6	1.1	320%
GAIN Capital Singapore Pte., Ltd.	3.7	9.7	6.0	262%
Trade Facts, Ltd.	0.6	3.5	2.9	583%
Global Asset Advisors, LLC	0.0	2.8	2.8	100%
Total	$100.9	$291.8	$190.9	289%
17. SEGMENT INFORMATION
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

During the first quarter of 2018, the Company completed its implementation of global support groups in the areas of finance, legal, human resources, and treasury. These groups are now centrally managed and support all business functions. Therefore, all costs related to these groups previously recorded within the retail segment are now classified in the Company's corporate and other segment to better align the cost reporting with the support services. The change in segment reporting had no impact on the net profit or loss of the Company. To enable comparisons with prior period performance, historical segment information for the periods included in the tables below reflect this reporting change.

On June 29, 2018, the Company completed the sale of its GTX ECN business, which previously comprised the Company's institutional segment, to Deutsche Börse Group via its FX unit, 360T, for a total purchase price of $100 million less a working capital adjustment which amounted to a $0.2 million reduction in purchase price. The Company determined that the institutional segment met the discontinued operations criteria set forth in ASC Subtopic 205-20-45, Presentation of Financial Statements, in the quarter ended June 30, 2018. As such, the institutional segment results have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income. For more information relating to the discontinued operations of the Company's GTX ECN business, please see Note 4.

Retail Segment
Business in the retail segment is conducted primarily through the Company’s FOREX.com and City Index brands. The Company provides its retail customers around the world with access to over 15,000 global financial markets, including spot forex, precious metals, and CFDs on currencies, commodities, indices, individual equities, cryptocurrencies, bonds and interest rate products, as well as OTC options on forex. In the United Kingdom, the Company also offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment to residents of that country.

Futures Segment
The futures segment offers execution and related services for exchange-traded futures and futures options on major U.S and European exchanges. The Company offers futures services through its subsidiaries, GAIN Capital Group, LLC, Global Asset Advisors, LLC, and Top Third Ag Marketing, LLC.

Corporate and other
Corporate and other provides general corporate services to the Company’s segments. Corporate and other revenue primarily comprises foreign currency transaction gains and losses.

Selected financial information by segment is presented in the following tables (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Retail reportable segment:
Net revenue	$28,159	$85,672

Employee compensation and benefits	12,992	15,425
Selling and marketing	9,953	5,666
Referral fees	4,390	7,685
Other operating expenses	18,228	17,730
Segment (loss)/profit	$(17,404)	$39,166

Futures reportable segment:
Net revenue	$9,410	$11,491

Employee compensation and benefits	2,164	2,511
Selling and marketing	260	241
Referral fees	2,708	3,746
Other operating expenses	3,221	3,794
Segment profit	$1,057	$1,199

Corporate and other:
Other revenue	$866	$1,197

Employee compensation and benefits	5,099	6,402
Selling and marketing	11	64
Other operating expenses	2,905	3,260
Loss	$(7,149)	$(8,529)
TOTAL SEGMENT (LOSS)/PROFIT	$(23,496)	$31,836

Depreciation and amortization	$4,250	$5,368
Purchased intangible amortization	3,329	3,668
Impairment of investment	—	(130)
OPERATING (LOSS)/PROFIT	$(31,075)	$22,930
Interest expense on long term borrowings	3,332	3,340
(LOSS)/INCOME BEFORE INCOME TAX EXPENSE	$(34,407)	$19,590

18. SUBSEQUENT EVENTS
On April 25, 2019, the Company declared a $0.06 dividend per share of Common Stock payable on June 28, 2019 to stockholders of record on June 24, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN,” the “Company,” “our,” “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. GAIN’s fiscal quarter ended on March 31, 2019.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 11, 2019, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which GAIN operates and management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that management or GAIN “believes,” “expects,” “anticipates,” “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the section entitled “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and discussed elsewhere herein. The risks and uncertainties described therein and herein are not the only ones we face. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

OVERVIEW

We are a global provider of trading services and solutions, specializing in over-the-counter ("OTC") and exchange-traded markets. We serve customers in more than 180 countries worldwide, and we conduct business from our offices in Bedminster, New Jersey; New York, New York; Chicago, Illinois; Powell, Ohio; London, England; Tokyo, Japan; Sydney, Australia; Shanghai, China; Hong Kong; Dubai, U.A.E.; Krakow, Poland and Singapore.

We operate our business in two segments. Through our retail segment, we provide customers around the world access to a diverse range of global financial markets. We offer our customers access to over 15,000 global financial markets, including spot foreign exchange (forex), precious metals trading, as well as contracts for difference ("CFDs"), which are investment products with returns linked to the performance of underlying assets. We offer CFDs on currencies, commodities, indices, individual equities, cryptocurrencies, bonds, options and interest rate products. In the United Kingdom, we offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment for residents of the United Kingdom. In addition to these OTC products, our futures segment offers exchange-traded futures and options on futures on more than 30 global exchanges. Each of our operating segments is discussed in more detail below. For financial information regarding our segments, please refer to Note 17 to our Condensed Consolidated Financial Statements elsewhere in this report.

As a global provider of online trading services, our results of operations are impacted by a number of external factors, including market volatility, competition, the regulatory environments in the various jurisdictions and markets in which we operate and the financial condition of the retail customers to whom we provide our services. These are not the only factors impacting our results of operations for the most recent fiscal period, and additional factors may impact our results of operations in future periods. In addition, please refer to “Part II - Item 1A. Risk Factors” for a discussion of other factors that may impact our business.

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

For the three months ended March 31, 2019, overall lower volatility and softer market conditions resulted in lower volumes and revenue capture during the quarter, which negatively impacted our financial results.

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

Regulatory Environment
In March 2018, the European Securities and Markets Authority ("ESMA") announced product intervention measures to further regulate the marketing, distribution or sale of CFDs to retail investors in the European Union. These measures include leverage limits which vary based on the underlying asset, a margin close out rule on a per account basis, negative balance protection on a per account basis, a restriction on incentives offered to trade CFDs and a required standardized risk warning. These measures have now been published in the Official Journal of the European Union and became effective on August 1, 2018. While it is too early to assess the long-term impact of the ESMA changes introduced on August 1, 2018, particularly during a period of low volatility, early indications remain in line with the Company’s initial expectations that the restrictions on leverage are not expected to have a material adverse impact on the Company’s results of operations or financial condition.

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

Sale of GTX ECN Business

On June 29, 2018, we completed the sale of the assets of our GTX ECN business, an institutional platform for trading foreign exchange, to 360T, a subsidiary of Deutsche Börse AG, pursuant to an Asset Purchase Agreement dated as of May 29, 2018 (the “Purchase Agreement”). The Purchase Agreement provided for a cash purchase price for the GTX business of $100 million, less a working capital adjustment, which amounted to a $0.2 million reduction in the purchase price. The Purchase Agreement contained customary representations and warranties that generally survive until the first anniversary of the closing date. Also we agreed to certain non-competition and non-solicitation obligations relating to the GTX business and its employees that expire on the third anniversary of the closing date. We have continued to provide certain transition services to the buyer following the closing date. The parties have entered into commercial agreements relating to a continued business relationship between GAIN and 360T.

Prior to its sale, we reported the results of our GTX ECN business as part of our institutional segment. We have determined that the institutional reportable segment met the discontinued operations criteria set forth in ASC Subtopic 205-20-45, Presentation of Financial Statements, in the quarter ended June 30, 2018. As such, the institutional segment results have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income. For more information relating to the discontinued operations of our GTX ECN business, please refer to Note 4 to our Condensed Consolidated Financial Statements elsewhere in this report.

Key Income Statement Line Items and Key Operating Metrics

The following section briefly describes the key components of our revenues and expenses, as well as our key operating metrics, which we use to evaluate the performance of our business.

Revenue
We categorize our revenue as either retail revenue, futures revenue, other revenue and interest revenue.

Retail Revenue
Retail revenue is our largest source of revenue and consists principally of trading revenue from our retail segment.

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

For the three months ended March 31, 2019 and 2018, retail revenue represented 63.2% and 85.5% of our total net revenue, respectively.

For each of the three months ended March 31, 2019 and 2018, approximately 96% and 96%, respectively, of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 4% and 4% of our average daily retail trading volume consisted of our net exposure.

We manage our net exposure by applying position and exposure limits established under our risk-management policies and by continuous, active monitoring by our trading and risk teams. Based on our risk management policies and procedures, over time a portion of our net exposure may be hedged with our liquidity providers. Although we do not actively initiate proprietary market positions in anticipation of future movements in the relative prices of the products we offer, through our net exposure we are likely to have open positions in various products at any given time. In the event of unfavorable market movements, we may experience losses on such positions. Please refer to “Our Retail Segment - Sophisticated Risk Management” in Item 1. Business, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for further details regarding our risk management policies for the retail segment.

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

Other Revenue

Other revenue primarily comprises foreign currency translation gains and losses, account related fees, as well as inactivity fees.

Net Interest Revenue

Net interest revenue/expense consists primarily of the revenue generated by our cash and customer cash held by us at banks and on deposit as collateral with our liquidity providers as well as U.S. Treasury bills, less interest paid to our customers.

Our cash and customer cash is generally invested in money market funds, which primarily invest in United States government securities, treasury bills, and other money market instruments. Interest paid to customers varies primarily due to the net value of a customer account. A customer’s net account value equals cash on deposit plus the mark-to-market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $3.7 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively.

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

Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from the customers that they have introduced. Our retail indirect business accounted for 21.8% and 23.3% of retail trading volume in the three months ended March 31, 2019 and 2018, respectively.

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

Operating Metrics
We review various key operating metrics, which are described below, to evaluate the performance of our businesses.

	For the Three Months Ended March 31,
	2019	2018
Retail
OTC Trading Volume (billions) (1)	$487.3	$795.4
OTC Average Daily Volume (billions)	$7.7	$12.4
12 Month Trailing Active OTC Accounts (2)	120,641	131,764
3 Month Trailing Active OTC Accounts (2)	70,051	78,681
Client Assets (millions)	$652.6	$745.9

Futures
Number of Futures Contracts (3)	1,755,873	2,160,231
Futures Average Daily Contracts	28,785	35,414
12 Month Trailing Active Futures Accounts (2)	7,387	7,959
Client Assets (millions)	$217.1	$217.3

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

In order to increase customer trading volume, we focus our marketing and our customer service and education activities on attracting new customers and extending the duration and scope of the relationship our customers have with the Company.

RESULTS OF OPERATIONS

In light of the sale of our GTX ECN business in June 2018, which comprised our institutional segment, the results of the institutional segment are presented as discontinued operations in our Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income.

Unless otherwise stated, financial results discussed herein refer to our continuing operations in our retail, futures and corporate and other segments.

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
REVENUE:
Retail revenue	$24,279	$84,120	$(59,841)	(71.1)%
Futures revenue	7,990	10,645	(2,655)	(24.9)%
Other revenue	2,485	1,895	590	31.1%
Total non-interest revenue	34,754	96,660	(61,906)	(64.0)%
Interest revenue	4,294	2,074	2,220	107.0%
Interest expense	613	374	239	63.9%
Total net interest revenue	3,681	1,700	1,981	116.5%
Net revenue	$38,435	$98,360	$(59,925)	(60.9)%
EXPENSES:
Employee compensation and benefits	$20,255	$24,338	$(4,083)	(16.8)%
Selling and marketing	10,224	5,971	4,253	71.2%
Referral fees	7,098	11,431	(4,333)	(37.9)%
Trading expenses	5,480	5,811	(331)	(5.7)%
General and administrative	12,756	12,464	292	2.3%
Depreciation and amortization	4,250	5,368	(1,118)	(20.8)%
Purchased intangible amortization	3,329	3,668	(339)	(9.2)%
Communications and technology	5,691	5,391	300	5.6%
Bad debt provision	427	1,118	(691)	(61.8)%
Impairment of investment	—	(130)	130	100.0%
Total operating expense	$69,510	$75,430	$(5,920)	(7.8)%
OPERATING (LOSS)/PROFIT	(31,075)	22,930	(54,005)	(235.5)%
Interest expense on long term borrowings	3,332	3,340	(8)	(0.2)%
(LOSS)/INCOME BEFORE INCOME TAX	$(34,407)	$19,590	$(53,997)	(275.6)%
Income tax (benefit)/expense	(6,053)	7,676	(13,729)	(178.9)%
Net (loss)/income from continuing operations	$(28,354)	$11,914	$(40,268)	(338.0)%
Income from discontinued operations	—	4,347	(4,347)	(100.0)%
NET (LOSS)/INCOME	$(28,354)	$16,261	$(44,615)	(274.4)%
Less income attributable to non-controlling interest	—	175	(175)	(100.0)%
NET (LOSS)/INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$(28,354)	$16,086	$(44,440)	(276.3)%

Revenues

	Three Months Ended March 31,
	(amounts in thousands)
	2019	2018	$ Change	% Change
Net Revenue:
Retail segment	$28,159	$85,672	$(57,513)	(67.1)%
Futures segment	9,410	11,491	(2,081)	(18.1)%
Corporate and other	866	1,197	(331)	(27.7)%
Net revenue	$38,435	$98,360	$(59,925)	(60.9)%

The decrease in retail segment revenue for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a decrease in revenue capture and a decrease in volume, both of which resulted from unusually low volatility in the period.

The decrease in futures revenue for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a decrease in contracts traded, reflecting softer market conditions. As a result of changes to our business mix, revenue per contract fell along with volumes.

The decrease in corporate and other revenue for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to the impact of foreign currency revaluation.

Included throughout segment revenue above is net interest revenue, which increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to our concerted and strategic efforts in deploying our cash to generate additional interest income.

Expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2019	2018	$ Change	% Change
Employee compensation and benefits	$20,255	$24,338	$(4,083)	(16.8)%
Selling and marketing	10,224	5,971	4,253	71.2%
Referral fees	7,098	11,431	(4,333)	(37.9)%
Trading expenses	5,480	5,811	(331)	(5.7)%
General and administrative	12,756	12,464	292	2.3%
Depreciation and amortization	4,250	5,368	(1,118)	(20.8)%
Purchased intangible amortization	3,329	3,668	(339)	(9.2)%
Communications and technology	5,691	5,391	300	5.6%
Bad debt provision	427	1,118	(691)	(61.8)%
Impairment of investment	—	(130)	130	100.0%
Total operating expense	$69,510	$75,430	$(5,920)	(7.8)%
The decrease in employee compensation and benefits for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a decrease in expense for the Company's incentive compensation plan during the three months ended March 31, 2019.

The increase in selling and marketing expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to increases in marketing expenditures for our retail segment to support our key strategy of organic growth, with the aim of growing new and active direct customers through 2019 and beyond.

The decrease in referral fees for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to the decrease in indirect volume and a lower referral fee per million during the three months ended March 31, 2019.

The slight decrease in trading expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a decrease in costs that are correlated with trading volume, primarily in our futures segment.

The increase in general and administrative expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was due to an increase in irrecoverable value-added sales tax in the U.K., offset by lower professional fees and lower taxes on spread betting.

The decrease in depreciation and amortization for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 resulted from certain assets being fully amortized between the periods.

The slight increase in communication and technology for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was a result of a marginal increase in software maintenance costs and related services.

The decrease in bad debt provision for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was due to fewer negative balances experienced by certain of our customers due to decreased volatility during the three months ended March 31, 2019.

Segment Results - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Retail Segment (amounts in thousands)

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Net revenue	$28,159	$85,672	$(57,513)	(67.1)%

Employee compensation and benefits	12,992	15,425	(2,433)	(15.8)%
Selling and marketing	9,953	5,666	4,287	75.7%
Referral fees	4,390	7,685	(3,295)	(42.9)%
Other operating expenses	18,228	17,730	498	2.8%
Segment profit	$(17,404)	$39,166	$(56,570)	(144.4)%

The decrease in employee compensation and benefits expenses for the retail segment for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a decrease in expense for the Company's incentive compensation plan during the three months ended March 31, 2019.

The increase in selling and marketing expense for the retail segment for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to increases in marketing expenditures supporting our key strategy of organic growth, with the aim of growing new and active direct customers through 2019 and beyond.

The decrease in referral fees for the retail segment for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to the decrease in indirect volume and a lower referral fee per million due to ongoing partner optimization efforts during the three months ended March 31, 2019.

The increase in other operating expenses for the retail segment for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to an increase in irrecoverable value-added sales tax in the U.K., offset by decreases to professional fees incurred, duty on spread betting, and the bad debt provision due to the negative balances experienced by certain of our customers during the three months ended March 31, 2019,

Other operating expenses for the retail segment include general and administrative expenses, communication and technology expenses, trading expenses and bad debt.

Futures Segment (amounts in thousands)

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Net revenue	$9,410	$11,491	$(2,081)	(18.1)%

Employee compensation and benefits	2,164	2,511	(347)	(13.8)%
Selling and marketing	260	241	19	7.9%
Referral fees	2,708	3,746	(1,038)	(27.7)%
Other operating expenses	3,221	3,794	(573)	(15.1)%
Segment profit	$1,057	$1,199	$(142)	(11.8)%

The decrease in employee compensation and benefits expenses for the futures segment for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a decrease in sales commissions, related to trading volumes, as well as a decrease in expense for the Company's incentive compensation plan.

The decrease in referral fees for the futures segment for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a decrease in trading volumes for the three months ended March 31, 2019.

The decrease in other operating expenses for the futures segment for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a decrease in trading costs related to lower volumes.

Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses, trading expenses and bad debt.

Corporate and Other (amounts in thousands)

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Other revenue/(loss)	$866	$1,197	$(331)	(28)%

Employee compensation and benefits	5,099	6,402	(1,303)	(20)%
Selling and marketing	11	64	(53)	(83)%
Other operating expenses	2,905	3,260	(355)	(11)%
Loss	$(7,149)	$(8,529)	$1,380	16%

The decrease in employee compensation and benefits expenses for employees not attributed to any of our operating segments, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a decrease in expense for the Company's incentive compensation plan due to softer financial results during the three months ended March 31, 2019.

The decrease in other operating expenses not attributed to any of our operating segments for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a reduction in professional fees related to non-recurring legal services.
Liquidity and Capital Resources
We have historically financed our liquidity and capital needs primarily through the use of funds generated from operations by our subsidiaries, the issuance of debt and equity securities, the 4.125% Convertible Senior Notes due 2020 that were issued in 2015 in connection with our acquisition of City Index, the 5.00% Convertible Senior Notes due 2022 that were issued in the third quarter of 2017, and access to secured lines of credit, such as the revolving credit facility entered into in August 2017. In June 2018, we completed the sale of our GTX ECN business for a purchase price of $100 million, less a working capital adjustment which amounted to a $0.2 million reduction in the purchase price, resulting in cash sale proceeds of approximately $85.0 million, net of taxes and transaction-related expenses and fees. Those proceeds helped fund the share tender Dutch auction in November 2018, under which almost 6.4 million shares of common stock were repurchased at $7.84 per share, for a total purchase price of $50.0 million. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice, although, as discussed below under " - Credit Facility," the Company will not be able to draw funds under its revolving credit facility until it is in full compliance with all of the financial covenants in the credit facility, including the Consolidated Gross Leverage Ratio and Consolidated Interest Coverage Ratio (as each are defined in the credit facility). We expect that our capital expenditures for the next 12 months will be slightly lower than our expenditures in the comparative period.

Our cash and cash equivalents and customer cash and cash equivalents include cash held at banks, deposits at liquidity providers, investments in money market funds that invest in highly liquid investment grade securities including U.S. treasury bills, as well as investments in U.S. treasury bills. In general, we believe all of our investments and deposits are of high credit quality and we have more than adequate liquidity to conduct our businesses.

Several of our operating subsidiaries are subject to requirements of regulatory bodies, including the CFTC and NFA in the United States, the FCA in the United Kingdom, the FSA in Japan, IIROC and the OSC in Canada, MAS in Singapore, ASIC in Australia, and CIMA in the Cayman Islands, which limit funds available for the payment of dividends to GAIN Capital Holdings, Inc. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them.

Regulatory Capital Requirements

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of March 31, 2019 and the actual amounts of capital that were maintained on that date (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$34.7	$56.3	$21.6
GAIN Capital Securities, Inc.	0.1	0.4	0.3
GAIN Capital U.K., Ltd.	59.1	198.4	139.3
GAIN Capital Japan Co., Ltd.	1.2	11.4	10.2
GAIN Capital Australia, Pty. Ltd.	0.8	6.6	5.8
GAIN Global Markets, Inc.	0.2	1.1	0.9
GAIN Capital-Forex.com Canada, Ltd.	0.5	1.6	1.1
GAIN Capital Singapore Pte., Ltd.	3.7	9.7	6.0
Trade Facts, Ltd.	0.6	3.5	2.9
Global Asset Advisors, LLC	0.0	2.8	2.8
Total	$100.9	$291.8	$190.9
Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC ("GCGL"), is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements, Sections 1 and 11. Under applicable provisions of these regulations, GCGL is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Risk Maintenance Margin, or $20.0 million plus 5% of all liabilities owed to retail customers exceeding $10.0 million, plus 10% of all liabilities owed to eligible contract participant counterparties acting as a dealer that are not an affiliate. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. GCGL’s current assets primarily consist of cash and cash equivalents reported on its balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. GCGL’s total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions or haircuts against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. GCGL’s net capital and adjusted net capital changes from day to day. As of March 31, 2019, GCGL had net capital of approximately $56.3 million and net capital requirements and haircut charges of $34.7 million. As of March 31, 2019, GAIN Capital Group’s excess net capital was $21.6 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GCGL’s net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

GAIN Capital Securities, Inc. (“GCSI”) is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended. GCSI is a member of the Financial Industry Regulatory Authority (“FINRA”), Municipal Securities Rulemaking Board (“MSRB”), and Securities Investor Protection Corporation (“SIPC”). Pursuant to the SEC’s Uniform Net Capital Rule 15c3-1, GCSI is required to maintain a minimum net capital balance (as defined) of $0.1 million. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. At March 31, 2019, GCSI maintained $0.3 million more than the minimum required regulatory capital for a total of 4.0 times the required capital.

GAIN Capital U.K. Ltd. ("GCUK") is regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK is required to maintain the greater of approximately $0.8 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration and market risk. At March 31, 2019, GCUK maintained $139.3 million more than the minimum required regulatory capital for a total of 3.4 times the required capital. Effective from 2016, the FCA began transitioning in additional capital requirements in the form of a conservation buffer and a countercyclical capital buffer as set out in Capital Requirements Directive, or CRD IV, Article 160 Transitional Provisions for Capital Buffers. The transitional period began on January 1, 2016 and ended on December 31, 2018. The minimum common equity tier 1 capital ratio requirement, from January 1, 2019 is 7%. The firm maintained a common equity tier 1 capital ratio of 27.2% as of March 31, 2019. The effect of the countercyclical buffer on the firm's existing capital requirements is negligible.

GAIN Capital Japan Co., Ltd. (“GCJP”) is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency (“FSA”) in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GCJP is a member of the Financial Futures Association of Japan. GCJP is subject to a minimum capital adequacy ratio of 140%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GC Japan’s market, counterparty credit risk and operational risk. At March 31, 2019, GCJP maintained $10.2 million more than the minimum required regulatory capital for a total of 9.5 times the required capital.

GAIN Capital Australia, Pty. Ltd. (“GCAU”) is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). GCAU holds an Australian Financial Services License that has been issued by ASIC. GCAU is required to maintain a minimum capital requirement of $0.8 million (1.0 million AUD). The regulatory capital held is required to be in excess of 110% of its requirements at all times. At March 31, 2019, GCAU maintained $5.8 million more than the minimum required regulatory capital for a total of 8.3 times the required capital.

GAIN Global Markets, Inc. (“GGMI”), the Company’s Cayman Island subsidiary, is a registered securities arranger and market maker with the Cayman Islands Monetary Authority (“CIMA”). GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or the financial resources requirement which is the sum of the Base Requirement, counterparty and position risk requirement, or $0.2 million. At March 31, 2019, GGMI maintained $0.9 million more than the minimum required regulatory capital for a total of 5.5 times the required capital.

GAIN Capital-Forex.com Canada, Ltd. (“GCCA”) is a Dealer Member of the Investment Industry Regulatory Organization of Canada (“IIROC”) and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory, but generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission, or OSC. GCCA is required to maintain risk-adjusted capital in excess of the minimum capital requirement. At March 31, 2019, GCCA maintained $1.1 million more than the minimum required regulatory capital for a total of 3.2 times the required capital.

GAIN Capital Singapore Pte., Ltd. (“GCS”) is registered by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of Capital Market Services License. GCS is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap 289). Under these rules GCS is required to maintain a minimum base capital of approximately $3.7 million (5.0 million SGD) and Financial Resources in excess of 120% of the total risk requirements at all times, which is calculated as the sum of operational, counterparty, large exposure and market risk at all times. At March 31, 2019, GCS maintained $6.0 million more than the required minimum regulatory capital for a total of 2.6 times the required capital.

Trade Facts, Ltd. (“Trade Facts”) is regulated by the FCA as a BIPRU Limited License Firm. Trade Facts is required to maintain the greater of a base financial resources requirement of approximately $0.1 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or a fixed overhead requirement. At March 31, 2019, Trade Facts maintained $2.9 million more than the minimum required regulatory capital for a total of 5.8 times the required capital.

Global Asset Advisors, LLC ("GAA") is a registered Introducing Broker and is subject to the CFTC Net Capital Rule (Rule 1.17). Under applicable provisions of these rules, GAA is required to maintain adjusted net capital of less than $0.1 million. At March 31, 2019, GAA maintained $2.8 million more than the minimum required regulatory capital.

Effective February 27, 2013, GAIN GTX, LLC became provisionally registered with the CFTC and NFA as a swap dealer. During 2016, GTX SEF, LLC became permanently registered with the CFTC as a swap execution facility, although it withdrew its registration with the CFTC as a swap execution facility on December 30, 2018. Certain of our other subsidiaries may be required to register, or may register voluntarily, as swap dealers and/or swap execution facilities.

Swap dealers and swap execution facilities are subject to a comprehensive regulatory regime with new obligations for the swaps activities for which they are registered, including adherence to risk management policies, supervisory procedures, trade record and real time reporting requirements as well as proposed rules for new minimum capital requirements. GAIN GTX, LLC has faced, and may continue to face, increased costs due to the registration and regulatory requirements listed above, as may any other of our subsidiaries that register as a swap dealer and/or swap execution facility. In particular, the CFTC has proposed rules that would require a swap-dealer to maintain regulatory capital of at least $20.0 million. Compliance with this or other swap-related regulatory capital requirements may require us to devote more capital to our GTX business or otherwise restructure our operations, such as by combining our GTX business with other regulated subsidiaries that must also satisfy regulatory capital requirements. The increased costs associated with compliance, and the changes that will be required in our OTC and clearing businesses, may adversely impact our results of operations, cash flows or financial condition.

Convertible Senior Notes

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

An entity must separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and is reflected as a liability in our Condensed Consolidated Balance Sheets in an amount equal to the fair value, which, as of March 31, 2019 and December 31, 2018, was $133.7 million and $132.1 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our shareholders’ equity on our Condensed Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component for our Convertible Senior Notes was $38.6 million as of both March 31, 2019 and December 31, 2018. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we reported lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our Condensed Consolidated Income Statement and Comprehensive (Loss)/Income because GAAP requires the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as our 4.125% Convertible Senior Notes due 2020, and 5.00% Convertible Senior Notes due 2022) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share unless the conversion value of the notes exceeds their principal amount at the end of the relevant reporting period. If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, were issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the notes, then our diluted (loss) earnings per share could be adversely affected.

Credit Facility

On August 3, 2017, the Company entered into a Credit Agreement, dated as of August 2, 2017, for a three year U.S. $50.0 million senior secured first lien revolving credit facility that matures in August 2020. Upon request of the Company, the credit facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. The credit facility contains covenants that are customary for an issuer with senior debt. As of March 31, 2019, the Company was not in compliance with a covenant in the Credit Agreement relating to the Company's Consolidated Interest Coverage Ratio (as defined in the Credit Agreement).  The lenders under the Credit Agreement have waived any event of default arising from this noncompliance for the quarter ended March 31, 2019.  Further, the Company did not fully satisfy a covenant in the Credit Agreement relating to the Company's Consolidated Gross Leverage Ratio (as defined in the Credit Agreement) as of March 31, 2019, but was deemed to be in compliance with such covenant due to an alternative liquidity test provided in the Credit Agreement.  The Company will not be able to draw funds under the Credit Agreement until it is in full compliance with all of the financial covenants in the Credit Agreement, including the Consolidated Gross Leverage Ratio and Consolidated Interest Coverage Ratio. The Company pays a quarterly commitment fee based on the undrawn portion of the facility and interest on amounts drawn.

As of March 31, 2019, there were no amounts outstanding under the revolving line of credit.

Cash Flow

The following table sets forth a summary of our cash flow for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	For the Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(22,919)	$(27,353)
Net cash used in investing activities	(5,548)	(3,938)
Net cash used in financing activities	(6,455)	(6,495)
Effect of exchange rate changes on cash and cash equivalents	11,068	27,406
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(23,854)	$(10,380)
The primary drivers of our operating cash flows are net earnings or losses, adjustments for non-cash gains and losses, such as depreciation and amortization, as well as the normal movement of funds to and from our customers or to and from our liquidity providers.

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

Operating Activities

Cash used in operating activities was $22.9 million for the three months ended March 31, 2019, compared to cash used in operating activities of $27.4 million for the three months ended March 31, 2018. There were no specific items outside the normal course of business that impacted our cash used in operating activities for the three months ended March 31, 2019 or for the three months ended March 31, 2018.

Investing Activities

Cash used in investing activities was $5.5 million for the three months ended March 31, 2019 compared to cash used in investing activities of $3.9 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, cash used in investing activities consisted of cash used for capital expenditures of $3.1 million and $2.4 million used for the purchase of a minority interest in Top Third Ag Marketing, LLC ("TT"). During the three months ended March 31, 2018, cash used in investing activities consisted of $3.9 million in cash used for capital expenditures.

The additional cash used for capital expenditures is primarily the result of our ongoing efforts to optimize our retail trading platform, which we expect to improve our customer experience, while the funds used to purchase the residual minority interest in TT makes us the sole interest holder in TT.

Financing Activities

Cash used in financing activities was $6.5 million for the three months ended March 31, 2019 compared to cash used in financing activities of $6.5 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, significant uses of cash were $4.2 million used for the purchase of treasury stock and $2.3 million used to pay cash dividends. During the three months ended March 31, 2018, significant uses of cash were $4.2 million for the purchase of treasury stock and $2.6 million used to pay cash dividends.

Contractual Obligations
For the three months ended March 31, 2019, there were no significant changes to our vendor or operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements
At March 31, 2019 and December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use ("ROU") assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the additional (optional) approach. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. See Note 1 - Description of Business and Basis of Presentation, Note 2 - Accounting Pronouncements and Note 3 - Leases in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding the adoption.

There were no material changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our Condensed Consolidated Financial Statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customers’ cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, in money market funds that invest in highly liquid investment grade securities including short-term U.S. treasury bills, as well as directly in U.S. treasury bills. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of March 31, 2019, an immediate 100 basis point decrease in short-term interest rates would result in approximately $8.3 million less in annual pretax income.

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

Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by instrument, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of March 31, 2019, we maintained regulatory capital levels of $291.8 million, which represented approximately 2.9 times the capital we were required to hold under applicable regulations.

Cash Liquidity Risk
In normal conditions, our market making business and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in markets in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with several financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds, with our liquidity providers. For the three months ended March 31, 2019, collateral on deposit was $96.9 million.

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
For the three months ended March 31, 2019, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2018.

ITEM 1A.	RISK FACTORS
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 describes the various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” There have been no material changes to the risk factors disclosed in that section of our Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
None.

(b) Purchase of Equity Securities by the Issuer
The following table presents information regarding our purchases of common stock in the three months ended March 31, 2019:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2019-January 31, 2019	248,977	$6.38	248,977	$46,824,007
February 1, 2019-February 28, 2019	176,507	$6.84	176,507	$45,613,459
March 1, 2019-March 31, 2019	207,312	$6.72	207,312	$44,216,598
(1) On November 7, 2018, the Company's Board of Directors passed a resolution setting the total amount of cash available for purchases of the Company's common stock under its previously announced share repurchase plan to $50 million as of that date.
(2) Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1†
Executive Employment Agreement, by and between GAIN Capital Holdings, Inc. and Samantha Roady (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K, as filed with the SEC on March 11, 2019, No. 001-35008).

10.2†
Executive Employment Agreement, by and between GAIN Capital Holdings, Inc. and Diego Rotsztain (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K, as filed with the SEC on March 11, 2019, No. 001-35008).

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

GAIN Capital Holding, Inc.

Date: May 10, 2019	/s/ Glenn H. Stevens
Glenn H. Stevens
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2019	/s/ Nigel Rose
Nigel Rose
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)