Form 10-Q
period 2019-06-30
GAIN Capital Holdings, Inc.
filed 2019-08-08
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of August 5, 2019, the registrant had 37,395,596 shares of common stock, $0.00001 par value per share, outstanding.

GAIN CAPITAL HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data and par value)

	June 30, 2019	December 31, 2018
ASSETS:
Cash and cash equivalents	$208,474	$278,850
Cash and securities held for customers	855,715	842,478
Receivables from brokers	110,946	84,271
Property and equipment, net	28,988	30,579
Intangible assets, net	26,925	32,195
Goodwill	27,780	27,820
Other assets	44,943	36,355
Total assets	$1,303,771	$1,332,548

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers	$855,715	$842,478
Payables to brokers	1,342	1,635
Accrued compensation and benefits	5,034	11,227
Accrued expenses and other liabilities	42,786	41,562
Income tax payable	705	5,764
Convertible senior notes	135,296	132,109
Total liabilities	$1,040,878	$1,034,775
Commitments and contingent liabilities
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized; 55.2 million shares issued and 37.4 million shares outstanding as of June 30, 2019; 54.5 million shares issued and 37.8 million shares outstanding as of December 31, 2018)	$—	$—
Additional paid-in capital	247,633	243,216
Retained earnings	172,576	204,483
Accumulated other comprehensive loss	(29,799)	(29,410)
Treasury stock, at cost (17.8 million shares at June 30, 2019 and 16.7 million at December 31, 2018)	(127,517)	(120,516)
Total shareholders’ equity	262,893	297,773
Total liabilities and shareholders’ equity	$1,303,771	$1,332,548
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE:
Retail revenue	$60,419	$72,032	$84,697	$156,152
Futures revenue	10,249	11,129	18,239	21,774
Other revenue/(loss)	1,022	(1,411)	3,508	484
Total non-interest revenue	71,690	81,750	106,444	178,410
Interest revenue	4,432	2,827	8,726	4,901
Interest expense	615	392	1,228	766
Total net interest revenue	3,817	2,435	7,498	4,135
Net revenue	$75,507	$84,185	$113,942	$182,545

EXPENSES:
Employee compensation and benefits	$22,644	$22,473	$42,899	$46,811
Selling and marketing	10,073	6,767	20,297	12,737
Referral fees	7,478	10,464	14,575	21,895
Trading expenses	5,427	5,541	10,907	11,352
General and administrative	11,738	14,228	24,493	26,692
Depreciation and amortization	4,406	5,341	8,656	10,709
Purchased intangible amortization	1,911	3,612	5,240	7,280
Communications and technology	4,821	5,495	10,512	10,886
Bad debt provision	481	282	908	1,400
Restructuring expenses	—	25	—	25
Impairment of investment	—	—	—	(130)
Total operating expense	$68,979	$74,228	$138,487	$149,657
OPERATING PROFIT/(LOSS)	6,528	9,957	(24,545)	32,888
Interest expense on long term borrowings	3,385	3,388	6,718	6,728
INCOME/(LOSS) BEFORE INCOME TAX	$3,143	$6,569	$(31,263)	$26,160
Income tax expense/(benefit)	2,218	(263)	(3,835)	7,413
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	$925	$6,832	$(27,428)	$18,747
Income from discontinued operations	—	60,642	—	64,988
NET INCOME/(LOSS)	$925	$67,474	$(27,428)	$83,735
Less income attributable to non-controlling interest	—	326	—	501
NET INCOME/(LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$925	$67,148	$(27,428)	$83,234

Other comprehensive loss:
Foreign currency translation adjustment	(5,235)	(15,157)	(389)	(5,683)
COMPREHENSIVE (LOSS)/INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$(4,310)	$51,991	$(27,817)	$77,551

Basic earnings/(loss) from continuing operations	$0.02	$0.13	$(0.73)	$0.39
Basic earnings/(loss) per share	$0.02	$1.49	$(0.73)	$1.84

Diluted earnings/(loss) from continuing operations	$0.02	$0.13	$(0.73)	$0.38
Diluted earnings/(loss) per share	$0.02	$1.47	$(0.73)	$1.81

Basic weighted average common shares outstanding	37,187,060	44,797,103	37,355,133	44,906,800

Diluted weighted average common shares outstanding	37,243,495	45,309,002	37,355,133	45,415,774
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended June 30, 2019 and 2018
(Unaudited)
(in thousands, except share and per share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Outstanding Shares	Amount
BALANCE—March 31, 2019	37,371,333	$—	$(124,717)	$244,901	$173,875	$(24,564)	$269,495
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	925	—	925
Exercise of options	73,442	—	—	281	—	—	281
Conversion of restricted stock into common stock	365,466	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	74,536	—	—	308	—	—	308
Purchase of treasury stock	(497,106)	—	(2,800)	—	—	—	(2,800)
Share-based compensation	—	—	—	2,143	—	—	2,143
Dividends ($0.06 per share)	—	—	—	—	(2,224)	—	(2,224)
Foreign currency translation adjustment	—	—	—	—		(5,235)	(5,235)
BALANCE—June 30, 2019	37,387,671	$—	$(127,517)	$247,633	$172,576	$(29,799)	$262,893

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Outstanding Shares	Amount
BALANCE—March 31, 2018	44,901,625	$—	$(61,132)	$237,560	$135,762	$(6,196)	$305,994
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	67,148	—	67,148
Exercise of options	28,000	—	—	144	—	—	144
Conversion of restricted stock into common stock	310,251	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	41,535	—	—	314	—	—	314
Purchase of treasury stock	(518,816)	—	(4,084)	—	—	—	(4,084)
Shares withheld for net settlements of share-based awards	(6,980)	—	(58)	—	—	—	(58)
Share-based compensation	—	—	—	1,727	—	—	1,727
Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	(523)	—	(523)
Dividends ($0.06 per share)	—	—	—	—	(2,704)	—	(2,704)
Foreign currency translation adjustment	—	—	—	—	—	(15,157)	(15,157)
BALANCE—June 30, 2018	44,755,615	$—	$(65,274)	$239,745	$199,683	$(21,353)	$352,801

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)
(in thousands, except share and per share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Outstanding Shares	Amount
BALANCE—December 31, 2018	37,821,686	$—	$(120,516)	$243,216	$204,483	$(29,410)	$297,773
Net loss applicable to Gain Capital Holdings, Inc.	—	—	—	—	(27,428)	—	(27,428)
Exercise of options	73,442	—	—	281	—	—	281
Conversion of restricted stock into common stock	547,909	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	74,536	—	—	308	—	—	308
Purchase of treasury stock	(1,129,902)	—	(7,001)	—	—	—	(7,001)
Share-based compensation	—	—	—	3,828	—	—	3,828
Dividends ($0.06 per share)	—	—	—	—	(4,479)	—	(4,479)
Foreign currency translation adjustment	—	—	—	—	—	(389)	(389)
BALANCE—June 30, 2019	37,387,671	$—	$(127,517)	$247,633	$172,576	$(29,799)	$262,893

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Outstanding Shares	Amount
BALANCE—December 31, 2017	45,152,299	$—	$(56,927)	$235,659	$122,686	$(15,670)	$285,748
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	83,234	—	83,234
Exercise of options	84,500	—	—	587	—	—	587
Conversion of restricted stock into common stock	585,565	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	41,535	—	—	314	—	—	314
Purchase of treasury stock	(1,098,880)	—	(8,271)	—	—	—	(8,271)
Shares withheld for net settlements of share-based awards	(9,404)	—	(76)	—	—	—	(76)
Share-based compensation	—	—	—	3,185	—	—	3,185
Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	(890)	—	(890)
Dividends ($0.06 per share)	—	—	—	—	(5,347)	—	(5,347)
Foreign currency translation adjustment	—	—	—	—	—	(5,683)	(5,683)
BALANCE—June 30, 2018	44,755,615	$—	$(65,274)	$239,745	$199,683	$(21,353)	$352,801

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(27,428)	$83,735
Adjustments to reconcile net (loss)/income to cash used in operating activities
(Gain)/loss on foreign currency exchange rates	(154)	950
Depreciation and amortization	13,896	19,271
Deferred tax benefit	(5,183)	(1,227)
Amortization of deferred financing costs	299	324
Bad debt provision	908	1,400
Convertible senior notes discount amortization	2,889	2,743
Share-based compensation	3,828	3,185
Gain on sale of GTX	—	(69,581)
Interest earned on investments	(954)	(340)
Amortization of right of use asset	1,209	—
Changes in operating assets and liabilities:
Receivables from brokers	(26,527)	25,687
Other assets	2,471	3,055
Payables to customers	12,662	(67,071)
Payables to brokers	(292)	192
Accrued compensation and benefits	(6,192)	(2,056)
Accrued expenses and other liabilities	(3,974)	2,822
Income tax payable	(5,046)	9,345
Securities	9,341	(103,552)
Lease liabilities	(1,214)	—
Net cash used in operating activities	(29,461)	(91,118)
Cash used in operating activities - continuing operations	(29,461)	(94,904)
Cash provided by operating activities - discontinued operations	—	3,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,061)	(8,736)
Proceeds from sale of GTX	—	96,764
Purchase of minority interest	(2,422)	—
Net cash (used in)/provided by investing activities	(9,483)	88,028
Cash used in investing activities - continuing operations	(9,483)	(7,891)
Cash provided by investing activities - discontinued operations	—	95,919

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	281	587
Proceeds from employee stock purchase plan	308	314
Purchase of treasury stock	(7,001)	(8,347)
Dividend payments	(4,479)	(5,347)
Distributions to non-controlling interest holders	—	(199)
Net cash used in financing activities	(10,891)	(12,992)
Effect of exchange rate changes on cash and cash equivalents	1,084	4,353
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(48,751)	(11,729)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	1,016,616	1,188,516
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$967,865	$1,176,787

Cash and cash equivalents	208,474	360,312
Cash and cash equivalents held for customers (see Note 1)	759,391	816,475
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$967,865	$1,176,787

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$4,655	$4,346
Income taxes	$6,789	$3,040
Non-cash financing activities:
Adjustment to redemption value of non-controlling interests	$—	$(890)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

GAIN CAPITAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
GAIN Capital Holdings, Inc. (together with its subsidiaries, the “Company”) is a global provider of trading services and solutions, specializing in over-the-counter ("OTC") and exchange-traded markets. The Company operates its business in two segments. Through its retail segment, the Company provides customers around the world with access to a diverse range of global financial markets, including spot forex, precious metals, spread bets, and contracts for difference ("CFDs") on currencies, commodities, indices, individual equities, cryptocurrencies, bonds, and interest rate products. The Company’s futures segment offers execution and risk management services for exchange-traded products on major U.S. and European exchanges, including equity products, cryptocurrencies, and agricultural products. For more information about the Company’s segments, please see Note 17.

Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements for the interim periods. The Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In accordance with SEC rules, interim financial statements omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2018, filed with the SEC on March 11, 2019. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the consolidated financial statements. It is possible that such changes could occur in the near term.

Sale of GTX ECN Business
On June 29, 2018, the Company completed the sale of its GTX ECN business, which previously comprised the Company's institutional segment, to Deutsche Börse Group, via its FX unit, 360T, for a total purchase price of $100 million less a working capital adjustment which amounted to a $0.2 million reduction in the purchase price. During the quarter ended June 30, 2018, the Company determined that the institutional segment met the discontinued operations criteria set forth in Accounting Standards Codification ("ASC") Subtopic 205-20-45, Presentation of Financial Statements. As such, the institutional segment results have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income for the three and six months ended June 30, 2018. For more information relating to the discontinued operations of the Company's GTX ECN business, please see Note 4.

Cash and securities held for customers
Cash and securities held for customers represent cash and highly liquid assets held to fund customer liabilities in connection with trading positions and customers' cash balances. Included in this balance are funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company records a corresponding liability in connection with this amount in Payables to customers on the Condensed Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, $107.3 million and $104.7 million, respectively, of total Cash and securities held for customers were invested in U.S. government and agency securities, of which $96.3 million were classified as Securities due to their term and $11.0 million were classified as cash as they were short-term as of June 30, 2019, and all of which were classified as Securities as of December 31, 2018. For more information relating to Cash and securities held for customers, please see Note 6. Such securities are carried at fair value, with unrealized and realized gains and losses included in Interest revenue and Other revenue/(loss) in the Condensed Consolidated Statement of Operations and Comprehensive (Loss)/Income. In addition, the Company holds certain customer funds in segregated or secured broker accounts. Legally segregated balances are not available for general use, in accordance with certain jurisdictional regulatory requirements.

The table below further breaks out the Cash and securities held for customers as of June 30, 2019 and 2018 (amounts in thousands):

	June 30,
	2019	2018
Cash and cash equivalents held for customers	$759,391	$816,475
Marketable securities held for customers	96,324	103,891
Cash and securities held for customers	$855,715	$920,366

Securities held for customers reclassification

To conform with current period presentation, Securities were reclassified in the Statement of Cash Flows for the six months ended June 30, 2018. An amount equal to $103.9 million that was previously a component of the ending Cash and cash equivalents reconciliation is now separately shown within the operating activities section in the Statement of Cash Flows.

Non-controlling interest
In December 2018, the minority owners of Top Third Ag Marketing, LLC ("TT") notified the Company that they were exercising their put option with respect to their combined 21% ownership of TT. The purchase of the minority ownership interest closed on February 1, 2019 for approximately $2.4 million.

Significant Accounting Policies - Leases
Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. The Company determines if an arrangement is, or contains, a lease at inception date. Right-of-use assets and the related liabilities result from operating leases which were included in Other assets and Accrued expenses and other liabilities, respectively, in the 2019 Condensed Consolidated Balance Sheet.

Operating lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses the estimated incremental borrowing rate in determining the present value of lease payments. Variable components of the lease payments such as fair market value adjustments, utilities, and maintenance costs are expensed as incurred and not included in determining the present value. The lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has lease agreements with lease and non-lease components which are accounted for as a single lease component. As an accounting policy election, the Company excludes short-term leases having initial terms of 12 months or less under the new lease accounting guidance. Lease expense is recognized on a straight-line basis over the lease term. See Note 3 for additional information on leases.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

2. ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which amended the guidance on accounting for leases. The FASB issued this update to increase transparency and comparability among organizations. This update requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. The Company adopted the ASU effective January 1, 2019 using the additional (optional) approach, in accordance with ASU 2018-11 Leases (Topic 842): Targeted Improvements. The Company initially recorded a right of use asset and lease liability of $12.6 million and $14.9 million, in Other assets and Accrued expenses and other liabilities, respectively. There was no effect on opening retained earnings, and the Company continues to account for leases in the prior period financial statements under ASC Topic 840.

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

3. LEASES

The Company leases office space under agreements classified as operating leases that expire on various dates through 2025. Most of the Company’s lease related assets and liabilities result from the lease of its corporate headquarters in New Jersey, which expires in 2025. The Company's leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases.
During June 2019, the Company entered into a lease modification for its London office space whereby the Company exercised its right to terminate the lease early, during June 2020. The Company accounted for this change in termination date as a modification and remeasured the value of the right of use asset and related lease liability on such date. This remeasurement resulted in a reduction of $3.7 million and $3.7 million to the right of use asset and related lease liability, respectively, as of June 30, 2019.
At June 30, 2019, the Company had operating lease liabilities of $9.9 million and right of use assets of $7.6 million, which were included in Accrued expenses and other liabilities and Other assets, respectively, in the Condensed Consolidated Balance Sheet.
The following summarizes quantitative information about the Company’s operating leases (amounts in thousands, except lease term and discount rate):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost
Operating lease cost	$795	$1,591
Total lease cost	$795	$1,591

Other information
Operating cash flows from operating leases		$1,730
Weighted-average remaining lease term - operating leases		2.9 years
Weighted-average discount rate - operating leases		7.5%

Maturities of the Company's operating leases, excluding short-term leases, are as follows (amounts in thousands):

For the six months ending at December 31, 2019	$1,734
For the year ended December 31, 2020	3,969
For the year ended December 31, 2021	1,380
For the year ended December 31, 2022	1,110
For the year ended December 31, 2023	1,215
For the year ended December 31, 2024	1,215
Thereafter	1,114
Total	11,737
Less: imputed interest	(1,808)
Operating lease liabilities at June 30, 2019	$9,929
Total rent expense, which is recorded on a straight-line basis, was $1.5 million and $3.0 million for the three and six months ended June 30, 2019, respectively.

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

There were no operations from the discontinued segment for the three and six months ended June 30, 2019 and there were no assets held for sale as of June 30, 2019. The results of operations from the discontinued segment for the three and six months ended June 30, 2018 are as follows (amounts in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
REVENUE:
Institutional revenue	$7,923	$16,379
Other loss	(2)	(2)
Total non-interest revenue	7,921	16,377
Interest revenue	55	103
Total net interest revenue	55	103
Net revenue	$7,976	$16,480

EXPENSES:
Employee compensation and benefits	$2,466	$5,879
Trading expenses	2,782	5,439
Other expenses	1,861	3,924
Total operating expense	$7,109	$15,242

OPERATING PROFIT	867	1,238
Gain on sale of discontinued operations	69,581	69,581
INCOME BEFORE INCOME TAX BENEFIT	70,448	70,819

Income tax expense	9,806	5,831
NET INCOME FROM DISCONTINUED OPERATIONS	$60,642	$64,988

5. REVENUE RECOGNITION

Futures Revenue

Futures revenue consists primarily of commissions earned on futures and futures options trades. The Company executes trades on behalf of its customers, for which the Company earns commissions. The Company is not exposed to any market risk from this activity. The Company’s performance obligation related to futures revenue is trade execution and is satisfied on the trade date; accordingly, commission revenues are recorded on the trade date.

Disaggregation of Futures Revenues
The following table presents the Company’s futures revenue from contracts with customers disaggregated by customer and service type for the services described above, as it relates to the futures segment for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Futures
Direct Customers (1)	$4,339	$4,574	$6,932	$8,204
Indirect Customers (2)	5,910	6,555	11,307	13,570
Other (3)	1,412	971	2,832	1,817

Net Futures Revenue	$11,661	$12,100	$21,071	$23,591

(1)	Direct customers are all customers not classified as indirect

(2)	Indirect customers are referred to the Company by introducing brokers

(3)	Other revenue comprises interest and fees

Futures Contract Assets and Futures Contract Liabilities
The timing of revenue recognition may differ from the timing of payment. The Company records an accrual when revenue is recognized prior to payment and when the Company has an unconditional right to payment. The Company records a contract liability when payment is received prior to the time at which the service obligation is satisfied.

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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Cash and securities held for customers:
US treasury bills: U.S. government and agency securities	$96,324	$—	$—	$96,324
US treasury bills: U.S. government and agency securities - short term	10,961	—	—	10,961
Receivable from brokers:
Broker derivative contracts	—	(2,631)	—	(2,631)
Other assets:
Certificates of deposit	177	—	—	177
Other	141	—	—	141
Payables to customers:
Customer derivative contracts	—	120,875	—	120,875
Payables to brokers:
Broker derivative contracts	—	3,951	—	3,951
Total	$107,603	$122,195	$—	$229,798

	Fair Value Measurements on a Recurring Basis as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Cash and securities held for customers:
US treasury bills: U.S. government and agency securities	$104,712	$—	$—	$104,712
Receivable from brokers:
Broker derivative contracts	—	(7,637)	—	(7,637)
Other assets:
Certificates of deposit	176	—	—	176
Other	128	—	—	128
Payables to customers:
Customer derivative contracts	—	144,440	—	144,440
Payables to brokers:
Broker derivative contracts	—	1,457	—	1,457
Total	$105,016	$138,260	$—	$243,276

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the six months ended June 30, 2019, nor has there been any movement between levels during the period.

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

Level 3 Financial Liabilities

The Company did not have any Level 3 Financial Assets or Liabilities as of June 30, 2019 or December 31, 2018.

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

	As of June 30, 2019		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$113,577	$113,577	$—	$113,577	$—
Financial Liabilities:
Payables to customers	$976,590	$976,590	$—	$976,590	$—
Payables to brokers	$5,293	$5,293	$—	$5,293	$—
Convertible senior notes	$135,296	$140,390	$—	$140,390	$—

	As of December 31, 2018		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$91,908	$91,908	$—	$91,908	$—
Financial Liabilities:
Payables to customers	$986,918	$986,918	$—	$986,918	$—
Payables to brokers	$3,092	$3,092	$—	$3,092	$—
Convertible senior notes	$132,109	$158,752	$—	$158,752	$—

7. DERIVATIVES

The Company’s contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from brokers, Payables to customers and Payables to brokers on the accompanying Condensed Consolidated Balance Sheets (amounts in thousands):

	June 30, 2019
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$93,130	$(18,639)	$74,491
CFD contracts	77,893	(39,186)	38,707
Metals contracts	12,274	(3,277)	8,997
Total	$183,297	$(61,102)	$122,195

	June 30, 2019

	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/(Liabilities):
Receivables from brokers	$113,577	$(2,631)	$110,946
Payables to customers	$(976,590)	$120,875	$(855,715)
Payables to brokers	$(5,293)	$3,951	$(1,342)

	December 31, 2018
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$100,158	$(20,382)	$79,776
CFD contracts	77,014	(21,220)	55,794
Metals contracts	6,438	(3,748)	2,690
Total	$183,610	$(45,350)	$138,260

	December 31, 2018
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/(Liabilities):
Receivables from brokers	$91,908	$(7,637)	$84,271
Payables to customers	$(986,918)	$144,440	$(842,478)
Payables to brokers	$(3,092)	$1,457	$(1,635)
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

	June 30, 2019
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	4,495,639	3,286,533
CFD contracts	122,078	129,572
Metals contracts	623	114
Total	4,618,340	3,416,219

	December 31, 2018
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,780,488	3,238,781
CFD contracts	98,840	134,546
Metals contracts	489	188
Total	3,879,817	3,373,515
The Company did not designate any of its derivatives as hedging instruments. Net gains with respect to derivative instruments reflected in Retail revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income for the three and six months ended June 30, 2019 and 2018 were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivative Instruments:
Foreign currency exchange contracts	$33,548	$51,579	$49,684	$92,830
CFD contracts	23,762	14,681	29,701	51,828
Metals contracts	3,109	5,759	5,312	11,481
Total	$60,419	$72,019	$84,697	$156,139

8. RECEIVABLES FROM BROKERS
The Company has posted funds with brokers as collateral required by agreements for holding trading positions. These amounts are reflected as Receivables from brokers on the Condensed Consolidated Balance Sheets.

Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	June 30, 2019	December 31, 2018
Required collateral	$113,577	$91,908
Open foreign exchange positions	(2,631)	(7,637)
Total	$110,946	$84,271

9. INTANGIBLE ASSETS
The Company’s various intangible assets consisted of the following as of (amounts in thousands):

	June 30, 2019			December 31, 2018
Intangibles	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$45,267	$(30,119)	$15,148	$58,494	$(40,208)	$18,286
Technology	23,679	(14,501)	9,178	49,430	(38,555)	10,875
Trademarks	6,053	(3,817)	2,236	7,308	(4,637)	2,671
Total finite lived intangibles	74,999	(48,437)	26,562	115,232	(83,400)	31,832
Trademark not subject to amortization (1)	363	—	363	363	—	363
Total intangibles	$75,362	$(48,437)	$26,925	$115,595	$(83,400)	$32,195

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

During the six months ended June 30, 2019, the Company wrote-off $34.4 million of fully amortized intangible assets, which was an equal amount for both gross and accumulated amortization and did not have any impact on the results of operations or cash flows.

The Company had the following identifiable intangible assets and weighted average amortization periods as of June 30, 2019:

Intangible Assets	Weighted average amortization period
Customer lists	8.2 years
Technology	7.2 years
Trademarks	7.0 years

Amortization expense for the purchased intangibles was $1.9 million and $3.6 million for the three months ended June 30, 2019 and 2018 respectively, and $5.2 million and $7.3 million for the six months ended June 30, 2019 and 2018, respectively.

Goodwill

Goodwill is evaluated for impairment on an annual basis on October 31 and in interim periods when events or changes indicate the carrying value may not be recoverable.

The Company operates under two reporting units: retail and futures. There were no additions or impairments to the carrying value of the Company’s goodwill during the six months ended June 30, 2019.

The following represents the changes in the carrying amount of goodwill by segment (amounts in thousands):

	Retail	Futures	Total
Carrying amount of goodwill as of December 31, 2018	$25,435	$2,385	$27,820
Foreign currency translation adjustments	(37)	(3)	(40)
Carrying amount of goodwill as of June 30, 2019	$25,398	$2,382	$27,780

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company. These accounts are recorded in Payables to customers on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $0.4 million and $0.4 million as of June 30, 2019 and December 31, 2018, respectively.

IPGL Limited, the majority selling shareholder in the acquisition of City Index, has a trading account with the Company which is recorded in Payables to customers on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $16.9 million and $11.7 million as of June 30, 2019 and December 31, 2018, respectively.

The net revenue generated by any individual related party was not deemed to be material in any period.

At June 30, 2019, the Company had receivables of $0.2 million in the aggregate due from certain officers of the Company for taxes paid on equity vestings. The Company recorded these receivables in Other assets, and the Company received the funds in July 2019. There were no receivables due from the Company's officers as of December 31, 2018.

11. REVOLVING CREDIT ARRANGEMENT

On August 3, 2017, the Company entered into a Credit Agreement, dated as of August 2, 2017, for a three year $50.0 million senior secured first lien revolving credit facility that matures in August 2020. Upon request of the Company, the credit facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. The credit facility contains covenants that are customary for an issuer with senior debt. The commitment fees of $0.5 million are amortized over the life of the facility and are recorded to Other Assets. As of June 30, 2019, the Company was not in compliance with a covenant in the Credit Agreement relating to the Company's Consolidated Interest Coverage Ratio (as defined in the Credit Agreement).  The lenders under the Credit Agreement have waived any event of default arising from this noncompliance for the quarter ended June 30, 2019.  The Company will not be able to draw funds under the Credit Agreement until it is in full compliance with all of the financial covenants in the Credit Agreement.

As of June 30, 2019 and December 31, 2018, there were no amounts outstanding under the revolving line of credit.
12. CONVERTIBLE SENIOR NOTES

On August 22, 2017, the Company issued $92.0 million aggregate principal amount of its 5.00% Convertible Senior Notes, due August 15, 2022, and on April 1, 2015, the Company issued $60.0 million aggregate principal amount of its 4.125% Convertible Senior Notes, due April 1, 2020 (collectively the "Convertible Senior Notes"). The balances of the liability and equity components of the Convertible Senior Notes as of June 30, 2019 and December 31, 2018 were as follows (amounts in thousands):

	June 30, 2019	December 31, 2018
Liability component - principal	$152,000	$152,000
Deferred bond discount	(16,369)	(19,503)
Deferred financing cost	(335)	(388)
Liability component - net carrying value	$135,296	$132,109

Additional paid in capital	$39,405	$39,405
Discount attributable to equity	(826)	(826)
Equity component	$38,579	$38,579
Interest expense related to the Convertible Senior Notes, included in Interest expense on long term borrowings in the Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income, was as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense - stated coupon rate	$1,769	$1,834	$3,530	$3,668
Interest expense - amortization of deferred bond discount and costs	1,616	1,554	3,188	3,060
Total interest expense - convertible senior notes	$3,385	$3,388	$6,718	$6,728

13. EARNINGS/(LOSS) PER COMMON SHARE

Basic and diluted earnings/(loss) per common share are computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share includes the determinants of basic net income/(loss) per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options, unvested restricted stock units and unvested restricted stock awards.

Diluted earnings/(loss) per share excludes any shares of Company common stock potentially issuable under the Company’s Convertible Senior Notes, which are discussed in Note 12. Based upon an assumed trading price of $10 for each share of the Company’s common stock, and if the relevant conditions under the indenture governing the 2020 and 2022 Convertible Senior Notes were satisfied, there would be 0.3 million and 2.0 million dilutive shares as of June 30, 2019, for the 2020 and 2022 Convertible Senior Notes, respectively.

The following table sets forth the computation of earnings/(loss) per share (amounts in thousands except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income/(loss) from continuing operations	$925	$6,832	$(27,428)	$18,747
Less income attributable to non-controlling interests	—	326	—	501
Net income/(loss) from continuing operations	925	6,506	(27,428)	18,246
Adjustment (1)	—	(523)	—	(890)
Net income/(loss) available to GAIN common shareholders from continuing operations	$925	$5,983	$(27,428)	$17,356

Net income from discontinued operations	—	60,642	—	64,988

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	37,187,060	44,797,103	37,355,133	44,906,800
Effect of dilutive securities:
Stock options	56,435	276,899	—	269,316
RSUs	—	235,000	—	239,658
Diluted weighted average common shares outstanding	37,243,495	45,309,002	37,355,133	45,415,774

Basic earnings/(loss) from continuing operations	$0.02	$0.13	$(0.73)	$0.39
Basic earnings from discontinued operations	$—	$1.36	$—	$1.45

Diluted earnings/(loss) from continuing operations	$0.02	$0.13	$(0.73)	$0.38
Diluted earnings from discontinued operations	$—	$1.34	$—	$1.43

(1)
During the three and six months ended June 30, 2018, the Company concluded that the carrying values of the redeemable noncontrolling interests were less than redemption value and adjusted carrying value to equal redemption value. This adjustment was a component of the earnings per common share calculation.

For the six months ended June 30, 2019, all common stock equivalents are excluded from the computation of diluted loss per share from continuing operations, because the result would be anti-dilutive. The table below shows securities excluded from the dilution calculation, under the treasury stock method, during the six months ended June 30, 2019 because of the Company's net loss during that period.

Six Months Ended June 30, 2019
Stock options (1)	113,208
RSUs	45,260
Total securities excluded from diluted loss per share calculation	158,468

(1)	During the six months ended June 30, 2019, 0.4 million stock options were out of the money and excluded from the computation of diluted loss or earnings per share from continuing operations.
14. COMMITMENT AND CONTINGENCIES
From time to time the Company becomes involved in legal proceedings and in each case the Company assesses the likely liability and/or the amount of damages as appropriate. Where available information indicates that it is probable a liability has been incurred at the date of the Condensed Consolidated Financial Statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the amount of any loss. In addition, even where loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss.

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

15. INCOME TAXES

The Company's provision/(benefit) for income taxes was approximately $2.2 million and $(3.8) million for the three and six months ended June 30, 2019, respectively, and a (benefit)/provision of approximately $(0.3) million and $7.4 million for the three and six months ended June 30, 2018, respectively. These amounts reflect the Company's estimate of the annual effective tax rates of 70.6% and (4.0)%, adjusted for certain discrete items, for the three months ended June 30, 2019 and 2018, respectively. The Company's effective tax rates of 12.3% and 28.3% for the six months ended June 30, 2019 and 2018, respectively, reflect the Company's estimate of the annual effective tax rate adjusted for certain discrete items, primarily increases to deferred tax assets resulting from basis adjustments in 2019, and changes in uncertain tax positions in 2018. Changes in the Company's effective tax rate arise primarily from changes in the geographic mix of revenues and expenses, as well as changes to statutory tax rates.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Certain net deferred tax assets of the Company are included in Other assets on the Condensed Consolidated Balance Sheets.
16. REGULATORY REQUIREMENTS
The following table illustrates the minimum regulatory capital the Company's subsidiaries were required to maintain as of June 30, 2019 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$35.8	$58.2	$22.4	163%
GAIN Capital Securities, Inc.	0.1	0.4	0.3	400%
GAIN Capital U.K., Ltd.	58.5	194.5	136.0	332%
GAIN Capital Japan Co., Ltd.	1.1	11.8	10.7	1,073%
GAIN Capital Australia, Pty. Ltd.	0.9	7.1	6.2	789%
GAIN Global Markets, Inc.	0.2	1.7	1.5	850%
GAIN Capital-Forex.com Canada, Ltd.	0.2	1.8	1.6	900%
GAIN Capital Singapore Pte., Ltd.	3.7	10.4	6.7	281%
Trade Facts, Ltd.	0.5	3.5	3.0	700%
Global Asset Advisors, LLC (1)	0.0	1.5	1.5	100%
Total	$101.0	$290.9	$189.9	288%
(1)    The Global Asset Advisors, LLC minimum regulatory capital requirement is $45 thousand.
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

Selected financial information by segment is presented in the following tables (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Retail reportable segment:
Net revenue	$64,737	$74,532	$92,896	$160,205

Employee compensation and benefits	13,472	13,648	26,384	29,072
Selling and marketing	9,871	6,496	19,823	12,161
Referral fees	4,377	7,040	8,767	14,726
Other operating expenses	16,131	18,279	34,355	36,011
Segment profit	$20,886	$29,069	$3,567	$68,235

Futures reportable segment:
Net revenue	$11,661	$12,100	$21,071	$23,591

Employee compensation and benefits	2,836	2,863	5,000	5,374
Selling and marketing	200	202	460	443
Referral fees	3,101	3,424	5,808	7,169
Other operating expenses	3,439	3,556	6,661	7,349
Segment profit	$2,085	$2,055	$3,142	$3,256

Corporate and other:
Other loss	$(891)	$(2,447)	$(25)	$(1,251)

Employee compensation and benefits	6,335	5,962	11,516	12,365
Selling and marketing	3	69	13	133
Other operating expenses	2,897	3,711	5,804	6,970
Loss	$(10,126)	$(12,189)	$(17,358)	$(20,719)
TOTAL SEGMENT PROFIT/(LOSS)	$12,845	$18,935	$(10,649)	$50,772

Depreciation and amortization	$4,406	$5,341	$8,656	$10,709
Purchased intangible amortization	1,911	3,612	5,240	7,280
Restructuring expenses	—	25	—	25
Impairment of investment	—	—	—	(130)
OPERATING PROFIT/(LOSS)	$6,528	$9,957	$(24,545)	$32,888
Interest expense on long term borrowings	3,385	3,388	6,718	6,728
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	$3,143	$6,569	$(31,263)	$26,160

18. SUBSEQUENT EVENTS
On July 25, 2019, the Company declared a $0.06 dividend per share of Common Stock payable on September 27, 2019 to stockholders of record on September 23, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN,” the “Company,” “our,” “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. GAIN’s fiscal quarter ended on June 30, 2019.

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

We operate our business in two segments. Through our retail segment, we provide customers around the world access to over 15,000 global financial markets, including spot foreign exchange (forex), precious metals trading, as well as contracts for difference ("CFDs"), which are investment products with returns linked to the performance of underlying assets. We offer CFDs on currencies, commodities, indices, individual equities, cryptocurrencies, bonds, options and interest rate products. In the United Kingdom, we offer spread bets, which are investment products similar to CFDs, but offer more favorable tax treatment for residents of the United Kingdom.

In addition to OTC products offered by our retail segment, our futures segment offers exchange-traded futures and options on futures on more than 30 global exchanges. Each of our operating segments is discussed in more detail below. For financial information regarding our segments, please refer to Note 17 to our Condensed Consolidated Financial Statements.

As a global provider of online trading services, our results of operations are impacted by a number of external factors, including market volatility, competition, the regulatory environments in the various jurisdictions and markets in which we operate, as well as the financial condition of the retail customers to whom we provide our services. These are not the only factors, and additional factors may impact our results of operations in future periods. Please refer to “Part II - Item 1A. Risk Factors” for a discussion of other factors that may impact our business.

Market Environment and Trading Volatility
Our revenue and operating results may vary significantly from period to period primarily because of movements and trends in global financial markets and fluctuations in market volatility, which is driven by a range of external factors, some of which are market specific and some of which are correlated to general macroeconomic conditions. As a general rule, our businesses typically benefit from volatility in the prices of the products that we offer, as periods of increased volatility often coincide with higher levels of trading by our clients and a higher volume of transactions. However, periods of extreme volatility may result in significant market dislocations that can lead clients to reduce their trading activity. In addition, volatility that results in market prices moving within a relatively narrow band of prices may lead to less profitable trading activity. Also, low or extremely high market volatility can adversely affect our ability to profitably manage our net exposure, which is the unhedged portion of the trading positions we enter into with customers in our retail segment.

For the three and six months ended June 30, 2019, overall low volatility and softer market conditions resulted in lower volumes during the periods, which negatively impacted our financial results, relative to the comparative periods.

Competition
The products we offer have generally been accessible to retail investors for a significantly shorter period than many other securities products, such as cash equities, and our industry is rapidly evolving and characterized by intense competition. Entering new markets often requires us to lower our pricing in order to attract customers and compete with other companies that have already established customer bases in such markets. In addition, in existing markets, on occasion we make short-term decisions to be more aggressive regarding the pricing we offer our customers, or we may decide to offer additional services at reduced rates, or free of charge, in order to attract customers and take market share from our competitors.

Regulatory Environment
In March 2018, the European Securities and Markets Authority ("ESMA") announced product intervention measures to further regulate the marketing, distribution or sale of CFDs to retail investors in the European Union. These measures include leverage limits which vary based on the underlying asset, a margin close out rule on a per account basis, negative balance protection on a per account basis, a restriction on incentives offered to trade CFDs and a required standardized risk warning. These measures have now been published in the Official Journal of the European Union and became effective on August 1, 2018. The unique low volatility experienced for most of the period since the ESMA changes were introduced on August 1, 2018 has left it difficult to assess their long-term impact. However, indications so far remain in line with the Company’s initial expectations that the restrictions on leverage are not expected to have a material adverse impact on the Company’s results of operations or financial condition.

As a result of historical and/or future regulatory changes, we may be required to change our business strategy, including the nature of the products that we offer, the target market for our products or our overall strategy in one or more geographic markets.

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

Revenue
We categorize our revenue as either retail revenue, futures revenue, other revenue, or net interest revenue.

Retail Revenue
Retail revenue is our largest source of revenue. It consists principally of trading revenue from our retail segment.

Trading revenue in our retail segment is generated by forex products and non-forex products, including spot forex, precious metals, spread bets and CFDs on currencies, commodities, indices, individual equities, cryptocurrencies, bonds, options and interest rate products, as well as OTC options on forex.

We generate this revenue in two ways: (1) trading revenue from our market making activities for OTC products, earned principally from the bid/offer spread we offer our customers, financing charges for positions held overnight, commissions on equity CFD trades, and other account related fees and (2) any net gains and losses generated through changes in the market value of the currencies and other products held in our net exposure.

For the three and six months ended June 30, 2019, retail revenue represented 80.0% and 74.3% of our total net revenue, respectively. For the three and six months ended June 30, 2018, retail revenue represented 85.6% and 85.5% of our total net revenue, respectively.

For the three and six months ended June 30, 2019, approximately 94% and 95%, respectively, of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 6% and 5%, respectively, of our average daily retail trading volume consisted of our net exposure. For the three and six months ended June 30, 2018, approximately 97% and 97%, respectively, of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 3% and 3%, respectively, of our average daily retail trading volume consisted of our net exposure.

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

Futures Revenue
Futures revenue consists primarily of commissions earned on futures and futures options trades. On behalf of our futures customers, the Company executes trades, for which we earn commissions. The Company is not exposed to any market risk in connection with this activity. The Company’s futures revenue performance obligation is trade execution, which is satisfied on the trade date; accordingly, commission revenues are recorded on the trade date.

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

Our cash and customer cash is generally invested in securities, U.S. Treasury bills, or money market instruments. Interest paid to customers varies primarily due to the net value of a customer account. A customer’s net account value equals cash on deposit plus the mark-to-market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $3.8 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively, and $7.5 million and $4.1 million for the six months ended June 30, 2019 and 2018, respectively.

Expenses

Our expenses principally comprise the following:

Employee Compensation and Benefits
Employee compensation and benefits includes salaries, bonuses, commissions, stock-based compensation, contributions to benefit programs, and other related employee costs.

Selling and Marketing

Our marketing strategy employs a combination of direct online marketing and focused branding programs, with the goal of raising awareness and cost-effectively acquiring customers for our products and services, as well as client engagement and retention.

Referral Fees

Referral fees consist of compensation paid to our white label partners and introducing brokers. We generally provide white label partners with the platform, systems, and back-office services necessary for them to offer trading services to their customers. Introducing brokers identify and direct customers to us. Referral fees expense are payments made to these parties for referring customers to us.

Referral fees are largely variable and change principally based on the level of customer trading volume directed to us by our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from the customers that they have introduced. Our retail indirect business accounted for 21.1% and 21.5% of retail trading volume in the three and six months ended June 30, 2019 and 24.8% and 24.0% for the three and six months ended June 30, 2018, respectively.

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

Depreciation and Amortization

Depreciation and amortization is expense for physical assets and software purchased for use over a period of several years, as well as the amortization of internally developed software.

Purchased Intangible Amortization

Purchased intangible amortization consists of amortization related to intangible assets connected with our acquisitions. The principal intangible assets acquired are technology, customer relationships, and trademarks. These intangible assets have initial useful lives ranging from one year to ten years.

Communications and Technology

Communications and technology consists of communications fees, data fees, product development, software and maintenance expenses.

Bad Debt Provision

Bad debt provision represents amounts estimated for the uncollectibility of certain outstanding balances that arise during the period.

Interest Expense on Long Term Borrowings

Interest expense on long term borrowings consists of interest expense on our 4.125% Convertible Senior Notes due 2020 and interest expense on our 5.00% Convertible Senior Notes due 2022.

Operating Metrics
We review various key operating metrics, which are described below, to evaluate the performance of our businesses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Retail
OTC Trading Volume (billions) (1)	$464.3	$679.6	$951.6	$1,474.9
OTC Average Daily Volume (billions)	$7.1	$10.6	$7.4	$11.5
12 Month Trailing Active OTC Accounts (2)	118,320	130,018	118,320	130,018
3 Month Trailing Active OTC Accounts (2)	69,556	76,654	$69,556	$76,654
Client Assets (millions)	$638.4	$711.4	$638.4	$711.4

Futures
Number of Futures Contracts (3)	1,978,251	2,073,684	3,734,124	4,233,915
Futures Average Daily Contracts	31,401	32,401	30,114	33,871
12 Month Trailing Active Futures Accounts (2)	7,406	7,881	7,406	7,881
Client Assets (millions)	$217.3	$209.0	$217.3	$209.0

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

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
REVENUE:
Retail revenue	$60,419	$72,032	$(11,613)	(16.1)%	$84,697	$156,152	$(71,455)	(45.8)%
Futures revenue	10,249	11,129	(880)	(7.9)%	18,239	21,774	(3,535)	(16.2)%
Other revenue/(loss)	1,022	(1,411)	2,433	172.4%	3,508	484	3,024	624.8%
Total non-interest revenue	$71,690	$81,750	$(10,060)	(12.3)%	$106,444	$178,410	$(71,966)	(40.3)%
Interest revenue	4,432	2,827	1,605	56.8%	8,726	4,901	3,825	78.0%
Interest expense	615	392	223	56.9%	1,228	766	462	60.3%
Total net interest revenue	3,817	2,435	1,382	56.8%	7,498	4,135	3,363	81.3%
Net revenue	$75,507	$84,185	$(8,678)	(10.3)%	$113,942	$182,545	$(68,603)	(37.6)%
EXPENSES:
Employee compensation and benefits	$22,644	$22,473	$171	0.8%	$42,899	$46,811	$(3,912)	(8.4)%
Selling and marketing	10,073	6,767	3,306	48.9%	20,297	12,737	7,560	59.4%
Referral fees	7,478	10,464	(2,986)	(28.5)%	14,575	21,895	(7,320)	(33.4)%
Trading expenses	5,427	5,541	(114)	(2.1)%	10,907	11,352	(445)	(3.9)%
General and administrative	11,738	14,228	(2,490)	(17.5)%	24,493	26,692	(2,199)	(8.2)%
Depreciation and amortization	4,406	5,341	(935)	(17.5)%	8,656	10,709	(2,053)	(19.2)%
Purchased intangible amortization	1,911	3,612	(1,701)	(47.1)%	5,240	7,280	(2,040)	(28.0)%
Communications and technology	4,821	5,495	(674)	(12.3)%	10,512	10,886	(374)	(3.4)%
Bad debt provision	481	282	199	70.6%	908	1,400	(492)	(35.1)%
Restructuring expenses	—	25	(25)	(100.0)%	—	25	(25)	(100.0)%
Impairment of investment	—	—	—	—%	—	(130)	130	100.0%
Total operating expense	$68,979	$74,228	$(5,249)	(7.1)%	$138,487	$149,657	$(11,170)	(7.5)%
OPERATING PROFIT/(LOSS)	6,528	9,957	(3,429)	(34.4)%	(24,545)	32,888	(57,433)	(174.6)%
Interest expense on long term borrowings	3,385	3,388	(3)	(0.1)%	6,718	6,728	(10)	(0.1)%
INCOME/(LOSS) BEFORE INCOME TAX	$3,143	$6,569	$(3,426)	(52.2)%	$(31,263)	$26,160	$(57,423)	(219.5)%
Income tax expense/(benefit)	2,218	(263)	2,481	943.3%	(3,835)	7,413	(11,248)	(151.7)%
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	$925	$6,832	$(5,907)	(86.5)%	$(27,428)	$18,747	$(46,175)	(246.3)%
Income from discontinued operations	—	60,642	(60,642)	(100.0)%	—	64,988	(64,988)	(100.0)%
NET INCOME/(LOSS)	$925	$67,474	$(66,549)	(98.6)%	$(27,428)	$83,735	$(111,163)	(132.8)%
Less income attributable to non-controlling interest	—	326	(326)	(100.0)%	—	501	(501)	(100.0)%
NET INCOME/(LOSS) APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$925	$67,148	$(66,223)	(98.6)%	$(27,428)	$83,234	$(110,662)	(133.0)%

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	(amounts in thousands)				(amounts in thousands)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net Revenue:
Retail segment	$64,737	$74,532	$(9,795)	(13.1)%	$92,896	$160,205	$(67,309)	(42.0)%
Futures segment	11,661	12,100	(439)	(3.6)%	21,071	23,591	(2,520)	(10.7)%
Corporate and other	(891)	(2,447)	1,556	63.6%	(25)	(1,251)	1,226	98.0%
Net revenue	$75,507	$84,185	$(8,678)	(10.3)%	$113,942	$182,545	$(68,603)	(37.6)%

The decrease in retail segment revenue for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to a decrease in volume, which resulted from unusually low volatility in the period. This decrease was slightly offset by an increase in revenue capture, which benefited from increased financing revenues on higher open client positions. The decrease in retail segment revenue for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a decrease in revenue capture and a decrease in volume, both of which resulted from unusually low volatility in the period.

The decreases in futures revenue for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were primarily due to decreased contracts traded, reflecting softer market conditions. As a result of changes to our business mix, revenue per contract fell along with volumes.

The increases in corporate and other revenue for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were primarily due to the impact of foreign currency revaluation.

Net revenue from each segment includes applicable net interest revenue, which increased for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, primarily due to our increased focus on generating interest income from our holdings.

Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	(amounts in thousands)				(amounts in thousands)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Employee compensation and benefits	$22,644	$22,473	$171	0.8%	$42,899	$46,811	$(3,912)	(8.4)%
Selling and marketing	10,073	6,767	3,306	48.9%	20,297	12,737	7,560	59.4%
Referral fees	7,478	10,464	(2,986)	(28.5)%	14,575	21,895	(7,320)	(33.4)%
Trading expenses	5,427	5,541	(114)	(2.1)%	10,907	11,352	(445)	(3.9)%
General and administrative	11,738	14,228	(2,490)	(17.5)%	24,493	26,692	(2,199)	(8.2)%
Depreciation and amortization	4,406	5,341	(935)	(17.5)%	8,656	10,709	(2,053)	(19.2)%
Purchased intangible amortization	1,911	3,612	(1,701)	(47.1)%	5,240	7,280	(2,040)	(28.0)%
Communications and technology	4,821	5,495	(674)	(12.3)%	10,512	10,886	(374)	(3.4)%
Bad debt provision	481	282	199	70.6%	908	1,400	(492)	(35.1)%
Restructuring expenses	—	25	(25)	(100.0)%	—	25	(25)	(100.0)%
Impairment of investment	—	—	—	—%	—	(130)	130	100.0%
Total operating expense	$68,979	$74,228	$(5,249)	(7.1)%	$138,487	$149,657	$(11,170)	(7.5)%
The increase in employee compensation and benefits for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to an increase in stock compensation expense during the three months ended June 30,

2019. The decrease in employee compensation and benefits for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a decrease in expense from accrued incentive compensation, driven by lower results, during the six months ended June 30, 2019.

The increases in selling and marketing expense for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were primarily due to increases in marketing expenditures for our retail segment to support our key strategy of organic growth, with the aim of growing new and active direct customers through 2019 and beyond.

The decreases in referral fees for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were primarily due to the decrease in indirect volume during the three and six months ended June 30, 2019.

The decreases in trading expenses for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were primarily due to a decrease in costs that are directly linked to trading volume, primarily in our futures segment.

The decreases in general and administrative expenses for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were primarily due to lower professional fees, lower occupancy costs and lower taxes on spread betting, offset by an increase in irrecoverable value-added sales tax in the U.K. for the six months ended June 30, 2019.

The decreases in depreciation and amortization for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 resulted from certain assets being fully amortized between the periods.

The decreases in communication and technology for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were a result of a small decrease in software maintenance costs and related services.

The slight increase in bad debt provision for the three months ended June 30, 2019 resulted from a small increase in customer positions becoming negative, as compared to the prior period. The decrease in bad debt provision for the six months ended June 30, 2019 resulted from a slightly lower occurrence of negative customer positions as compared to the prior period.

Segment Results - Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

Retail Segment (amounts in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net revenue	$64,737	$74,532	$(9,795)	(13.1)%	$92,896	$160,205	$(67,309)	(42.0)%

Employee compensation and benefits	13,472	13,648	(176)	(1.3)%	26,384	29,072	(2,688)	(9.2)%
Selling and marketing	9,871	6,496	3,375	52.0%	19,823	12,161	7,662	63.0%
Referral fees	4,377	7,040	(2,663)	(37.8)%	8,767	14,726	(5,959)	(40.5)%
Other operating expenses	16,131	18,279	(2,148)	(11.8)%	34,355	36,011	(1,656)	(4.6)%
Segment profit	$20,886	$29,069	$(8,183)	(28.2)%	$3,567	$68,235	$(64,668)	(94.8)%

The decreases in employee compensation and benefits expenses for the retail segment for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were primarily due to a decrease in expense from accrued compensation, driven by lower results, during the three and six months ended June 30, 2019.

The increases in selling and marketing expense for the retail segment for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were primarily due to increases in marketing expenditures supporting our key strategy of organic growth, with the aim of growing new and active direct customers through 2019 and beyond.

The decreases in referral fees for the retail segment for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were primarily due to the decrease in indirect volume and a lower referral fee per million due to ongoing partner optimization efforts during the three and six months ended June 30, 2019.

The decreases in other operating expenses for the retail segment for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were primarily due to lower professional fees, lower occupancy costs and lower taxes on spread betting, offset slightly by an increase in irrecoverable value-added sales tax in the U.K. during the three and six months ended June 30, 2019.

Other operating expenses for the retail segment include general and administrative expenses, communication and technology expenses, trading expenses and bad debt.

Futures Segment (amounts in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net revenue	$11,661	$12,100	$(439)	(3.6)%	$21,071	$23,591	$(2,520)	(10.7)%

Employee compensation and benefits	2,836	2,863	(27)	(0.9)%	5,000	5,374	(374)	(7.0)%
Selling and marketing	200	202	(2)	(1.0)%	460	443	17	3.8%
Referral fees	3,101	3,424	(323)	(9.4)%	5,808	7,169	(1,361)	(19.0)%
Other operating expenses	3,439	3,556	(117)	(3.3)%	6,661	7,349	(688)	(9.4)%
Segment profit	$2,085	$2,055	$30	1.5%	$3,142	$3,256	$(114)	(3.5)%

The decreases in employee compensation and benefits expenses for the futures segment for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were primarily due to a decrease in sales commissions, resulting from lower trading volumes, as well as a decrease in expense from accrued compensation, which is driven by lower results.

The decreases in referral fees for the futures segment for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were primarily due to a decrease in trading volumes for the three and six months ended June 30, 2019.

The decreases in other operating expenses for the futures segment for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were primarily due to a decrease in trading costs related to lower volumes.

Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses, trading expenses and bad debt.

Corporate and Other (amounts in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Other loss	$(891)	$(2,447)	$1,556	63.6%	$(25)	$(1,251)	$1,226	98.0%

Employee compensation and benefits	6,335	5,962	373	6.3%	11,516	12,365	(849)	(6.9)%
Selling and marketing	3	69	(66)	(95.7)%	13	133	(120)	(90.2)%
Other operating expenses	2,897	3,711	(814)	(21.9)%	5,804	6,970	(1,166)	(16.7)%
Loss	$(10,126)	$(12,189)	$2,063	16.9%	$(17,358)	$(20,719)	$3,361	16.2%

The slight increase in employee compensation and benefits expenses for employees not attributed to any of our operating segments, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to an increase in stock compensation expense during the three months ended June 30, 2019. The decrease in employee compensation and benefits expenses for employees not attributed to any of our operating segments, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, was primarily due to a decrease in expense for the Company's incentive compensation plan due to softer financial results during the six months ended June 30, 2019.

The decreases in other operating expenses not attributed to any of our operating segments for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were primarily due to a reduction in professional fees related to non-recurring legal services.
Liquidity and Capital Resources
We have historically financed our liquidity and capital needs primarily through funds generated from operations by our subsidiaries, the issuance of debt and equity securities, the 4.125% Convertible Senior Notes due 2020 that were issued in 2015 in connection with our acquisition of City Index, the 5.00% Convertible Senior Notes due 2022 that were issued in the third quarter of 2017, and access to secured lines of credit, such as the revolving credit facility entered into in August 2017. In June 2018, we completed the sale of our GTX ECN business for a purchase price of $100 million, less a working capital adjustment which amounted to a $0.2 million reduction in the purchase price, resulting in cash sale proceeds of approximately $85.0 million, net of taxes and transaction-related expenses and fees. Those proceeds helped fund the share tender Dutch auction in November 2018, under which almost 6.4 million shares of common stock were repurchased at $7.84 per share, for a total purchase price of $50.0 million. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice, although the Company will not be able to draw funds under its revolving credit facility until it is in full compliance with all of the financial covenants in the credit facility, including the Consolidated Gross Leverage Ratio and Consolidated Interest Coverage Ratio (as each are defined in the credit facility). We expect that our capital expenditures for the next 12 months will be slightly lower than our expenditures in the comparative period.

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

Regulatory Capital Requirements

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of June 30, 2019 and the actual amounts of capital that were maintained on that date (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$35.8	$58.2	$22.4
GAIN Capital Securities, Inc.	0.1	0.4	0.3
GAIN Capital U.K., Ltd.	58.5	194.5	136.0
GAIN Capital Japan Co., Ltd.	1.1	11.8	10.7
GAIN Capital Australia, Pty. Ltd.	0.9	7.1	6.2
GAIN Global Markets, Inc.	0.2	1.7	1.5
GAIN Capital-Forex.com Canada, Ltd.	0.2	1.8	1.6
GAIN Capital Singapore Pte., Ltd.	3.7	10.4	6.7
Trade Facts, Ltd.	0.5	3.5	3.0
Global Asset Advisors, LLC (1)	0.0	1.5	1.5
Total	$101.0	$290.9	$189.9
(1)    The Global Asset Advisors, LLC minimum regulatory capital requirement is $45 thousand.
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

Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. GCGL’s current assets primarily consist of cash and cash equivalents reported on its balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. GCGL’s total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions or haircuts against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. GCGL’s net capital and adjusted net capital changes from day to day. As of June 30, 2019, GCGL had net capital of approximately $58.2 million and net capital requirements and haircut charges of $35.8 million. As of June 30, 2019, GAIN Capital Group’s excess net capital was $22.4 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GCGL’s net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

GAIN Capital Securities, Inc. (“GCSI”) is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended. GCSI is a member of the Financial Industry Regulatory Authority (“FINRA”), Municipal Securities Rulemaking Board (“MSRB”), and Securities Investor Protection Corporation (“SIPC”). Pursuant to the SEC’s Uniform Net Capital Rule 15c3-1, GCSI is required to maintain a minimum net capital balance (as defined) of $0.1 million. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. At June 30, 2019, GCSI maintained $0.3 million more than the minimum required regulatory capital for a total of 4.0 times the required capital.

GAIN Capital U.K. Ltd. ("GCUK") is regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK is required to maintain the greater of approximately $0.8 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration and market risk. At June 30, 2019, GCUK maintained $136.0 million more than the minimum required regulatory capital for a total of 3.3 times the required capital. Effective from 2016, the FCA began transitioning in additional capital requirements in the form of a capital conservation buffer and a countercyclical capital buffer as set out in Capital Requirements Directive, or CRD IV, Article 160 Transitional Provisions for Capital Buffers. The transitional period began on January 1, 2016 and ended on December 31, 2018. The minimum common equity tier 1 capital ratio requirement, from January 1, 2019 is 7%. The firm maintained a common equity tier 1 capital ratio of 26.6% as of June 30, 2019. The effect of the countercyclical buffer on the firm's existing capital requirements is negligible.

GAIN Capital Japan Co., Ltd. (“GCJP”) is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency (“FSA”) in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GCJP is a member of the Financial Futures Association of Japan. GCJP is subject to a minimum capital adequacy ratio of 140%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GC Japan’s market, counterparty credit risk and operational risk. At June 30, 2019, GCJP maintained $10.7 million more than the minimum required regulatory capital for a total of 10.7 times the required capital.

GAIN Capital Australia, Pty. Ltd. (“GCAU”) is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). GCAU holds an Australian Financial Services License that has been issued by ASIC. GCAU is required to maintain a minimum capital requirement of $0.9 million (1.0 million AUD). The regulatory capital held is required to be in excess of 110% of its requirements at all times. At June 30, 2019, GCAU maintained $6.2 million more than the minimum required regulatory capital for a total of 7.9 times the required capital.

GAIN Global Markets, Inc. (“GGMI”), the Company’s Cayman Island subsidiary, is a registered securities arranger and market maker with the Cayman Islands Monetary Authority (“CIMA”). GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or the financial resources requirement which is the sum of the Base Requirement, counterparty and position risk requirement, or $0.2 million. At June 30, 2019, GGMI maintained $1.5 million more than the minimum required regulatory capital for a total of 8.5 times the required capital.

GAIN Capital-Forex.com Canada, Ltd. (“GCCA”) is a Dealer Member of the Investment Industry Regulatory Organization of Canada (“IIROC”) and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory, but generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission, or OSC. GCCA is required to maintain risk-adjusted capital in excess of the minimum capital requirement. At June 30, 2019, GCCA maintained $1.6 million more than the minimum required regulatory capital for a total of 9.0 times the required capital.

GAIN Capital Singapore Pte., Ltd. (“GCS”) is registered by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of Capital Market Services License. GCS is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap 289). Under these rules GCS is required to maintain a minimum base capital of approximately $3.7 million (5.0 million SGD) and Financial Resources in excess of 120% of the total risk requirements at all times, which is calculated as the sum of operational, counterparty, large exposure and market risk at all times. At June 30, 2019, GCS maintained $6.7 million more than the required minimum regulatory capital for a total of 2.8 times the required capital.

Trade Facts, Ltd. (“Trade Facts”) is regulated by the FCA as a BIPRU Limited License Firm. Trade Facts is required to maintain the greater of a base financial resources requirement of approximately $0.1 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or a fixed overhead requirement. At June 30, 2019, Trade Facts maintained $3.0 million more than the minimum required regulatory capital for a total of 7.0 times the required capital.

Global Asset Advisors, LLC ("GAA") is a registered Introducing Broker and is subject to the CFTC Net Capital Rule (Rule 1.17). Under applicable provisions of these rules, GAA is required to maintain adjusted net capital of less than $0.1 million. At June 30, 2019, GAA maintained $1.5 million more than the minimum required regulatory capital.

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

An entity must separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component. The liability is reflected in our Condensed Consolidated Balance Sheets in an amount equal to the carrying value, which, as of June 30, 2019 and December 31, 2018, was $135.3 million and $132.1 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our shareholders’ equity on our Condensed Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component for our Convertible Senior Notes was $38.6 million as of both June 30, 2019 and December 31, 2018. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we reported lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our Condensed Consolidated Income Statement and Comprehensive (Loss)/Income because GAAP requires the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

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

Credit Facility

On August 3, 2017, the Company entered into a Credit Agreement, dated as of August 2, 2017, for a three year U.S. $50.0 million senior secured first lien revolving credit facility that matures in August 2020. Upon request of the Company, the credit facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. The credit facility contains covenants that are customary for an issuer with senior debt. As of June 30, 2019, the Company was not in compliance with a covenant in the Credit Agreement relating to the Company's Consolidated Interest Coverage Ratio (as defined in the Credit Agreement).  The lenders under the Credit Agreement have waived any event of default arising from this noncompliance for the quarter ended June 30, 2019. The Company will not be able to draw funds under the Credit Agreement until it is in full compliance with all of the financial covenants in the Credit Agreement. The Company pays a quarterly commitment fee based on the undrawn portion of the facility and interest on amounts drawn.

As of June 30, 2019, there were no amounts outstanding under the revolving line of credit.

Cash Flow

The following table sets forth a summary of our cash flow for the six months ended June 30, 2019 and 2018 (amounts in thousands):

	For the Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(29,461)	$(91,118)
Net cash (used in)/provided by investing activities	(9,483)	88,028
Net cash used in financing activities	(10,891)	(12,992)
Effect of exchange rate changes on cash and cash equivalents	1,084	4,353
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(48,751)	$(11,729)
The primary drivers of our operating cash flows are net earnings or losses, adjustments for non-cash gains and losses, such as depreciation and amortization, as well as the normal movement of funds to and from our customers or to and from our liquidity providers.

Gains and losses related to customer activities, whether realized upon closure or marked to market while still open, have no direct impact on cash flows from operations. Cash flows related to customer activities arise from deposits and withdrawals only, which may disconnect cash flows from operational results. To some extent, the amount of net deposits made by our customers in any given period is influenced by the impact of unrealized gains and losses on their balances, such that customers may be required to post additional funds to maintain open positions or may choose to withdraw excess funds on open positions.

Operating Activities

Cash used in operating activities was $29.5 million for the six months ended June 30, 2019, compared to cash used in operating activities of $91.1 million for the six months ended June 30, 2018. The six months ended June 30, 2018 included an operational transition to holding longer term securities. This resulted in moving funds from Cash and securities held for customers to Securities, from a cash flow perspective. There were no other specific items outside the normal course of business that impacted our cash used in operating activities for the six months ended June 30, 2019 or for the six months ended June 30, 2018.

Investing Activities

Cash used in investing activities was $9.5 million for the six months ended June 30, 2019 compared to cash provided by investing activities of $88.0 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, cash used in investing activities consisted of cash used for capital expenditures of $7.1 million and $2.4 million used for the purchase of a minority interest in Top Third Ag Marketing, LLC ("TT"). During the six months ended June 30, 2018, cash provided by investing activities consisted of $96.8 million in proceeds from sale of GTX offset by $8.7 million in cash used for capital expenditures.

The cash used for capital expenditures is primarily the result of our ongoing efforts to optimize our retail trading platform in a cost effective manner, which we expect to improve our customer experience, while the funds used to purchase the residual minority interest in TT makes us the sole interest holder in TT.

Financing Activities

Cash used in financing activities was $10.9 million for the six months ended June 30, 2019 compared to cash used in financing activities of $13.0 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, significant uses of cash were $7.0 million used for the purchase of treasury stock and $4.5 million used to pay cash dividends. During the six months ended June 30, 2018, significant uses of cash were $8.3 million for the purchase of treasury stock and $5.3 million used to pay cash dividends.

Contractual Obligations
For the six months ended June 30, 2019, there were no significant changes to our vendor or operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements
At June 30, 2019 and December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our Condensed Consolidated Financial Statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customers’ cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, in money market funds that invest in highly liquid investment grade securities including short-term U.S. treasury bills, as well as directly in U.S. treasury bills. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of June 30, 2019, an immediate 100 basis point decrease in short-term interest rates would result in approximately $8.1 million less in annual pretax income.

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

Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by instrument, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of June 30, 2019, we maintained regulatory capital levels of $290.9 million, which represented approximately 2.9 times the capital we were required to hold under applicable regulations.

Cash Liquidity Risk
In normal conditions, our market making business and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in markets in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with several financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds, with our liquidity providers. For the six months ended June 30, 2019, collateral on deposit was $113.6 million.

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
For the six months ended June 30, 2019, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2018.

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
(a) Unregistered Sales of Equity Securities
None.

(b) Purchase of Equity Securities by the Issuer
The following table presents information regarding our purchases of common stock in the six months ended June 30, 2019:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2019-January 31, 2019	248,977	$6.38	248,977	$46,824,007
February 1, 2019-February 28, 2019	176,507	$6.84	176,507	$45,613,459
March 1, 2019-March 31, 2019	207,312	$6.72	207,312	$44,216,598
April 1, 2019-April 30, 2019	390,187	$5.74	390,187	$41,968,543
May 1, 2019-May 31, 2019	106,919	$5.14	106,919	$41,416,338
June 1, 2019-June 30, 2019	—		—	$—
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
10.1
Amendment No. 2, dated April 8, 2019, to the Rights Agreement, dated as of April 9, 2013, between GAIN Capital Holdings, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 9, 2019, No. 001-35008).

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

GAIN Capital Holding, Inc.

Date: August 8, 2019	/s/ Glenn H. Stevens
Glenn H. Stevens
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2019	/s/ Nigel Rose
Nigel Rose
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)