Form 10-Q
period 2019-09-30
GAIN Capital Holdings, Inc.
filed 2019-11-08
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 5, 2019, the registrant had 37,429,995 shares of common stock, $0.00001 par value per share, outstanding.

GAIN CAPITAL HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data and par value)

	September 30, 2019	December 31, 2018
ASSETS:
Cash and cash equivalents	$200,731	$278,850
Cash and securities held for customers	849,803	842,478
Receivables from brokers	107,744	84,271
Property and equipment, net	28,837	30,579
Intangible assets, net	24,454	32,195
Goodwill	27,456	27,820
Other assets	48,982	36,355
Total assets	$1,288,007	$1,332,548

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers	$849,803	$842,478
Payables to brokers	2,541	1,635
Accrued compensation and benefits	5,440	11,227
Accrued expenses and other liabilities	37,566	41,562
Income tax payable	2,746	5,764
Convertible senior notes	136,936	132,109
Total liabilities	$1,035,032	$1,034,775
Commitments and contingent liabilities
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized; 55.2 million shares issued and 37.4 million shares outstanding as of September 30, 2019; 54.5 million shares issued and 37.8 million shares outstanding as of December 31, 2018)	$—	$—
Additional paid-in capital	249,260	243,216
Retained earnings	168,236	204,483
Accumulated other comprehensive loss	(37,004)	(29,410)
Treasury stock, at cost (17.8 million shares at September 30, 2019 and 16.7 million at December 31, 2018)	(127,517)	(120,516)
Total shareholders’ equity	252,975	297,773
Total liabilities and shareholders’ equity	$1,288,007	$1,332,548
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE:
Retail revenue	$52,800	$82,917	$137,497	$239,069
Futures revenue	9,372	8,666	27,611	30,440
Other revenue	757	1,171	4,265	1,655
Total non-interest revenue	62,929	92,754	169,373	271,164
Interest revenue	4,347	3,305	13,073	8,206
Interest expense	580	518	1,808	1,284
Total net interest revenue	3,767	2,787	11,265	6,922
Net revenue	$66,696	$95,541	$180,638	$278,086

EXPENSES:
Employee compensation and benefits	$19,271	$22,853	$62,169	$69,664
Selling and marketing	10,357	10,215	30,654	22,953
Referral fees	7,626	8,148	22,202	30,043
Trading expenses	5,239	5,770	16,146	17,122
General and administrative	13,267	12,207	37,760	38,899
Depreciation and amortization	4,123	4,685	12,779	15,394
Purchased intangible amortization	1,753	3,504	6,993	10,784
Communications and technology	4,424	5,507	14,936	16,393
Bad debt provision	500	334	1,408	1,734
Restructuring expenses	—	—	—	25
Contingent provision	—	4,975	—	4,975
Impairment of investment	—	—	—	(130)
Total operating expense	$66,560	$78,198	$205,047	$227,856
OPERATING PROFIT/(LOSS)	136	17,343	(24,409)	50,230
Interest expense on long term borrowings	3,400	3,404	10,118	10,132
(LOSS)/INCOME BEFORE INCOME TAX	$(3,264)	$13,939	$(34,527)	$40,098
Income tax (benefit)/expense	(1,169)	3,970	(5,004)	11,383
NET (LOSS)/INCOME FROM CONTINUING OPERATIONS	$(2,095)	$9,969	$(29,523)	$28,715
Income from discontinued operations	—	2,344	—	67,330
NET (LOSS)/INCOME	$(2,095)	$12,313	$(29,523)	$96,045
Less income attributable to non-controlling interest	—	137	—	638
NET (LOSS)/INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$(2,095)	$12,176	$(29,523)	$95,407

Other comprehensive loss:
Foreign currency translation adjustment	(7,205)	(3,185)	(7,594)	(8,868)
COMPREHENSIVE (LOSS)/INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$(9,300)	$8,991	$(37,117)	$86,539

Basic (loss)/earnings from continuing operations	$(0.06)	$0.22	$(0.79)	$0.61
Basic (loss)/earnings per share	$(0.06)	$0.27	$(0.79)	$2.11

Diluted (loss)/earnings from continuing operations	$(0.06)	$0.22	$(0.79)	$0.60
Diluted (loss)/earnings per share	$(0.06)	$0.27	$(0.79)	$2.09

Basic weighted average common shares outstanding	37,404,223	44,553,903	37,371,676	44,787,875
Diluted weighted average common shares outstanding	37,404,223	44,984,721	37,371,676	45,270,797
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2019 and 2018
(Unaudited)
(in thousands, except share and per share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Outstanding Shares	Amount
BALANCE—June 30, 2019	37,387,671	$—	$(127,517)	$247,633	$172,576	$(29,799)	$262,893
Net loss applicable to Gain Capital Holdings, Inc.	—	—	—	—	(2,095)	—	(2,095)
Conversion of restricted stock into common stock	32,310	—	—	—	—	—	—
Share-based compensation	—	—	—	1,627	—	—	1,627
Dividends ($0.06 per share)	—	—	—	—	(2,245)	—	(2,245)
Foreign currency translation adjustment	—	—	—	—		(7,205)	(7,205)
BALANCE—September 30, 2019	37,419,981	$—	$(127,517)	$249,260	$168,236	$(37,004)	$252,975

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Outstanding Shares	Amount
BALANCE—June 30, 2018	44,755,615	$—	$(65,274)	$239,745	$199,683	$(21,353)	$352,801
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	12,176	—	12,176
Exercise of options	2,500	—	—	10	—	—	10
Conversion of restricted stock into common stock	28,986	—	—	—	—	—	—
Purchase of treasury stock	(451,624)	—	(3,258)	—	—	—	(3,258)
Share-based compensation	—	—	—	1,369	—	—	1,369
Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	(10)	—	(10)
Dividends ($0.06 per share)	—	—	—	—	(2,692)	—	(2,692)
Foreign currency translation adjustment	—	—	—	—	—	(3,185)	(3,185)
BALANCE—September 30, 2018	44,335,477	$—	$(68,532)	$241,124	$209,157	$(24,538)	$357,211

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)
(in thousands, except share and per share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Outstanding Shares	Amount
BALANCE—December 31, 2018	37,821,686	$—	$(120,516)	$243,216	$204,483	$(29,410)	$297,773
Net loss applicable to Gain Capital Holdings, Inc.	—	—	—	—	(29,523)	—	(29,523)
Exercise of options	73,442	—	—	281	—	—	281
Conversion of restricted stock into common stock	580,219	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	74,536	—	—	308	—	—	308
Purchase of treasury stock	(1,129,902)	—	(7,001)	—	—	—	(7,001)
Share-based compensation	—	—	—	5,455	—	—	5,455
Dividends ($0.06 per share)	—	—	—	—	(6,724)	—	(6,724)
Foreign currency translation adjustment	—	—	—	—	—	(7,594)	(7,594)
BALANCE—September 30, 2019	37,419,981	$—	$(127,517)	$249,260	$168,236	$(37,004)	$252,975

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Outstanding Shares	Amount
BALANCE—December 31, 2017	45,152,299	$—	$(56,927)	$235,659	$122,686	$(15,670)	$285,748
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	95,407	—	95,407
Exercise of options	87,000	—	—	597	—	—	597
Conversion of restricted stock into common stock	614,551	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	41,535	—	—	314	—	—	314
Purchase of treasury stock	(1,550,504)	—	(11,530)	—	—	—	(11,530)
Shares withheld for net settlements of share-based awards	(9,404)	—	(75)	—	—	—	(75)
Share-based compensation	—	—	—	4,554	—	—	4,554
Adjustment to fair value of redeemable non-controlling interests	—	—	—	—	(901)	—	(901)
Dividends ($0.06 per share)	—	—	—	—	(8,035)	—	(8,035)
Foreign currency translation adjustment	—	—	—	—	—	(8,868)	(8,868)
BALANCE—September 30, 2018	44,335,477	$—	$(68,532)	$241,124	$209,157	$(24,538)	$357,211

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(29,523)	$96,045
Adjustments to reconcile net (loss)/income to cash provided by/(used in) operating activities
Loss on foreign currency exchange rates	1,177	1,092
Depreciation and amortization	19,772	27,460
Deferred tax benefit	(6,774)	(2,009)
Amortization of deferred financing costs	448	489
Bad debt provision	1,408	1,734
Convertible senior notes discount amortization	4,379	4,153
Share-based compensation	5,455	4,554
Gain on sale of GTX	—	(69,439)
Interest earned on investments	(1,063)	(528)
Amortization of right of use asset	1,960	—
Changes in operating assets and liabilities:
Receivables from brokers	(24,916)	20,833
Other assets	(2,790)	4,937
Payables to customers	21,022	(103,214)
Payables to brokers	1,011	(877)
Accrued compensation and benefits	(5,673)	(1,688)
Accrued expenses and other liabilities	(7,828)	3,366
Income tax payable	(3,558)	8,131
Securities	39,940	(92,621)
Lease liabilities	(1,851)	—
Net cash provided by/(used in) operating activities	12,596	(97,582)
Cash provided by/(used in) operating activities - continuing operations	12,596	(116,276)
Cash provided by operating activities - discontinued operations	—	18,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,866)	(11,494)
Proceeds from sale of GTX	—	96,518
Purchase of minority interest	(2,422)	(2,854)
Net cash (used in)/provided by investing activities	(14,288)	82,170
Cash used in investing activities - continuing operations	(14,288)	(13,504)
Cash provided by investing activities - discontinued operations	—	95,674

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	281	597
Proceeds from employee stock purchase plan	308	314
Purchase of treasury stock	(7,001)	(11,605)
Dividend payments	(6,724)	(8,035)
Distributions to non-controlling interest holders	—	(553)
Net cash used in financing activities	(13,136)	(19,282)
Effect of exchange rate changes on cash and cash equivalents	(17,088)	2,656
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(31,916)	(32,038)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	1,016,616	1,188,516
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$984,700	$1,156,478

Cash and cash equivalents	200,731	362,345
Cash and cash equivalents held for customers (see Note 1)	783,969	794,133
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$984,700	$1,156,478

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$8,719	$8,401
Income taxes	$7,571	$7,406
Non-cash financing activities:
Adjustment to redemption value of non-controlling interests	$—	$(901)
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

Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary to fairly present the financial statements for the interim periods. The Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In accordance with SEC rules, interim financial statements omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2018, filed with the SEC on March 11, 2019.

Preparing consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Estimates, by their nature, are based on judgment and available information. Actual results could materially differ from those estimates. All significant intercompany transactions and balances have been eliminated in consolidation.

Sale of GTX ECN Business
On June 29, 2018, the Company completed the sale of its GTX ECN business, which previously comprised the Company's institutional segment, to Deutsche Börse Group, via its FX unit, 360T, for a total purchase price of $100 million less a working capital adjustment which amounted to a $0.2 million reduction in the purchase price. During the quarter ended June 30, 2018, the Company determined that the institutional segment met the discontinued operations criteria set forth in Accounting Standards Codification ("ASC") Subtopic 205-20-45, Presentation of Financial Statements. As such, the institutional segment results have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income for the three and nine months ended September 30, 2018. For more information relating to the discontinued operations of the Company's GTX ECN business, please see Note 4.

Cash and Securities Held for Customers
Cash and securities held for customers represent cash and highly liquid assets held to fund customer liabilities in connection with trading positions and customers' cash balances. Included in this balance are funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company records a corresponding liability in connection with this amount in Payables to customers on the Condensed Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, $65.8 million and $104.7 million, respectively, of total Cash and securities held for customers were invested in U.S. government and agency securities, all of which were classified as Securities due to their term as of September 30, 2019 and December 31, 2018. For more information relating to Cash and securities held for customers, please see Note 6. Securities are carried at fair value, with unrealized and realized gains and losses included in Interest revenue and Other revenue in the Condensed Consolidated Statement of Operations and Comprehensive (Loss)/Income. In addition, the Company holds certain customer funds in segregated or secured broker accounts. Legally segregated balances are not available for general use, in accordance with certain jurisdictional regulatory requirements.

The table below further breaks out the Cash and securities held for customers as of September 30, 2019 and 2018 (amounts in thousands):

	September 30,
	2019	2018
Cash and cash equivalents held for customers	$783,969	$794,133
Marketable securities held for customers	65,834	93,149
Cash and securities held for customers	$849,803	$887,282

Securities Held for Customers Reclassification

To conform with current period presentation, Securities were reclassified in the Statement of Cash Flows for the nine months ended September 30, 2018. An amount equal to $93.1 million that was previously a component of the ending Cash and cash equivalents reconciliation is now separately shown within the operating activities section in the Statement of Cash Flows.

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

Operating lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses the estimated incremental borrowing rate in determining the present value of lease payments. Variable components of the lease payments such as fair market value adjustments, utilities, and maintenance costs are expensed as incurred and not included in determining the present value of lease liabilities. The lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has lease agreements with lease and non-lease components which are accounted for as a single lease component. As an accounting policy election, the Company excludes short-term leases having initial terms of 12 months or less under the new lease accounting guidance. Lease expense is recognized on a straight-line basis over the lease term. Please see Note 3 for additional information on leases.

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

In adopting the new standard, the Company elected the package of practical expedients permitted under the adoption of the new standard, which allowed the Company to account for existing leases under their current classification, as well as omit any new costs classified as initial direct costs, under the new standard. The Company also elected the practical expedient allowing an accounting policy election by class of underlying asset, to account for separate lease and nonlease components as a single lease component. Please see Note 3 for additional information on leases.

3. LEASES

The Company leases office space under agreements classified as operating leases that expire on various dates through 2025. Most of the Company’s lease related assets and liabilities result from its New Jersey headquarters lease, which expires in 2025. The Company's leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases.
During June 2019, the Company exercised its right to terminate its London lease. The Company accounted for this change in termination date as a modification and remeasured the value of the right of use asset and related lease liability on such date. This remeasurement resulted in a reduction of $3.7 million and $3.7 million to the right of use asset and related lease liability, respectively, during June 2019.
At September 30, 2019, the Company had operating lease liabilities of $9.1 million and right of use assets of $6.8 million, which were included in Accrued expenses and other liabilities and Other assets, respectively, in the Condensed Consolidated Balance Sheet.
The following summarizes quantitative information about the Company’s operating leases (amounts in thousands, except lease term and discount rate):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost
Operating lease cost	$928	$2,519
Total lease cost	$928	$2,519

Other information
Operating cash flows from operating leases		$2,578
Weighted-average remaining lease term - operating leases		2.8 years
Weighted-average discount rate - operating leases		7.5%

Maturities of the Company's operating leases, excluding short-term leases, are as follows (amounts in thousands):

For the three months ending at December 31, 2019	$886
For the year ended December 31, 2020	3,969
For the year ended December 31, 2021	1,380
For the year ended December 31, 2022	1,110
For the year ended December 31, 2023	1,215
For the year ended December 31, 2024	1,215
Thereafter	1,114
Total	10,889
Less: imputed interest	(1,747)
Operating lease liabilities at September 30, 2019	$9,142

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

There were no operations from the discontinued segment for the three and nine months ended September 30, 2019 and there were no assets held for sale as of September 30, 2019. The results of operations from the discontinued segment for the three and nine months ended September 30, 2018 are as follows (amounts in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
REVENUE:
Institutional revenue	$—	$16,379
Other loss	—	(2)
Total non-interest revenue	—	16,377
Interest revenue	—	103
Total net interest revenue	—	103
Net revenue	$—	$16,480

EXPENSES:
Employee compensation and benefits	$94	$5,973
Trading expenses	—	5,439
Other expenses	30	3,955
Total operating expense	$124	$15,367

OPERATING (LOSS)/PROFIT	(124)	1,113
(Loss)/gain on sale of discontinued operations	(142)	69,439
(LOSS)/INCOME BEFORE INCOME TAX BENEFIT	(266)	70,552

Income tax (benefit)/expense	(2,610)	3,222
NET INCOME FROM DISCONTINUED OPERATIONS	$2,344	$67,330

5. REVENUE RECOGNITION

Futures Revenue

Futures revenue consists primarily of commissions and fees earned on futures and futures options trades that the Company executes on behalf of its customers. The Company is not exposed to any market risk from this activity. The Company’s performance obligation related to futures revenue is trade execution, which is satisfied on the trade date; accordingly, commission revenues are recorded on the trade date.

Disaggregation of Futures Revenues
The following table presents the Company’s futures revenue from contracts with customers disaggregated by customer and service type for the services described above, as it relates to the futures segment for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Futures
Direct Customers (1)	$3,374	$3,395	$10,306	$11,599
Indirect Customers (2)	5,998	5,270	17,305	18,841
Other (3)	1,237	1,072	4,069	2,888
Net Futures Revenue	$10,609	$9,737	$31,680	$33,328

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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Cash and securities held for customers:
US treasury bills: U.S. government and agency securities	$65,834	$—	$—	$65,834
Receivable from brokers:
Broker derivative contracts	—	3,463	—	3,463
Other assets:
Certificates of deposit	177	—	—	177
Other	150	—	—	150
Payables to customers:
Customer derivative contracts	—	121,051	—	121,051
Payables to brokers:
Broker derivative contracts	—	2,677	—	2,677
Total	$66,161	$127,191	$—	$193,352

	Fair Value Measurements on a Recurring Basis as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Cash and securities held for customers:
US treasury bills: U.S. government and agency securities	$104,712	$—	$—	$104,712
Receivable from brokers:
Broker derivative contracts	—	(7,637)	—	(7,637)
Other assets:
Certificates of deposit	176	—	—	176
Other	128	—	—	128
Payables to customers:
Customer derivative contracts	—	144,440	—	144,440
Payables to brokers:
Broker derivative contracts	—	1,457	—	1,457
Total	$105,016	$138,260	$—	$243,276

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the nine months ended September 30, 2019, nor has there been any movement between levels during the period.

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

Level 3 Financial Liabilities

The Company did not have any Level 3 Financial Assets or Liabilities as of September 30, 2019 or December 31, 2018.

Financial Instruments Not Measured at Fair Value

The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the Condensed Consolidated Balance Sheets (amounts in thousands).

Receivables from brokers comprise open trades, which are measured at fair value, and the Company’s posted funds with brokers that are required as collateral for holding trading positions, which are not measured at fair value but approximate fair value, because they are cash balances that the Company may withdraw at its discretion. Settlement would be expected to occur within a relatively short period of time once a withdrawal is initiated.

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

Payables to brokers comprise open trades, which are measured at fair value and the cash due to brokers. The cash within this balance is not measured at fair value but does approximate fair value, because it is immediately payable to the brokers. Settlement with brokers generally occurs as soon as a broker initiates a margin call.

The carrying value of Convertible senior notes represents the notes’ principal amounts net of unamortized discount (please refer to Note 12). The Company assessed the notes’ fair value as determined by current Company-specific and risk free interest rates as of the balance sheet date.

	As of September 30, 2019		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$104,281	$104,281	$—	$104,281	$—
Financial Liabilities:
Payables to customers	$970,854	$970,854	$—	$970,854	$—
Payables to brokers	$5,218	$5,218	$—	$5,218	$—
Convertible senior notes	$136,936	$147,583	$—	$147,583	$—

	As of December 31, 2018		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$91,908	$91,908	$—	$91,908	$—
Financial Liabilities:
Payables to customers	$986,918	$986,918	$—	$986,918	$—
Payables to brokers	$3,092	$3,092	$—	$3,092	$—
Convertible senior notes	$132,109	$158,752	$—	$158,752	$—

7. DERIVATIVES

The Company’s contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from brokers, Payables to customers and Payables to brokers on the accompanying Condensed Consolidated Balance Sheets (amounts in thousands):

	September 30, 2019
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$106,870	$(33,083)	$73,787
CFD contracts	80,180	(32,600)	47,580
Metals contracts	10,027	(4,203)	5,824
Total	$197,077	$(69,886)	$127,191

	September 30, 2019
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/(Liabilities):
Receivables from brokers	$104,281	$3,463	$107,744
Payables to customers	$(970,854)	$121,051	$(849,803)
Payables to brokers	$(5,218)	$2,677	$(2,541)

	December 31, 2018
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$100,158	$(20,382)	$79,776
CFD contracts	77,014	(21,220)	55,794
Metals contracts	6,438	(3,748)	2,690
Total	$183,610	$(45,350)	$138,260

	December 31, 2018
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/(Liabilities):
Receivables from brokers	$91,908	$(7,637)	$84,271
Payables to customers	$(986,918)	$144,440	$(842,478)
Payables to brokers	$(3,092)	$1,457	$(1,635)
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

	September 30, 2019
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	4,130,887	2,784,302
CFD contracts	93,685	121,415
Metals contracts	642	168
Total	4,225,214	2,905,885

	December 31, 2018
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,780,488	3,238,781
CFD contracts	98,840	134,546
Metals contracts	489	188
Total	3,879,817	3,373,515
The Company did not designate any of its derivatives as hedging instruments. Net gains with respect to derivative instruments reflected in Retail revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income for the three and nine months ended September 30, 2019 and 2018 were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivative Instruments:
Foreign currency exchange contracts	$36,201	$57,619	$85,884	$150,484
CFD contracts	13,726	16,298	43,427	68,126
Metals contracts	2,873	8,928	8,186	20,413
Total	$52,800	$82,845	$137,497	$239,023

8. RECEIVABLES FROM BROKERS
The Company has posted funds with brokers as collateral required by agreements for holding trading positions. These amounts are reflected as Receivables from brokers on the Condensed Consolidated Balance Sheets.

Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	September 30, 2019	December 31, 2018
Required collateral	$104,281	$91,908
Open foreign exchange positions	3,463	(7,637)
Total	$107,744	$84,271

9. INTANGIBLE ASSETS
The Company’s various intangible assets consisted of the following as of (amounts in thousands):

	September 30, 2019				December 31, 2018
Intangibles	Weighted average remaining useful lives	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	5.2 years	$44,291	$(30,265)	$14,026	$58,494	$(40,208)	$18,286
Technology	2.5 years	22,972	(14,874)	8,098	49,430	(38,555)	10,875
Trademarks	2.5 years	5,871	(3,904)	1,967	7,308	(4,637)	2,671
Total finite lived intangibles		73,134	(49,043)	24,091	115,232	(83,400)	31,832
Trademark not subject to amortization (1)		363	—	363	363	—	363
Total intangibles		$73,497	$(49,043)	$24,454	$115,595	$(83,400)	$32,195

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

During the nine months ended September 30, 2019, the Company wrote-off $34.4 million of fully amortized intangible assets, which was an equal amount for both gross and accumulated amortization and did not have any impact on the results of operations or cash flows.

Amortization expense for the purchased intangibles was $1.8 million and $3.5 million for the three months ended September 30, 2019 and 2018 respectively, and $7.0 million and $10.8 million for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, future annual estimated amortization expense for the unamortized intangible assets is as follows (amounts in thousands):

For the three months ending at December 31, 2019	$1,746
For the year ended December 31, 2020	6,766
For the year ended December 31, 2021	6,694
For the year ended December 31, 2022	3,742
For the year ended December 31, 2023	2,632
For the year ended December 31, 2024	2,011
Thereafter	500
Total	$24,091

Goodwill

Goodwill is evaluated for impairment on an annual basis on October 31 and in interim periods when events or changes indicate the carrying value may not be recoverable.

The Company has two reporting units: retail and futures. Based on current assumptions, there were no impairments to the carrying value of the Company’s goodwill during the nine months ended September 30, 2019.

The following represents the changes in the carrying amount of goodwill by segment (amounts in thousands):

	Retail	Futures	Total
Carrying amount of goodwill as of December 31, 2018	$25,435	$2,385	$27,820
Foreign currency translation adjustments	(333)	(31)	(364)
Carrying amount of goodwill as of September 30, 2019	$25,102	$2,354	$27,456

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company. These accounts are recorded in Payables to customers on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $0.4 million and $0.4 million as of September 30, 2019 and December 31, 2018, respectively.

IPGL Limited, the majority selling shareholder in the acquisition of City Index, has a trading account with the Company which is recorded in Payables to customers on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $24.3 million and $11.7 million as of September 30, 2019 and December 31, 2018, respectively.

The net revenue generated by any single individual related party was not deemed to be material in any period.

11. REVOLVING CREDIT ARRANGEMENT

On August 3, 2017, the Company entered into a Credit Agreement, dated as of August 2, 2017, for a three year $50.0 million senior secured first lien revolving credit facility that matures in August 2020. Upon request of the Company, the credit facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. The credit facility contains covenants that are customary for an issuer with senior debt. The commitment fees of $0.5 million are amortized over the life of the facility and are recorded to Other Assets. On August 8, 2019, the Company entered into a Fourth Waiver and Amendment (the "Amendment") to the Credit Agreement. Under the terms of the Amendment, the Credit Agreement was modified to provide that in the event the Consolidated Interest Coverage Ratio ("CICR") (as defined in the Credit Agreement) falls below 5.00 to 1.00 at the end of any fiscal quarter, the Company would nonetheless remain in compliance with the CICR financial covenant if it satisfied certain requirements with respect to net assets. Pursuant to the Amendment, the Company may not draw funds under the Credit Agreement until it is in full compliance with the CICR. As of September 30, 2019, the Company was in compliance with the covenants of the Credit Agreement, as amended. The Company did not meet the requirement with respect to the CICR but did satisfy the requirements with respect to net assets and, as such, will not be able to draw funds under the Credit Agreement until it satisfies the requirements with respect to the CICR without reliance on the net asset test.

As of September 30, 2019 and December 31, 2018, there were no amounts outstanding under the revolving line of credit.
12. CONVERTIBLE SENIOR NOTES

On August 22, 2017, the Company issued $92.0 million aggregate principal amount of its 5.00% Convertible Senior Notes, due August 15, 2022, and on April 1, 2015, the Company issued $60.0 million aggregate principal amount of its 4.125% Convertible Senior Notes, due April 1, 2020 (collectively the "Convertible Senior Notes"). The balances of the liability and equity components of the Convertible Senior Notes as of September 30, 2019 and December 31, 2018 were as follows (amounts in thousands):

	September 30, 2019	December 31, 2018
Liability component - principal	$152,000	$152,000
Deferred bond discount	(14,756)	(19,503)
Deferred financing cost	(308)	(388)
Liability component - net carrying value	$136,936	$132,109

Additional paid in capital	$39,405	$39,405
Discount attributable to equity	(826)	(826)
Equity component	$38,579	$38,579
Interest expense related to the Convertible Senior Notes, included in Interest expense on long term borrowings in the Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income, was as follows (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense - stated coupon rate	$1,761	$1,834	$5,291	$5,503
Interest expense - amortization of deferred bond discount and costs	1,639	1,570	4,827	4,629
Total interest expense - convertible senior notes	$3,400	$3,404	$10,118	$10,132

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

Diluted (loss)/earnings per share excludes any shares of Company common stock potentially issuable under the Company’s Convertible Senior Notes, which are discussed in Note 12, because they are anti-dilutive. Based upon an assumed trading price of $10 for each share of the Company’s common stock, and if the relevant conditions under the indenture governing the 2020 and 2022 Convertible Senior Notes were satisfied, there would be 0.3 million and 2.0 million dilutive shares as of September 30, 2019, for the 2020 and 2022 Convertible Senior Notes, respectively.

The following table sets forth the computation of (loss)/earnings per share (amounts in thousands except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss)/income from continuing operations	$(2,095)	$9,969	$(29,523)	$28,715
Less income attributable to non-controlling interests	—	137	—	638
Net (loss)/income from continuing operations	(2,095)	9,832	(29,523)	28,077
Adjustment (1)	—	(10)	—	(901)
Net (loss)/income available to GAIN common shareholders from continuing operations	$(2,095)	$9,822	$(29,523)	$27,176

Net income from discontinued operations	—	2,344	—	67,330

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	37,404,223	44,553,903	37,371,676	44,787,875
Effect of dilutive securities:
Stock options	—	238,172	—	258,934
RSUs	—	192,646	—	223,988
Diluted weighted average common shares outstanding	37,404,223	44,984,721	37,371,676	45,270,797

Basic (loss)/earnings from continuing operations	$(0.06)	$0.22	$(0.79)	$0.61
Basic earnings from discontinued operations	$—	$0.05	$—	$1.50

Diluted (loss)/earnings from continuing operations	$(0.06)	$0.22	$(0.79)	$0.60
Diluted earnings from discontinued operations	$—	$0.05	$—	$1.49

(1)
During the three and nine months ended September 30, 2018, the Company concluded that the carrying values of the redeemable noncontrolling interests were less than redemption value and adjusted carrying value to equal redemption value. This adjustment was a component of the earnings per common share calculation.

For the three and nine months ended September 30, 2019, all common stock equivalents are excluded from the computation of diluted loss per share from continuing operations, because the result would be anti-dilutive. The table below shows securities excluded from the dilution calculation, under the treasury stock method, during the three and nine months ended September 30, 2019 because of the Company's net loss during that period.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Stock options (1)	38,500	88,305
RSUs	63,393	51,304
Total securities excluded from diluted loss per share calculation	101,893	139,609

(1)
During the three and nine months ended September 30, 2019, 0.4 million stock options were out of the money and excluded from the computation of diluted loss or earnings per share from continuing operations.

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

15. INCOME TAXES

The Company recorded a (benefit)/expense for income taxes of approximately $(1.2) million and $(5.0) million for the three and nine months ended September 30, 2019, respectively, and approximately $4.0 million and $11.4 million for the three and nine months ended September 30, 2018, respectively. These amounts reflect the Company's estimate of the annual effective tax rates of 35.8% and 28.5%, adjusted for certain discrete items, for the three months ended September 30, 2019 and 2018, respectively. The Company's effective tax rates of 14.5% and 28.4% for the nine months ended September 30, 2019 and 2018, respectively, reflect the Company's estimate of the annual effective tax rate adjusted for certain discrete items, primarily increases to deferred tax assets resulting from basis adjustments in 2019, and changes in uncertain tax positions in 2018. Changes in the Company's effective tax rate arise primarily from changes in the geographic mix of revenues and expenses, as well as changes to statutory tax rates.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Certain net deferred tax assets of the Company are included in Other assets on the Condensed Consolidated Balance Sheets.

16. REGULATORY REQUIREMENTS
The following table illustrates the minimum regulatory capital the Company's subsidiaries were required to maintain as of September 30, 2019 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$34.3	$57.5	$23.2	168%
GAIN Capital Securities, Inc.	0.1	0.3	0.2	300%
GAIN Capital U.K., Ltd.	62.9	187.2	124.3	298%
GAIN Capital Japan Co., Ltd.	1.1	11.7	10.6	1,064%
GAIN Capital Australia, Pty. Ltd.	0.8	8.0	7.2	1,000%
GAIN Global Markets, Inc.	0.3	2.8	2.5	933%
GAIN Capital-Forex.com Canada, Ltd.	0.4	2.0	1.6	500%
GAIN Capital Singapore Pte., Ltd.	3.6	10.9	7.3	303%
Trade Facts, Ltd.	0.5	3.4	2.9	680%
Global Asset Advisors, LLC (1)	0.0	1.6	1.6	100%
Total	$104.0	$285.4	$181.4	274%
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

Selected financial information by segment is presented in the following tables (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Retail reportable segment:
Net revenue	$56,981	$85,856	$149,878	$246,060

Employee compensation and benefits	12,507	14,355	38,971	43,427
Selling and marketing	10,153	9,957	29,976	22,117
Referral fees	4,605	5,321	13,373	20,047
Other operating expenses	17,315	17,194	51,670	53,206
Segment profit	$12,401	$39,029	$15,888	$107,263

Futures reportable segment:
Net revenue	$10,609	$9,737	$31,680	$33,328

Employee compensation and benefits	2,461	2,416	7,461	7,790
Selling and marketing	189	181	649	625
Referral fees	3,021	2,827	8,829	9,996
Other operating expenses	3,271	3,043	9,933	10,392
Segment profit	$1,667	$1,270	$4,808	$4,525

Corporate and other:
Other loss	$(894)	$(52)	$(920)	$(1,302)

Employee compensation and benefits	4,303	6,082	15,737	18,447
Selling and marketing	15	77	29	211
Other operating expenses	2,844	3,581	8,647	10,550
Loss	$(8,056)	$(9,792)	$(25,333)	$(30,510)
TOTAL SEGMENT PROFIT/(LOSS)	$6,012	$30,507	$(4,637)	$81,278

Depreciation and amortization	$4,123	$4,685	$12,779	$15,394
Purchased intangible amortization	1,753	3,504	6,993	10,784
Restructuring expenses	—	—	—	25
Contingent provision	—	4,975	—	4,975
Impairment of investment	—	—	—	(130)
OPERATING PROFIT/(LOSS)	$136	$17,343	$(24,409)	$50,230
Interest expense on long term borrowings	3,400	3,404	10,118	10,132
(LOSS)/INCOME BEFORE INCOME TAX	$(3,264)	$13,939	$(34,527)	$40,098

18. SUBSEQUENT EVENTS
On October 24, 2019, the Company declared a $0.06 dividend per share of Common Stock payable on December 17, 2019 to stockholders of record on December 10, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN,” the “Company,” “our,” “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. GAIN’s fiscal quarter ended on September 30, 2019.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 11, 2019, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which GAIN operates, as well as management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that management or GAIN “believes,” “expects,” “anticipates,” “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the section entitled “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and discussed elsewhere herein. The risks and uncertainties described therein and herein are not the only ones we face. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

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

Market Environment and Trading Volatility
Our revenue and operating results may vary significantly from period to period primarily because of movements and trends in global financial markets and fluctuations in market volatility, which are driven by a range of external factors, some of which are market specific and some of which are correlated to general macroeconomic conditions. As a general rule, our businesses typically benefit from volatility in the prices of the products that we offer, as periods of increased volatility often coincide with higher levels of trading by our clients and a higher volume of transactions. However, periods of extreme volatility may result in significant market dislocations that can lead clients to reduce their trading activity. In addition, volatility that results in market prices moving within a relatively narrow band of prices may lead to less profitable trading activity. Also, low or extremely high market volatility can adversely affect our ability to profitably manage our net exposure, which is the unhedged portion of the trading positions we enter into with customers in our retail segment.

For the three and nine months ended September 30, 2019, overall low volatility and softer market conditions than we have experienced in comparative periods resulted in lower volumes during the periods, which negatively impacted our financial results, relative to the comparative periods.

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

Regulatory Environment
In March 2018, the European Securities and Markets Authority ("ESMA") announced product intervention measures to further regulate the marketing, distribution or sale of CFDs to retail investors in the European Union. These measures include leverage limits which vary based on the underlying asset, a margin close out rule on a per account basis, negative balance protection on a per account basis, a restriction on incentives offered to trade CFDs and a required standardized risk warning. These measures were published in the Official Journal of the European Union and became effective on August 1, 2018. The unique low volatility experienced for most of the period since the ESMA changes were introduced on August 1, 2018 has left it difficult to assess their long-term impact. However, indications so far remain in line with the Company’s initial projection that the restrictions on leverage are not expected to have a material adverse impact on the Company’s results of operations or financial condition.

As a result of historical and/or future regulatory changes, we may be required to change our business strategy, including the nature of the products that we offer, the target market for our products or our overall strategy in one or more geographic markets.

Part of our growth strategy is to enter new markets, in which we may become subject to local regulation. Complying with different regulatory regimes in multiple markets is expensive, and in many markets the regulatory environment is unclear and evolving.

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

Retail Revenue
Retail revenue is our largest source of revenue. It consists primarily of retail segment trading revenue, which comes from both forex products and non-forex products, including spot forex, precious metals, spread bets and CFDs on currencies, commodities, indices, equities, cryptocurrencies, bonds, options and interest rate products, as well as OTC options on forex.

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

For the three and nine months ended September 30, 2019, retail revenue represented 79.2% and 76.1% of our total net revenue, respectively. For the three and nine months ended September 30, 2018, retail revenue represented 86.8% and 86.0% of our total net revenue, respectively.

For the three and nine months ended September 30, 2019, approximately 95% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 5% of our average daily retail trading volume consisted of our net exposure. For each of the three and nine months ended September 30, 2018, approximately 97% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 3% of our average daily retail trading volume consisted of our net exposure.

We manage our net exposure by applying position and exposure limits established under our risk-management policies and by continuous, active monitoring by our trading and risk teams. Based on our risk management policies and procedures, over time a portion of our net exposure will be hedged with our liquidity providers. Although we do not actively initiate proprietary market positions in anticipation of future movements in the relative prices of the products we offer, through our net exposure we are likely to have open positions in various products at any given time. In the event of unfavorable market movements, we may experience losses on such positions. Please refer to “Our Retail Segment - Sophisticated Risk Management” in Item 1. Business, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for further details regarding our risk management policies for the retail segment.

Futures Revenue
Futures revenue consists primarily of commissions and fees earned on futures and futures options trades that we execute for our customers. The Company is not exposed to any market risk in connection with this activity. The Company’s futures revenue performance obligation is trade execution, which is satisfied on trade date; accordingly, revenues are recorded on trade date.

Other Revenue

Other revenue primarily comprises foreign currency translation gains and losses, account related fees, as well as inactivity fees.

Net Interest Revenue

Net interest revenue consists primarily of the revenue generated by our cash and customer cash held at banks and on deposit as collateral with our liquidity providers as well as U.S. Treasury bills, less interest paid to our customers.

Our cash and customer cash is generally invested in securities, U.S. Treasury bills, or money market instruments. Interest paid to customers is determined by a variety of factors, including net account value, which equals cash on deposit plus the mark-to-market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively. Net interest revenue was $3.8 million and $2.8 million for the three months ended September 30, 2019 and 2018, respectively, and $11.3 million and $6.9 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Referral fees are largely variable and change principally based on the level of customer trading volume directed to us by our white label partners and introducing brokers, the specific terms of our agreements with the white label partners and introducing brokers, which vary on a partner-by-partner and regional basis, and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid based on the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. As such, during periods in which their customers’ trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite the fact that we are generating lower revenue from the customers that they have introduced. Our retail indirect business accounted for 20.8% and 21.3% of retail trading volume in the three and nine months ended September 30, 2019 and 25.4% and 24.4% for the three and nine months ended September 30, 2018, respectively.

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

Depreciation and Amortization

Depreciation and amortization is expense for physical assets and software purchased for use over a period of several years, as well as amortization of internally developed software.

Purchased Intangible Amortization

Purchased intangible amortization consists of amortization related to intangible assets connected with our acquisitions. The principal intangible assets acquired are technology, customer relationships, and trademarks. These intangible assets have initial useful lives ranging from one year to ten years.

Communications and Technology

Communications and technology consists of communications services fees, data fees, product development, software and maintenance expenses.

Bad Debt Provision

Bad debt provision is the amount of outstanding balances, arising in the period, that we expect to be uncollectible.

Interest Expense on Long Term Borrowings

Interest expense on long term borrowings consists of both cash and non-cash interest expense on our 4.125% Convertible Senior Notes due 2020 and interest expense on our 5.00% Convertible Senior Notes due 2022.

Operating Metrics
We review various key operating metrics, which are described below, to evaluate our business's performance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Retail
OTC Trading Volume (billions) (1)	$463.1	$506.5	$1,414.7	$1,981.4
OTC Average Daily Volume (billions)	$7.0	$7.8	$7.3	$10.3
12 Month Trailing Active OTC Accounts (2)	118,751	129,182	118,751	129,182
3 Month Trailing Active OTC Accounts (2)	72,909	71,597	72,909	71,597
Client Assets (millions)	$633.0	$663.8	$633.0	$663.8

Futures
Number of Futures Contracts (3)	2,041,253	1,622,114	5,775,377	5,856,029
Futures Average Daily Contracts	31,895	25,748	30,720	31,149
12 Month Trailing Active Futures Accounts (2)	7,406	7,550	7,406	7,550
Client Assets (millions)	$216.8	$223.5	$216.8	$223.5

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

Client Assets

Client assets represent amounts due to clients in our retail and futures segments, including customer deposits and unrealized gains and losses arising from open positions.

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

The following period to period comparisons of our financial results and our interim results are not necessarily indicative of future results.

Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
REVENUE:
Retail revenue	$52,800	$82,917	$(30,117)	(36.3)%	$137,497	$239,069	$(101,572)	(42.5)%
Futures revenue	9,372	8,666	706	8.1%	27,611	30,440	(2,829)	(9.3)%
Other revenue	757	1,171	(414)	(35.4)%	4,265	1,655	2,610	157.7%
Total non-interest revenue	62,929	92,754	(29,825)	(32.2)%	169,373	271,164	(101,791)	(37.5)%
Interest revenue	4,347	3,305	1,042	31.5%	13,073	8,206	4,867	59.3%
Interest expense	580	518	62	12.0%	1,808	1,284	524	40.8%
Total net interest revenue	3,767	2,787	980	35.2%	11,265	6,922	4,343	62.7%
Net revenue	$66,696	$95,541	$(28,845)	(30.2)%	$180,638	$278,086	$(97,448)	(35.0)%
EXPENSES:
Employee compensation and benefits	$19,271	$22,853	$(3,582)	(15.7)%	$62,169	$69,664	$(7,495)	(10.8)%
Selling and marketing	10,357	10,215	142	1.4%	30,654	22,953	7,701	33.6%
Referral fees	7,626	8,148	(522)	(6.4)%	22,202	30,043	(7,841)	(26.1)%
Trading expenses	5,239	5,770	(531)	(9.2)%	16,146	17,122	(976)	(5.7)%
General and administrative	13,267	12,207	1,060	8.7%	37,760	38,899	(1,139)	(2.9)%
Depreciation and amortization	4,123	4,685	(562)	(12.0)%	12,779	15,394	(2,615)	(17.0)%
Purchased intangible amortization	1,753	3,504	(1,751)	(50.0)%	6,993	10,784	(3,791)	(35.2)%
Communications and technology	4,424	5,507	(1,083)	(19.7)%	14,936	16,393	(1,457)	(8.9)%
Bad debt provision	500	334	166	49.7%	1,408	1,734	(326)	(18.8)%
Restructuring expenses	—	—	—	—%	—	25	(25)	(100.0)%
Contingent provision	—	4,975	(4,975)	(100.0)%	—	4,975	(4,975)	(100.0)%
Impairment of investment	—	—	—	—%	—	(130)	130	100.0%
Total operating expense	$66,560	$78,198	$(11,638)	(14.9)%	$205,047	$227,856	$(22,809)	(10.0)%
OPERATING PROFIT/(LOSS)	136	17,343	(17,207)	(99.2)%	(24,409)	50,230	(74,639)	(148.6)%
Interest expense on long term borrowings	3,400	3,404	(4)	(0.1)%	10,118	10,132	(14)	(0.1)%
(LOSS)/INCOME BEFORE INCOME TAX	$(3,264)	$13,939	$(17,203)	(123.4)%	$(34,527)	$40,098	$(74,625)	(186.1)%
Income tax (benefit)/expense	(1,169)	3,970	(5,139)	(129.4)%	(5,004)	11,383	(16,387)	(144.0)%
NET (LOSS)/INCOME FROM CONTINUING OPERATIONS	$(2,095)	$9,969	$(12,064)	(121.0)%	$(29,523)	$28,715	$(58,238)	(202.8)%
Income from discontinued operations	—	2,344	(2,344)	(100.0)%	—	67,330	(67,330)	(100.0)%
NET (LOSS)/INCOME	$(2,095)	$12,313	$(14,408)	(117.0)%	$(29,523)	$96,045	$(125,568)	(130.7)%
Less income attributable to non-controlling interest	—	137	(137)	(100.0)%	—	638	(638)	(100.0)%
NET (LOSS)/INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$(2,095)	$12,176	$(14,271)	(117.2)%	$(29,523)	$95,407	$(124,930)	(130.9)%

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	(amounts in thousands)				(amounts in thousands)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net Revenue:
Retail segment	$56,981	$85,856	$(28,875)	(33.6)%	$149,878	$246,060	$(96,182)	(39.1)%
Futures segment	10,609	9,737	872	9.0%	31,680	33,328	(1,648)	(4.9)%
Corporate and other	(894)	(52)	(842)	n/m	(920)	(1,302)	382	29.3%
Net revenue	$66,696	$95,541	$(28,845)	(30.2)%	$180,638	$278,086	$(97,448)	(35.0)%
n/m - not material or not meaningful

The decrease in retail segment revenue for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to a decrease in volume and a decrease in revenue capture, both of which resulted from unusually low volatility in the periods.

The increase in futures revenue for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to increased contracts traded, reflecting slightly improved market conditions, particularly for equity products. The decrease in futures revenue for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to decreased contracts traded, reflecting softer market conditions.

The decrease in corporate and other revenue for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to the impact of foreign currency revaluation. The increase in corporate and other revenue for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due to a one-off cash receipt related to corporate activities.

Net revenue from each segment includes applicable net interest revenue, which increased for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, primarily due to our increased focus on generating interest income from our holdings.

Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	(amounts in thousands)				(amounts in thousands)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Employee compensation and benefits	$19,271	$22,853	$(3,582)	(15.7)%	$62,169	$69,664	$(7,495)	(10.8)%
Selling and marketing	10,357	10,215	142	1.4%	30,654	22,953	7,701	33.6%
Referral fees	7,626	8,148	(522)	(6.4)%	22,202	30,043	(7,841)	(26.1)%
Trading expenses	5,239	5,770	(531)	(9.2)%	16,146	17,122	(976)	(5.7)%
General and administrative	13,267	12,207	1,060	8.7%	37,760	38,899	(1,139)	(2.9)%
Depreciation and amortization	4,123	4,685	(562)	(12.0)%	12,779	15,394	(2,615)	(17.0)%
Purchased intangible amortization	1,753	3,504	(1,751)	(50.0)%	6,993	10,784	(3,791)	(35.2)%
Communications and technology	4,424	5,507	(1,083)	(19.7)%	14,936	16,393	(1,457)	(8.9)%
Bad debt provision	500	334	166	49.7%	1,408	1,734	(326)	(18.8)%
Restructuring expenses	—	—	—	—%	—	25	(25)	(100.0)%
Contingent provision	—	4,975	(4,975)	(100.0)%	—	4,975	(4,975)	(100.0)%
Impairment of investment	—	—	—	—%	—	(130)	130	100.0%
Total operating expense	$66,560	$78,198	$(11,638)	(14.9)%	$205,047	$227,856	$(22,809)	(10.0)%
The decreases in employee compensation and benefits for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to a decrease in expense from accrued incentive compensation, driven by lower results, during the three and nine months ended September 30, 2019.

The increase in selling and marketing expense for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to increases in marketing expenditures for our retail segment to support our key strategy of organic growth, with the aim of growing new and active direct customers through 2019 and beyond. The slight increase in selling and marketing expense for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to the increases in strategic expenditure for our retail segment beginning during the three months ended September 30, 2018 and continuing through the three months ended September 30, 2019.

The decreases in referral fees for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 were primarily due to the decrease in indirect volume during the three and nine months ended September 30, 2019.

The decreases in trading expenses for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 were primarily due to our cost optimization efforts, primarily in our retail segment.

The increase in general and administrative expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to higher bank fees, higher value-added tax in the U.K., and increased costs related to the exit of the U.K. office lease, offset by a reduction in professional fees for the three months ended September 30, 2019. The decrease in general and administrative expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 were primarily due to lower professional fees, slightly lower occupancy costs and lower taxes on spread betting, offset by an increase in irrecoverable value-added tax in the U.K. for the nine months ended September 30, 2019.

The decreases in depreciation and amortization for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 resulted from certain assets being fully amortized between the periods.

The decreases in purchased intangible amortization for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 resulted from certain assets being fully amortized between the periods.

The decreases in communication and technology for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 were a result of our cost optimization efforts which decreased software maintenance costs and related services.

The slight increase in bad debt provision for the three months ended September 30, 2019 resulted from a small increase in customer positions becoming negative, as compared to the prior period. The decrease in bad debt provision for the nine months ended September 30, 2019 resulted from a slightly lower occurrence of negative customer positions as compared to the prior period.

Segment Results - Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

Retail Segment (amounts in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net revenue	$56,981	$85,856	$(28,875)	(33.6)%	$149,878	$246,060	$(96,182)	(39.1)%

Employee compensation and benefits	12,507	14,355	(1,848)	(12.9)%	38,971	43,427	(4,456)	(10.3)%
Selling and marketing	10,153	9,957	196	2.0%	29,976	22,117	7,859	35.5%
Referral fees	4,605	5,321	(716)	(13.5)%	13,373	20,047	(6,674)	(33.3)%
Other operating expenses	17,315	17,194	121	0.7%	51,670	53,206	(1,536)	(2.9)%
Segment profit	$12,401	$39,029	$(26,628)	(68.2)%	$15,888	$107,263	$(91,375)	(85.2)%

The decreases in employee compensation and benefits expenses for the retail segment for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 were primarily due to a decrease in expense from accrued incentive compensation, driven by lower results, during the three and nine months ended September 30, 2019.

The increase in selling and marketing expense for nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 were primarily due to an increase in marketing expenditures for our retail segment to support our key strategy of organic growth, with the aim of growing new and active direct customers through 2019 and beyond. The slight increase in selling and marketing expense for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to the increases in strategic expenditure for our retail segment beginning during the three months ended September 30, 2018 and continuing through the three months ended September 30, 2019.

The decreases in referral fees for the retail segment for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 were primarily due to the decrease in indirect volume over those periods.

The slight increase in other operating expenses for the retail segment for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to higher bank fees, value-added tax in the UK., and increased costs relating to the exit of the U.K. office lease, offset by lower trading costs and lower communications and technology costs. The decrease in other operating expenses for the retail segment for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 were primarily due to lower professional fees, slightly lower occupancy costs and lower taxes on spread betting, offset by an increase in value-added tax in the U.K. during the nine months ended September 30, 2019.

Other operating expenses for the retail segment include general and administrative expenses, communication and technology expenses, trading expenses and bad debt.

Futures Segment (amounts in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net revenue	$10,609	$9,737	$872	9.0%	$31,680	$33,328	$(1,648)	(4.9)%

Employee compensation and benefits	2,461	2,416	45	1.9%	7,461	7,790	(329)	(4.2)%
Selling and marketing	189	181	8	4.4%	649	625	24	3.8%
Referral fees	3,021	2,827	194	6.9%	8,829	9,996	(1,167)	(11.7)%
Other operating expenses	3,271	3,043	228	7.5%	9,933	10,392	(459)	(4.4)%
Segment profit	$1,667	$1,270	$397	31.3%	$4,808	$4,525	$283	6.3%

The decrease in employee compensation and benefits expense for the futures segment for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 were primarily due to a decrease in sales commissions, resulting from lower trading volumes, as well as a decrease in expense from accrued incentive compensation, which is driven by lower consolidated results. Employee compensation and benefits expense remained generally consistent for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, as higher volume driven commissions were offset by a decrease in expense from accrued incentive compensation, which is driven by lower consolidated results.

The increase in referral fees for the futures segment for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to an increase in trading volumes for the three months ended September 30, 2019. The decrease in referral fees for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 were primarily due to a decrease in trading volumes for the nine months ended September 30, 2019 and a decrease in referral fee per contract, which resulted from a change in business mix.

The increase in other operating expenses for the futures segment for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to an increase in trading costs related to higher volumes during the three months ended September 30, 2019. The decrease in other operating expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 were primarily due to a decrease in trading costs related to lower volumes and a change in product mix for the nine months ended September 30, 2019.

Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses, trading expenses and bad debt.

Corporate and Other (amounts in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Other loss	$(894)	$(52)	$(842)	n/m	$(920)	$(1,302)	$382	29.3%

Employee compensation and benefits	4,303	6,082	(1,779)	(29.3)%	15,737	18,447	(2,710)	(14.7)%
Selling and marketing	15	77	(62)	(80.5)%	29	211	(182)	(86.3)%
Other operating expenses	2,844	3,581	(737)	(20.6)%	8,647	10,550	(1,903)	(18.0)%
Loss	$(8,056)	$(9,792)	$1,736	17.7%	$(25,333)	$(30,510)	$5,177	17.0%
n/m - not material or not meaningful

The decreases in employee compensation and benefits expenses for employees not attributed to any of our operating segments, for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, were primarily due to a decrease in expense for the Company's incentive compensation plan due to softer financial results during the three and nine months ended September 30, 2019.

The decreases in other operating expenses not attributed to any of our operating segments for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 were primarily due to a reduction in professional fees related to non-recurring legal services.
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

Regulatory Capital Requirements

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of September 30, 2019 and the actual amounts of capital that were maintained on that date (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$34.3	$57.5	$23.2
GAIN Capital Securities, Inc.	0.1	0.3	0.2
GAIN Capital U.K., Ltd.	62.9	187.2	124.3
GAIN Capital Japan Co., Ltd.	1.1	11.7	10.6
GAIN Capital Australia, Pty. Ltd.	0.8	8.0	7.2
GAIN Global Markets, Inc.	0.3	2.8	2.5
GAIN Capital-Forex.com Canada, Ltd.	0.4	2.0	1.6
GAIN Capital Singapore Pte., Ltd.	3.6	10.9	7.3
Trade Facts, Ltd.	0.5	3.4	2.9
Global Asset Advisors, LLC (1)	0.0	1.6	1.6
Total	$104.0	$285.4	$181.4
(1)    The Global Asset Advisors, LLC minimum regulatory capital requirement is $45 thousand.
Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC ("GCGL"), is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements, Sections 1 and 11. Under applicable provisions of these regulations, GCGL is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Risk Maintenance Margin, or $20.0 million plus 5% of all liabilities owed to retail customers exceeding $10.0 million, plus 10% of all liabilities owed to eligible contract participant counterparties acting as a dealer that are not an affiliate. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. GCGL’s current assets primarily consist of cash and cash equivalents reported on its balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. GCGL’s total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions or haircuts against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. GCGL’s net capital and adjusted net capital changes from day to day. As of September 30, 2019, GCGL had net capital of approximately $57.5 million and net capital requirements and haircut charges of $34.3 million. As of September 30, 2019, excess net capital was $23.2 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GCGL’s net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

GAIN Capital Securities, Inc. (“GCSI”) is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended. GCSI is a member of the Financial Industry Regulatory Authority (“FINRA”), Municipal Securities Rulemaking Board (“MSRB”), and Securities Investor Protection Corporation (“SIPC”). Pursuant to the SEC’s Uniform Net Capital Rule 15c3-1, GCSI is required to maintain a minimum net capital balance (as defined) of $0.1 million. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. At September 30, 2019, GCSI maintained $0.2 million more than the minimum required regulatory capital for a total of 3.0 times the required capital.

GAIN Capital U.K. Ltd. ("GCUK") is regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK is required to maintain the greater of approximately $0.8 million (€730,000) or the Financial Resources Requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration and market risk. At September 30, 2019, GCUK maintained $124.3 million more than the minimum required regulatory capital for a total of 3.0 times the required capital. Effective from 2016, the FCA began transitioning in additional capital requirements in the form of a capital conservation buffer and a countercyclical capital buffer as set out in Capital Requirements Directive, or CRD IV, Article 160 Transitional Provisions for Capital Buffers. The transitional period began on January 1, 2016 and ended on December 31, 2018. The minimum common equity tier 1 capital ratio requirement, from January 1, 2019 is 7%. The firm maintained a common equity tier 1 capital ratio of 26.0% as of September 30, 2019. The effect of the countercyclical buffer on the firm's existing capital requirements is negligible.

GAIN Capital Japan Co., Ltd. (“GCJP”) is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency (“FSA”) in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GCJP is a member of the Financial Futures Association of Japan. GCJP is subject to a minimum capital adequacy ratio of 140%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GC Japan’s market, counterparty credit risk and operational risk. At September 30, 2019, GCJP maintained $10.6 million more than the minimum required regulatory capital for a total of 10.6 times the required capital.

GAIN Capital Australia, Pty. Ltd. (“GCAU”) is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). GCAU holds an Australian Financial Services License that has been issued by ASIC. GCAU is required to maintain a minimum capital requirement of $0.8 million (1.0 million AUD) or 10% of average revenues. The regulatory capital held is required to be in excess of 110% of its requirements at all times. At September 30, 2019, GCAU maintained $7.2 million more than the minimum required regulatory capital for a total of 10.0 times the required capital.

GAIN Global Markets, Inc. (“GGMI”), the Company’s Cayman Island subsidiary, is a registered securities arranger and market maker with the Cayman Islands Monetary Authority (“CIMA”). GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or the financial resources requirement which is the sum of the Base Requirement, counterparty and position risk requirement, or $0.3 million. At September 30, 2019, GGMI maintained $2.5 million more than the minimum required regulatory capital for a total of 9.3 times the required capital.

GAIN Capital-Forex.com Canada, Ltd. (“GCCA”) is a Dealer Member of the Investment Industry Regulatory Organization of Canada (“IIROC”) and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory, but generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission, or OSC. GCCA is required to maintain risk-adjusted capital in excess of the minimum capital requirement. At September 30, 2019, GCCA maintained $1.6 million more than the minimum required regulatory capital for a total of 5.0 times the required capital.

GAIN Capital Singapore Pte., Ltd. (“GCS”) is registered by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of Capital Market Services License. GCS is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap 289). Under these rules GCS is required to maintain a minimum base capital of approximately $3.6 million (5.0 million SGD) and Financial Resources in excess of 120% of the total risk requirements at all times, which is calculated as the sum of operational, counterparty, large exposure and market risk at all times. At September 30, 2019, GCS maintained $7.3 million more than the required minimum regulatory capital for a total of 3.0 times the required capital.

Trade Facts, Ltd. (“Trade Facts”) is regulated by the FCA as a BIPRU Limited License Firm. Trade Facts is required to maintain the greater of a base financial resources requirement of approximately $0.1 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or a fixed overhead requirement. At September 30, 2019, Trade Facts maintained $2.9 million more than the minimum required regulatory capital for a total of 6.8 times the required capital.

Global Asset Advisors, LLC ("GAA") is a registered Introducing Broker and is subject to the CFTC Net Capital Rule (Rule 1.17). Under applicable provisions of these rules, GAA is required to maintain adjusted net capital of less than $0.1 million. At September 30, 2019, GAA maintained $1.6 million more than the minimum required regulatory capital.

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

An entity must separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component. The liability is reflected in our Condensed Consolidated Balance Sheets in an amount equal to the carrying value, which, as of September 30, 2019 and December 31, 2018, was $136.9 million and $132.1 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our shareholders’ equity on our Condensed Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component for our Convertible Senior Notes was $38.6 million as of both September 30, 2019 and December 31, 2018. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we reported lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our Condensed Consolidated Income Statement and Comprehensive (Loss)/Income because GAAP requires the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as our 4.125% Convertible Senior Notes due 2020, and 5.00% Convertible Senior Notes due 2022) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share unless the conversion value of the notes exceeds their principal amount at the end of the relevant reporting period. If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, were issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the notes, then our diluted (loss)/earnings per share could be adversely affected.

Credit Facility

On August 3, 2017, the Company entered into a Credit Agreement, dated as of August 2, 2017, for a three year U.S. $50.0 million senior secured first lien revolving credit facility that matures in August 2020. Upon request of the Company, the credit facility may be increased by up to $25.0 million, with a minimum increase of $5.0 million. The credit facility contains covenants that are customary for an issuer with senior debt. On August 8, 2019, the Company entered into a Fourth Waiver and Amendment (the "Amendment") to the Credit Agreement. Under the terms of the Amendment, the Credit Agreement was modified to provide that in the event the Consolidated Interest Coverage Ratio ("CICR") (as defined in the Credit Agreement) falls below 5.00 to 1.00 at the end of any fiscal quarter, the Company would nonetheless remain in compliance with the CICR financial covenant if it satisfied certain requirements with respect to net assets. Pursuant to the Amendment, the Company may not draw funds under the Credit Agreement until it is in full compliance with the CICR. As of September 30, 2019, the Company was in compliance with the covenants of the Credit Agreement, as amended. The Company did not meet the requirement with respect to the CICR but did satisfy the requirements with respect to net assets and, as such, will not be able to draw funds under the Credit Agreement until it satisfies the requirements with respect to the CICR without reliance on the net asset test.

As of September 30, 2019, there were no amounts outstanding under the revolving line of credit.

Cash Flow

The following table sets forth a summary of our cash flow for the nine months ended September 30, 2019 and 2018 (amounts in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Net cash provided by/(used in) operating activities	$12,596	$(97,582)
Net cash (used in)/provided by investing activities	(14,288)	82,170
Net cash used in financing activities	(13,136)	(19,282)
Effect of exchange rate changes on cash and cash equivalents	(17,088)	2,656
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(31,916)	$(32,038)
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

Operating Activities

Cash provided by operating activities was $12.6 million for the nine months ended September 30, 2019, compared to cash used in operating activities of $97.6 million for the nine months ended September 30, 2018. The nine months ended September 30, 2018 included an operational transition to holding longer term securities that increased our interest generation without affecting our overall liquidity. This resulted in moving funds from Cash and securities held for customers to Securities, from a cash flow perspective. There were no other specific items outside the normal course of business that impacted our cash used in operating activities for the nine months ended September 30, 2019 or for the nine months ended September 30, 2018.

Investing Activities

Cash used in investing activities was $14.3 million for the nine months ended September 30, 2019 compared to cash provided by investing activities of $82.2 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, cash used in investing activities consisted of cash used for capital expenditures of $11.9 million and $2.4 million used for the purchase of a minority interest in Top Third Ag Marketing, LLC ("TT"). During the nine months ended September 30, 2018, cash provided by investing activities consisted of $96.5 million in proceeds from the sale of GTX offset by $11.5 million in cash used for capital expenditures and $2.9 million used for the purchase of a minority interest in GAA.

The cash used for capital expenditures is primarily the result of our ongoing efforts to optimize our retail trading platform in a cost effective manner, which we expect to improve our customer experience, while the funds used to purchase the residual minority interests in TT and GAA make us the sole interest holders in both entities.

Financing Activities

Cash used in financing activities was $13.1 million for the nine months ended September 30, 2019 compared to cash used in financing activities of $19.3 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, significant uses of cash were $7.0 million used for the purchase of treasury stock and $6.7 million used to pay cash dividends. During the nine months ended September 30, 2018, significant uses of cash were $11.6 million for the purchase of treasury stock and $8.0 million used to pay cash dividends.

Contractual Obligations
For the nine months ended September 30, 2019, there were no significant changes to our vendor or operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements
At September 30, 2019 and December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use ("ROU") assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the additional (optional) approach. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. Please see Note 1 - Description of Business and Basis of Presentation, Note 2 - Accounting Pronouncements and Note 3 - Leases in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding the adoption.

There were no material changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our Condensed Consolidated Financial Statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customers’ cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, in money market funds that invest in highly liquid investment grade securities including short-term U.S. treasury bills, as well as directly in U.S. treasury bills. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of September 30, 2019, an immediate 100 basis point decrease in short-term interest rates would result in approximately $7.7 million less in annual pretax income.

Foreign Currency Risk
Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our earnings and assets. Assets and liabilities denominated in currencies other than the primary economic environment in which entities operate are subject to re-valuation.

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

Credit Risk
Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customers' losses may exceed the amount of cash in their account. While we are able to closely monitor each customer’s exposure, it does not guarantee our ability to eliminate negative customer account balances prior to an adverse currency price change or other market events, such as the extreme volatility in the Swiss franc following the Swiss National Bank market event in January 2015. Changes in market conditions or unforeseen extreme market events could result in our customers experiencing losses in excess of the funds they have deposited with us. In such an event, we may not be able to recover the negative client equity from our customers, which could materially adversely affect our results of operations. In addition, if we cannot recover funds from our customers, we may nonetheless be required to fund positions we hold with our liquidity providers or other third parties and, in such an event, our available funds may not be sufficient to meet our obligations to these third parties, which could materially adversely affect our business, financial condition, results of operations and cash flows.

In order to help mitigate this risk, we require that each trade be collateralized in accordance with our margin policies described below. Each customer is required to have minimum funds in their account for opening positions, which we refer to as the initial margin, and for maintaining positions, which we refer to as maintenance margin, depending on the product being traded. Margin requirements are expressed as a percentage of the customer’s total position in that product, and the customer’s total margin requirement is based on the aggregate margin requirement across all of the positions that a customer holds at any one moment in time. Each net position in a particular product is margined separately. Accordingly, we do not net across different positions, thereby following a more conservative margin policy. Our systems automatically monitor each customers' margin requirements in real time, and we confirm that each of our customers has sufficient cash collateral on deposit before we execute trades. We may also adjust required customer margins (both initial and maintenance) from time to time based on our monitoring of various factors, including volatility and liquidity. If at any point in time a customer’s trading position does not comply with the applicable margin requirement, the position may be automatically liquidated, partially or entirely, in accordance with our margin policies and procedures. This policy protects both us and the customer. Our margin and liquidation policies are set forth in our customer agreements.

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

Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the market price of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and as such we have developed both automated and manual policies and procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by instrument, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of September 30, 2019, we maintained regulatory capital levels of $285.4 million, which represented approximately 2.7 times the capital we were required to hold under applicable regulations.

Cash Liquidity Risk
In normal conditions, our market making business and related services is self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in markets in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with several financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds, with our liquidity providers. For the nine months ended September 30, 2019, collateral on deposit was $104.3 million.

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
For the nine months ended September 30, 2019, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2018.

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
(a) Unregistered Sales of Equity Securities
None.

(b) Purchase of Equity Securities by the Issuer
The following table presents information regarding our purchases of common stock in the nine months ended September 30, 2019:

Period(1)	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2019-January 31, 2019	248,977	$6.38	248,977	$46,824,007
February 1, 2019-February 28, 2019	176,507	$6.84	176,507	$45,613,459
March 1, 2019-March 31, 2019	207,312	$6.72	207,312	$44,216,598
April 1, 2019-April 30, 2019	390,187	$5.74	390,187	$41,968,543
May 1, 2019-May 31, 2019	106,919	$5.14	106,919	$41,416,338
June 1, 2019-June 30, 2019	—	$—	—	$—
July 1, 2019-July 31, 2019	—	$—	—	$—
August 1, 2019-August 31, 2019	—	$—	—	$—
September 1, 2019-September 30, 2019	—	$—	—	$—
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
10.1
Fourth Waiver and Amendment to the Credit Agreement, dated as of August 8, 2019, between GAIN Capital Holdings, Inc. as Borrower and Barclays Bank PLC, Sterling National Bank, Signature Bank, and Peapack-Gladstone Bank as Lenders (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 14, 2019, No. 001-35008).

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

GAIN Capital Holding, Inc.

Date: November 8, 2019	/s/ Glenn H. Stevens
Glenn H. Stevens
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2019	/s/ Nigel Rose
Nigel Rose
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)