Form 10-K
period 2019-12-31
GAIN Capital Holdings, Inc.
filed 2020-03-16
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 001-35008
  GAIN CAPITAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4568600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bedminster One 135 Route 202/206 Bedminster, New Jersey	07921
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (908) 731-0700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value per share	GCAP	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging grown company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates as of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $93.4 million based upon the closing price reported for such date on the New York Stock Exchange.
As of March 9, 2020, the registrant had 37,505,756 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year is incorporated by reference into Part III of this Form 10-K.

GAIN Capital Holdings, Inc.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

PART I

FORWARD-LOOKING INFORMATION

In this Annual Report on Form 10-K, the words “GAIN,” the “Company,” “our,” “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. GAIN’s fiscal year ended on December 31, 2019.

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

We have invested considerable resources since our inception to develop our proprietary trading platforms to provide our customers with advanced price discovery, trade execution and order management functions, while improving our ability to acquire and service our customers efficiently, as well as manage market and credit risk associated with our customers' trading activity. Today our customers can trade through web-based, downloadable, and mobile trading platforms, all of which provide access to innovative trading tools to assist them with research and analysis, trade execution and account management.

We operate our business in two segments. Through our retail segment, we provide customers around the world access to a diverse range of global financial markets. We offer our customers access to over 15,000 global financial markets, including spot foreign exchange ("forex"), precious metals trading, as well as contracts for difference ("CFDs"), which are investment products with returns linked to the performance of underlying assets. We offer CFDs on currencies, commodities, indices, individual equities, cryptocurrencies, bonds, options and interest rate products. In the United Kingdom ("U.K."), we offer spread bets, which are investment products similar to CFDs, but having more favorable tax treatment for residents of the U.K.

In addition to OTC products offered by our retail segment, our futures segment offers exchange-traded futures and options on futures on more than 30 global exchanges. Each of our operating segments is discussed in more detail below. For financial information regarding our segments, please refer to Note 23 to our audited consolidated financial statements included in this Annual Report.

As a global provider of online trading services, the results of our operations are impacted by a number of external factors, including market volatility, competition, the regulatory environment in the various jurisdictions and markets in which we operate, as well as the financial condition of the customers to whom we provide our services. These are not the only factors that may have impacted our results of operations for the most recent fiscal period as well as in future periods. Please refer to “Item 1A. Risk Factors” for a discussion of other factors that may impact our business.

For financial information by geographic area, please refer to Note 23 to our audited consolidated financial statements included in this Annual Report.

Growth Strategies

We intend to grow our business and increase our profitability principally by employing the following strategies:

•	Pursuing organic growth by:

•	Leveraging our global footprint and powerful brand assets to increase our overall share in the markets we operate;

•	Introducing new, innovative products and services; including upgraded and enhanced trading platforms and decision support tools that enhance the customer experience and improve competitive position;

•	Optimizing our marketing investment to drive new account growth and asset gathering; and

•	Improving client onboarding to increase acquisition results and return on our marketing investment.

•	Increasing operational excellence by:

•	Increasing automation, thereby reducing service costs;

•	Simplifying our technology infrastructure to more efficiently use our resources

•	Seeking to achieve an optimal balance between insourcing versus outsourcing; and

•	Developing regional centers to provide administrative and support functions more efficiently.

•	Reducing revenue volatility through:

•	Lessening the variability between customer transaction revenue ("CTR", which is spread, commissions and overnight financing) and reported results;

•	Implementing artificial intelligence driven hedging programs;

•	Decreasing the cost of hedging; and

•	Further optimizing trade flow.

•	We will also continue to selectively review mergers and acquisitions and other inorganic opportunities which complement our organic growth strategy.

Sale to INTL FCStone Inc.

On February 26, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with INTL FCStone Inc., a Delaware corporation (“INTL”) and Golf Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of INTL (“Merger Sub”), pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into the Company (the "Merger"). As a result of the Merger, Merger Sub will cease to exist, and we will survive as a wholly owned subsidiary of INTL. Subject to the terms and conditions of the Merger Agreement at the effective time of the Merger (the Effective Time"), each share of the Company's common stock issued and outstanding immediately prior to the Effective Time (other than dissenting shares) will be converted into the right to receive $6.00 per share in cash, without interest.

Tender Offer

On October 9, 2018, the Company announced that it had commenced a "modified Dutch auction" tender offer to purchase up to $50 million of shares of its common stock, or such lesser number of shares of its common stock as were properly tendered and not properly withdrawn, at a price not less than $7.24 nor greater than $7.94 per share of common stock. On November 9, 2018, the Company accepted for purchase 6,377,551 shares of its common stock at a price of $7.84 per share (reflecting a proration factor of approximately 0.95664), for an aggregate cost of approximately $50 million, excluding fees and expenses relating to the tender offer. At the time these shares represented approximately 14 percent of the shares outstanding.

Sale of GTX ECN Business

On June 29, 2018, we completed the sale of the assets of our GTX ECN (electronic communication network) business, an institutional platform for trading foreign exchange, to 360T, a subsidiary of Deutsche Börse AG, pursuant to an Asset Purchase Agreement dated as of May 29, 2018 (the “Purchase Agreement”). The Purchase Agreement provides for a cash purchase price for the GTX business of $100 million, less a working capital adjustment, which amounted to a $0.2 million reduction in the purchase price. The Purchase Agreement contains customary representations and warranties that generally survived until the first anniversary of the closing date. Also, we agreed to certain non-competition and non-solicitation obligations relating to the GTX business and its employees that expire on the third anniversary of the closing date. We have continued to provide certain transition services to the buyer following the closing date. The parties have entered into commercial agreements relating to a continued business relationship between GAIN and 360T.

Prior to its sale, we reported the results of our GTX ECN business as part of our institutional segment. We have determined that the institutional reportable segment met the discontinued operations criteria set forth in ASC Subtopic 205-20-45, Presentation of Financial Statements, in the quarter ended June 30, 2018. As such, institutional segment results have been classified as discontinued operations in the accompanying Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2018. For more information relating to the discontinued operations of our GTX ECN business, please see Note 3 to our Consolidated Financial Statements elsewhere in this report.

FXCM Asset Acquisition

On February 7, 2017, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Forex Capital Markets L.L.C. (“FXCM"). Pursuant to the terms of the Purchase Agreement, FXCM transferred substantially all of its U.S.-domiciled customer accounts to us effective as of February 7, 2017. In consideration of the transfer of these accounts, we agreed to pay FXCM, without duplication:

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

Our Retail Segment

Our retail segment represented 76.0% of our net revenue for the year ended December 31, 2019. We conduct our retail business primarily through our FOREX.com and City Index brands.

Through our retail segment, we provide customers around the world access to over 15,000 global financial markets, including spot foreign exchange ("forex"), precious metals trading, as well as CFDs, which are investment products with returns linked to the performance of underlying assets. We offer CFDs on currencies, commodities, indices, individual equities, cryptocurrencies, bonds, options and interest rate products. In the U.K., we offer spread bets, which are investment products similar to CFDs, but have more favorable tax treatment for residents of the U.K.. We offer these products under the diverse regulatory environments in which we operate. Because of United States ("U.S.") regulations, neither we, nor our subsidiaries, offer CFDs or spread bets in the U.S. or to U.S. residents.

We seek to attract and support our customers through direct and indirect channels. Our primary direct channels for our retail segment are our Internet websites, FOREX.com and Cityindex.com, which are available in multiple languages, including English, Chinese, Japanese and Arabic. Our indirect channels include our relationships with introducing brokers, who solicit customers on our behalf, and white label partners, who offer our trading services to their customers under their own brand. Total retail trading volume sourced through direct and indirect channels was 78% and 22%, respectively, for the year ended December 31, 2019.

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

In 2019, we generated approximately 67.7% of our retail segment trading volume from customers outside the U.S. For a discussion of the risks associated with our retail segment operations outside the U.S., please refer to “Item 1A. Risk Factors.”

The following sections provide additional information regarding our retail business:

Innovative trading tools
We have made significant investment in developing and supporting our award-winning proprietary trading technology in order to provide our customers with an enhanced customer experience and multiple ways to trade and manage their accounts, tailored to their level of experience and preferred mode of access. In addition, we selectively offer third party trading tools that we believe complement our proprietary offerings. We believe that our proprietary trading technology is a significant competitive advantage because we have the ability to adapt quickly to our customers’ changing needs.

Competitive pricing and fast, accurate trade execution
We have longstanding relationships with a large number of institutional liquidity providers, as well as access to multiple liquidity venues. They allow us to offer our customers superior liquidity and more competitive pricing with tighter bid/offer spreads than many of our competitors. In addition, we have developed a proprietary pricing engine that aggregates quotes from our liquidity sources to ensure that our prices accurately reflect current market price levels and allow us to provide our customers with fast, accurate trade execution.

Efficient customer onboarding and account management
We have developed proprietary technology to handle numerous aspects of account onboarding and customer service including the account opening and customer verification process, fast online account funding and withdrawals with a wide variety of automated payment methods, and on-demand delivery of customer information, such as account statements and other account-related reporting. We also offer account opening and funding functions on our mobile trading applications in order to provide a superior experience to the large number of customers who trade primarily through their mobile devices. Given the highly regulated and global nature of our business, these processes are customized to each regulatory jurisdiction in which we operate, and are further tailored to customer needs and preferences in specific countries in order to make it easier for clients in these countries to open accounts with us and then to fund and trade in those accounts.

Sophisticated risk management
Because we are exposed to market, credit and other risks in connection with our retail business, developing and maintaining robust risk management capabilities is a high priority.

We allow our customers to trade notional amounts greater than the funds they have on deposit with us through the use of leverage, making management of credit risk a key focus for us. We manage customer credit risk through a combination of trading tools that allow our customers to monitor their risk exposure and avoid taking on excessive risk, as well as automated processes that close customer positions in accordance with our policies, in the event the funds in customers' accounts are not sufficient to hold their positions. One such tool available on our trading platforms is a real-time margin monitor that enables customers to know when they are approaching their margin limits. If customers' equity falls below the amount required to support one or more positions, automated alerts are sent to make them aware, so they can manage their position.  If customers' equity falls further beyond their liquidation level, we automatically liquidate positions to bring the customer's account into margin compliance. If liquidation is necessary, a further automated confirmation is sent to confirm the action taken.
In addition to automated processes, we actively monitor and assess various market factors, including volatility and liquidity, and take steps to address identified risks, such as proactively adjusting required customer margin (both initial and maintenance).

With respect to market risk, when a retail customer executes a trade with us, the trade may be naturally hedged against an offsetting trade from another customer, hedged through an offsetting trade with one of our liquidity providers or may become part of our net exposure portfolio. For naturally hedged trades, we receive the entire bid/offer spread we offer our customers on the two offsetting transactions. For trades hedged with our liquidity providers, we earn the difference between the retail bid/offer spread we offer our customers and the wholesale bid/offer spread we receive from our liquidity providers. Customer trades in our net exposure portfolio are managed pursuant to our risk-management policies and procedures, including risk limits established by the Risk Committee of our Board of Directors. We receive the net gains or losses generated through managing our net exposure.

Our risk management policies and procedures have been developed to enable us to effectively manage our exposure to market risk, particularly in connection with managing our net exposure. Our net exposure is evaluated and rebalanced continuously, in real-time throughout the trading day, thereby minimizing the risk that we will be adversely affected by changes in the market prices of the products we hold. This real-time rebalancing of our portfolio enables us to curtail risk in both up and down market scenarios.

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

Customers
Our retail customers consist primarily of self-directed traders, who execute trades on their own behalf. A small number of our customers have engaged an intermediary to make trading decisions on their behalves.

Our typical self-directed customer is generally comfortable making trading decisions and is specifically interested in trading leveraged products, which generally have a higher risk/reward profile. For the year ended December 31, 2019, self-directed customers represented approximately 99.8% of our retail trading volume.

The intermediaries engaged by our managed account customers, which we refer to as authorized traders, include professional money managers, which trade aggregated customer funds, and individuals that trade for a small number of customer accounts. For the year ended December 31, 2019, managed account customers collectively represented approximately 0.2% of our retail trading volume.

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

One of our principal lead-generation tools is to offer prospective customers access to free registered practice trading accounts for a 30-day trial period. From a prospective customer’s point of view, we believe the registered practice trading account serves two important functions. First, it allows the prospective customer to evaluate our trading platform, tools, and services. Second, for less experienced traders, it serves as an educational tool, providing the prospective customers with the opportunity to try trading in a risk-free environment, without committing any capital. During this trial period, our customer service team is available to assist and educate the prospective customers.

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

Competition
The market for our retail services is rapidly evolving and highly competitive. Our competitors vary by region in terms of regulatory status, breadth of product offering, size and geographic scope of operations. Our main competitors during 2019 can be categorized as follows:

•	Regulated Forex Firms such as OANDA Corporation.

•
Global Multi-Asset Trading Firms, including firms such as IG Group Holdings plc, CMC Group and Plus500 Ltd. These firms generally offer a broad set of asset classes and earn a significant percentage of their revenue from CFDs, forex and exchange-traded products.

Our Futures Segment

Our futures segment offers execution and related services for exchange-traded futures and futures options on major U.S. and European exchanges. We clear our customers’ trades through our regulated Futures Commission Merchant ("FCM"), GAIN Capital Group, LLC (“GCGL”). Also in the futures segment, we operate Global Asset Advisors, LLC (“GAA”) and Top Third Ag Marketing, LLC (“TT”). GAA is a Chicago-based futures brokerage firm which principally markets to and services clients under the Daniels Trading (“DTR”) brand. GAA is an introducing broker targeting retail and professional traders, primarily in equities and agricultural products. TT, also an introducing broker, uses options-based hedging strategies to help clients manage the risks of agricultural production. We purchased majority interests in both GAA and TT in 2014. We acquired the remaining minority interests in GAA and TT in stages, at various points since then. As of the date of this report, both companies are wholly-owned subsidiaries.

Revenue in our futures segment is primarily generated through commissions earned on futures and futures options trades. Our futures segment represented 14.9% of our net revenue for the year ended December 31, 2019.

Advanced Trading Platform
Our futures segment provides customers an enhanced experience through our GAIN Trader proprietary trading platform. We have invested in high-speed connectivity to provide access to over 30 global exchanges, which allows us to deliver streaming quotes and high-speed executions. The GAIN Trader platform has a robust suite of trading tools, including charting tools, custom alerts and indicators, as well as automated trading and risk management tools. Our futures segment also provides Trade Desk Manager, a version of our GAIN Trader platform offered to introducing brokers, which allows them to manage their customers’ accounts. In addition, we facilitate connection to our trading services through Application Programming Interface ("APIs") from other front-end applications, and we license a white label version of our GAIN Trader platform to select third parties.

Risk Management
In our futures segment, we are exposed to credit risk as it relates to customer positions. If an adverse market move occurs and triggers an additional margin requirement, we may be unable to collect the additional margin in a timely manner, or at all. In such a case, we would incur bad debt expense, which could have a material adverse effect on our results of operations. To mitigate this risk, we monitor all client accounts in near real time using multiple tools and processes designed to ensure that our client accounts are trading within their means.

Sales and Marketing
As with our retail segment, we seek to acquire futures customers as cost-efficiently as possible. Our principal source of new customers is a large network of introducing brokers. Further, sales leads are generated through seminars, online advertising and other media. In addition to our marketing efforts, we attract our futures segment customers through dedicated sales staff at GCGL, GAA and TT. These sales teams focus on a variety of sectors and provide differentiated services to our customers.

Competition
Our futures segment comprises both introducing-broker ("IB") business as well as direct client offerings that span service levels (self-directed to full service). For our IB business our largest competitors are RJO'Brien and ADM Investor Services, and to a lesser extent Rosenthal Collins Group ("RCG").

Our direct full-service business is concentrated in the agricultural hedge sector where we compete with Allendale, Advance Trading and Roach Ag Market as well as a number of boutique smaller rural IBs. For our self-directed, direct business, we compete with Interactive Brokers, TD Ameritrade, E*Trade Financial Corporation and TradeStation. All these firms own and operate their own proprietary trading platforms, as GAIN does, and they offer futures trading as a complement to their core equity trading clientèle.

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

We use a variety of service marks that have been registered with the U.S. Patent and Trademark Office, including: GAIN Capital (registered service mark), GAIN Capital Group (registered service mark), Forex Insider (registered service mark), ForexTrader (registered service mark), FOREX.com (registered service mark), It’s Your World. Trade It. (registered service mark), GAIN Capital Futures (registered service mark), and GAIN Futures (registered service mark). We also have registered trademarks covering our City Index brand name and logo in a variety of jurisdictions, including Australia, the U.K., European Union ("E.U."), Singapore and China.

Regulation

Overview
Our business and industry are highly regulated. Our operating subsidiaries are regulated in a number of jurisdictions, including the U.S., the U.K. (through which we have historically accessed regulatory passport rights to operate in a number of European Economic Area jurisdictions), Japan, Australia, Canada, Singapore, and the Cayman Islands. Government regulators and self-regulatory organizations oversee the conduct of our business in many ways, and several perform regular examinations to monitor our compliance with applicable statutes, regulations and rules. These statutes, regulations and rules cover all aspects of our business, including:

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

In some jurisdictions in which we offer our products and services, we are not subject to regulation because there is no established regulatory regime that covers our products and services or due to the manner in which we offer our products and service. From time to time, we consult with legal counsel in jurisdictions in which we operate on a regular basis, or where we have a material concentration of customers, as to whether we have the required authorizations, licenses or approvals or whether we may conduct our business cross-border with residents in that jurisdiction without obtaining local regulatory authorization, approval or consent. To the extent that we wish to serve customers in a jurisdiction in which we determine licensing or registration is required, we may also elect to direct such customers to a licensed white label or other partner, rather than pursuing licensing or registration ourselves.

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

U.S. Regulation
In the U.S., the Commodity Futures Trading Commission ("CFTC") and the National Futures Association ("NFA") regulate our forex and futures trading activities. Historically, the principal legislation covering our U.S. forex business was the Commodity Exchange Act, which provides for federal regulation of all commodities and futures trading activities and requires all futures and commodity options to be traded on organized exchanges. In recent years, as is the case of other companies in the financial services industry, our forex business has been subject to increasing regulatory oversight. The CFTC Reauthorization Act, which grants the CFTC express authority to regulate the retail forex industry includes a series of rules which regulate various aspects of our business, including:

•	creating retail foreign exchange dealers ("RFED"), a regulated category of forex brokers focused on retail investors that are permitted to act as counterparty to retail forex transactions;

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

•
requiring that a risk disclosure statement be provided to every retail forex customer, including disclosure of the number of profitable and unprofitable non-discretionary accounts maintained by the forex broker during the four most recent calendar quarters; and

•
prohibiting RFEDs, FCMs and introducing brokers from including statements in sales and marketing materials that would appear to convey to potential retail forex customers that there is a guaranty against loss, and requiring that FCMs, RFEDs and introducing brokers provide retail forex customers with enhanced written disclosure statements that, among other things, inform customers of the risk of loss and in 2018 the NFA imposed or proposed additional rule measures including but not limited to:

◦	requiring associated persons of swap dealers to pass swaps proficiency requirements effective January 31, 2020; and

◦	provided additional guidance on the supervision of branch offices and guaranteed introducing brokers; and

◦	amended several existing compliance rules and interpretive notices to expressly incorporate supervision requirements for Members' swaps activities; and

◦	amended NFA rules and interpretive notices regarding Information Systems Security Programs including training and notification requirements for cybersecurity incidents.

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

U.S. Patriot Act and Anti-Money Laundering
Like other companies in the financial services industry, we are subject to a variety of statutory and regulatory requirements concerning our relationships with customers and the review and monitoring of their transactions. Specifically, we are subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, which requires that we maintain a comprehensive AML program, a customer identification program, or CIP, designate an AML compliance officer, provide specified employee training and conduct an annual independent audit of our AML program. Consistent with the USA PATRIOT Act, our CIP includes both documentary and non-documentary review and analysis of potential customers. Under our CIP, we review each prospective customer’s identity internally and also contract with third-party firms to aid in identity verification and to perform background checks. As part of the background check, all prospective customers are screened against the U.S. Treasury Department’s Office of Foreign Assets and Control, Specially Designated Nationals and Blocked Persons lists. Our AML Program also includes procedures for verifying beneficial owners and control persons of legal entity customers in accordance with the FinCEN CDD Rule. These procedures and tools, coupled with our periodic training, assist us in complying with the USA PATRIOT Act, as well as the CFTC, NFA, FinCEN, and the Office of Foreign Assets Control ("OFAC") applicable AML, CDD and CIP requirements.

United Kingdom Regulation
GAIN Capital U.K., Ltd. (“GCUK”) and Trade Facts, Ltd. (“Trade Facts”), collectively the U.K. Entities, are registered in the U.K. and are regulated by the Financial Conduct Authority ("FCA"), in respect of their trading activity. These U.K. Entities are required to comply with relevant U.K. and E.U. legislation and regulation. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Regulatory Capital Requirements” for a discussion of minimum regulatory capital requirements applicable to our U.K. businesses.

ESMA Intervention Measures

In March 2018, the European Securities and Markets Authority ("ESMA") announced product intervention measures to further regulate the marketing, distribution or sale of CFDs to retail investors in the E.U. These measures require firms to:

•	implement leverage limits ranging between 30:1 and 2:1 by imposing minimum margin as a percentage of the overall exposure that the CFD provides;

•	close out a customer’s position when their funds fall to 50% of the margin needed to maintain their open positions on their CFD account;

•	provide a negative balance protection that guarantees that a client cannot lose more than the total funds in their CFD account;

•	stop offering monetary and non-monetary inducements to encourage trading;

•	provide a standardized risk warning, which requires firms to tell potential customers the percentage of their retail client accounts that make losses.

While the restrictions on leverage did affect our clients' trading patterns, the Company has taken actions that mitigated the impact of ESMA’s regulations and currently does not expect that the regulations will have a material adverse impact on the Company’s results of operations or financial condition.

These measures became effective on August 1, 2018 and have since been extended several times. The expectation was that in time the various E.U. regulators would introduce similar, permanent measures in their own jurisdictions. In July 2019 ESMA announced that it would cease renewal of the measures. In August 2019, the FCA implemented regulations similar to ESMA’s existing temporary restrictions, but extended the restrictions to closely substitutable products, including knock-out products and turbo certificates. Since then almost all EU countries have introduced permanent national measures that are similar to the ESMA measures.

Furthermore, the FCA released a consultation paper (CP 19/22) in early 2019 regarding a potential ban on the sale of CFDs referencing cryptocurrencies to retail consumers. The consultation period is now closed and final rules are expected to be released in the first or second quarter of 2020.

Client Money Rules
GCUK is subject to the FCA’s Client Money rules. Under these rules, we are required to:

•	maintain adequate segregation of client funds;

•	maintain adequate records in order to identify appropriate client details;

•	have adequate organizational arrangements in place to minimize the risk that client money may be paid for by the account of a client whose money has not yet been received by us;

•	undertake daily internal and external client money reconciliations within an appropriate risk and control framework; and

•	appoint an individual who is responsible for Client Asset Sourcebook ("CASS") oversight.

Anti-Money Laundering and Sanctions
As in the U.S., we are subject to statutory and regulatory requirements concerning our relationships with customers and the review and monitoring of their transactions. Specifically, GCUK is subject to ongoing customer due diligence ("CDD") obligations under the Money Laundering Regulations 2017 ("MLR"), and the FCA Handbook.
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

The FCA requires the U.K. Entities to have systems and controls in place to enable them to identify, assess, monitor and manage money laundering risk. Accordingly, we have the requisite systems and controls in place which are comprehensive and proportionate to the nature, scale and complexity of our activities. We provide appropriate training to our employees in relation to money laundering and retain documentation of our risk management policies and risk profile in relation to money laundering. As required, our Money Laundering Reporting Officer ("MRLO") provides regular reports on the operation and effectiveness of these systems and controls, including details of our regular assessments of the adequacy of these systems and controls to ensure their compliance with FCA requirements.

Our systems and controls also include CDD and other measures to identify where customers and others with whom we transact may be subject to financial sanctions, including those initiated or adopted by the U.K. Treasury or the E.U.

EMIR
The E.U. European Market Infrastructure Regulation (Regulation (EU) 648/2012) ("EMIR") imposes requirements on entities that enter into any form of derivative contract, including foreign exchange derivatives, and applies directly to firms in the E.U. that trade derivatives and indirectly to non-E.U. firms that trade derivatives with E.U. firms. Accordingly, GCUK needs to:

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

Appropriateness assessments
Where firms offer “execution only” services for certain financial instruments which are deemed “complex”, E.U. Markets in Financial Instruments Directive (Directive 2004/39/EC) ("MiFID I") requires firms to assess the appropriateness of those investments for retail clients. For this assessment, we are required to collect information about our existing and potential clients’ knowledge and experience with regard to specific products and services, including:

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

MiFID II
MiFID I applied in the U.K. from November 2007 but has been recast into a new directive, the Markets in Financial Instruments Directive II (Directive 2014/65/EU) ("MiFID II"), and a new regulation, the Markets in Financial Instruments Regulation (Regulation 600/2014) ("MiFIR"). The changes implemented by MiFID II and MiFIR took effect on January 3, 2018.

MiFID II:

•	expands the number of financial instruments for which firms are required to carry out an appropriateness assessment before providing an execution only service to retail clients;

•	extends the pre- and post-trade transparency regime to derivatives traded on regulated markets, multi-lateral trading facilities ("MTFs"), and organized trading facilities ("OTFs");

•	expands transaction reporting to those financial instruments traded on MTFs, OTFs, and those financial instruments where the underlying instrument is traded on a Trading Venue; and

•
gives E.U. Member State regulators the new power to ban or restrict the marketing, distribution or sale of a financial instrument or types of financial practice where there is a threat to investor protection, the orderly functioning and integrity of markets or to financial stability. The European Banking Authority and the European Securities and Markets Authority have similar powers to impose a ban on an E.U.-wide basis or in relation to a particular E.U. Member State.

Packaged Retail and Insurance-based Investment Products ("PRIIPs")
Regulation 1286/486 on key information documents for packaged retail and insurance-based investment products, or the PRIIPs Regulation, took effect in the U.K. from January 1, 2018, reflecting a delay from the original implementation date of December 31, 2016. U.K. Entities now need to comply with the new regime set out in the PRIIPs Regulation in relation to PRIIPS that they manufacture, advise on or sell to retail clients. The FCA regards derivatives (including options, futures, and contracts for differences) as falling within the definition of a PRIIP. The new regime requires us to provide retail clients with a standardized key information document ("KID") in good time before any transaction in derivatives is concluded or for transactions concluded by distance communications, after the transaction has taken place, but only if it is not possible to provide the KID in advance and the client consents.

Other International Regulation
We have provided below a brief description of the key aspects of the regulations governing our operations in the jurisdictions outside of the U.S. and the U.K. in which we have registered with, or obtained a license from, the local regulator, as well as material regulatory developments affecting our business in other jurisdictions important to our business, including developments that have presented risks or uncertainties for our operations.

Japan
GAIN Capital Japan Co., Ltd. ("GCJP") is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency ("FSA"), in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GC Japan is a member of the Financial Futures Association of Japan. GCJP is subject to a minimum capital adequacy ratio of 140%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GCJP's market, counterparty credit risk and operational risk. Recently announced regulations in Japan will also require GCJP to conduct daily stress tests of open client positions starting in January 2020 and to implement daily transaction reporting starting in January 2021. At December 31, 2019, GCJP maintained $10.7 million more than the minimum required regulatory capital for a total of 11.7 times the required capital.

Australia
GAIN Capital Australia, Pty. Ltd. ("GCAU") is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). The Australian Securities and Investments Commission ("ASIC") is the corporate, markets and financial services regulator in Australia responsible for administering aspects of the Corporations Act 2001. GCAU holds an Australian Financial Services License that has been issued by ASIC. GCAU is required to maintain a minimum capital requirement of the greater of $0.7 million (1.0 million AUD) or 10% of average revenues. The regulatory capital held is required to be in excess of 110% of its requirements at all times. ASIC recently announced proposed regulations for comment (CP322 Product Intervention measures) that may result in new regulations that restrict the available leverage that may be offered to customers, provide for margin close-out protection, additional risk warnings, prohibition on certain types of inducements, real-time disclosures and further transparency regarding the cost of trading. At December 31, 2019, GCAU maintained $4.6 million more than the minimum required regulatory capital for a total of 6.1 times the required capital.

Cayman Islands
GAIN Global Markets, Inc. ("GGMI") our Cayman Islands subsidiary, is a registered securities arranger and market maker with the Cayman Islands Monetary Authority ("CIMA"). GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or approximately $0.4 million. At December 31, 2019, GGMI maintained $3.0 million more than the minimum required regulatory capital for a total of 8.5 times the required capital.

Canada
GAIN Capital-Forex.com Canada, Ltd. ("GCCA") is a Dealer Member of the Investment Industry Regulatory Organization of Canada ("IIROC") and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory, but generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission ("OSC"). GCCA is required to maintain risk-adjusted capital in excess of the minimum capital requirement. At December 31, 2019, GCCA maintained $2.1 million more than the minimum required regulatory capital for a total of 11.5 times the required capital.

Singapore
GAIN Capital Singapore Pte., Ltd. ("GCS") is registered by the Monetary Authority of Singapore ("MAS") and operates as an approved holder of Capital Market Services License. GCS is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap 289). Under these rules GCS is required to maintain a minimum base capital of approximately $3.7 million (5.0 million SGD) and Financial Resources in excess of 120% of the total risk requirements, which is calculated as the sum of operational, counterparty, large exposure and market risk at all times. MAS announced changes in allowed maximum leverage effective in October 2019 that, among other things, reduce the maximum leverage that can be offered to certain classes of investors to 20-to-1 from the current limit of 50-to-1. At December 31, 2019, GCS maintained $8.1 million more than the required minimum regulatory capital for a total of 3.2 times the required capital.

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

Employees

As of December 31, 2019, we had 676 employees. None of our employees are covered by collective bargaining agreements.

Corporate Information

We were incorporated in Delaware in October 1999 as GAIN Capital, Inc. Our principal executive offices are located at Bedminster One, 135 Route 202/206, Bedminster, New Jersey 07921. Other offices include New York, New York; Chicago, Illinois; Powell, Ohio; London, England; Tokyo, Japan; Sydney, Australia; Shanghai, China; Hong Kong; Dubai, U.A.E.; Krakow, Poland; and Singapore. A complete list of our subsidiaries can be found in Exhibit 21.1 to this Annual Report.

Available Information

GAIN maintains a corporate website with the address www.gaincapital.com. Its intended use is as a regular means of disclosing material public information and for complying with disclosure obligations under Regulation FD promulgated by the U.S. Securities and Exchange Commission ("SEC"). Such disclosures are included on the website under the heading “Investor Relations.” Accordingly, investors should monitor such portions of the website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

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

ITEM 1A. RISK FACTORS

Risks related to Our Pending Transaction with INTL
We may not complete the pending transaction with INTL within the time frame we anticipate, or at all, which could have an adverse effect on our business, results of operations and financial condition.
On February 26, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with INTL FCStone Inc. (“INTL”) and Golf Merger Sub I Inc., a wholly owned subsidiary of INTL (“Merger Sub”), pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into the Company (the “Merger”). As a result of the Merger, Merger Sub will cease to exist, and the Company will survive as a wholly owned subsidiary of INTL. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than dissenting shares) will be converted into the right to receive $6.00 in cash, without interest.
The completion of the Merger and the other transactions contemplated by the Merger Agreement (the “Merger Transactions”) will be conditioned on the satisfaction or waiver of certain conditions, including, without limitation, (1) the approval of the Merger Agreement and the Merger Transactions by our stockholders, (2) the absence of any restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction preventing the consummation of the Merger, (3) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (4) the receipt of all other required regulatory approvals, (5) subject to certain qualifications, the accuracy of representations and warranties and obligations of us, INTL and Merger Sub, as applicable, under the Merger Agreement and (6) there shall not have occurred a Company Material Adverse effect on us or a Parent Material Adverse Effect on INTL (as such terms are defined in the Merger Agreement) since the signing of the Merger Agreement. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, (i) if the Merger has not been consummated on or before November 27, 2020 or (ii) a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Proposal,” as defined in the Merger Agreement. As a result, we cannot assure you that the Merger Transactions will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.
If the Merger Transactions are not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger Transactions will be completed. We could be required to pay INTL a termination fee of $9 million or reasonable out-of-pocket deal-related expenses up to $3.5 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the Merger Transactions also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, customers, regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger Transactions or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.
The announcement and pendency of the transaction with INTL could adversely affect our business, results of operations and financial condition.
Our efforts to complete the Merger Transactions could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether these transactions will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transactions are pending because employees may experience uncertainty about their roles following the transactions. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transactions and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, customers, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger Transactions could be exacerbated by any delays in completion of the transactions or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent INTL’s prior consent. These limitations include restrictions on our ability to, among other things, acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends (except as consistent with our past practice), make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.
We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger Agreement, and in certain instances, the Merger Agreement requires us to pay a termination fee to INTL, all of which could require us to use available cash that would have otherwise been available for other purposes.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Merger Transactions. We must pay substantially all of these costs and expenses whether or not the transactions are completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. In addition, under the terms of the Merger Agreement, we could be required to pay INTL a termination fee of $9 million or reasonable out-of-pocket deal-related expenses up to $3.5 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. Even if the Merger Agreement is terminated under circumstances that do not require us to pay a termination fee, we will be responsible for substantially all of the costs and expenses we have incurred and will continue to occur in connection with the Merger Transactions, which may also require us to use available cash that would otherwise have been available for general corporate purposes and other uses. For these and other reasons, the costs we incur in connection with the Merger Agreement or its termination could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.
Risks Related to Our Business

Our revenue and profitability are influenced by trading volume and market volatility, which are directly impacted by domestic and international market and economic conditions that are beyond our control.

Our revenue is influenced by the general level of trading activity in the global financial markets. Our revenue and operating results may vary significantly from period to period due primarily to movements and trends in the world’s financial markets and to fluctuations in trading levels. We have generally experienced greater trading volume in periods of volatile markets. Recent years have experienced volatility ranging from historic lows to significant. When we experience lower levels of market volatility, our revenue and profitability will likely be negatively affected. In addition, our customer base is primarily comprised of individual retail customers who view trading in the markets we offer as an alternative investment class. If global economic conditions limit the disposable income of our customers or provide more attractive investment markets, our business could be materially adversely affected as our customers may choose to curtail their trading, which could result in reduced customer trading volume and trading revenue.

Like other financial services firms, our business and profitability are directly affected by elements that are beyond our control, such as economic and political conditions, broad trends in business and finance, changes in the volume of market transactions, changes in supply and demand for products in which we offer leveraged derivatives, movements in currency exchange rates, changes in the financial strength of market participants, legislative and regulatory changes, changes in the markets in which such transactions occur, changes in how such transactions are processed and disruptions due to terrorism, war, extreme weather events or outbreaks of pandemic or contagious diseases, such as the novel coronavirus (COVID-19). Any one or more of these factors, or other factors, may adversely affect our business and results of operations and cash flows. A weakness in relevant markets could result in reduced trading activity by our customers and, therefore, could have a material adverse effect on our business, financial condition and results of operations and cash flows. As a result, period-to-period comparisons of our operating results may not be meaningful and our future operating results may be subject to significant fluctuations or declines.

Our risk management policies and procedures may be ineffective, leaving us exposed to unidentified or unexpected risks.

We are dependent on our risk management policies and our staff adhering to them. Our policies, procedures and practices used to identify, monitor and control a variety of risks, including risks related to human error, customer defaults, market movements, technology, fraud and money-laundering, are established and reviewed by the Risk Committee of our Board of Directors. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. Our risk management methods also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing software or hardware failures. In addition, we may elect to adjust our risk-management policies to allow for an increase in risk appetite, which could expose us to the risk of greater losses. Our risk-management methods rely on a combination of technical controls, human controls, and supervision, all of which are subject to error and failure. These methods may not protect us against all risks or may protect us less than anticipated, in which case our business, financial condition and results of operations and cash flows may be materially adversely affected.

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

Through our retail trading activities, one of our principal sources of revenues and profits arise from the differences between the prices at which we buy and sell, or sell and buy, the leveraged derivatives we offer. We may incur trading losses for a variety of reasons, including:

•	price changes in leveraged derivatives;

•	lack of liquidity or adverse price movements in leveraged derivatives in which we have positions; and

•
inaccuracies in our proprietary pricing mechanism, or rate engine, which evaluates, monitors and assimilates market data and reevaluates our outstanding price quotes, in order to publish prices reflective of prevailing market conditions throughout the trading day.

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

All of the risks that pertain to our trading activities in the leveraged derivative products we offer also apply to any other products we may offer in the future. These risks include market risk, credit risk, counterparty risk, liquidity risk, technology risk, third-party risk and risk of human error. In addition, unexpected events can occur that can result in great financial loss to us, including our inability to effectively integrate new products into our existing trading platforms or our failure to properly manage the market risks associated with making markets for new products. The profit margins for these products may not be similar to the profit margins we have realized with respect to existing leveraged derivatives trading.

In our futures segment, we are also exposed to credit risk with our clients for exchange-traded futures and options on futures. An adverse market move related to a client’s position may result in a debit balance, which, if we are unable to collect, would result in a bad debt expense. Such an expense could have a material adverse effect on our results of operations.

The accounting method for convertible debt securities that may be settled in cash, such as our 4.125% Convertible Senior Notes due 2020 and our 5.00% Convertible Senior Notes due 2022, could have a material effect on our reported financial results.

Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.125% Convertible Senior Notes due 2020 and our 5.00% Convertible Senior Notes due 2022) in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and is reflected as a liability in our Consolidated Balance Sheets. The equity component of the notes is included in the additional paid-in capital section of our shareholders’ equity on our Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods than just our cash interest alone. Accordingly, we will report lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our consolidated income statement because ASC 470-20 will require the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest.
In addition, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as our 4.125% Convertible Senior Notes due 2020 and our 5.00% Convertible Senior Notes due 2022) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share unless the conversion value of the notes exceeds their principal amount at the end of the relevant reporting period. If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, were issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of principal, to pay interest on or to refinance our indebtedness, including our 4.125% Convertible Senior Notes due 2020 and our 5.00% Convertible Senior Notes due 2022, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate future cash flow from operations sufficient to service our debt because of factors beyond our control. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Any disruption or corruption of our proprietary technology could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We rely on our proprietary technology to receive and properly process internal and external data. Any disruption in the proper functioning or any corruption of our software or erroneous or corrupted data may cause us to make erroneous trades, accept customers who we otherwise would not have accepted, accept customers from jurisdictions where we do not possess the proper licenses, authorizations or permits or require us to suspend our services, any of which could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Systems failures could cause interruptions in our services or decreases in the responsiveness of our services, which could harm our business.

If our systems fail to perform, we could experience disruptions in operations, slower response times or decreased customer satisfaction. Our ability to facilitate transactions successfully and provide high quality customer service depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. These systems have in the past experienced periodic interruptions and disruptions in operations, which we believe will continue to occur from time to time. Our systems also are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have fully redundant capabilities. While we currently maintain a disaster recovery plan ("DRP"), which is intended to minimize service interruptions and secure data integrity, our DRP may not work effectively during an emergency. Any systems failure that causes an interruption in our services or decreases the responsiveness of our services could impair our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations and cash flows.

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
There is currently no broadly accepted regulatory framework for Bitcoin or other cryptocurrencies, and the regulation of cryptocurrencies is developing and changing rapidly in the U.S. and other countries around the world. For example, in the U.S., it is unclear whether many cryptocurrencies are “securities” under federal securities laws, and the implications for us if any of our products are linked to cryptocurrencies that are determined to be securities could be significant and adverse. In addition, some market observers have asserted that historical material price fluctuations in many cryptocurrency markets, such as that for Bitcoin, may indicate the propensity for cryptocurrency markets to “bubble,” and if markets for any cryptocurrencies linked to our products suffer severe fluctuations, our customers could experience significant losses and we could lose their business.
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

Our customer base primarily comprises individual retail customers. Although we offer products and tailored services designed to educate, support and retain our customers, our efforts to attract new customers or reduce the attrition rate of our existing customers may not be successful. If we are unable to maintain or increase our customer retention rates or generate a sufficient number of new customers in a cost-effective manner, our business, financial condition and results of operations and cash flows would likely be adversely affected. Although we have spent significant financial resources on sales and marketing expenses, and plan to continue to do so, these efforts may not be cost-effective or successful at attracting new customers. In particular, we believe that rates for desirable advertising and marketing placements, including online, search engine, print and television advertising, are likely to increase in the foreseeable future, and we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments. Additionally, our sales and marketing methods are subject to regulation by the CFTC, and NFA, in the U.S., the FCA, in the U.K. and by other regulators in other jurisdictions. The rules and regulations of these organizations impose specific limitations on our sales methods, advertising and marketing. If we do not achieve our advertising objectives, our profitability and growth may be materially adversely affected.

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

In addition, employee errors, including mistakes in executing, recording or reporting transactions for customers, may cause us to enter into transactions that customers disavow and contest. Employee errors expose us to the risk of material losses until the errors are detected and the transactions are unwound or reversed. The risk of employee error or miscommunication may be greater for products that are new or have non-standardized terms. Further, such errors may be more likely to occur following any acquisitions during the integration of or migration from technological systems. Misconduct by our employees or former employees could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It may not be possible to detect or deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Our employees may also commit good faith errors that could subject us to financial claims for negligence or otherwise, as well as regulatory actions.

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

Our ability to attract and retain customers and employees may be adversely affected if our reputation is damaged. If we fail, or appear to fail, to deal with issues that may give rise to reputational risk, our business prospects could be materially adversely affected. These issues include, but are not limited to, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, client data protection, record keeping, sales and trading practices, and the proper identification of the legal, credit, liquidity, and market risks inherent in our business. Failure to appropriately address these issues could also give rise to additional legal risk to us, which could, in turn, increase the size and number of claims and damages asserted against us or subject us to regulatory enforcement actions, fines and penalties. Any such sanctions could materially adversely affect our reputation, thereby reducing our ability to attract and retain customers and employees.

In addition, our ability to attract and retain customers may be adversely affected if the reputation of the online financial services industry as a whole, or the forex and CFD industry, is damaged. In recent years, a number of financial services firms have suffered significant damage to their reputations from highly publicized incidents that in turn resulted in significant and in some cases irreparable harm to their business. A perception of instability within the online financial services industry also could materially adversely affect our ability to attract and retain customers.

The loss of our key employees could materially adversely affect our business, including our ability to grow our business.

Our key employees, including Glenn Stevens, our chief executive officer, have significant experience in the forex and CFD industry and have made significant contributions to our business. Our continued success is dependent upon retaining key executive officers and employees, as well as retaining the expertise of our trading staff, technology and programming specialists and a number of other key managerial, marketing, planning, financial, technical and operations personnel. The loss of such key personnel could have a material adverse effect on our business. In addition, our ability to grow our business is dependent, to a large degree, on our ability to retain such employees.

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

As we continue to seek to grow our business, we are executing a growth strategy that involves a number of different initiatives designed to organically grow our product offering and customer base and leverage our global brands, including an increase in our marketing spending relative to past periods. We will also seek to increase operational efficiency and reduce revenue volatility while still selectively pursuing acquisition opportunities. We also intend to continue to expand and upgrade the reliability and scalability of our transaction processing systems, network infrastructure and other aspects of our proprietary technology. We may not be able to successfully execute all or any of these initiatives, and the results may vary from our expectations. Further, even if these initiatives are successful, we may not be able to expand and upgrade our technology systems and infrastructure to accommodate increases in our business activity in a timely manner, which could lead to operational breakdowns and delays, loss of customers, a reduction in the growth of our customer base, increased operating expenses, financial losses, increased litigation or customer claims, regulatory sanctions or increased regulatory scrutiny. In addition, we will need to continue to attract, hire and retain highly skilled and motivated executives and employees to both execute our growth strategy and to manage the resulting growth effectively.

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

In 2019, we generated approximately 67.7% of our retail segment trading volume from customers outside the United States. Expanding our business in new markets is an important part of our growth strategy. Due to certain cultural, regulatory and other challenges relevant to those markets, however, we may be at a competitive disadvantage in those regions relative to local firms or to international firms that have a well-established local presence. These challenges include:

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

In addition, in order to be competitive in these local markets, or in some cases because of restrictions on the ability of foreign firms to do business locally, we may seek to operate through joint ventures with local firms. Doing business through joint ventures may limit our ability to control the conduct of the business and could expose us to reputational and greater operational risks. We may also face intense competition from other international firms over relatively scarce opportunities for market entry. Given the intense competition from other international brokers that are also seeking to enter these new markets, we may have difficulty finding suitable local firms willing to enter into the kinds of relationships with us that we may need to gain access to these markets. This competition could make it difficult for us to expand our business internationally as planned. We may also face challenges related to local economic, political and social conditions, including the possibility of economic slowdowns, hyperinflationary conditions, political instability, social unrest or outbreaks of pandemic or contagious diseases, such as the novel coronavirus (COVID-19).

If our operating subsidiaries are unable to pay us dividends when needed, we may be unable to satisfy our obligations when they arise.

As a holding company, nearly all of our funds generated from operations are generated by our operating subsidiaries. Historically, we have accessed these funds through receipt of dividends from these subsidiaries. Some of our subsidiaries are subject to regulation and requirements of various regulatory bodies, including the CFTC and NFA in the U.S., the FCA in the U.K., the FSA in Japan, IIROC and the Ontario Securities Commission ("OSC") in Canada, MAS in Singapore, ASIC in Australia, and CIMA in the Cayman Islands, relating to liquidity and capital standards, which may have the effect of limiting funds available for the payment of dividends to the holding company. Accordingly, if our operating subsidiaries are unable to pay us dividends and make other payments to us when needed, due to regulatory restrictions or otherwise, we may be unable to satisfy our obligations when they arise.

Our acquisition strategy may result in transaction expenses, integration and consolidation risks.

Although our Merger Agreement with INTL imposes certain restrictions on our ability to pursue acquisitions without INTL's consent, and we expect to focus on organic growth, we may continue to selectively pursue acquisition opportunities that may arise. Such acquisitions will involve transaction expenses, including, but not limited to, fees paid to legal, financial, tax and accounting advisors, filing fees and printing costs. Other risks associated with future acquisitions may include:

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

The withdrawal of the U.K. from membership in the E.U., commonly referred to as Brexit, could cause disruptions to, and create uncertainty surrounding, our business in the U.K. and E.U.

On January 31, 2020, the U.K. withdrew from membership in the E.U., which exit (referred to as Brexit) could cause disruptions to, and create uncertainty surrounding, our business in the U.K. and E.U., including our historical right to serve customers in the E.U. on a passport basis due to the licenses we hold in the U.K. Brexit could also impact our existing and future relationships with suppliers and employees in the U.K. and E.U. by disrupting the free movement of goods, services, and people between the U.K., the E.U., and elsewhere. As a result, Brexit could have an adverse effect on our future business, financial results and operations.

The long-term nature of the U.K.’s relationship with the E.U. is unclear and subject to considerable uncertainty. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets during a transitional period that is set to expire on December 31, 2020, during which the British government will continue to negotiate the terms of the U.K.'s future relationship with the E.U. The outcome of these negotiations is uncertain, and Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the U.K. and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

Regulatory changes in the jurisdictions in which we operate may disrupt our operations or require us to comply with additional regulatory requirements.

Recently, the legislative and regulatory environment in which we operate has undergone significant changes, and U.S. and foreign regulators have expressed their intention to review existing regulation in a number of areas. For example, in March 2018, ESMA announced product intervention measures to further regulate the marketing, distribution or sale of CFDs to retail investors in the E.U. These measures require firms to:

•	implement leverage limits ranging between 30:1 and 2:1 by imposing minimum margin as a percentage of the overall exposure that the CFD provides;

•	close out a customer’s position when their funds fall to 50% of the margin needed to maintain their open positions on their CFD account;

•	provide a negative balance protection that guarantees that a client cannot lose more than the total funds in their CFD account;

•	stop offering monetary and non-monetary inducements to encourage trading;

•	provide a standardized risk warning, which requires firms to tell potential customers the percentage of their retail client accounts that make losses.

While the restrictions on leverage did affect our clients' trading patterns, the Company has taken actions that mitigated the impact of ESMA’s regulations and currently does not expect that the regulations will have a material adverse impact on the Company’s results of operations or financial condition.

In Australia, recent activity suggests that ASIC may be adopting new regulations that restrict the available leverage that may be offered to customers and provide for margin close-out protection, additional risk warnings, prohibition on certain types of inducements, real-time disclosures and further transparency regarding the cost of trading.

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

For the year ended December 31, 2019, although a majority of our retail trading volume was attributable to customers residing in a jurisdiction where we or our white label partners are licensed, regulated or deal with customers cross-border in a manner that we believe does not require us to be regulated in that jurisdiction, a portion of our retail trading volume was attributable to customers in jurisdictions in which we or our white label partners are not currently licensed or authorized by the local government or applicable self-regulatory organization. This includes jurisdictions, such as China, from which we derive material revenue and profit and in which the local government has not adopted specific regulations governing the trading of foreign exchange and CFD products of the types we offer to retail clients. We determine the nature and extent of services we can offer and the manner in which we conduct our business in the various jurisdictions in which we serve customers based on a variety of factors, including legal advice received from local counsel, our review of applicable U.S. and local laws and regulations and, in some cases, our discussions with local regulators. In cases in which we operate in jurisdictions based on local legal advice and/or cross border in a manner that we believe does not require us to be regulated in a particular jurisdiction, we are exposed to the risk that our legal, regulatory and other analysis is subsequently determined by a local regulatory agency or other authority to be incorrect and that we have not been in compliance with local laws or regulations, including local licensing or authorization requirements, and to the risk that the regulatory environment in a jurisdiction may change, including in a circumstance where laws or regulations or licensing or authorization requirements that previously were not enforced become subject to enforcement.

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

Our regulators have stringent rules requiring that we maintain specific minimum levels of regulatory capital in our operating subsidiaries. In the U.S., as a FCM, and a RFED, we are required to maintain adjusted net capital of $20.0 million plus 5.0% of the amount of retail customer liabilities over $10.0 million, plus 10% of all liabilities owed to eligible contract participant counterparties acting as a dealer that are not an affiliate. On a worldwide basis, as of December 31, 2019, we were required to maintain approximately $99.9 million in minimum capital in the aggregate across all jurisdictions. Regulators continue to evaluate and modify regulatory capital requirements from time to time in response to market events and to improve the stability of the international financial system. Additional revisions to this framework or new capital adequacy rules applicable to us may be proposed and ultimately adopted, which could further increase our minimum capital requirements in the future.

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

On December 22, 2017, President Trump signed into law P.L. no 115-97, also known as the Tax Cuts and Jobs Act ("TCJA"), which includes a broad range of tax law changes affecting businesses, including corporate tax rates, business deductions, and international tax provisions.  Throughout 2019 and 2018, the Internal Revenue Service ("IRS") and Treasury department have issued administrative guidance on the application of various provisions of the TCJA so there is less uncertainty as to how these new provisions will be interpreted and applied by the Internal Revenue Service. At the state level, however, many states have not yet issued administrative guidance with respect to these provisions of the TCJA, and uncertainty remains as to how these new provisions will be interpreted and applied by the various state taxing authorities.

Servicing customers via the Internet may require us to comply with the laws and regulations of each country in which we are deemed to conduct business. Failure to comply with such laws may negatively impact our financial results.

Since our services are available over the Internet in foreign countries and we have customers residing in foreign countries, foreign jurisdictions may require us to qualify to do business in their country. We believe that the number of our customers residing outside of the U.S. will continue to increase over time. We are required to comply with the laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to Internet services available to the residents of each country from service providers located elsewhere. For example, the Cyprus Securities and Exchange Commission recently announced that it will require any registered investment firm in Cyprus that wishes to offer products to customers offered in another country to provide evidence of its authorization to offer products in that other country. If one of our regulators were to adopt a similar requirement, we could be subject to increased regulatory compliance costs or may be required to modify our business and operations. Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction, which could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Procedures and requirements of the Patriot Act and other anti-money laundering and know your customer regulations may expose us to significant costs or penalties.

As participants in the financial services industry, we are, and our subsidiaries are, subject to numerous laws and regulations, including the U.S. Patriot Act, that require that we know our customers and monitor transactions for suspicious financial activities. The cost of complying with the Patriot Act and similar laws and regulations is significant. We face the risk that our policies, procedures, technology and personnel directed toward complying with these laws and regulations are insufficient and that we could be subject to significant criminal and civil penalties due to noncompliance. Such penalties could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Risks Related to Third Parties

If we lose access to our prime brokers and other liquidity providers, we may be unable to provide competitive trading services, which will materially adversely affect our business, financial condition and results of operations and cash flows.

We rely on third-party financial institutions to provide us with market liquidity. We maintain relationships with a large network of liquidity providers, including established global prime brokers such as J.P. Morgan, Citibank, Morgan Stanley and UBS. We depend on these relationships, particularly those with our prime brokers, for our access to a pool of liquidity to ensure that we are able to execute our customers’ trades in the products we offer at the notional amounts our customers request. These liquidity providers, although under contract with us, may terminate our arrangements at any time. If we were to experience a disruption in the services provided by a liquidity provider, particularly one of our prime brokers, due to a financial, technical or other adverse development, our business could be materially adversely affected to the extent that we are unable to transfer positions and margin balances to another liquidity provider that allows us to offer competitive trading services in a timely fashion. In the event of the insolvency of one of our prime broker or other liquidity providers, we might not be able to recover any or all of the funds we have on deposit with such entity since we will be among the entity’s unsecured creditors. In the event that we no longer have access to the levels of liquidity that we currently have, we may be unable to provide competitive trading services, which would materially adversely affect our business, financial condition and results of operations and cash flows.

A systemic market event that impacts the various market participants with whom we interact could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We interact with various third parties through our relationships with our liquidity providers, white label partners and introducing brokers. Some of these market participants could be overleveraged. In the event of sudden, large market price movements, such as recent market turmoil associated with the outbreak of the novel coronavirus (COVID-19), such market participants may not be able to meet their obligations to brokers who, in turn, may not be able to meet their obligations to their counterparties. As a result, a systemic collapse in the financial system could occur, which would have a material adverse effect on our business, financial condition and results of operations and cash flows.

We are subject to risk of default by financial institutions that hold our funds and our customers’ funds.

We have significant deposits of our own funds and our customers' funds with banks and other financial institutions, including liquidity providers. In the event of the insolvency of one of these financial institutions, we might not be able to fully recover the assets we have deposited since, in certain cases, we will be among the institution’s unsecured creditors. As a result, our business could be materially adversely affected by the loss of these funds.

Retail Forex customer funds deposited with us in the U.S. are not permitted to be segregated from our own funds for purposes of applicable CFTC, NFA, bankruptcy or insolvency laws and regulations, meaning such funds may be at risk of default if we were to become insolvent.

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

Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. Our margin policy allows customers to leverage their account balances by trading notional amounts that may be significantly larger than their cash balances. We mark our customers’ accounts to market each time a price in their portfolio changes. While this allows us to closely monitor each customer’s exposure, it does not guarantee our ability to eliminate negative customer account balances prior to an adverse price change or other market events. Although we have the ability to alter our margin requirements without prior notice to our customers, this may not eliminate the risk that our access to liquidity becomes limited or market conditions, including price volatility and liquidity constraints, change faster than our ability to modify our margin requirements. Changes in market conditions or unforeseen extreme market events, such as recent market turmoil associated with the outbreak of the novel coronavirus (COVID-19), could result in our customers experiencing losses in excess of the funds they have deposited with us. In such an event, we may not be able to recover the negative client equity from our customers, which may result in our incurring a bad debt expense. In addition, if we cannot recover funds from our customers, we may nonetheless be required to fund positions we hold with our liquidity providers or other third parties. Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure of third-party systems or third-party service and software providers upon which we rely could adversely affect our business.

We rely on certain third-party computer systems or third-party service and software providers, including trading platforms, back-office systems, Internet service providers, software development partners and communications facilities. For example, for the year ended December 31, 2019, 38.2% of our retail trading volume was derived from trades utilizing the MetaTrader platform, a third-party trading platform we license that is particularly popular in the international retail trading community. Any interruption in these third-party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find alternative systems or service providers on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Failure to maintain relationships with introducing brokers who direct new customers to us could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We have relationships with introducing brokers who direct new customers to us and provide marketing and other services for these customers. In certain jurisdictions, we are only able to provide our services through introducing brokers. For the year ended December 31, 2019, approximately 9.6% of our retail trading volume was derived from introducing brokers. Many of our relationships with introducing brokers are nonexclusive or may be terminated by the brokers on short notice. In addition, under our agreements with introducing brokers, they have no obligation to provide us with new customers or minimum levels of transaction volume. Our failure to maintain our relationships with these introducing brokers, the failure of the introducing brokers to provide us with customers or our failure to create new relationships with introducing brokers would result in a loss of revenue, which could have a material adverse effect on our business, financial condition and results of operations and cash flows. To the extent any of our competitors offers more attractive compensation terms to one or more of our introducing brokers, we could lose the brokers’ services or be required to increase the compensation we pay to retain the brokers. In addition, we may agree to set the compensation for one or more introducing brokers at a level where, based on the transaction volume generated by customers directed to us by such brokers, it would have been more economically attractive to seek to acquire the customers directly rather than through the introducing broker.

Our business or reputation could be harmed by introducing broker misconduct or errors that are difficult to detect and deter.

It may be perceived that we are responsible for any improper conduct by our introducing brokers, even though we do not control their activities. Many of our introducing brokers operate websites, which they use to advertise our services or direct customers to us. It is difficult for us to closely monitor the contents of their websites to ensure that the statements they make in relation to our services are accurate and comply with applicable rules and regulations. Any disciplinary action taken against any of our introducing brokers in the U.S. and abroad could have a material adverse effect on our reputation, damage our brand name and materially adversely affect our business, financial condition and results of operations and cash flows.

Risks Related to our Common Stock

The market price of our common stock may be volatile.

Our results of operations and cash flows have fluctuated significantly from period to period in the past based on a variety of factors, including some that are beyond our control, such as market volatility and fluctuations in trading volume. These variations, along with any failure to achieve operating results that meet or exceed the expectations of our investors and the market as a whole, could result in significant price and volume fluctuations in our common stock. Other factors that could affect the market price of our common stock include:

•	the perceived likelihood of the completion of our pending acquisition by INTL;

•	future announcements concerning us or our competitors, including the announcement of acquisitions;

•	changes in government regulations or in the status of our regulatory approvals or licensure;

•	public perceptions of risks associated with our services or operations;

•	developments in our industry; and

•
general economic, market and political conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, such as outbreaks of pandemic or other contagious diseases like the novel coronavirus (COVID-19).

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

We have adopted a stockholder rights plan, commonly referred to as a poison pill. The rights plan is intended to deter an attempt to acquire us in a manner or on terms not approved by our Board of Directors. The rights plan will not prevent an acquisition that is approved by our Board of Directors. In connection with our pending acquisition by INTL, we amended our stockholder rights plan to exempt the Merger Agreement and the transactions contemplated thereby from its protective provisions and to provide for its automatic expiration immediately prior to completion of the Merger. Our rights plan could substantially impede the ability of public stockholders to benefit from a change in control and, as a result, may reduce the market price of our common stock and the ability of holders of our common stock to realize any potential change of control premium.

We may be unable to obtain capital when we need it, on acceptable terms, or at all.

Our business depends on the availability of adequate funding and regulatory capital under applicable regulatory requirements. Historically, we have satisfied these needs from internally generated funds and from our offering of convertible debt securities and revolving credit facilities. While we currently anticipate that our available cash resources will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months, we may need to raise additional funds which could impact the number of shares to issue to:

•	support more rapid expansion;

•	develop new or enhanced services and products;

•	respond to competitive pressures;

•	acquire new businesses, products or technologies; or

•	respond to unanticipated requirements.

Additional financing may not be available when needed on terms favorable to us or at all. In addition, the terms of our Merger Agreement with INTL impose certain restrictions on our ability to obtain capital (for example, by issuing securities or incurring certain indebtedness) while the Merger Agreement is in effect. Any inability to obtain capital when we need it could have a material adverse effect on our business, results of operations and financial condition.

The limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price.

Our common stock is relatively illiquid. As of March 9, 2020, we had 37,505,756 shares of common stock outstanding (excluding shares held by us as treasury stock). The average daily trading volume in our common stock during the 60 calendar days ended March 9, 2020 was approximately 848,517 shares. A more active public market for our common stock may not develop, which could continue to adversely affect the liquidity of our common stock and adversely affect the trading price of our common stock. Moreover, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile than that of other companies or the market as a whole. In addition, in the absence of an active public trading market, you may be unable to liquidate your investment in us at a satisfactory price.

Stockholders may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions, conversion of our 4.125% Convertible Senior Notes due 2020 or our 5.00% Convertible Senior Notes due 2022, or otherwise.

As of December 31, 2019, we had approximately 64.7 million shares of common stock authorized but unissued. As of December 31, 2019, we have reserved an aggregate of 2.9 million shares for issuance under our equity incentive compensation plans.

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

Our 5.00% Convertible Senior Notes due 2022 are convertible into shares of our common stock, although we may, at our election and subject to certain limitations, choose to settle any conversion by the payment or delivery of cash, shares of our common stock, or a combination thereof. Prior to April 15, 2022, these notes may be converted only upon the occurrence of specified events set forth in indenture pursuant to which they were issued, while on or after April 15, 2022, holders may convert their notes at any time.

Any common stock that we issue, including under our 2015 Plan, 2011 Employee Stock Purchase Plan or other equity incentive plans that we may adopt in the future, or upon conversion of any of our convertible senior notes, will dilute the percentage ownership held by investors who own our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2. PROPERTIES

We are a global provider of trading services and solutions, specializing in over-the-counter ("OTC"), and exchange-traded markets. Our retail and futures segments service customers in more than 180 countries worldwide, and we conduct business from our offices in Bedminster, New Jersey; New York, New York; Chicago, Illinois; Powell, Ohio; London, England; Tokyo, Japan; Sydney, Australia; Shanghai, China; Hong Kong; Dubai, U.A.E.; Krakow, Poland and Singapore. Our retail segment conducts business in each of these locations, except our locations in Illinois and Ohio, which are focused primarily on our futures segment. Our corporate segment is primarily located in our corporate headquarters in Bedminster, New Jersey. All of our office space was leased as of December 31, 2019.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange under the symbol “GCAP” on December 15, 2010. Prior to that date, there was no established trading market for our common stock. As of March 9, 2020, we estimate that we had approximately 58 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of underlying beneficial stockholders represented by these record holders.

DIVIDEND POLICY
In October 2011, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination by our Board of Directors of the amount. Until November 2016, we paid a quarterly $0.05 per share dividend to holders of our common stock. In November 2016, our Board of Directors approved a change in the dividend policy which increased the dividend to $0.06 per share to holders of our common stock. The latest dividend of $0.06 per share was announced on February 27, 2020 and is payable on March 27, 2020 to stockholders of record on March 24, 2020.
Although we intend to continue our policy of paying quarterly dividends through the quarter ending June 30, 2020, any declaration and payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our Board of Directors deems relevant. In addition, the terms of our Merger Agreement with INTL restrict our ability to pay dividends or other distributions, including regular quarterly dividends after the quarter ending June 30, 2020. The Board’s ability to declare a dividend is also subject to limits imposed by Delaware corporate law. In addition, our subsidiaries are permitted to pay dividends to us subject to (i) certain regulatory restrictions related to the maintenance of minimum net capital in those of our subsidiaries that are subject to net capital requirements imposed by applicable law or regulation and (ii) general restrictions imposed on dividend payments under the laws of the jurisdiction of incorporation or organization of each subsidiary.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

REPURCHASES OF COMMON STOCK

During the year ended December 31, 2019, we repurchased approximately 1.1 million shares of our common stock pursuant to the terms of our approved stock repurchase plan.

			Total	Maximum Number
			Number of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	Total Number		Announced	Yet Be Purchased
	of Shares	Average Price	Plans or	Under the Plans or
Period	Purchased(1)	Paid per Share(1)	Programs(1)	Programs(1)(2)
January 2019	248,977	$6.38	248,977	$46,824,007
February 2019	176,507	$6.84	176,507	$45,613,459
March 2019	207,312	$6.72	207,312	$44,216,598
April 2019	390,187	$5.74	390,187	$41,968,543
May 2019	106,919	$5.14	106,919	$41,416,338
June 2019	—	$—	—	$—
July 2019	—	$—	—	$—
August 2019	—	$—	—	$—
September 2019	—	$—	—	$—
October 2019	—	$—	—	$—
November 2019	—	$—	—	$—
December 2019	—	$—	—	$—
(1) On May 16, 2011, the Company announced that its Board of Directors approved a share repurchase plan, which authorized the expenditure of up to $10.0 million for the purchase of the Company’s common stock. On May 6, 2013, the Company announced that the Board of Directors approved to increase the total amount available for the purchase of the Company’s common stock by $15.0 million. On May 3, 2016, the Company’s Board of Directors approved to increase the total amount available for the purchase of the Company’s common stock by an additional $15.0 million, including amounts allocable to certain prior purchases made in March, April and May 2016. On November 3, 2016, the Company announced that its Board of Directors had increased the total amount available for the repurchase of the Company’s common stock under the Company’s share repurchase plan to $30.0 million. On November 7, 2018, the Company's Board of Directors passed a resolution setting the total amount of cash available for purchases of the Company's common stock under its previously announced share repurchase plan to $50.0 million as of that date.

(2) Transaction fees related to the share purchases are deducted from the total remaining allowable expenditure amount.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2019.

Number of
securities remaining
	Number of	Weighted-average	available for future
	securities to be	exercise price	issuance under
	issued upon exercise	of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	688,805	$6.19	2,874,363

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto provided under “Item 8. Financial Statements and Supplementary Data” contained elsewhere within this Annual Report on Form 10-K.

Overview

We are a global provider of trading services and solutions, specializing in over-the-counter ("OTC") and exchange-traded markets. We operate our business in two segments: retail and futures. Through our retail segment, we provide customers around the world with access to a diverse range of over 15,000 global financial markets, including spot foreign exchange ("forex"), precious metals trading, as well as CFDs, which are investment products with returns linked to the performance of underlying assets. We offer CFDs on currencies, commodities, indices, individual equities, cryptocurrencies, bonds, options and interest rate products. In the U.K., we offer spread bets, which are investment products similar to CFDs, but with more favorable tax treatment for residents of the U.K.

Our futures segment offers execution and risk management services for exchange-traded futures and futures options on major U.S. and European futures and options exchanges. Each of our operating segments is discussed in more detail below.

As a global provider of online trading services, our results of operations are impacted by a number of external market factors, including market volatility and transaction volumes, competition, the regulatory environment in the various jurisdictions and markets in which we operate and the financial condition of the retail customers to whom we provide our services. These are not the only factors, and additional factors may impact our results of operations for the most recent fiscal period, as well as future periods. Please refer to “Item 1A. Risk Factors” for a discussion of other factors that may impact our business.

Market Environment and Trading Volatility
Our revenue and operating results may vary significantly from period to period primarily because of movements and trends in global financial markets and fluctuations in market volatility, which are driven by external factors, some of which are market specific and some of which are correlated to general macroeconomic conditions. As a general rule, our businesses typically benefit from volatility in the prices of the products that we offer, as periods of increased volatility often coincide with higher levels of trading by our clients and higher volume of transactions. Periods of extreme volatility, however, may result in significant market dislocations that can instead lead clients to reduce their trading activity. In addition, volatility that results in market prices moving within a relatively narrow band of prices may lead to less profitable trading activity. Low or extremely high market volatility can adversely affect our ability to profitably manage our net exposure, which is the unhedged portion of the trading positions we enter into with customers in our retail segment.
Competition
The products we offer have generally been accessible to retail investors for a significantly shorter period than many other securities products, such as cash equities, and our industry is rapidly evolving and characterized by intense competition. Entering new markets often requires us to lower our pricing in order to attract customers and compete with other companies that have already established customer bases in such markets. In addition, in existing markets, we occasionally make short-term decisions to be more aggressive regarding the pricing we offer our customers, or we may decide to offer additional services at reduced rates, or free of charge, in order to attract customers and take market share from our competitors.

Regulatory Environment
In March 2018, ESMA announced product intervention measures to further regulate the marketing, distribution or sale of CFDs to retail investors in the E.U. These measures include leverage limits which vary based on the underlying asset, a margin close out rule on a per account basis, negative balance protection on a per account basis, a restriction on incentives offered to trade CFDs and a required standardized risk warning. These measures have now been published in the Official Journal of the E.U. and became effective on August 1, 2018 and have since been extended several times. The expectation was that in time the various E.U. regulators would introduce similar, permanent measures in their own jurisdictions.  In July 2019, ESMA announced that it would cease renewal of the measures. In August 2019, the FCA implemented regulations similar to ESMA’s existing temporary restrictions, but extended the restrictions to closely substitutable products, including knock-out products and turbo certificates. Since then almost all EU countries have introduced permanent national measures that are similar to the ESMA measures. These measures are not expected to have a material adverse impact on the Company’s results of operations or financial condition. Furthermore, the FCA released a consultation paper (CP 19/22) in early 2019 regarding a potential ban on the sale of CFDs referencing cryptocurrencies to retail consumers. The consultation period is now closed and final rules are expected to be released in the first or second quarter of 2020.

ASIC recently announced proposed regulations for comment (CP322 Product Intervention measures) that may result in new regulations that restrict the available leverage that may be offered to customers and provide for margin close-out protection, additional risk warnings, prohibition on certain types of inducements, real-time disclosures and further transparency regarding the cost of trading.

As a result of historical and/or future regulatory changes, we may be required to change our business strategy, including the nature of the products that we offer, the target market for our products, or our overall strategy toward one or more geographic markets.

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

Prior to its sale, we reported the results of our GTX ECN business as part of our institutional segment. We have determined that the institutional reportable segment met the discontinued operations criteria set forth in ASC Subtopic 205-20-45, Presentation of Financial Statements, in the quarter ended June 30, 2018. Therefore institutional segment results have been classified as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Income. For more information relating to the discontinued operations of our GTX ECN business, please see Note 3 to our Consolidated Financial Statements elsewhere in this report.

Credit Facility

On August 3, 2017, we entered into a Credit Agreement (the “Credit Agreement”), with Barclays Bank PLC (“Barclays”), as Administrative Agent, Collateral Agent, Arranger and Documentation Agent, Sterling National Bank as Joint Bookrunner (“Sterling”), and the other lenders from time to time party thereto (together with Barclays and Sterling, the “Lenders”). The Credit Agreement provided for a U.S. $50.0 million senior secured first lien revolving credit facility (the “Facility”), to be made available upon certain terms and conditions.

On May 29, 2018, the Lenders entered into Consent and Waiver, pursuant to which the Lenders consented to the consummation of the sale of the GTX ECN business, and further agreed that, notwithstanding any other terms of the Credit Agreement, the Company could utilize a portion of the proceeds of the GTX ECN sale to repurchase the Company's outstanding 4.125% Convertible Senior Notes due 2020 and the Company's outstanding common stock, with such repurchases of common stock being excluded for purposes of the equity repurchase limits in the Credit Agreement until the first anniversary of the Consent and Waiver. In a Second Consent and Waiver dated as of October 9, 2018, the Lenders agreed to extend the repurchase period for the common stock to December 31, 2019, and also consented to the Company's $50.0 million modified Dutch auction tender offer, which is discussed in more detail in “Part I. Overview.”

On January 2, 2020, the Company delivered written notice to terminate the Credit Agreement effective as of January 13, 2020 ("Termination Date"). There were no amounts outstanding under the revolving line of credit as of the Termination Date, and the Company did not incur any material early termination penalties as a result of the termination.

Sale to INTL FCStone Inc.

On February 26, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with INTL FCStone Inc., a Delaware corporation (“INTL”) and Golf Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of INTL (“Merger Sub”), pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, Merger

Sub will merge with and into the Company (the "Merger"). As a result of the Merger, Merger Sub will cease to exist, and we will survive as a wholly owned subsidiary of INTL. Subject to the terms and conditions of the Merger Agreement at the effective time of the Merger (the "Effective Time"), each share of the Company's common stock issued and outstanding immediately prior to the Effective Time (other than dissenting shares) will be converted into the right to receive $6.00 per share in cash, without interest.

Key Income Statement Line Items and Key Operating Metrics

The following section briefly describes the key components of our revenues and expenses, our use of non-GAAP financial measures, and the key operating metrics that we use to evaluate the performance of our business.

Revenue
We categorize our revenue as retail revenue, futures revenue, other revenue, or net interest revenue.

Retail Revenue
Retail revenue is our largest revenue type. It consists primarily of retail segment trading revenue, which comes from a variety of our products, including spot forex, precious metals, spread bets and CFDs on currencies, commodities, indices, individual equities, cryptocurrencies, bonds, options and interest rate products, as well as OTC options on forex.

We generate retail revenue in two ways: transaction based revenue and market value based revenue. Transaction based revenue comes from customers trading OTC products for which we earn revenue principally from the bid/offer spread we provide our customers and fees, including financing charges for positions held overnight, commissions on equity CFD trades, and other account related fees. Market value based revenue comes from net gains and losses generated through changes in the market value of the currencies and other products held in our net exposure.

Retail revenue represented 76.0% and 83.9% of our total net revenue for the year ended December 31, 2019 and 2018, respectively.

For the year ended December 31, 2019, approximately 95% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, which is slightly less than our average daily retail trading volume hedged of approximately 97% in 2018. The remaining 5% and 3% of our average daily retail trading volume in 2019 and 2018, respectively, was of our net exposure.

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

Futures Revenue
Futures revenue consists primarily of commissions and fees earned on futures and futures options trades that we execute for our customers, who use our connections to clearers, data feeds, and trading tools. We are not exposed to any market risk in connection with this activity, though we do maintain credit risk with our counterparties.

Other Revenue
Other revenue primarily comprises foreign currency translation gains and losses, as well as inactivity fees.

Net Interest Revenue
Net interest revenue consists primarily of the revenue generated by our cash and customer cash held at banks and on deposit as collateral with our liquidity providers as well as U.S. Treasury bills, less interest paid to our customers.

Our cash and customer cash is generally invested in highly liquid securities, like U.S Treasury bills, or money market instruments. Interest paid to customers is determined by a variety of factors, including net account value, which equals cash on deposit plus the mark-to-market of open positions as of the measurement date. Interest income and interest expense are recorded when earned and incurred, respectively.

Expenses

Our expenses principally comprise the following:

Employee Compensation and Benefits
Employee compensation and benefits includes salaries, bonuses, commissions, stock-based compensation, contributions to benefit programs and other related employee costs.

Selling and Marketing
Our marketing strategy employs a combination of direct online marketing and focused branding programs, with the goal of raising awareness, cost-effectively acquiring customers for our products and services, as well as client engagement and retention.

Referral Fees
Introducing brokers direct customers to us in return for a referral on each referred customer’s trading volume or a share of net revenue generated by each referred customer’s trading activity. White label partners offer our trading services to their customers under their own brand. Like introducing brokers, White label partners charge referral fees for the trade flow they bring to us. Referral fees expense also includes payments made to affiliates for referring customer to us.

Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the terms of our specific agreements with white label partners and introducing brokers and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid for the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. During periods in which referred customer trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make larger payments to these partners despite generating lower revenue from the customers introduced. Our retail indirect business accounted for 21.7% and 24.3% of retail trading volume in the years ended December 31, 2019 and 2018, respectively. The decline in indirect volume resulted from our focus on expanding our direct business as part of our organic growth strategy, and ongoing efforts to optimize our indirect channel.

Trading Expenses
Trading expenses consist of clearing costs, fees paid for market data that we provide to our customers or use to create our own derived data products, as well as fees for news services.

General and Administrative
General and administrative expenses consist of bank fees, professional fees, occupancy and equipment and other miscellaneous expenses.

Depreciation and Amortization
Depreciation and amortization is expense for physical assets and software purchased for use over a period of several years, as well as amortization of internally developed software, which forms the majority of the expense.

Purchased Intangible Amortization
Purchased intangible amortization consists of amortization related to intangible assets connected with our acquisitions. The principal intangible assets acquired are technology, customer relationships, and trademarks. These intangible assets have initial useful lives ranging from one year to ten years.

Communications and Technology
Communications and technology consists of communication fees, data fees, non-capitalized product development, software and maintenance expenses. These costs serve a number of purposes, including general maintenance for our trading platforms and global communications.

Bad Debt Provision
Bad debt provision represents the amounts estimated for the uncollectibility of certain outstanding balances during the period.

Restructuring Expenses
In 2019 and 2018 we incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with FASB ASC 420 Exit or Disposal Cost Obligations and ASC 712 Compensation - Nonretirement Postemployment Benefits.

Legal Settlement
In November 2018, we settled on an ongoing contractual dispute with a service provider relating to the historical deployment of software supporting one of our legacy trading platforms. Pursuant to the terms of the settlement, we agreed to make a one-time settlement payment of approximately $5.3 million in exchange for a full and final settlement of all claims.

Goodwill Impairment
In 2019 we recorded a goodwill impairment of $28.1 million as a result of our annual assessment. The impairment related to the announcement of our sale to INTL FCStone Inc.

Impairment of Investment
In 2018 we recovered a portion of a previously impaired investment when we received reimbursement for losses that we had experienced.

Interest Expense on Long Term Borrowings
Interest expense on long term borrowings consists of interest expense, both cash and non-cash on our 4.125% Convertible Senior Notes due 2020, issued in April 2015 as part of the consideration for the City Index acquisition, and interest expense on our 5.00% Convertible Senior Notes due 2022.

Non-GAAP Financial Measures

We use liquidity available, adjusted net income and adjusted earnings per common share, each of which is a non-GAAP financial measure, to evaluate our business. We believe these measures assist investors in evaluating our operating performance. Liquidity available, adjusted net income and adjusted earnings per common share are not measures of financial performance calculated in accordance with GAAP. They should be considered in addition to, but not as substitutes for, other measures of our financial performance reported in accordance with GAAP, such as net income and earnings per common share. Below is a discussion and reconciliation of these non-GAAP financial measures.

Liquidity Available
Liquidity available is a non-GAAP financial measure consisting of our Cash and cash equivalents, plus our Receivables from banks and brokers, plus revolving credit facility, less the minimum regulatory capital requirements applicable to our business. We use this non-GAAP measure to evaluate our ability to fund growth in our business and meet its obligations.

Adjusted Net Income and Adjusted Earnings Per Share
Adjusted net income is a non-GAAP financial measure representing our net income excluding certain one-time costs and benefits (see below). We exclude these items from our adjusted net income and adjusted earnings per share, because we view these as transactions that are not part of our core operations, which we believe to be the most meaningful indicators of the Company’s performance.

Adjusted earnings per share is a non-GAAP financial measure representing our adjusted net income per share. We believe these financial measures assist investors in evaluating our operating performance. Non-GAAP financial measures have certain limitations, including lack of standardized meaning. Therefore, our definitions may be different from similar non-GAAP financial measures used by other companies or analysts, and it may be generally difficult to compare our financial performance to other companies.

Reconciliation of Non-GAAP Financial Measures

For a reconciliation of free cash available to Cash and cash equivalents, please refer to the “Liquidity and Capital Resources” section below. The following table provides a reconciliation of GAAP net income to adjusted net income and adjusted earnings per common share (amounts in thousands except per share amounts):

	Year Ended December 31,
	2019	2018
Net (loss)/income from continuing operations	$(60,761)	$27,977
Income tax (benefit)/expense	(12,869)	8,514
Pre-tax (loss)/income	(73,630)	36,491
Adjustments:
Impairment of investment	—	(130)
Contingent provision	200	—
Class action settlement	—	(5,398)
PP&E write-off	—	1,332
Dutch auction fees	—	768
Restructuring expenses	1,274	762
Goodwill impairment	28,098	—
Legal settlement	—	5,306
Total adjustments	29,572	2,640
Adjusted pre-tax (loss)/income	(44,058)	39,131
Adjusted income tax (benefit)/expense	(8,709)	9,261
Non-controlling interest	—	(737)
Adjusted net (loss)/income (non-GAAP)	$(35,349)	$29,133

Adjusted (loss)/earnings per common share (non-GAAP):
Basic	$(0.95)	$0.67
Diluted	$(0.95)	$0.66

The following table provides a reconciliation of income tax (benefit)/expense to adjusted income tax (benefit)/expense (amounts in thousands):

	Year Ended December 31,
	2019	2018
Income tax (benefit)/expense	$(12,869)	$8,514

Uncertain tax position (1)	(150)	233
Basis adjustments (2)	(562)	—
One off adjustments (3)	4,872	514
Adjusted income tax (benefit)/expense	$(8,709)	$9,261

Adjusted tax rate (4)	19.8%	23.6%

(1)	Represents adjustment of $(0.2) million in 2019 caused by a prior year's tax audit and adjustment caused by a favorable tax ruling of $(0.2) million in 2018, respectively

(2)	Represents a basis adjustment to deferred taxes of $(0.6) million relating to prior year

(3)
Represents adjustments to tax relating to a U.S. goodwill adjustment of $18.2 million taxed at 25% and restructuring of $1.3 million taxed at 18%; legal settlement of $5.3 million taxed at 21%, restructuring of $0.7 million taxed at 19%, a PP&E write off of $1.3 million taxed at 19%, fees associated with the share tender of $0.8 million taxed at 21%, a class action settlement of $(5.4) million taxed at 21% and an impairment adjustment of $(0.1) million taxed at 19% during 2018

(4)	Adjusted tax rate calculated as adjusted tax (benefit)/expense divided by adjusted pre tax (loss)/income

Operating Metrics

In addition to the financial measures discussed above, we review various key operating metrics, which are described below, to evaluate our businesses' performance.

	Key Operating Metrics
	(Unaudited)
	Year Ended December 31,
	2019	2018	2017	2016	2015
Retail
OTC Trading Volume (in billions)	$1,843.0	$2,612.4	$2,473.6	$2,822.0	$3,985.8
OTC Average Daily Volume (in billions)	$7.1	$10.1	$9.6	$10.9	$15.4
Active OTC Accounts (1) (2)	122,532	123,171	132,262	126,528	142,836
Client Assets (in millions)	$703.0	$626.7	$749.6	$599.5	$675.6

Futures
Number of Futures Contracts (3)	7,324,700	7,965,545	6,857,870	8,304,376	8,623,392
Futures Average Daily Contracts	29,066	31,609	27,322	32,954	34,356
Active Futures Accounts (1)	7,019	7,717	7,838	8,368	8,668
Client Assets (in millions)	$226.3	$215.8	$229.2	$346.0	$245.0

(1)	Represents accounts which executed a transaction over the last 12 months.

(2)	We have updated our historical active account disclosures for 2016 and 2015 to reflect a change in definition for certain accounts.

(3)	Futures contracts represent the total number of contracts transacted by customers of our futures business.

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

Number of Futures Contracts
Number of futures contracts represents the total number of contracts transacted by customers in our futures segment.

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

Results of Operations

In light of the sale of our GTX ECN business in June 2018, which comprised our institutional segment, the results of the institutional segment are presented as discontinued operations in our Consolidated Statement of Operations and
Comprehensive Income for the year ended December 31, 2018.

Our segment reporting structure includes two operating segments: retail and futures. These operating segments are discussed in more detail below. We also report information relating to general corporate services in a third segment, corporate and other. Please refer to Notes 1 and 23 to our audited consolidated financial statements for additional information.

Unless otherwise stated, financial results discussed herein refer to our continuing operations in our retail, futures, and corporate and other segments.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenue (amounts in thousands)

	Year Ended December 31,
	2019	2018	$ Change	% Change
Retail revenue	$177,727	$300,206	$(122,479)	(40.8)%
Futures revenue	34,791	39,705	(4,914)	(12.4)%
Other revenue	7,141	7,406	(265)	(3.6)%
Total non-interest revenue	219,659	347,317	(127,658)	(36.8)%
Interest revenue	16,598	12,503	4,095	32.8%
Interest expense	2,325	1,863	462	24.8%
Total net interest revenue	14,273	10,640	3,633	34.1%
Net revenue	$233,932	$357,957	$(124,025)	(34.6)%

The decrease in retail revenue for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a decrease in volume and a decrease in revenue capture, both of which resulted from unusually low volatility throughout 2019.

The decrease in futures revenue for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a decrease in contracts traded, reflecting softer market conditions.

The decrease in other revenue for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the receipt of a payment as part of a class action settlement in 2018, offset by reduced loss in foreign currency revaluation during 2019. Additionally, the swap dealer's contribution was higher in 2019 because it was part of the institutional segment for the first half of the prior year.

The increase in interest revenue for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the Company's focus on increasing yields from its cash deposits via an increased variety of investment products, supported by base rate increases in certain jurisdictions, including the U.S., during the course of the year.

Expenses (amounts in thousands)

	Year Ended December 31,
	2019	2018	$ Change	% Change
Employee compensation and benefits	$78,126	$89,070	$(10,944)	(12.3)%
Selling and marketing	38,395	36,460	1,935	5.3%
Referral fees	29,305	40,026	(10,721)	(26.8)%
Trading expenses	20,790	22,899	(2,109)	(9.2)%
General and administrative	50,605	55,239	(4,634)	(8.4)%
Depreciation and amortization	17,086	19,654	(2,568)	(13.1)%
Purchased intangible amortization	8,811	14,171	(5,360)	(37.8)%
Communications and technology	19,504	21,961	(2,457)	(11.2)%
Bad debt provision	2,024	2,508	(484)	(19.3)%
Restructuring expenses	1,274	762	512	67.2%
Legal settlement	—	5,306	(5,306)	(100.0)%
Goodwill impairment	28,098	—	28,098	100.0%
Impairment of investment	—	(130)	130	100.0%
Total operating expense	294,018	307,926	(13,908)	(4.5)%
OPERATING (LOSS)/PROFIT	(60,086)	50,031	(110,117)	(220.1)%
Interest expense on long term borrowings	13,544	13,540	4	—%
(LOSS)/INCOME BEFORE INCOME TAX (BENEFIT)/EXPENSE	(73,630)	36,491	(110,121)	(301.8)%
Income tax (benefit)/expense	$(12,869)	$8,514	$(21,383)	(251.2)%

The decrease in employee compensation and benefits for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a decrease in expense from accrued compensation and stock compensation, driven by lower results, for the year ended December 31, 2019.

The increase in selling and marketing expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to increases in marketing expenditures for our retail segment to support our key strategy of organic growth, with the aim of growing new and active direct customers going forward.

The decrease in referral fees for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the decrease in indirect volume, related to the lack of volatility, during the year ended December 31, 2019.

The decrease in trading expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to our cost optimization efforts, mainly in our retail segment along with certain volume based costs in our futures business.

The decrease in general and administrative expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to lower professional fees as part of our cost optimization efforts and a decrease in betting duty, related to the softer trading year for the year ended December 31, 2019.

The decrease in communications and technology expense for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily related to a decrease in software maintenance costs realized through our cost optimization efforts.

The decrease in depreciation and amortization for the year ended December 31, 2019 compared to the year ended December 31, 2018 resulted from certain assets being fully amortized between the periods.

The decrease in purchased intangible amortization for the year ended December 31, 2019 compared to the year ended December 31, 2018 resulted from certain assets being fully amortized between the periods.

The decrease in bad debt provision for the year ended December 31, 2019 compared to the year ended December 31, 2018 resulted from a slightly lower occurrence of negative customer positions as compared to the prior year.

The goodwill impairment for the year ended December 31, 2019 resulted from the expected transaction with INTL, based on the agreed-upon sales price of $6.00 per share.

Income tax expense for the year ended December 31, 2019 decreased $21.4 million, with a tax benefit of $12.9 million compared to a tax expense of $8.5 million in the year ended December 31, 2018. Our effective tax rate for the year ended December 31, 2019 was 17.5%, compared to an effective tax rate of 23.3% for the year ended December 31, 2018. The decrease in effective tax rate was primarily due to losses in the current year impacting GILTI and foreign tax credits, and a change in the mix of earnings from different foreign jurisdictions. Please refer to Note 20 to our audited consolidated financial statements for more detail.

Segment Results - Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Retail Segment (amounts in thousands)

	Year Ended December 31,
	2019	2018	$ Change	% Change
Net revenue	$194,256	$310,984	$(116,728)	(37.5)%

Employee compensation and benefits	49,565	55,447	(5,882)	(10.6)%
Selling and marketing	37,527	35,378	2,149	6.1%
Referral fees	18,232	26,899	(8,667)	(32.2)%
Other operating expenses	68,750	72,747	(3,997)	(5.5)%
Segment profit	$20,182	$120,513	$(100,331)	(83.3)%

The decrease in employee compensation and benefits expenses for the retail segment for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a decrease in expense from accrued incentive compensation and stock compensation, driven by lower results, for the year ended December 31, 2019.

The increase in selling and marketing expense for the retail segment for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily related to supporting our key strategy of organic growth, with the aim of growing new and active direct customers going forward.

The decrease in referral fees for the retail segment for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the decreased indirect volume during the year ended December 31, 2019, resulting from the lack of volatility in the markets.

The decrease in other operating expenses for the retail segment for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to lower professional fees as part of our cost optimization efforts and a decrease in betting duty, related to the generally poor trading conditions in the year ended December 31, 2019.

Other operating expenses for the retail segment include general and administrative expenses, communication and technology expenses, trading expenses, and bad debt.

Futures Segment (amounts in thousands)

	Year Ended December 31,
	2019	2018	$ Change	% Change
Net revenue	$39,771	$43,967	$(4,196)	(9.5)%

Employee compensation and benefits	9,531	9,868	(337)	(3.4)%
Selling and marketing	865	811	54	6.7%
Referral fees	11,073	13,127	(2,054)	(15.6)%
Other operating expenses	12,567	13,989	(1,422)	(10.2)%
Segment profit	$5,735	$6,172	$(437)	(7.1)%

The slight decrease in employee compensation and benefits expenses for the futures segment for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a decrease in expense from accrued incentive compensation and commissions, both driven by lower results, for the year ended December 31, 2019.

Selling and marketing expenses for the futures segment remained relatively flat for the year ended December 31, 2019 compared to the year ended December 31, 2018.

The decrease in referral fees for the futures segment for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a decrease in trading volumes, related to softer market conditions, for the year ended December 31, 2019.

The decrease in other operating expenses for the futures segment for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a decrease in trading costs related to lower volumes and a change in product mix for the year ended December 31, 2019.

Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses, and trading expenses, and bad debt.

Corporate and Other (amounts in thousands)

	Year Ended December 31,
	2019	2018	$ Change	% Change
Other loss	$(95)	$(2,392)	$2,297	(96.0)%

Employee compensation and benefits	19,030	23,756	(4,726)	(19.9)%
Selling and marketing	3	271	(268)	(98.9)%
Other operating expenses	11,606	13,770	(2,164)	(15.7)%
Loss	$(30,734)	$(40,189)	$9,455	23.5%

The decrease in employee compensation and benefits expenses for employees not attributed to any of our operating segments, such as our executive officers, for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a decrease in expense for the Company's incentive compensation plan due to softer financial results during the year ended December 31, 2019.

The slight decrease in selling and marketing expenses not attributed to any of our operating segments for the year ended December 31, 2019 compared to the year ended December 31, 2018 resulted from less expenditure on corporate marketing.

The decrease in other operating expenses not attributed to any of our operating segments for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a reduction in professional fees related to non-recurring legal services.

Liquidity and Capital Resources

We have historically financed our liquidity and capital needs primarily with funds generated from our subsidiaries' operations, the issuing debt and equity securities, including the 4.125% Convertible Senior Notes due 2020 that were issued in 2015 in connection with our acquisition of City Index, the 5.00% Convertible Senior Notes due 2022 that were issued in the third quarter of 2017, and access to secured lines of credit. In June 2018, we completed the sale of our GTX ECN business for a purchase price of $100 million, less a working capital adjustment which amounted to a $0.2 million reduction in the purchase price, resulting in cash sale proceeds of approximately $85.0 million, net of taxes and transaction-related expenses and fees. Those proceeds helped fund our share tender Dutch auction in November 2018, under which almost 6.4 million shares of common stock were repurchased at $7.84 per share, for a total purchase price of $50.0 million. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. We expect that our capital expenditures for the next 12 months will be slightly less than that in 2019.

Our cash and cash equivalents and customer cash and securities held for customers are held at banks, deposits at liquidity providers, investments in money market funds that invest in highly liquid investment grade securities including U.S. treasury bills, as well as investments in U.S treasury bills. In general, we believe all of our investments and deposits are of high credit quality and we have more than adequate liquidity to conduct our businesses.

Several of our operating subsidiaries are subject to requirements of regulatory bodies, including the CFTC and NFA in the U.S., the FCA in the U.K., the FSA in Japan, IIROC and the OSC in Canada, MAS in Singapore, ASIC in Australia, and CIMA in the Cayman Islands. Certain regulations limit funds available for dividends to GAIN Capital Holdings, Inc. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them.

On April 1, 2015, as part of the consideration for our acquisition of City Index, we issued $60.0 million aggregate principal amount of our 4.125% Convertible Senior Notes due 2020 to City Index Group Limited. These notes bear interest at a fixed rate of 4.125% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2015. The notes are convertible into cash, shares of our common stock, or a combination thereof, at our election, subject to certain limitations. During the fourth quarter of 2019, we repurchased approximately $1.5 million of the 2020 Notes, for an aggregate purchase price of $1.3 million. The remaining notes will mature on April 1, 2020 and be converted into cash, unless earlier converted, redeemed or repurchased.

Regulatory Capital Requirements

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of December 31, 2019 and the actual amounts of capital that were maintained on that date (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$34.2	$61.3	$27.1
GAIN Capital Securities, Inc.	0.1	0.3	0.2
GAIN Capital U.K., Ltd.	58.9	177.8	118.9
GAIN Capital Japan Co., Ltd.	1.0	11.7	10.7
GAIN Capital Australia, Pty. Ltd.	0.9	5.5	4.6
GAIN Global Markets, Inc.	0.4	3.4	3.0
GAIN Capital-Forex.com Canada, Ltd.	0.2	2.3	2.1
GAIN Capital Singapore Pte., Ltd.	3.7	11.8	8.1
Trade Facts, Ltd.	0.5	3.8	3.3
Global Assets Advisors, LLC (1)	0.0	1.2	1.2
Total	$99.9	$279.1	$179.2
(1) The Global Asset Advisors, LLC minimum regulatory capital requirement is $45 thousand.

Our futures commission merchant and forex dealer subsidiary, GCGL, is subject to the Commodity Futures Trading Commission Net Capital Rule (Rule 1.17) and NFA Financial Requirements, Sections 1 and 11. Under applicable provisions of these regulations, GCGL is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Risk Maintenance Margin, or $20.0 million plus 5% of all liabilities owed to retail customers exceeding $10.0 million, plus 10% of all liabilities owed to eligible contract participant counterparties acting as a dealer that are not an affiliate. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. GCGL’s current assets primarily consist of cash and cash equivalents reported on its balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. GCGL’s total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions or haircuts against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. GCGL’s net capital and adjusted net capital changes from day to day. As of December 31, 2019, GCGL had net capital of approximately $61.3 million and net capital requirements and haircut charges of $34.2 million. As of December 31, 2019, excess net capital was $27.1 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GCGL’s net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

GAIN Capital Securities, Inc. (“GCSI”) is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended. GCSI is a member of the Financial Industry Regulatory Authority (“FINRA”), Municipal Securities Rulemaking Board (“MSRB”), and Securities Investor Protection Corporation (“SIPC”). Pursuant to the SEC’s Uniform Net Capital Rule 15c3-1, GCSI is required to maintain a minimum net capital balance (as defined) of $0.1 million. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. At December 31, 2019, GCSI maintained $0.2 million more than the minimum required regulatory capital for a total of 3.0 times the required capital.

GAIN Capital U.K. Ltd. ("GCUK") is regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK is required to maintain the greater of approximately $0.8 million (€730,000) and the Pillar 1 requirement, which is calculated as the sum of the firm’s operational, credit, counterparty credit, concentration and market risks. At December 31, 2019, GCUK maintained $118.9 million more than the Pillar 1 requirement for a total of 3.0 times the required capital. Effective from 2016, the FCA began transitioning in additional capital requirements in the form of a capital conservation buffer and a countercyclical capital buffer as set out in Capital Requirements Directive, or CRD IV, Article 160 Transitional Provisions for Capital Buffers. The transitional period began on January 1, 2016 and ended on December 31, 2018. The minimum common equity tier 1 capital ratio requirement, from January 1, 2019 is 7%. The firm maintained a common equity tier 1 capital ratio of 24.2% as of December 31, 2019. The effect of the countercyclical buffer on the firm's existing capital requirements is negligible.

GAIN Capital Japan Co., Ltd. ("GCJP") is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency (“FSA”) in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GCJP is a member of the Financial Futures Association of Japan. GCJP is subject to a minimum capital adequacy ratio of 140%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GC Japan's market, counterparty credit risk and operational risk. At December 31, 2019, GCJP maintained $10.7 million more than the minimum required regulatory capital for a total of 11.7 times the required capital.

GAIN Capital Australia, Pty. Ltd. ("GCAU") is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). GCAU holds an Australian Financial Services License that has been issued by ASIC. GCAU is required to maintain a minimum capital requirement of the greater of $0.7 million (1.0 million AUD) or 10% of average revenues. The regulatory capital held is required to be in excess of 110% of its requirements at all times. ASIC recently announced proposed regulations for comment (CP322 Product Intervention measures) that may result in new regulations that restrict the available leverage that may be offered to customers, provide for margin close-out protection, additional risk warnings, prohibition on certain types of inducements, real-time disclosures and further transparency regarding the cost of trading. At December 31, 2019, GCAU maintained $4.6 million more than the minimum required regulatory capital for a total of 6.1 times the required capital.

GAIN Global Markets, Inc. ("GGMI") the Company’s Cayman Island subsidiary, is a registered securities arranger and market maker with the Cayman Islands Monetary Authority (“CIMA”). GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or the financial resources requirement which is the sum of the Base Requirement, counterparty and position risk requirement, or $0.4 million. At December 31, 2019, GGMI maintained $3.0 million more than the minimum required regulatory capital for a total of 8.5 times the required capital.

GAIN Capital-Forex.com Canada, Ltd. ("GCCA") is a Dealer Member of the Investment Industry Regulatory Organization of Canada (“IIROC”) and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory, but generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission ("OSC"). GCCA is required to maintain risk-adjusted capital in excess of the minimum capital requirement. At December 31, 2019, GCCA maintained $2.1 million more than the minimum required regulatory capital for a total of 11.5 times the required capital.

GAIN Capital Singapore Pte., Ltd. ("GCS") is registered by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of Capital Market Services License. GCS is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap 289). Under these rules GCS is required to maintain a minimum base capital of approximately $3.7 million (5.0 million SGD) and Financial Resources in excess of 120% of the total risk requirements at all times, which is calculated as the sum of operational, counterparty, large exposure and market risk at all times. At December 31, 2019, GCS maintained $8.1 million more than the required minimum regulatory capital for a total of 3.2 times the required capital.

Trade Facts, Ltd. ("Trade Facts") is regulated by the FCA as a BIPRU Limited License Firm. Trade Facts is required to maintain the greater of a base financial resource requirement of approximately $0.1 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or a fixed overhead requirement. At December 31, 2019, Trade Facts maintained $3.3 million more than the minimum required regulatory capital for a total of 7.6 times the required capital.

GAA is a registered Introducing Broker and is subject to the CFTC Net Capital Rule (Rule 1.17). Under applicable provisions of these rules, GAA is required to maintain adjusted net capital of less than $0.1 million. At December 31, 2019, GAA maintained $1.2 million more than the minimum required regulatory capital.

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

Operating Cash

We are required to maintain cash on deposit with our liquidity providers in order to conduct our hedging activities. As of December 31, 2019, we held $112.3 million in cash with liquidity providers. As of December 31, 2019, our total client assets were $929.3 million compared to $842.5 million as of December 31, 2018, an increase of $86.8 million. Total client assets represent amounts due to clients, including deposits and unrealized gains or losses arising from open positions.

The table set forth below provides a measure of our liquidity available as of December 31, 2019 and 2018, respectively. We believe our reporting available liquidity assists investors in evaluating our performance. We use this non-GAAP measure to evaluate our ability to continue to fund growth in our business (amounts in millions):

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$190.1	$278.9
Receivables from brokers	112.3	84.3
Revolving credit facility (undrawn)(2)	—	50.0
Net operating cash	302.4	413.2
Less: Minimum regulatory requirements	(99.9)	(99.0)
Less: Payables to brokers	—	(1.6)
Less: Convertible senior notes due 2020	(58.5)	—
Liquidity (1)	$144.0	$312.6

(1)	Our Convertible Senior Notes due 2022 are excluded given their long-dated maturity

(2)	We provided written notice of cancellation of the Revolving credit facility on January 2, 2020

(3)	See our Statements of Cash Flows for details underlying the cash movements

Convertible Senior Notes

On April 1, 2015, as part of the consideration for our acquisition of City Index, we issued $60.0 million aggregate principal amount of our 4.125% Convertible Senior Notes due 2020 to City Index Group Limited. These notes bear interest at a fixed rate of 4.125% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2015. The notes are convertible into cash, shares of our common stock, or a combination thereof, at our election, subject to certain limitations. During the fourth quarter of 2019, we repurchased approximately $1.5 million of the 2020 Notes, for an aggregate purchase price of $1.3 million. The notes will mature on April 1, 2020, unless earlier converted, redeemed or repurchased.

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

An entity must separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component and is reflected as a liability in our consolidated balance sheet in an amount equal to the fair value, which, as of December 31, 2019 and 2018, was $137.2 million and $132.1 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our shareholders’ equity on our Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component, as of December 31, 2019 and 2018, for our convertible senior notes was $38.7 million and $38.6 million, respectively. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we reported lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our Consolidated Income Statement and Comprehensive (Loss)/Income because GAAP requires the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

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

Credit Facility

On August 3, 2017, the Company entered into a Credit Agreement, dated as of August 2, 2017, for a three year U.S. $50.0 million senior secured first lien revolving credit facility that was scheduled to mature in August 2020. On January 2, 2020, the Company delivered written notice to terminate the Credit Agreement effective as of January 13, 2020 ("Termination Tate"). There were no amounts outstanding under the revolving line of credit as of the Termination Date and the Company did not incur any material early termination penalties as a result of the termination.

Cash Flow

The following table sets forth a summary of our cash flow for each of the years ended December 31, 2019 and December 31, 2019 (amounts in thousands):

	Year ended December 31,
	2019	2018
Net cash provided by/(used in) operating activities	$124,766	$(129,274)
Net cash (used in)/provided by investing activities	(18,657)	78,868
Net cash used in financing activities	(16,575)	(79,330)
Effect of exchange rate changes on cash and cash equivalents	6,643	(42,164)
NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$96,177	$(171,900)

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

Unrealized gains and losses on open positions revalued at prevailing foreign currency exchange rates are included in trading revenue but have no direct impact on cash flow from operations. Similarly, gains and losses become realized when customer transactions are liquidated, though they do not affect cash flow. To some extent, the amount of net deposits made by our customers in any given period is influenced by the impact of gains and losses on our customer balances, such that customers may be required to post additional funds to maintain open positions or may choose to withdraw excess funds on open positions.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Operating Activities
Cash provided by operating activities was $124.8 million for the year ended December 31, 2019, an increase of $254.0 million, compared to $129.3 million used in operating activities for the year ended December 31, 2018. For the year ended December 31, 2019, goodwill impairment of $28.1 million was a significant increase adjusting net loss to operating cash. During the year ended December 31, 2018 the gain on the sale of GTX of $69.3 million was a significant reduction adjusting to net income to operating cash. Beyond these two distinct events, there were no other specific items outside the normal course of business that impacted our cash provided by/(used in) operating activities for the year ended December 31, 2019 or 2018.

Investing Activities
Cash used in investing activities was $18.7 million for the year ended December 31, 2019, a decrease of $97.5 million, compared to $78.9 million provided by investing activities in the year ended December 31, 2018. For the year ended December 31, 2019, cash used in investing activities consisted of purchases of property and equipment of $16.2 million and purchase of partial interest of GAA/TT of $2.4 million. For the year ended December 31, 2018, cash provided by investing activities consisted of proceeds from the sale of GTX of $96.5 million, offset by purchases of property and equipment of $14.7 million and purchase of partial interest of GAA/TT of $2.9 million.

Financing Activities
Cash used in financing activities was $16.6 million for the year ended December 31, 2019, an increase of $62.8 million, compared to $79.3 million used in financing activities for the year ended December 31, 2018. For the year ended December 31, 2019, cash used in financing activities consisted of dividend payments of $9.0 million, purchase of treasury stock of $7.0 million, and maturity and repurchase of convertible notes of $1.3 million, offset by proceeds from employee stock purchase plan of $0.4 million and proceeds from exercise of stock options of $0.3 million. For the year ended December 31, 2018, cash used in financing activities consisted of purchase of treasury stock of $63.6 million, dividend payments of $10.3 million, maturity and repurchase of convertible notes of $6.4 million, and distributions to non-controlling interest holders of $0.6 million, offset by proceeds from exercise of stock options of $1.0 million and proceeds from employee stock purchase plan of $0.5 million.

Capital Expenditures

Capital expenditures were $16.2 million for the year ended December 31, 2019, compared to $14.7 million for the year ended December 31, 2018. Capital expenditures for the years ended December 31, 2019 and 2018 were primarily related to developing and creating additional features to various trading platforms and websites.

Off-Balance-Sheet Arrangements

At December 31, 2019 and 2018 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. Preparing consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, as well as the reported amounts of revenue and expenses during the reporting period. Estimates, by their nature, are based on judgment and available information about current events and expectations about actions undertaken in the future. Actual results could differ materially from estimates.

An accounting policy is deemed to be critical if it requires management’s most difficult, subjective, or complex judgments, often requiring estimates about the effects of matters that are inherently uncertain. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements, we believe the following accounting policies are critical to the estimates and assumptions used in preparing our consolidated financial statements.

Goodwill and Intangible Assets

We obtained goodwill and intangible assets by acquiring certain of our subsidiaries. Goodwill represents the excess of the cost over the fair market value of net assets acquired. We are required to periodically assess whether any of our goodwill is impaired. In order to do this, we apply judgment in determining our reporting units, which represent our business segments. In accordance with relevant GAAP, we test goodwill for impairment on an annual basis during the fourth quarter and on an interim basis when conditions indicate impairment may have occurred. When testing for goodwill impairment, the Company first assesses qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed to determine any potential impairment loss. We performed our annual test for goodwill impairment in the fourth quarter of 2019 and noted there was an impairment in the amount of $28.1 million. For further information, see Note 9 - Intangible Assets and Goodwill in the accompanying notes to consolidated financial statements included in Part IV, Item 15, "Exhibits and Financial Schedules" of this Annual Report on Form 10-K.

Intangible assets with definite useful lives are subject to amortization and are evaluated for recoverability when events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment. If such an event or change occurs, we estimate cash flows directly associated with the use of the intangible asset to test its recoverability and assess its remaining useful life. Projected cash flows require assumptions related to revenue growth, operating margins and other relevant market, economic and regulatory factors. If the expected undiscounted future cash flows from the use and eventual disposition of a finite‑lived intangible asset or asset group are not sufficient to recover the carrying value of the asset, we then compare the carrying amount to its current fair value. We estimate fair value using market prices for similar assets, if available, or by using a discounted cash flow model. We then recognize an impairment loss for the amount by which the carrying amount exceeds its fair value. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. Tax benefits recognized in the financial statements from such a position are measured based on the largest benefit for each such position that has a greater than fifty percent likelihood of being realized upon ultimate resolution. We consider many factors when evaluating and estimating our tax positions and tax benefits. Such estimates involve interpretations of regulations, rulings, case law, etc. and are inherently complex. Our estimates may require periodic adjustments and may not accurately anticipate actual outcomes as resolution of income tax treatments in individual jurisdictions typically would not be known for several years after completion of any fiscal year. The impact of our reassessment of uncertain tax positions in accordance with ASC 740 did not have a material impact on the results of operations, financial condition or liquidity.

Recent Accounting Pronouncements
For further information on recently issued accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part IV, Item 15, "Exhibits and Financial Schedules" of this Annual Report on Form 10-K.

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

Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our consolidated financial statements. Our net interest revenue is directly affected by the short-term interest rates we earn from investing our cash and our customer cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, in money market funds that invest in highly liquid investment grade securities including short-term U.S. treasury bills, as well as directly in U.S. treasury bills. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of December 31, 2019, an immediate 100 basis point decrease in short-term interest rates would result in approximately $8.0 million less in annual pretax income.

Foreign Currency Risk
Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our earnings and assets. Entities that have assets and liabilities denominated in currencies other than the primary economic environment in which the entity operates are subject to remeasurement. Virtually all sales and related operating costs are denominated in the currency of the local country and translated into USD for consolidated reporting purposes. Although the majority of the assets and liabilities of these subsidiaries are denominated in the functional currency of the subsidiary, they may also hold assets or liabilities denominated in other currencies. As a result, our results of operations and financial position are exposed to changing currency rates. We may consider entering into hedging transactions to mitigate our exposure to foreign currency exchange rates. These hedging transactions may not be successful.

Credit Risk
Our trading operations require a commitment of our capital and involve risk of loss because of the potential that a customer’s losses may exceed the amount of cash in their account. While we are able to closely monitor each customer’s exposure, it does not guarantee our ability to eliminate negative customer account balances prior to an adverse currency price change or other market events, such as the extreme volatility in the Swiss franc following the SNB market event in January 2015. Changes in market conditions or unforeseen extreme market events mean that we may not be able to recover negative client equity from our customers. This could materially adversely affect our results of operations. In addition, if we cannot recover funds from our customers, we may nonetheless be required to fund positions we hold with our liquidity providers or other third parties and, in such an event, our available funds may not be sufficient to meet our obligations to these third parties, which could materially adversely affect our business, financial condition, results of operations and cash flows.

In order to help mitigate this risk, we require that each trade must be collateralized in accordance with our margin policies described below. Each customer is required to have minimum funds in their account for opening positions, which we refer to as the initial margin, and for maintaining positions, which we refer to as maintenance margin, depending on the product being traded. Margin requirements are expressed as a percentage of the customer’s total position in that product, and the customer’s total margin requirement is based on the aggregate margin requirement across all of the positions that a customer holds at any one moment in time. Each net position in a particular product is margined separately, which is generally a conservative margin policy. Our systems automatically monitor each customer’s margin requirements in real time, and we confirm that each of our customers has sufficient cash collateral in his or her account before we execute their trades. We may also adjust required customer margins (both initial and maintenance) from time to time based on our monitoring of various factors, including volatility and liquidity. If at any point in time a customer’s trading position does not comply with the applicable margin requirement, the position may be automatically liquidated, partially or entirely, in accordance with our margin policies and procedures, which protect both us and the customer. Our margin and liquidation policies are set forth in our customer agreements.

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

Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the value of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and we have developed policies addressing both our automated and manual procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by instrument, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of December 31, 2019, we maintained capital levels of $279.1 million, which represented approximately 2.8 times the capital we were required to hold under applicable regulations.

Cash Liquidity Risk
In normal conditions, our market making business and related services are self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will have insufficient cash to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in markets in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with several financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire by providing us with as much as 50:1 leverage on the notional amounts of our available collateral we have on deposit with such financial institutions. We generally maintain collateral on deposit, which includes our funds and our customers’ funds, with our liquidity providers. As of December 31, 2019, collateral on deposit was $118.2 million.

Our trading operations further involve the risk of losses due to the potential failure of our customers to perform their obligations under the transactions we enter into with them, which increases our exposure to cash liquidity risk. To reduce this risk, our margin policy requires that we mark our customers’ accounts to market each time the market price of a position in their portfolio changes and provides for automatic liquidation of positions, as described above.

Operational Risk
Our operations are subject to broad and various risks resulting from technological interruptions, failures or capacity constraints in addition to risks involving human error or misconduct. We are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations. Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems and security breaches. We have established robust programs to monitor our computer systems, platforms, and related technologies to promptly address issues that arise.

We have established disaster recovery facilities in strategic locations to ensure that we can continue to operate with limited interruptions in the event that our primary systems are damaged. As with our technological systems, we have established policies and procedures designed to monitor and prevent both human errors, such as clerical mistakes or incorrectly placed trades, as well as human misconduct, such as unauthorized trading, fraud, or negligence. In addition, we seek to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is submitted as a separate section beginning on page F-1 of this Annual Report on Form 10-K (the "Financial Statements").
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

Management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on collaborative evaluation, as of the end of the period covered by this Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management, including the Company’s CEO and CFO, concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm has audited and issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2019 as stated in their report on the following page.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
GAIN Capital Holdings, Inc.
Bedminster, NJ

Opinion on Internal Control over Financial Reporting
We have audited GAIN Capital Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of income and comprehensive (loss)/income, shareholders’ equity, and cash flows for year ended December 31, 2019, and the related notes and the financial statement schedule listed in the accompanying index and our report dated March 16, 2020 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019.

New York, NY

March 16, 2020

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Schedules:
1. Financial Statements
The following financial statements and report of independent registered public accounting firm are included herein:
2. Financial Statement Schedules
The following supplemental schedule is filed herewith:

Schedule I - Condensed Financial Information of GAIN Capital Holdings, Inc., (Parent Company Only) as of December 31, 2019 and 2018 and for the Years ended December 31, 2019 and 2018	F-36
Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-4
Consolidated Statements of Operations and Comprehensive (Loss)/Income for the Years Ended December 31, 2019 and 2018	F-5
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2019 and 2018	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018	F-7
Notes to Consolidated Financial Statements	F-9

Financial Statement Schedule:
Schedule I - Condensed Financial Information of GAIN Capital Holdings, Inc. (Parent Company Only) as of December 31, 2019 and 2018 and for the Years ended December 31, 2019 and 2018	F-36

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
GAIN Capital Holdings, Inc.
Bedminster, NJ

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of GAIN Capital Holdings, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of income and comprehensive (loss)/income, shareholders’ equity, and cash flows for the year then ended, and the related notes and the financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013)] issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2020 expressed an unqualified opinion thereon.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019.

New York, NY

March 16, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
GAIN Capital Holdings, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of GAIN Capital Holdings, Inc. and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations and comprehensive (loss)/income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes and financial statement schedule I (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ KPMG LLP
We served as the Company's auditor from 2016 to 2019.
New York, New York
March 11, 2019

GAIN CAPITAL HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS:
Cash and cash equivalents	$190,072	$278,850
Cash and securities held for customers	929,263	842,478
Receivables from brokers	112,296	84,271
Property and equipment, net	30,563	30,579
Intangible assets, net	24,163	32,195
Goodwill	—	27,820
Other assets	64,012	36,355
Total assets	$1,350,369	$1,332,548
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers	$929,263	$842,478
Payables to brokers	—	1,635
Accrued compensation and benefits	5,462	11,227
Accrued expenses and other liabilities	43,129	41,562
Income tax payable	638	5,764
Convertible senior notes	137,178	132,109
Total liabilities	1,115,670	1,034,775
Commitments and contingent liabilities
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized; 55.3 million shares issued and 37.5 million shares outstanding as of December 31, 2019; 54.5 million shares issued and 37.8 million shares outstanding as of December 31, 2018)	—	—
Additional paid-in capital	249,111	243,216
Retained earnings	134,752	204,483
Accumulated other comprehensive loss	(21,647)	(29,410)
Treasury stock, at cost (17.8 million shares at December 31, 2019 and 16.7 million at December 31, 2018, respectively)	(127,517)	(120,516)
Total shareholders’ equity	234,699	297,773
Total liabilities and shareholders’ equity	$1,350,369	$1,332,548
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive (Loss)/Income
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
REVENUE:
Retail revenue	$177,727	$300,206
Futures revenue	34,791	39,705
Other revenue	7,141	7,406
Total non-interest revenue	219,659	347,317
Interest revenue	16,598	12,503
Interest expense	2,325	1,863
Total net interest revenue	14,273	10,640
Net revenue	$233,932	$357,957
EXPENSES:
Employee compensation and benefits	$78,126	$89,070
Selling and marketing	38,395	36,460
Referral fees	29,305	40,026
Trading expenses	20,790	22,899
General and administrative	50,605	55,239
Depreciation and amortization	17,086	19,654
Purchased intangible amortization	8,811	14,171
Communications and technology	19,504	21,961
Bad debt provision	2,024	2,508
Restructuring expenses	1,274	762
Legal settlement	—	5,306
Goodwill impairment	28,098	—
Impairment of investment	—	(130)
Total operating expense	$294,018	$307,926
OPERATING (LOSS)/PROFIT	(60,086)	50,031
Interest expense on long term borrowings	13,544	13,540
(LOSS)/INCOME BEFORE INCOME TAX (BENEFIT)/EXPENSE	$(73,630)	$36,491
Income tax (benefit)/expense	(12,869)	8,514
NET (LOSS)/INCOME FROM CONTINUING OPERATIONS	$(60,761)	$27,977
Income from discontinued operations	—	65,649
NET (LOSS)/INCOME	$(60,761)	$93,626
Net income attributable to non-controlling interest	—	737
NET (LOSS)/INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$(60,761)	$92,889

Other comprehensive income/(loss):
Foreign currency translation adjustment	7,763	(13,740)
COMPREHENSIVE (LOSS)/INCOME APPLICABLE TO GAIN CAPITAL HOLDINGS, INC.	$(52,998)	$79,149

Basic (loss)/earnings from continuing operations per share	$(1.63)	$0.60
Basic (loss)/earnings per share	$(1.63)	$2.11

Diluted (loss)/earnings from continuing operations per share	$(1.63)	$0.60
Diluted (loss)/earnings per share	$(1.63)	$2.08

Basic weighted average common shares outstanding	37,388,984	43,731,881
Diluted weighted average common shares outstanding	37,388,984	44,189,324
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Consolidated Statement of Changes in Shareholders’ Equity
(in thousands, except share data)

	Common Stock		Treasury Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE—January 1, 2018	45,152,299	$—	$(56,927)	$235,659	$122,686	$(15,670)	$285,748
Net income applicable to GAIN Capital Holdings, Inc.	—	—	—	—	92,889	—	92,889
Exercise of options	169,695	—	—	1,004	—	—	1,004
Conversion of restricted stock into common stock	651,503	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	74,204	—	—	515	—	—	515
Purchase of treasury stock	(8,216,611)	—	(63,514)	—	—	—	(63,514)
Shares withheld for net settlements of share-based awards	(9,404)	—	(75)	—	—	—	(75)
Share-based compensation	—	—	—	6,038	—	—	6,038
Adjustment to the redemption value of put options related to non-controlling interests	—	—	—	—	(816)	—	(816)
Dividends declared	—	—	—	—	(10,276)	—	(10,276)
Foreign currency translation adjustment	—	—	—	—	—	(13,740)	(13,740)
BALANCE—December 31, 2018	37,821,686	$—	$(120,516)	$243,216	$204,483	$(29,410)	$297,773

Net loss applicable to GAIN Capital Holdings, Inc.	—	—	—	—	(60,761)	—	(60,761)
Exercise of options	73,442	—	—	281	—	—	281
Conversion of restricted stock into common stock	617,790	—	—	—	—	—	—
Issuance of common stock for the employee stock purchase plan	101,260	—	—	414	—	—	414
Purchase of treasury stock	(1,129,902)	—	(7,001)	—	—	—	(7,001)
Repurchase of convertible notes	—	—	—	148	—	—	148
Share-based compensation	—	—	—	5,052	—	—	5,052
Dividends declared	—	—	—	—	(8,970)	—	(8,970)
Foreign currency translation adjustment	—	—	—	—	—	7,763	7,763
BALANCE—December 31, 2019	37,484,276	$—	$(127,517)	$249,111	$134,752	$(21,647)	$234,699
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(60,761)	$93,626
Adjustments to reconcile net (loss)/income to cash provided by/(used in) by operating activities
Loss on foreign currency exchange rates	272	2,362
Depreciation and amortization	25,897	35,107
Deferred tax benefit	(12,060)	(2,815)
Amortization of deferred financing costs	597	648
Bad debt provision	2,024	2,508
Convertible senior notes discount amortization	5,902	5,590
Share-based compensation	5,052	6,038
Goodwill impairment	28,098	—
Loss on disposal of fixed assets	—	1,332
Gain on sale of GTX	—	(69,292)
Interest earned on investments	—	(930)
Amortization of right of use asset	2,914	—
Changes in operating assets and liabilities:
Securities held for customers	98,170	(103,781)
Receivables from brokers	(23,024)	(8,411)
Payables to brokers	(1,635)	(972)
Other assets	(497)	6,267
Payables to customers	77,879	(109,957)
Accrued compensation and benefits	(5,849)	(1,117)
Accrued expenses and other liabilities	(11,580)	7,548
Income tax payable	(3,886)	6,975
Lease liability	(2,747)	—
Net cash provided by/(used in) operating activities	124,766	(129,274)
Cash provided by/(used) in operating activities - continuing operations	124,766	(147,884)
Cash provided by operating activities - discontinued operations	—	18,610
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,235)	(14,745)
Purchase of partial interest of GAA/TT	(2,422)	(2,906)
Proceeds from sale of GTX	—	96,519
Net cash (used in)/provided by investing activities	(18,657)	78,868
Cash used in investing activities - continuing operations	(18,657)	(16,806)
Cash provided by investing activities - discontinued operations	—	95,674
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	281	1,004
Proceeds from employee stock purchase plan	414	515
Purchase of treasury stock	(7,001)	(63,589)
Dividend payments	(8,970)	(10,276)
Distributions to non-controlling interest holders	—	(634)
Maturity and repurchase of convertible notes	(1,299)	(6,350)
Net cash used in financing activities	(16,575)	(79,330)
Effect of exchange rate changes on cash and cash equivalents	6,643	(42,164)

NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	96,177	(171,900)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of year	1,016,616	1,188,516
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of year	$1,112,793	$1,016,616

Cash and cash equivalents	190,072	278,850
Cash and cash equivalents held for customers (see note 2)	922,721	737,766
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of year	$1,112,793	$1,016,616

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$9,182	$9,111
Income taxes	$9,384	$8,648
Non-cash financing activities:
Adjustment to the redemption value of put options related to non-controlling interests	$—	$(816)
The accompanying notes are an integral part of these consolidated financial statements.

GAIN CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

GAIN Capital Holdings, Inc. (together with its subsidiaries, the “Company”), is a Delaware corporation formed and incorporated on March 24, 2006. The Company is a global provider of trading services and solutions, specializing in over-the-counter ("OTC"), and exchange-traded markets. The Company operates its business in two segments: retail and futures. Through its retail segment, the Company provides its customers around the world with access to a diverse range of global financial markets, including spot forex, precious metals, spread bets, and contracts for difference ("CFDs"), on currencies, commodities, indices, individual equities, cryptocurrencies, bonds and interest rate products, as well as OTC options. The Company’s futures segment offers execution and risk management services for exchange-traded products on major U.S. and European exchanges, including Bitcoin. For more information about the Company’s segments, please refer to Note 23.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The Company's consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and other subsidiaries in which the Company holds a controlling financial interest. All intercompany transactions and balances are eliminated in consolidation.

Sale of GTX ECN Business
On June 29, 2018, the Company completed the sale of its GTX ECN business, which previously comprised the Company's institutional segment, to Deutsche Börse Group via its FX unit, 360T, for a total purchase price of $100 million less a working capital adjustment which amounted to a $0.2 million reduction in the purchase price. The Company determined that the institutional segment met the discontinued operations criteria set forth in Accounting Standards Codification (“ASC”) Subtopic 205-20-45, Presentation of Financial Statements, in the quarter ended June 30, 2018. As such, the institutional segment results have been classified as discontinued operations in the accompanying Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2018. For more information relating to the discontinued operations of the Company's GTX ECN business, please see Note 3.

 Use of Estimates

Preparing consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, as well as the reported amounts of revenue and expenses during the reporting period. For the year ended December 31, 2019, the Company revised its estimated fair value for Goodwill, resulting in the Company impairing the entire amount of Goodwill. Estimates, by their nature, are based on judgment and available information about current events and expectations about actions undertaken in the future. Actual results could differ materially from estimates.
Revenue Recognition
Revenue is recognized in accordance with guidance set forth in ASC 606, Revenues from Contracts with Customers. The Company primarily generates revenue through market making and by providing trading execution services for its clients. The Company categorizes revenue as Retail revenue, Futures revenue, Other revenue or Net interest revenue.

Retail revenue is the Company’s largest source of revenue. Retail revenue comprises trading revenue from the retail OTC business and advisory business. OTC trading includes forex trading (“forex”), precious metals trading, CFDs and spread-betting (in markets which do not prohibit such transactions), as well as other financial products.

Gains or losses are realized when customer transactions are liquidated. Unrealized gains or losses on trading positions are revalued at prevailing market rates at the date of the balance sheet and are included in Receivables from brokers, Payables to customers, and Payables to brokers on the Consolidated Balance Sheets. Changes in net unrealized gains or losses are recorded in Retail revenue on the Consolidated Statements of Operations and Comprehensive (Loss)/Income. Retail revenue is recorded on a trade date basis.

Futures revenue consists of revenue from the Company’s futures business, which offers exchange-based trading execution services, focusing on the indices, agricultural hedging, and commodities sectors. Revenues in this business are generated through commissions, which are earned for executing customer trades. These revenues are booked on a trade date basis. The Company acts as an agent with respect to clearing trades, but is a principal with respect to fees paid to introducing brokers in its futures business. The Company does not assume any market risk with respect to customer trades in this business.

Other revenue primarily comprises account management and transaction fees, inactivity, training fees charged to customer accounts, and receipt of class action settlements, as well as foreign currency transaction gains and losses.

Net interest revenue consists primarily of the revenue generated by the Company's cash and customer cash held at banks, as well as funds on deposit as collateral with the Company's liquidity providers, less interest paid to the Company's customers.

Interest revenue and interest expense are recorded when earned and incurred, respectively.

Cash and cash equivalents
The Company considers all highly liquid investments with maturity of 90 days or less at the time of acquisition to be cash equivalents. The Company’s cash equivalents consist of U.S. treasury bills and money market accounts, all of which are recorded at fair value.

Cash and securities held for customers

Cash and securities held for customers represents cash, and highly liquid assets held to fund customer liabilities in connection with trading positions and customer cash balances. Included in this balance are funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company records a corresponding liability in connection with this amount in Payables to customers on the Consolidated Balance Sheet. As of December 31, 2019 and December 31, 2018, $6.5 million and $104.7 million, respectively, of total cash and securities held for customers are invested in U.S. government and agency securities. Such securities are carried at fair value, with unrealized and realized gains and losses included in interest revenue in the Consolidated Statement of Operations and Comprehensive (Loss)/Income, as appropriate. In addition, the Company holds certain customer funds in segregated or secured broker accounts. Legally segregated balances are not available for general use, in accordance with certain jurisdictional regulatory requirements.

The table below further breaks out the Cash and securities held for customers on the Consolidated Balance Sheets:

	Year Ended December 31,
	2019	2018
Cash and cash equivalents held for customers	$922,721	$737,766
Marketable securities held for customers	6,542	104,712
Cash and securities held for customers	$929,263	$842,478
Receivables from Brokers
Receivables from brokers, recorded on the Consolidated Balance Sheets, include funds that the Company has posted with brokers as collateral required by agreements for holding retail hedging positions and funds required to collateralize customer futures trading. Receivables from brokers also include gains or losses realized on settled contracts, as well as unrealized gains or losses on open positions.
Fair Value Measurements
Certain financial assets and liabilities are measured at fair value in accordance with applicable accounting guidance, as discussed in Note 5 Fair Value Information.

Other financial assets and liabilities are not measured at fair value on a recurring basis but nevertheless approximate fair value due to their short term maturities. Such financial assets and liabilities include: Receivables from brokers, Convertible senior notes, certain Other assets, Payables to customers, Payables to brokers, and Accrued expenses and other liabilities.

The above referenced receivables and payables include open trading positions which are held at fair value which change in value as the price of the underlying product changes. Prices approximate the amounts at which the Company can settle the positions at the balance sheet date.
Concentrations of Credit Risk
The Company owns financial instruments that subject the Company to credit risk. These financial instruments are held primarily in Cash and cash equivalents as well as Cash and securities held for customers. The Company’s credit risk is managed by investing primarily in high-quality money market and U.S. Government instruments. The majority of the Company’s cash and cash equivalents are held at ten financial institutions.
The Company also has credit risk related to receivables from brokers included in Receivables from brokers and Cash and cash equivalents. December 31, 2019 and 2018, 12% and 34%, respectively, of the Company’s brokers receivables included in the Consolidated Balance Sheets were from one large, global financial institution.
Property and Equipment and Other Long-Lived Assets
Property and equipment is recorded at cost, net of accumulated depreciation. Identifiable improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.
Property and equipment are depreciated on a straight-line basis over a three year useful life, except for leasehold improvements, which are depreciated on a straight-line basis over the shorter of the lease term or estimated useful life.
The Company accounts for costs incurred to develop its trading platforms and related software in accordance with ASC 350-40, Internal-Use Software. ASC 350-40 requires that such technology be capitalized in the application development stages. Costs related to training, administration and non-value-added maintenance are charged to expense as incurred. Capitalized software development costs are amortized over the useful life of the software, which the Company estimates at three years.

In accordance with ASC 360-10, Property, Plant and Equipment, the Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such an asset (or asset group) are less than carrying value. In that event, a loss is recognized in the amount by which the carrying value exceeds fair market value of the long-lived asset. This standard applies to assets held for use and not to assets held for sale. The Company has no assets held for sale. The Company has identified no such impairment indicators as of December 31, 2019 or 2018.
 Foreign Currencies
Each of the Company’s subsidiaries books and records are held using the currency of the primary economic environment in which the subsidiaries operate (the functional currency). The Company has determined that it’s reporting currency is U.S. dollars (USD), to which non-USD subsidiary books are translated. The Company’s Accumulated other comprehensive loss consists of foreign currency translation adjustments from subsidiaries not using USD as their functional currency.
Foreign currency transactions are booked in functional currency using the exchange rate prevailing at the date of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the remeasurement of monetary assets and liabilities denominated in non-functional currencies at period end exchange rates are recognized in Other revenue on the Consolidated Statements of Operations and Comprehensive (Loss)/Income. The Company recorded a foreign exchange loss of $0.3 million and $2.4 million, for the years ended December 31, 2019 and 2018, respectively.
Intangible Assets
GAAP addressing intangible assets requires purchased intangible assets other than goodwill to be amortized over their estimated useful lives unless their lives are determined to be indefinite. The Company has both definite and indefinite lived intangibles. If indefinite-lived assets are determined to have a finite life in the future, the Company will amortize the carrying value over the remaining estimated useful life at that time.
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

Goodwill
The Company recognized goodwill as a result of the acquisitions of certain subsidiaries. Goodwill represents the excess of cost over fair market value of net assets acquired. In accordance with relevant GAAP, the Company tests goodwill for impairment on an annual basis, during the fourth quarter and on an interim basis when conditions indicate impairment may have occurred (please refer to Note 9). In performing these assessments, management relies on and considers a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable market transactions (to the extent available), other market data and the Company’s overall market capitalization. There are inherent uncertainties related to these factors which require judgment in applying them to the analysis of goodwill for impairment.

When testing for goodwill impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed.

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
Derivatives
Forex, metals, and CFDs allow for exchanging the difference in value of a particular asset such as a stock index, energy product, or gold contract, between the time at which a contract is opened and the time at which it is closed. The Company’s retail customer open positions and positions held with liquidity providers are considered derivatives under the accounting guidance in ASC 815, Derivatives and Hedging. Therefore, they are accounted for at fair value, and included in Receivables from brokers, Payables to customers, and Payables to brokers in the Consolidated Balance Sheets. The Company did not designate any of its derivatives as hedging instruments. Net gains and losses with respect to derivative instruments are reflected in Retail revenue in the accompanying Consolidated Statements of Operations and Comprehensive (Loss)/Income.

Allowance for Doubtful Accounts
The Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific customer account balance becomes doubtful. Management specifically analyzes accounts receivable and historical bad debt experience when evaluating the adequacy of the allowance for doubtful accounts. Changes in estimates are recognized in current year earnings. The customer receivables, net of allowance for doubtful accounts, are included in Other assets on the Consolidated Balance Sheets. The related expense is recorded in Bad debt provision on the Consolidated Statements of Operations and Comprehensive (Loss)/Income.
Payables to Customers
Payables to customers, included on the Consolidated Balance Sheets, include amounts due on cash and margin transactions. These transactions include deposits, commissions and realized gains or losses arising from settled trades. The payables balance also reflects unrealized gains or losses arising from open positions in customer accounts. The payables balance includes amounts deposited by white label partners for which the Company acts as a clearing broker.
Payables to Brokers
Payables to brokers comprise open trades, which are measured at fair value and the cash due to or from brokers, which is not measured at fair value but approximates fair value. These balances occur when the Company’s hedging trades produce losses and necessitate a margin call to re-capitalize positions or settle losses.

Lease Obligations
Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. The Company determines if an arrangement is, or contains, a lease at inception. Right-of-use assets and the related liabilities result from operating leases which were included in Other assets and Accrued expenses and other liabilities, respectively, in the Consolidated Balance Sheet as of December 31, 2019.

Operating lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses the estimated incremental borrowing rate in determining the present value of lease payments. Variable components of the lease payments such as fair market value adjustments, utilities, and maintenance costs are expensed as incurred and not included in determining the present value of lease liabilities, which will include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has lease agreements with lease and non-lease components which are accounted for as a single lease component. As an accounting policy election, the Company excludes short-term leases having initial terms of 12 months or fewer. Lease expense is recognized on a straight-line basis over the lease term. Please see Note 11 for additional information on leases.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

Referral fees

Introducing brokers direct customers to the Company in return for a referral fee on each referred customer’s trading volume or a share of net revenue generated by each referred customer’s trading activity. White label partners offer the Company's trading services to their customers under their own brand. Like introducing brokers, White label partners charge referral fees for the trade flow brought to the Company. These fees are recorded in Referral Fees in the Consolidated Statements of Operations and Comprehensive (Loss)/Income.

Trading Expenses

Trading expenses consist of exchange fees paid to stock exchanges and other third-parties for exchange market data that the Company provides to its customers or uses to create its own derived data products, as well as fees for news services and clearing fees paid to prime brokers in connection with its futures segment. These costs are expensed as incurred.

Advertising Expenses

Advertising costs are expensed when incurred and are included in Selling and marketing expense in the accompanying Consolidated Statements of Operations and Comprehensive (Loss)/Income.
Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that such assets will not be realized. Contingent income tax liabilities are recorded when the criteria for loss recognition have been met. An uncertain tax position is recognized based on the determination of whether or not a tax position is more likely than not to be sustained upon examination based upon the technical merits of the position. If this recognition threshold is met, the tax benefit is then measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of December 31, 2019, the Company asserts that the earnings of its foreign subsidiaries will be permanently reinvested in the working capital and other business needs of the subsidiaries to the extent that repatriation of these earnings would trigger additional capital gains tax, foreign withholding taxes, or material state income taxes. As such, amounts that can be brought back without triggering capital gains, foreign withholding taxes, or material state income taxes will not be considered permanently reinvested. Based on the Company's analysis, the Company does not believe that the potential impact of the unrecognized deferred tax liability associated with the repatriation of such earnings would be material to the financial statements.
Share-Based Compensation
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
Earnings Per Common Share
Basic earnings per common share is calculated using the weighted average common shares outstanding during the year. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be anti-dilutive. Please refer to Note 18 for discussion of the impact of the Company’s convertible notes and non-controlling interests on EPS.
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

In adopting the new lease standard, the Company elected the package of practical expedients permitted under the adoption of the new standard, which allowed the Company to account for existing leases under their current classification, as well as omit any new costs classified as initial direct costs, under the new standard. The Company also elected the practical expedient allowing an accounting policy election by class of underlying asset, to account for separate lease and nonlease components as a single lease component. Please see Note 11 for additional information on leases.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), to address certain income tax effects in Accumulated Other Comprehensive Income ("AOCI") resulting from the tax reform enacted in 2017. The amended guidance provides an option to reclassify tax effects within AOCI to retained earnings in the period in which the effect of the tax reform is recorded. The amendments were effective for fiscal years beginning after December 15, 2018, including interim periods. The Company has adopted this ASU as of January 1, 2019, which did not have any impact on the Company's results of operations or financial condition as there were no balances in AOCI that are tax effected.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In February 2020, the FASB issued ASU 2020-02, Financial Instruments - Credit Losses (Topic 326), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company is currently assessing the impact of the adoption of this ASU on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The Company will adopt the new standard effective

January 1, 2020 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3. DISCONTINUED OPERATIONS

On June 29, 2018, the Company completed the sale of its GTX ECN business, which previously comprised the Company's institutional segment, to Deutsche Börse via its FX unit, 360T, for a total purchase price of $100 million less a working capital adjustment which amounted to a $0.2 million reduction in purchase price.

The Company recorded a gain of $69.3 million on the sale of the GTX business for the year ended December 31, 2018.

The Company determined that the sale of the GTX business qualifies as a discontinued operation under the criteria set forth in ASC 205-20-45, Presentation of Financial Statements and the Company does not have any significant continuing involvement in these operations.

The results of operations from the discontinued segment for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2019	2018
REVENUE:
Institutional revenue	$—	$16,379
Other loss	—	(2)
Total non-interest revenue	—	16,377
Interest revenue	—	103
Total net interest revenue	—	103
Net revenue	$—	$16,480
EXPENSES:
Employee compensation and benefits	$—	$5,973
Trading expenses	—	5,439
Other expenses	—	3,955
Total operating expense	—	15,367
OPERATING PROFIT	—	1,113
Gain on sale of discontinued operations	—	69,292
INCOME BEFORE INCOME TAX EXPENSE	—	70,405
Income tax expense	—	4,756
NET INCOME FROM DISCONTINUED OPERATIONS	$—	$65,649

4 . REVENUE RECOGNITION

Under ASC Topic 606, revenues are recognized when control of the promised goods or services is transferred to customers in exchange for an amount that reflects the consideration the Company expects to be entitled to in return for transferring those goods or services. The following is a description of the Company’s revenue recognition policies for contracts with customers.

Futures Revenue
Futures revenue consists primarily of commissions and fees earned on futures and futures options trades that the Company executes on behalf of its customers. The Company is not exposed to any market risk from this activity. The Company’s performance obligation related to futures revenue is trade execution, which is satisfied on trade date. Accordingly, commission revenues are recorded on trade date.

Disaggregation of Revenues
The following table presents the Company’s futures revenue from contracts with customers disaggregated by customer and service type for the services described above, as it relates to the futures segment for the years ended December 31, 2019 and 2018 (amounts in thousands):

	Year Ended December 31,
	2019	2018
Futures
Direct Customers (1)	$12,951	$14,549
Indirect Customers (2)	21,840	25,156
Other (3)	4,980	4,262
Net Futures Revenue	$39,771	$43,967

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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Cash and securities held for customers:
U.S. treasury bills	$6,542	$—	$—	$6,542
Receivable from brokers:
Broker derivative contracts	—	(5,949)	—	(5,949)
Other assets:
Certificates of deposit	178	—	—	178
Other	152	—	—	152
Payables to customers:
Customer derivative contracts	—	116,007	—	116,007
Total	$6,872	$110,058	$—	$116,930

	Fair Value Measurements on a Recurring Basis as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Cash and securities held for customers:
U.S. treasury bills	$104,712	$—	$—	$104,712
Receivable from brokers:
Broker derivative contracts	—	(7,637)	—	(7,637)
Other assets:
Certificates of deposit	176	—	—	176
Other	128	—	—	128
Payables to customers:
Customer derivative contracts	—	144,440	—	144,440
Payables to brokers:
Broker derivative contracts	—	1,457	—	1,457
Total	$105,016	$138,260	$—	$243,276

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the years ended December 31, 2019 and 2018, nor has there been any movement between levels during these respective periods.

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

Level 3 Financial Liabilities

The Company did not have any Level 3 Financial Assets or Liabilities on December 31, 2019 or 2018.
Financial Instruments Not Measured at Fair Value
The table below presents the carrying value, fair value, and fair value hierarchy category of certain financial instruments that are not measured at fair value in the consolidated balance sheets.
Receivables from brokers comprise open trades, which are measured at fair value (disclosed above), and the Company’s posted funds with brokers that are required as collateral for holding trading positions. Collateral is not measured at fair value but approximates fair value, because the Company may withdraw it at its discretion. Settlement would be expected to occur within a relatively short period of time once a withdrawal is initiated.
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
The carrying value of Convertible senior notes represents the notes’ principal amounts net of unamortized discount (please refer to Note 16). The Company assessed the notes’ fair value as determined by current Company-specific and risk free interest rates as of the balance sheet date.
The table below represents the financial assets and liabilities at their carrying value and fair value (amounts in thousands):

	As of December 31, 2019		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$118,245	$118,245	$—	$118,245	$—
Financial Liabilities:
Payables to customers	$1,045,270	$1,045,270	$—	$1,045,270	$—
Convertible senior notes	$137,178	$141,501	$—	$141,501	$—

	As of December 31, 2018		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$91,908	$91,908	$—	$91,908	$—
Financial Liabilities:
Payables to customers	$986,918	$986,918	$—	$986,918	$—
Payables to brokers	$3,092	$3,092	$—	$3,092	$—
Convertible senior notes	$132,109	$158,752	$—	$158,752	$—

Nonrecurring Fair Value Measurements

As a result of the 2019 annual goodwill impairment analysis, the Company recorded an impairment charge of $28.1 million to reduce the carrying value of its reporting units to their fair value. This measurement was performed on a non-recurring basis using significant unobservable inputs (Level 3). See Note 9 for further information.

6. DERIVATIVES

The Company’s contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from brokers, Payables to customers and Payables to brokers on the accompanying Consolidated Balance Sheets (amounts in thousands):

	December 31, 2019
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$97,075	$(40,704)	$56,371
CFD contracts	90,666	(43,642)	47,024
Metals contracts	11,058	(4,395)	6,663
Total	$198,799	$(88,741)	$110,058

	December 31, 2019
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/(Liabilities:)
Receivables from brokers	$118,245	$(5,949)	$112,296
Payables to customers	$(1,045,270)	$116,007	$(929,263)

	December 31, 2018
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$100,158	$(20,382)	$79,776
CFD contracts	77,014	(21,220)	55,794
Metals contracts	6,438	(3,748)	2,690
Total	$183,610	$(45,350)	$138,260

	December 31, 2018
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/(Liabilities):
Receivables from brokers	$91,908	$(7,637)	$84,271
Payables to customers	$(986,918)	$144,440	$(842,478)
Payables to brokers	$(3,092)	$1,457	$(1,635)
The Company’s derivatives include different underlyings which vary in price. Foreign exchange contracts typically have prices less than two dollars, while certain metals contracts and CFDs can have considerably higher prices. The amounts reported within Receivables from brokers, Payables to customers, and Payables to brokers on the Consolidated Balance Sheets are derived from the notional contract numbers below (amounts in thousands):

	December 31, 2019
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,418,117	3,342,201
CFD contracts	115,527	23,320
Metals contracts	471	233
Total	3,534,115	3,365,754

	December 31, 2018
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,780,488	3,238,781
CFD contracts	98,840	134,546
Metals contracts	489	188
Total	3,879,817	3,373,515

The Company did not designate any of its derivatives as hedging instruments. Net gains with respect to derivative instruments reflected in Retail revenue in the accompanying Consolidated Statements of Operations and Comprehensive (Loss)/Income for the years ended December 31, 2019 and 2018 were as follows (amounts in thousands):

	For the Years Ended December 31,
	2019	2018
Derivative Instruments:
Foreign currency exchange contracts	$102,974	$165,477
CFD contracts	61,644	112,640
Metals contracts	13,109	22,019
Total	$177,727	$300,136

7. RECEIVABLES FROM BROKERS

The Company has posted funds with brokers as collateral required by agreements for holding trading positions. These amounts are reflected as Receivables from brokers on the Consolidated Balance Sheets.
Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	December 31,
	2019	2018
Required collateral	$118,245	$91,908
Open foreign exchange positions	(5,949)	(7,637)
Total	$112,296	$84,271

8. PROPERTY AND EQUIPMENT
Property and equipment, including leasehold improvements and capitalized software development costs, consisted of the following as of (amounts in thousands):

	December 31,
	2019	2018
Software	$73,859	$60,218
Computer equipment	14,675	13,790
Leasehold improvements	10,663	10,814
Telephone equipment	547	646
Office equipment	1,877	1,948
Furniture and fixtures	3,122	3,294
Web site development costs	635	635
Gross property and equipment	105,378	91,345
Less: Accumulated depreciation and amortization	(74,815)	(60,766)
Property and equipment, net	$30,563	$30,579
Depreciation and amortization expense for property and equipment was $17.1 million and $19.7 million for the years ended December 31, 2019 and 2018, respectively.
The Company wrote off certain property and equipment that became obsolete for the years ended December 31, 2019 and 2018, resulting in an additional charge of $0.3 million and $1.3 million, respectively. The additional charge was recorded in General and administrative expenses.
The Company retired fully depreciated property and equipment of $3.3 million and $8.8 million for the years ended December 31, 2019 and 2018, respectively.

9. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The Company’s various intangible assets consisted of the following as of (amounts in thousands):

		December 31, 2019			December 31, 2018
Intangibles	Weighted average remaining useful lives	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer list	5.0 years	$46,576	$(32,510)	$14,066	$58,494	$(40,208)	$18,286
Technology	2.3 years	24,626	(16,800)	7,826	49,430	(38,555)	10,875
Trademark	2.2 years	6,298	(4,390)	1,908	7,308	(4,637)	2,671
Total finite lived intangibles		$77,500	$(53,700)	$23,800	$115,232	$(83,400)	$31,832
Trademarks not subject to amortization(1)		363	—	363	363	—	363
Total intangibles assets		$77,863	$(53,700)	$24,163	$115,595	$(83,400)	$32,195
(1) These indefinite-life trademarks relate to the Forex.com and foreignexchange.com domain names where management determined there was no legal, regulatory or technological limitation on their useful lives. The Company compares the recorded value of the indefinite-life intangible assets to fair value on an annual basis and whenever circumstances arise that indicate impairment may have occurred.
During the year ended December 31, 2019, the Company retired $34.4 million of fully amortized intangible assets, which was an equal amount for both gross and accumulated amortization and did not have any impact on the results of operations or cash flows.
Amortization expense for the purchased intangibles was $8.8 million and $14.2 million for the years ended December 31, 2019 and 2018, respectively.

Future annual estimated amortization expense is as follows (amounts in thousands):

Years Ended December 31,:
2020	$7,219
2021	7,141
2022	3,925
2023	2,782
2024	2,200
Thereafter	533
Total	$23,800
Goodwill
Goodwill is evaluated for impairment on an annual basis during the fourth quarter and in interim periods when events or changes indicate the carrying value may not be recoverable.
The Company operates under two reporting units: retail and futures. There were no additions to the carrying value of the Company’s goodwill during the year ended December 31, 2019.

On February 26, 2020, the Company entered into an Agreement and Plan of Merger with INTL FCStone Inc. The sale is expected to be completed subsequent to the end of the second quarter of 2020. As a result of the expected transaction, the Company recorded an impairment charge of $28.1 million based on the agreed-upon sales price of $6.00 per share. The loss is recorded in Goodwill impairment on the Consolidated Statement of Operations and Comprehensive (Loss)/Income. See Note 24 for more information. No impairment charges for goodwill were recognized during the year ended December 31, 2018 or any previous year.
The following represents the changes in the carrying amount of goodwill by segment for the year ended December 31, 2019 (amounts in thousands):

	Retail	Futures	Total
Carrying amount of goodwill as of December 31, 2018	$25,435	$2,385	$27,820
Foreign currency translation adjustments	254	24	278
Impairment	(25,689)	(2,409)	(28,098)
Carrying amount of goodwill as of December 31, 2019	$—	$—	$—

10. OTHER ASSETS
Other assets consisted of the following (amounts in thousands):

	December 31,
	2019	2018
Vendor and security deposits	$3,795	$6,964
Income tax receivable	5,394	383
Deferred tax assets, net	25,306	13,217
Right of use asset	15,011	—
Customer debit positions	5,423	4,146
Allowance on customer debit positions	(4,125)	(4,126)
Prepaid assets	9,115	8,323
Miscellaneous receivables	3,969	7,111
Deferred commitment fees	124	337
Total other assets	$64,012	$36,355

The allowance for doubtful accounts consisted of the following (amounts in thousands):

Balance as of January 1, 2018	$(1,959)
Addition to provision	(2,508)
Amounts collected/written off	341
Balance as of December 31, 2018	$(4,126)
Addition to provision	(2,024)
Amounts collected/written off	2,025
Balance as of December 31, 2019	$(4,125)

11. LEASES

The Company leases office space under agreements classified as operating leases that have lease periods expiring between 2020 and 2029. The Company's leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses. Renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases.
In June 2019, the Company exercised its right to terminate its office space lease in London. The Company accounted for this change in termination date as a modification and remeasured the value of the right of use asset and related lease liability on such date. This remeasurement resulted in a reduction of $3.7 million and $3.7 million to the right of use asset and related lease liability, respectively, during June 2019.
In November 2019, the Company entered into a new office space lease in London (the "new London lease") commencing in November 2019 (the "commencement date"), with a ten year term expiring in November 2029. On the commencement date of the new London lease, the Company recorded an operating lease liability and a right of use asset, respectively, of $8.7 million.
At December 31, 2019, the Company had operating lease liabilities of $17.7 million and right of use assets of $15.0 million, which were included in Accrued expenses and other liabilities and Other assets, respectively, in the Consolidated Balance Sheet.
The following summarizes quantitative information about the Company’s operating leases (amounts in thousands, except lease term and discount rate):

Year Ended
December 31, 2019
Lease cost
Operating lease cost	$3,749
Total lease cost	$3,749

Other information
Operating cash flows from operating leases	$3,967
Weighted-average remaining lease term - operating leases	4.4
Weighted-average discount rate - operating leases	7.5%

Maturities of the Company's operating leases, excluding short-term leases, are as follows (amounts in thousands):

For the year ended December 31, 2020	$4,308
For the year ended December 31, 2021	3,075
For the year ended December 31, 2022	2,660
For the year ended December 31, 2023	2,765
For the year ended December 31, 2024	2,119
Thereafter	7,833
Total	22,760
Less: imputed interest	(5,046)
Operating lease liabilities at December 31, 2019	$17,714

12. RELATED PARTY TRANSACTIONS
Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company. These accounts are recorded in Payables to customers on the Consolidated Balance Sheets. The aggregate amount of these funds was $0.4 million and $0.4 million at December 31, 2019 and 2018, respectively.

IPGL Limited, the majority selling shareholder in the acquisition of City Index, has a trading account with the Company which is recorded in Payables to customers on the Consolidated Balance Sheet. The aggregate amount of these funds was $19.9 million and $11.7 million at December 31, 2019 and 2018, respectively.

The net revenue generated by any individual related party was not deemed to be material in the twelve months ended 2019 or 2018, respectively.

13. RESTRUCTURING

The Company incurred $1.3 million and $0.8 million of restructuring expenses for the years ended December 31, 2019 and 2018, respectively. These expenses reflected the cost of reducing global headcount following strategic decisions in 2019 and 2018. They are recorded in Restructuring expenses in the Consolidated Statements of Operations and Comprehensive (Loss)/Income. All restructuring liabilities have been paid as of December 31, 2019.

14. NON-CONTROLLING INTERESTS

In March 2014, the Company acquired controlling interests in GAA and Top Third ("TT"). The Company purchased 55% of each entity, and the respective sellers maintained a 45% interest, subject to immediately exercisable call options for the Company to purchase the remaining interests, as well as put options for the sellers to sell their remaining interests in each entity to the Company that were to become exercisable in 2017. In December 2016, the Company acquired an additional 24% of each entity. In connection with the purchase of these additional interests, the Company and the respective sellers agreed that neither would exercise the call options or put options, respectively, with respect to the remaining interests prior to December 31, 2017. In December 2017, the Company and the sellers of TT extended their agreement that neither would exercise the relevant call options or put options through December 31, 2018.

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

Prior to December 31, 2018, the non-controlling interests were not classified as liabilities, because redemption was not mandatory or at fixed prices. The non-controlling interests also were not classified as equity because redemption was not exclusively in the Company’s control. Therefore, the non-controlling interests were held in temporary equity in the Consolidated Balance Sheets.

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

15. REVOLVING CREDIT ARRANGEMENT

On August 3, 2017, the Company entered into a Credit Agreement, dated as of August 2, 2017, for a three year $50.0 million senior secured first lien revolving credit facility that was maturing in August 2020.

On January 2, 2020, the Company delivered written notice to terminate the Credit Agreement effective as of January 13, 2020 ("termination date"). There were no amounts outstanding under the revolving line of credit as of the termination date nor as of December 31, 2019. The Company did not incur any material early termination penalties as a result of the termination.

16. CONVERTIBLE SENIOR NOTES

Convertible Senior Notes due 2022

On August 22, 2017, the Company issued $92.0 million aggregate principal amount of its 5.00% Convertible Senior Notes due 2022 (the "2022 Notes"), which amount includes the exercise in full of the over-allotment option granted to the initial purchasers of the 2022 Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a fixed rate of 5.00% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2018. The 2022 Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election. The Company currently intends to settle the debt in cash. The 2022 Notes will mature on August 15, 2022, unless earlier converted, redeemed or repurchased. The Company may not redeem the 2022 Notes prior to August 15, 2020. The net proceeds from the Note Offering were approximately $89.0 million, after deducting discounts to the initial purchasers but prior to taking into account any estimated offering expenses payable by the Company.

Prior to the close of business on the business day immediately preceding April 15, 2022, the 2022 Notes may be converted only upon the occurrence of specified events set forth in the Indenture. On or after April 15, 2022, until the close of business on the business day immediately preceding the maturity date, holders may convert their 2022 Notes at any time. Subject to the foregoing, the 2022 Notes are convertible at the option of the holders and will be settled, at the Company’s election, by the payment or delivery of cash, shares of the Company’s common stock, or a combination thereof. The conversion rate is initially 122.0107 shares of the Company’s common stock per $1,000 principal amount of 2022 Notes (equivalent to an initial conversion price of approximately $8.20 per share of common stock). The conversion rate and the corresponding conversion price have not changed since inception but will be subject to adjustment in some circumstances described in the Indenture.

If the Company undergoes a fundamental change (as defined in the Indenture), holders may require the Company to repurchase for cash all or part of their 2022 Notes at a purchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, in certain circumstances, the Company may be required to increase the conversion rate for any 2022 Notes converted in connection with a make-whole fundamental change (as defined in the Indenture).

The Company may not redeem the 2022 Notes prior to August 15, 2020. On and after August 15, 2020, and prior to the maturity date, the Company may redeem for cash all, but not less than all, of the 2022 Notes if the last reported sale price of its common stock equals or exceeds 130% of the applicable conversion price for at least 20 trading days, whether or not consecutive, during the 30 consecutive trading day period ending on the trading day immediately preceding the date the Company delivers notice of the redemption. The redemption price will equal 100% of the principal amount of the 2022 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, if the Company calls the 2022 Notes for redemption, a make-whole fundamental change will be deemed to occur. As a result, the Company will, in certain circumstances, increase the conversion rate for holders who convert their 2022 Notes after the Company delivers a notice of redemption and before the close of business on the business day immediately preceding the relevant redemption date.

Convertible Senior Notes due 2020

On April 1, 2015, as part of the City Index acquisition consideration, the Company issued to the sellers $60.0 million aggregate principal amount of 4.125% Convertible Senior Notes maturing on April 1, 2020 (the "2020 Notes"). These 2020 Notes pay interest semi-annually on April 1 and October 1 at a rate of 4.125% per year, which commenced on October 1, 2015. During the fourth quarter of 2019, the Company repurchased approximately $1.5 million of the 2020 Notes, for an aggregate purchase price of $1.3 million. The Company currently intends to settle the remaining debt in cash.

Prior to the date that is six months immediately preceding the maturity date, the 2020 Notes will be convertible only upon the occurrence of specified events set forth in the Note Indenture. Thereafter, until the close of business on the business day immediately preceding the maturity date, holders may convert their 2020 Notes at any time. The Company will settle conversions of the 2020 Notes by paying or delivering, as the case may be, cash, shares of Common Stock or a combination thereof, at its election. The conversion rate for the 2020 Notes will be equal to $1,000, divided by the initial conversion price, rounded to the nearest 1/10,000th share of Common Stock. The initial conversion price will be equal to 125% of the arithmetic average of the daily volume-weighted average price for the Common Stock over the 20 consecutive trading day period ending on, and including, the trading day immediately preceding the closing date; provided that the initial conversion price shall not exceed the greater of (i) $9.25 and (ii) the last reported sale price of the Common Stock on the Closing Date; and shall not be less than $7.20. As of December 31, 2019, the conversion ratio is 104.7344 shares of the Company’s common stock per $1,000 principal amount of 2020 Notes (equivalent to a conversion price of approximately $9.55 per share of common stock). The conversion rate and the corresponding conversion price will be subject to customary anti-dilution adjustments, as described in the Note Indenture, including, but not limited to, Common Stock splits, Common Stock combinations, issuances of Common Stock as a dividend on the Common Stock, issuances of options rights, warrants or other securities of the Company as a dividend on the Common Stock, payment by the Company of any cash dividend in excess of $0.05 per quarter per share of Common Stock, and above-market tender offers or exchange offers by the Company or its subsidiaries for the Common Stock. In addition, in certain circumstances, the Company may be required to increase the conversion rate for any 2020 Notes converted in connection with a make-whole fundamental change as defined in the Note Indenture.

If the Company undergoes a fundamental change, holders may require the Company to repurchase for cash all or part of their 2020 Notes at a purchase price equal to 100% of the principal amount of the 2020 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase.

Prior to the date that is two years immediately preceding the maturity date, the Company will not have the right to redeem the 2020 Notes. During the two year period immediately preceding the maturity date, the Company may redeem for cash all, but not less than all, of the 2020 Notes if the last reported sale price of the Common Stock equals or exceeds 130% of the conversion price for the 2020 Notes for at least 20 trading days, whether or not consecutive, during the 30 consecutive trading day period ending on the trading day immediately preceding the date the Company delivers notice of redemption. If the Company elects to redeem the 2020 Notes, holders may convert their 2020 Notes at any time prior to the close of business on the business day immediately preceding the redemption date.

The Indenture contains events of default customary for convertible debt securities (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company, all outstanding 2020 Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the holders of at least 25% in aggregate principal amount of the then outstanding 2020 Notes or the trustee may declare all of the outstanding 2020 Notes to be due and payable immediately.

The indentures for the 2022 Notes and the 2020 Notes generally describe a ‘fundamental change’ as (a) the consummation of a sale of all or substantially all of the assets of the Company, (b) an exchange of the Company’s common shares for the rights to receive securities, property, other assets or cash from a third party (excluding an exchange whereby the beneficial owners of the Company retain 50% of the outstanding voting power of the surviving corporation), (c) a shareholder-approved plan for liquidation or dissolution or (d) a delisting of the Company’s common shares. A ‘fundamental change’ is not considered to have occurred if at least 90% of the consideration received is common shares traded on the NYSE, The NASDAQ Global Market or the NASDAQ Global Select Market.

An entity must separately account for the liability and equity components of a convertible debt instrument that may be settled entirely or partially in cash upon conversion. The separate accounting must reflect the issuer’s economic interest cost. The fair value of the equity component, net of pro-rata initial purchasers’ discounts, is included in the additional paid-in capital section of shareholders' equity in the Company’s Consolidated Balance Sheets. The principal amount of the 2022 Notes and the 2020 Notes is reduced by unamortized original issue discount, which reflects the fair value at inception date. The original issue discount will be amortized over the life of the 2022 Notes and 2020 Notes using the effective interest rate of 10.4% and 8.6%, respectively.

As of December 31, 2019 and 2018, the Company’s common stock had not met the convertibility criteria noted in the offering memorandum for either the 2022 Notes or the 2020 Notes and, therefore, the 2022 Notes and 2020 Notes were not dilutive as of December 31, 2019 or 2018.

The balances of the liability and equity components as of December 31, 2019 and 2018 were as follows (amounts in thousands):

	December 31,
	2019	2018
Liability component - principal	$150,540	$152,000
Deferred bond discount	(13,081)	(19,503)
Deferred financing cost	(281)	(388)
Liability component - net carrying value	$137,178	$132,109

Additional paid in capital	$39,554	$39,405
Discount attributable to equity	(826)	(826)
Equity component	$38,728	$38,579
Interest expense related to the Convertible Senior Notes, included in Interest expense on long term borrowings in the Consolidated Statements of Operations and Comprehensive (Loss)/Income, was as follows (amounts in thousands):

	Year Ended December 31,
	2019	2018
Interest expense - stated coupon rate	$7,045	$7,315
Interest expense - amortization of deferred bond discount and costs	6,499	6,225
Total interest expense - convertible notes	$13,544	$13,540

17. SHARE BASED PAYMENTS

Total share-based compensation expense recognized during the years ended December 31, 2019 and 2018 consisted of the following (amounts in thousands):

	For the Year Ended December 31,
	2019	2018
Employee compensation and benefits	$5,052	$6,038

On September 30, 2015, the Company’s board of directors adopted the GAIN Capital Holdings, Inc. 2015 Omnibus Incentive Compensation Plan, (the "2015 Plan"), which became effective November 30, 2015.

The 2015 Plan replaced the GAIN Capital Holdings, Inc. 2010 Omnibus Incentive Compensation Plan, (the “2010 Plan”). The 2015 Plan has available 2.9 million shares for awards to employees, nonemployee directors, consultants, and advisors in the form of incentive stock options (“ISO”), nonqualified stock options (“NQSO"), restricted stock awards (“RSA”), time-based restricted stock units (“RSU”), performance-based restricted stock units (“PSU”), stock appreciation rights and other stock-based awards. The "evergreen" provision that allowed the Company to authorize additional shares to be issued under the 2010 plan was removed from the 2015 Plan. Accordingly, the maximum number of shares that can be issued will be fixed and cannot be increased in the future without shareholder approval.

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

Stock Options

The following table summarizes the stock option activity under all plans for the year ended December 31, 2019 (in thousands, except per share amounts):

	Options Outstanding
			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Life (Years)	Intrinsic Value
Outstanding January 1, 2019	955	$6.05	2.32	$932
Granted	—	—	0.00
Exercised	(73)	3.83	1.16
Forfeited/Expired	(193)	6.42	0.95
Outstanding December 31, 2019	689	$6.19	1.66	$19
Vested and expected to vest options	362	$8.01	2.74	$19
Exercisable, December 31, 2019	635	$6.14	1.52	$19

Fair market value of common stock at exercise date	$295
Cost to exercise	281
Net value of stock options exercised	$14

The total intrinsic value of stock options exercised during the years ended December 31, 2019 and 2018, respectively, was $0.0 million and $0.3 million. During 2019, the Company had 0.1 million stock options vest. The Company received $0.3 million and $1.0 million from stock option exercises during the years ended December 31, 2019 and 2018, respectively.

The Company made no stock option grants during the years ended December 31, 2019 and 2018.

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

In both 2019 and 2018, the Company issued RSUs with performance-based vesting in addition to the time-based grants. The number of shares issuable upon vesting is determined by the Company's achievement relative to certain operating performance targets established by the Company. Vesting is contingent upon the recipient's continued service to the Company through the vesting period. A portion of these performance-based grants vest on the two year anniversary of the grant date, with the remainder vesting three years after the grant date. The Company recognized expense for these performance-based RSUs on the basis of the Company's best estimate of fair value as of December 31, 2019.

The Company granted 0.6 million time-based RSUs and 0.5 million performance-based RSUs in 2019. In 2018, the Company granted 0.5 million time-based RSUs and 0.4 million performance-based RSUs.

A summary of the status of the Company’s non-vested shares of RSUs as of December 31, 2019 and changes during the year ended December 31, 2019 are presented below (in thousands, except per share amounts):

	Number	Weighted Average	Number	Weighted Average
	of Time	Grant Date	of Performance	Grant Date
Non-Vested Shares	Based RSUs	Fair Value	Based RSUs	Fair Value
Non-vested at January 1, 2019	1,343	$7.88	420	$7.91
Granted	599	5.97	529	6.54
Vested	(628)	7.55	—	—
Forfeited	(225)	7.55	(124)	7.33
Non-vested at December 31, 2019	1,089	$7.08	825	$7.12

The total grant-date fair value of time-based RSUs granted during the years ended December 31, 2019 and 2018 was $3.6 million and $3.9 million, respectively. The total grant-date fair value of performance-based RSUs granted during the year ended December 31, 2019 and 2018 was $3.5 million and $3.3 million respectively.

As of December 31, 2019, there was $7.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2015 Plan. The cost is expected to be recognized over a weighted-average period of approximately two years.

Employee Stock Purchase Plan

The 2011 Employee Stock Purchase Plan (“ESPP”) was adopted by the Company’s Board of Directors on November 22, 2010. The ESPP became effective on January 1, 2011. The ESPP permits eligible employees to purchase shares of the Company’s common stock at a 15% discount from the lesser of the fair market value per share of the Company’s common stock on the first day of the offering period or the fair market value of the Company’s common stock on the purchase date. Funds are collected from employees through after-tax payroll deductions. The total number of shares reserved for issuance under the ESPP was initially 500,000. It is intended that the ESPP meet the requirements for an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. For the year ended December 31, 2019 and 2018, 101,260 shares and 74,204 shares were issued under the ESPP, respectively. The discount on the ESPP of $0.1 million is recorded in Employee compensation and benefits in the Consolidated Statement of Operations and Comprehensive (Loss)/Income.

18. EARNINGS PER COMMON SHARE

Basic and diluted (loss)/earnings per common share is computed by dividing net (loss)/income by the weighted average number of common shares outstanding during the period. Diluted (loss)/earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested, unvested stock options, and unvested restricted stock units.

Diluted (loss)/earnings per share excludes any shares of Company common stock potentially issuable under the Company’s convertible senior notes, which are discussed in Note 16. Based upon an assumed trading price of $10 for each share of the Company’s common stock, and if the relevant conditions under the indenture governing the 2020, and 2022 convertible senior notes were satisfied, there would be an additional 0.3 million, and 2.0 million dilutive shares as of December 31, 2019 for the 2020 and 2022 notes, respectively.

The following table sets forth the computation of (loss)/earnings per share (amounts in thousands except share and per share data):

	For the year ended December 31,
	2019	2018
Net (loss)/income from continuing operations	$(60,761)	$27,977
Less income attributable to non-controlling interests	—	737
Net (loss)/income from continuing operations	$(60,761)	$27,240
Adjustment (1)	—	(816)
Net (loss)/income available to GAIN common shareholders from continuing operations	$(60,761)	$26,424

Net income from discontinued operations	—	65,649

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	37,388,984	43,731,881
Effect of dilutive securities:
Stock options	—	250,726
RSUs/RSAs	—	206,717
Diluted weighted average common shares outstanding	37,388,984	44,189,324

Basic (loss)/earnings from continuing operations	$(1.63)	$0.60
Basic earnings from discontinued operations	$—	$1.50

Diluted (loss)/earnings from continuing operations	$(1.63)	$0.60
Diluted earnings from discontinued operations	$—	$1.49

(1)
During the year ended December 31, 2018, the Company concluded that the carrying value of the Company’s redeemable non-controlling interests was less than their redemption value, requiring that an adjustment to the carrying value be recorded for purposes of calculating earnings per common share. The adjustment to increase or reduce the carrying value will, respectively, reduce or increase earnings per common share by reducing or increasing net income available to common shareholders.

For the year ended December 31, 2019, all common stock equivalents were excluded from the computation of diluted loss per share, because the impact would have been anti-dilutive due to the Company's net loss during that period. The table below shows securities excluded from the dilution calculation under the treasury stock method.

Year Ended December 31, 2019
Stock options (1)	70,639
RSUs	40,396
Total securities excluded from diluted loss per share calculation	111,035

(1)	During the year ended December 31, 2019, 0.5 million stock options were out of the money and excluded from the computation of diluted loss or earnings per share from continuing operations.

19. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company becomes involved in legal proceedings and in each case the Company assesses the likely liability and/or the amount of damages as appropriate. Where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income. In many proceedings, however, it is inherently difficult to determine whether any loss is probable, reasonably possible, or to estimate the amount of any loss. Even where loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss.

For certain legal proceedings, the Company can estimate possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued. For certain other legal proceedings, the Company cannot reasonably estimate such losses, if any, since the Company cannot predict if, how, or when such proceedings will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues must be developed, including the need to discover and determine important factual matters and the need to address novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss can be reasonably estimated for any proceeding.

In November 2018, the Company settled on an ongoing contractual dispute with a service provider relating to the historical deployment of software supporting one of the Company's legacy trading platforms. Pursuant to the terms of the settlement, the Company agreed to make a one-time settlement payment of approximately $5.3 million in exchange for a full and final settlement of all claims.

20. INCOME TAXES
The following table presents the U.S. and non-U.S. components of (loss)/income before income tax (benefit)/expense for the years ended December 31, 2019 and 2018 (amounts in thousands):

	Year Ended December 31,
	2019	2018
U.S.	$(45,813)	$3,158
Non-U.S.	(27,817)	33,333
Total (loss)/income before tax (benefit)/expense	$(73,630)	$36,491

Income tax (benefit)/expense consisted of (amounts in thousands):

	Year Ended December 31,
	2019	2018
Current
Federal	$1,022	$2,102
State	(389)	1,253
U.K.	(3,134)	6,672
Japan	351	328
Australia	1,087	1,264
Other non-U.S.	254	90
Total current income tax (benefit)/expense	(809)	11,709
Deferred
Federal	(9,041)	(2,330)
State	(1,548)	(711)
U.K.	(1,858)	(599)
Singapore	436	548
Japan	167	70
Other non-U.S.	(216)	(173)
Total deferred tax benefit	(12,060)	(3,195)
Total income tax (benefit)/expense	$(12,869)	$8,514

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company’s net deferred tax assets are included in Other assets on the Consolidated Balance Sheets.

Significant components of the Company’s deferred tax assets and liabilities were as follows (amounts in thousands):

	December 31,
	2019	2018
Deferred tax assets
Net operating losses	$12,359	$6,832
Share-based compensation	916	994
Intangible assets	9,683	4,291
Basis difference in property and equipment	4,462	4,262
Other	1,502	1,999
Total deferred tax assets	28,922	18,378
Valuation allowance	(762)	(904)
Total deferred tax assets after valuation allowance	28,160	17,474

Deferred tax liabilities
Discount on convertible note	(2,854)	(4,257)
Total deferred liabilities	(2,854)	(4,257)
Net deferred tax assets	$25,306	$13,217

The Company has $61.7 million in net operating loss (“NOL”) carry forwards as of December 31, 2019. As of December 31, 2019, the Company has NOL’s in the following jurisdictions: $27.8 million in the U.K., $25.0 million in the U.S., $4.2 million in Singapore, $3.5 million in the Netherlands, tax affected $1.1 million in various U.S. states, and $0.1 million in various minor jurisdictions. These NOLs begin to expire in 2025. The Company has a deferred tax asset of $12.4 million relating to these NOLs for which it has established a valuation allowance of $0.8 million. The net change in the valuation allowance is $0.1 million.

The following table reconciles the effective tax rate to the U.S. federal statutory income tax rate:

	Year Ended December 31,
	2019	2018
Federal income tax at statutory rate	21.00%	21.00%
Increase/(decrease) in effective tax rate resulting from:
State income tax	2.52%	1.17%
Foreign rate differential	(1.16)%	0.07%
Goodwill impairment	(5.14)%	—%
GILTI	—%	10.75%
Impact of non-controlling interests	—%	(0.42)%
162 (m)	(0.42)%	1.32%
Uncertain tax positions	—%	(0.64)%
U.K. bank tax	—%	1.28%
Rate changes	0.20%	—%
Foreign tax credit	—%	(9.22)%
True-ups and deferred tax adjustments	(0.77)%	(2.00)%
Other permanent differences	1.24%	0.02%
Effective Tax Rate	17.47%	23.33%

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

In 2018 and 2019, the Company had a number of discrete tax items that impacted its effective tax rate:

•
In the fourth quarter of 2018, the Company completed its income tax accounting for its U.S. tax liability with respect to its untaxed foreign earnings, including the impact of foreign tax credits and state taxes, as a result of the Tax Cuts and Jobs Act, enacted on December 22, 2017, within the measurement period. As a result, the Company recorded a tax benefit of $1.3 million during the year ended December 31, 2018.

•
In the fourth quarter of 2018, the Company elected to treat the new Global Intangible Low Tax Income (“GILTI”) inclusion, resulting from the enactment of the Tax Cuts and Jobs Act, as a period cost. In 2018, The Company recorded tax expense of $0.6 million as the impact of GILTI, net of applicable foreign tax credits.

•
In the fourth quarter of 2018, the Company received a favorable ruling from the U.S. competent authority in response to filings made by the Company challenging an IRS transfer pricing adjustment for 2012. As a result of the ruling, the Company increased its previously accrued benefit by an additional $0.2 million during the year ended December 31, 2018.

•	In fourth quarter of 2019, the Company impaired its goodwill, resulting in additional tax expense of $3.8 million.

In 2019, the IRS concluded an audit of the Company's 2015-2016 tax years with no audit adjustments.

At December 31, 2019, the Company asserts that the earnings of its foreign subsidiaries will be permanently reinvested in the working capital and other business needs of the subsidiaries to the extent that repatriation of these earnings would trigger additional capital gains tax, foreign withholding taxes, or material state income taxes. As such, amounts that can be brought back without triggering capital gains, foreign withholding taxes, or material state income taxes will not be considered permanently reinvested. Based on the Company's analysis, the Company does not believe that the potential impact of the unrecognized deferred tax liability associated with the repatriation of such earnings would be material to the financial statements.

As of December 31, 2019 and 2018, there were no gross unrecognized tax benefits from uncertain tax positions.

There were no unrecognized tax benefits for the years ended December 31, 2019 and 2018 that would affect the effective tax rate. The Company’s open tax years range from 2017 through 2019 for its U.S. federal returns, from 2017 through 2019 for the U.K., from 2014 through 2019 for Japan, and from 2016 through 2019 for its major state jurisdictions. It is reasonably possible that the amount of liability for unrecognized tax benefits could change during the next 12 months. An estimate of the range of the possible change cannot be made until issues are further developed or examinations closed.

There were no penalties and interest recorded for the years ended December 31, 2019 and 2018, and as such, there are no amounts recorded in the Consolidated Statements of Operations and Comprehensive (Loss)/Income. As a result, there is no impact to uncertain tax positions when reconciling the federal income tax rate to the Company’s effective tax rate.

21. RETIREMENT PLANS

The Company sponsors a “Safe Harbor” 401(k) retirement plan which was put into effect as of January 1, 2011. The plan provides for a 100% match by the Company on the first 3% of the employee’s salary contributed to the plan and 50% on the next 2% with immediate vesting on all employer contributions, subject to IRS limitations. Substantially all of the Company’s US employees are eligible to participate in the plan.

The expense recorded to employee compensation and benefits on the Consolidated Statements of Operations and Comprehensive (Loss)/Income by the Company for its employees’ participation in 401k plans during the years ended December 31, 2019 and 2018 was $0.6 million and $0.9 million, respectively.
22. REGULATORY REQUIREMENTS

The following table illustrates the minimum regulatory capital the Company's subsidiaries were required to maintain as of December 31, 2019 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$34.2	$61.3	$27.1	179%
GAIN Capital Securities, Inc.	0.1	0.3	0.2	300%
GAIN Capital U.K., Ltd.	58.9	177.8	118.9	302%
GAIN Capital Japan Co., Ltd.	1.0	11.7	10.7	1,170%
GAIN Capital Australia, Pty. Ltd.	0.9	5.5	4.6	611%
GAIN Global Markets, Inc.	0.4	3.4	3.0	850%
GAIN Capital-Forex.com Canada, Ltd.	0.2	2.3	2.1	1,150%
GAIN Capital Singapore Pte., Ltd.	3.7	11.8	8.1	319%
Trade Facts, Ltd.	0.5	3.8	3.3	760%
Global Assets Advisors, LLC (1)	0.0	1.2	1.2	2,667%
Total	$99.9	$279.1	$179.2	279%
(1) The Global Asset Advisors, LLC minimum regulatory capital requirement is $45 thousand.

23. SEGMENT INFORMATION
ASC 280, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise which engage in business activities from which they may earn revenues and incur expenses and about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. Reportable segments are defined as operating segments that either (a) exceed 10% of revenue, or (b) report profit or loss in an absolute amount exceeding 10% of profit of all operating segments that did not report a loss or (c) exceed 10% of the combined assets of all operating segments.

During the year ended December 31, 2018, the Company completed its implementation of global support groups in the areas of finance, legal, human resources, and treasury. These groups are now centrally managed and support all business functions. Therefore, all costs related to these groups previously recorded within the retail segment are now classified in the corporate and other segment to better align the cost reporting. The change in segment reporting had no impact on the net profit or loss of the Company.

Retail Segment
Business in the retail segment is conducted primarily through the Company’s FOREX.com and City Index brands. The Company provides its retail customers around the world with access to over 15,000 global financial markets, including spot forex, precious metals and CFDs on commodities, indices, individual equities, cryptocurrencies, bonds and interest rate products, as well as OTC options on forex. In the U.K., the Company also offer spread bets, which are investment products similar to CFDs, but that offer more favorable tax treatment to residents of that country.

Futures Segment
The futures segment offers execution and related services for exchange-traded futures and futures options on major U.S. and European exchanges. The Company offers futures services through its subsidiaries, GAIN Capital Group, LLC, Global Asset Advisors, LLC, and Top Third Ag Marketing, LLC, under the GAIN Capital Futures brand.

Corporate and other
Corporate and other provides general corporate services to the Company’s segments. Corporate and other revenue primarily comprises foreign currency transaction gains and losses.

Selected financial information by segment is presented in the following tables (amounts in thousands):

	Year Ended December 31,
	2019	2018
Retail reportable segment:
Net revenue	$194,256	$310,984

Employee compensation and benefits	49,565	55,447
Selling and marketing	37,527	35,378
Referral fees	18,232	26,899
Other operating expenses	68,750	72,747
Segment profit	$20,182	$120,513

Futures reportable segment:
Net revenue	$39,771	43,967

Employee compensation and benefits	9,531	9,868
Selling and marketing	865	811
Referral fees	11,073	13,127
Other operating expenses	12,567	13,989
Segment profit	$5,735	$6,172

Corporate and other:
Other loss	$(95)	$(2,392)

Employee compensation and benefits	19,030	23,756
Selling and marketing	3	271
Other operating expenses	11,606	13,770
Loss	$(30,734)	$(40,189)
TOTAL SEGMENT (LOSS)/PROFIT	$(4,817)	$86,496

Depreciation and amortization	17,086	19,654
Purchased intangible amortization	8,811	14,171
Restructuring expenses	1,274	762
Goodwill impairment	28,098	—
Impairment of investment	—	(130)
Legal settlement	—	5,306
Class action settlement	—	(5,398)
Dutch auction fees	—	768
PP&E write-off	—	1,332
OPERATING (LOSS)/PROFIT	$(60,086)	$50,031
Interest expense on long term borrowings	13,544	13,540
(LOSS)/INCOME BEFORE INCOME TAX (BENEFIT)/EXPENSE	$(73,630)	$36,491

The following table presents net revenue by geographic area (amounts in thousands):

	Year Ended December 31,
	2019	2018
Net Revenue(1):
North America(2)	$178,549	$164,040
Europe(3)	47,843	129,807
Other	7,540	64,110
Total Net Revenue	$233,932	$357,957
(1) - Net revenue is attributed to individual countries based on the jurisdiction of the formation of the reporting entity that records the transaction.
(2) - Includes U.S. net revenue of $116.3 million and $143.6 million for the years ended December 31, 2019 and 2018, respectively.
(3) - Includes U.K. net revenue of $47.7 million and $129.7 million for the years ended December 31, 2019 and 2018, respectively.

The following table presents long-lived assets by geographic area (amounts in thousands):

	December 31,
	2019	2018
Long-lived assets(1):
North America(2)	$7,581	$8,875
Europe(3)	22,825	21,427
Other	157	277
Total long-lived assets	$30,563	$30,579
(1) - Long-lived assets are comprised of property and equipment, net. They exclude goodwill, other intangible assets and other assets, which are not attributable to any one geographic location.
(2) - Includes U.S. long-lived assets of $7.6 million and $8.9 million as of December 31, 2019 and 2018, respectively.
(3) - Includes U.K. long-lived assets of $22.3 million and $21.4 million as of December 31, 2019 and 2018, respectively.

24. SUBSEQUENT EVENTS

In February 2020, the Company announced the payment of a $0.06 dividend per share of Common Stock payable on March 27, 2020 to stockholders of record on March 24, 2020.

On February 26, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with INTL FCStone Inc., a Delaware corporation (“INTL”) and Golf Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of INTL (“Merger Sub”), pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into the Company (the "Merger"). As a result of the Merger, Merger Sub will cease to exist, and the Company will survive as a wholly owned subsidiary of INTL. Subject to the terms and conditions of the Merger Agreement at the effective time of the Merger (the Effective Time"), each share of the Company's common stock issued and outstanding immediately prior to the Effective Time (other than dissenting shares) will be converted into the right to receive $6.00 per share in cash, without interest.

Schedule I
GAIN CAPITAL HOLDINGS, INC.
(Parent Company Only)
Condensed Balance Sheets
(in thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS:
Cash and cash equivalents	$11,879	$6,507
Equity investments in subsidiaries	396,831	470,767
Receivables from affiliates	8,615	12,615
Income tax receivable	1,603	279
Deferred tax assets, net	18,222	7,632
Other assets	295	491
Total assets	$437,445	$498,291

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Accrued expenses and other liabilities	$6,502	$7,182
Payable to affiliates	59,066	61,227
Convertible senior notes	137,178	132,109
Total liabilities	202,746	200,518
Commitments and contingent liabilities (refer to Note 3)
Shareholders’ Equity
Common stock ($0.00001 par value; 120 million shares authorized; 55.3 million shares issued and 37.5 million shares outstanding as of December 31, 2019; 54.5 million shares issued and 37.8 million shares outstanding as of December 31, 2018)	—	—
Additional paid-in capital	249,111	243,216
Retained earnings	134,752	204,483
Accumulated other comprehensive loss	(21,647)	(29,410)
Treasury stock, at cost (17.8 million shares at December 31, 2019 and 16.7 million at December 31, 2018, respectively)	(127,517)	(120,516)
Total shareholders’ equity	234,699	297,773
Total liabilities and shareholders’ equity	$437,445	$498,291
The accompanying notes are an integral part of these condensed financial statements.
Schedule I
GAIN CAPITAL HOLDINGS, INC.
(Parent Company Only)
Condensed Statements of Operations and Comprehensive (Loss)/Income
(in thousands)

	Year Ended December 31,
	2019	2018
REVENUE:
Dividends from subsidiaries	$29,227	$146,416
Gain on legal settlements	471	5,398
Interest and other	215	556
Total revenue	$29,913	$152,370

EXPENSES:
Interest expense	$496	$491
Employee compensation and benefits	697	957
Legal settlement	—	5,260
General and administrative	3,819	6,156
Total operating expense	$5,012	$12,864
Interest expense on long term borrowings	13,544	13,540
Income from discontinued operations	—	2,589
INCOME BEFORE INCOME TAX EXPENSE	$11,357	$123,377
Income tax (benefit)/expense	(9,956)	5,067
NET INCOME BEFORE UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	$21,313	$118,310
Equity in loss of subsidiaries	(82,074)	(25,421)
NET (LOSS)/INCOME	(60,761)	92,889
Other comprehensive income/(loss):
Foreign currency translation adjustment	7,763	(13,740)
TOTAL COMPREHENSIVE (LOSS)/INCOME	$(52,998)	$79,149
The accompanying notes are an integral part of these condensed financial statements.

Schedule I
GAIN CAPITAL HOLDINGS, INC.
(Parent Company Only)
Condensed Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(60,761)	$92,889
Adjustments to reconcile net (loss)/income to cash provided by operating activities
Equity in loss of subsidiaries	82,074	25,421
Gain on foreign currency exchange rates	—	(6)
Deferred tax benefit	(10,590)	(2,661)
Amortization of deferred financing costs	597	648
Non-Cash dividends received	—	(52,166)
Share-based compensation	563	955
Convertible senior notes discount amortization	5,902	5,590
Changes in operating assets and liabilities:
Receivables from affiliates	4,000	(12,615)
Other assets	196	2,662
Income tax receivable	(1,326)	1,583
Accrued expenses and other liabilities	(680)	12
Payable to affiliates	2,346	10,145
Cash provided by operating activities	22,321	72,457
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in and funding of subsidiaries	(374)	12,608
Cash (used in)/provided by investing activities	(374)	12,608
CASH FLOWS FROM FINANCING ACTIVITIES:
Maturity and repurchase of convertible notes	(1,299)	(6,350)
Proceeds from exercise of stock options	281	1,004
Proceeds from employee stock purchase plan	414	515
Purchase of treasury stock	(7,001)	(63,589)
Dividend payments	(8,970)	(10,276)
Cash used in financing activities	(16,575)	(78,696)
INCREASE IN CASH AND CASH EQUIVALENTS	5,372	6,369
CASH AND CASH EQUIVALENTS — Beginning of year	6,507	138
CASH AND CASH EQUIVALENTS — End of year	$11,879	$6,507
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid	$7,354	$7,525
Tax (payments)/refunds	$(1,957)	$6,150
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

The Company has several subsidiaries that are subjected to minimum net capital requirements as noted in Note 22 - Regulatory Requirements, in the accompanying consolidated financial statements. In accordance with SEC Rule § 210.12-04 Condensed financial information of registrant, the condensed financial information of the Parent Company is required to be presented when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the Parent Company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party such as the primary regulators of the Company’s operating subsidiaries.

The Parent Company on a stand-alone basis, has accounted for majority-owned subsidiaries using the equity method of accounting.

2.    Transactions with Subsidiaries

The Parent Company has transactions with its subsidiaries determined on an agreed upon basis. Cash dividends from subsidiaries were $29.2 million and $94.3 million for the years ended December 31, 2019 and 2018, respectively.

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

2.5
Agreement and Plan of Merger by and among GAIN Capital Holdings, Inc., INTL FCStone Inc. and Golf Merger Sub I Inc., dated as of February 26, 2020 (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, filed on February 27, 2020, No. 001-35008).

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

4.10
Amendment No. 2 to Rights Agreement by and between GAIN Capital Holdings, Inc. and Broadridge Corporate Issuer Solutions, Inc., dated as of April 8, 2019 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed on April 9, 2019, No. 001-35008).

4.11
Amendment No. 3 to Rights Agreement by and between GAIN Capital Holdings, Inc. and Broadridge Corporate Issuer Solutions, Inc., dated as of February 26, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, filed on February 27, 2020, No. 001-35008).

4.12*	Description of Securities.

10.1	2015 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on October 15, 2015, No. 001-35008).**

10.2	2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).**

10.3	Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2010, filed on March 30, 2011, No. 001-35008).**

10.4	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632). **

10.5	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632). **

10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632). **

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

10.19	Form of ISDA Master Agreement, 1992 edition (incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.20	Form of Introducing Broker Agreement (incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

10.21	Form of Agreement for White Label Services (incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form S-1, as amended, No. 333-161632).

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

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of BDO LLP

23.2*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer as required by section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Filed herewith.

**	Compensation related contract.

†	Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

+
XBRL (Extensible Business Reporting Language) information is furnished and not filed, and is not a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2020.

GAIN CAPITAL HOLDINGS, INC.
By:	/s/ Glenn H. Stevens
Glenn H. Stevens
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Glenn H. Stevens	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020
Glenn H. Stevens

/s/ Nigel Rose	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2020
Nigel Rose

/s/ Joseph A. Schenk	Chairman of the Board of Directors	March 16, 2020
Joseph A. Schenk

/s/ Peter Quick	Director	March 16, 2020
Peter Quick

/s/ Christopher W. Calhoun	Director	March 16, 2020
Christopher W. Calhoun

/s/ Thomas Bevilacqua	Director	March 16, 2020
Thomas Bevilacqua

/s/ Christopher S. Sugden	Director	March 16, 2020
Christopher S. Sugden

/s/ John Douglas Rhoten	Director	March 16, 2020
John Douglas Rhoten

/s/ Alex Goor	Director	March 16, 2020
Alex Goor