Form 10-Q
period 2020-03-31
GAIN Capital Holdings, Inc.
filed 2020-05-13
CIK 1444363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 5, 2020, the registrant had 37,803,800 shares of common stock, $0.00001 par value per share, outstanding.

GAIN CAPITAL HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I – FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data and par value)

	March 31, 2020	December 31, 2019
ASSETS:
Cash and cash equivalents	$293,302	$190,072
Cash and securities held for customers	785,223	929,263
Receivables from brokers	53,053	112,296
Property and equipment, net	29,052	30,563
Intangible assets, net	21,153	24,163
Other assets	50,003	64,012
Total assets	$1,231,786	$1,350,369

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities
Payables to customers	$785,223	$929,263
Payables to brokers	5,895	—
Accrued compensation and benefits	6,439	5,462
Accrued expenses and other liabilities	44,969	43,129
Income tax payable	11,818	638
Convertible senior notes	80,334	137,178
Total liabilities	$934,678	$1,115,670
Commitments and contingent liabilities
Shareholders’ equity
Common stock ($0.00001 par value; 120 million shares authorized; 55.6 million shares issued and 37.8 million shares outstanding as of March 31, 2020; 55.3 million shares issued and 37.5 million shares outstanding as of December 31, 2019)	$—	$—
Additional paid-in capital	251,107	249,111
Retained earnings	209,825	134,752
Accumulated other comprehensive loss	(36,307)	(21,647)
Treasury stock, at cost (17.8 million shares at March 31, 2020 and December 31, 2019)	(127,517)	(127,517)
Total shareholders’ equity	297,108	234,699
Total liabilities and shareholders’ equity	$1,231,786	$1,350,369
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
REVENUE:
Retail revenue	$173,070	$24,279
Futures revenue	9,386	7,990
Other revenue	986	2,485
Total non-interest revenue	183,442	34,754
Interest revenue	2,740	4,294
Interest expense	484	613
Total net interest revenue	2,256	3,681
Net revenue	$185,698	$38,435

EXPENSES:
Employee compensation and benefits	$24,166	$20,255
Selling and marketing	7,112	10,224
Referral fees	12,497	7,098
Trading expenses	4,928	5,480
General and administrative	13,846	12,756
Depreciation and amortization	4,304	4,250
Purchased intangible amortization	1,808	3,329
Communications and technology	4,523	5,691
Bad debt provision	4,213	427
Restructuring expenses	1,420	—
Transaction costs	1,043	—
Total operating expenses	$79,860	$69,510
OPERATING PROFIT/(LOSS)	105,838	(31,075)
Interest expense on long term borrowings	3,442	3,332
INCOME/(LOSS) BEFORE INCOME TAX	$102,396	$(34,407)
Income tax expense/(benefit)	25,052	(6,053)
NET INCOME/(LOSS)	$77,344	$(28,354)

Other comprehensive (loss)/income:
Foreign currency translation adjustment	(14,660)	4,846
COMPREHENSIVE INCOME/(LOSS)	$62,684	$(23,508)

Basic earnings/(loss) per share	$2.06	$(0.76)

Diluted earnings/(loss) per share	$2.06	$(0.76)

Basic weighted average common shares outstanding	37,554,579	37,525,073
Diluted weighted average common shares outstanding	37,585,806	37,525,073
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)
(in thousands, except share and per share data)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Outstanding Shares	Amount
BALANCE—January 1, 2020	37,484,276	$—	$(127,517)	$249,111	$134,752	$(21,647)	$234,699
Net income applicable to Gain Capital Holdings, Inc.	—	—	—	—	77,344	—	77,344
Conversion of restricted stock into common stock	302,920	—	—	—	—	—	—
Share-based compensation	—	—	—	1,996	—	—	1,996
Dividends ($0.06 per share)	—	—	—	—	(2,271)	—	(2,271)
Foreign currency translation adjustment	—	—	—	—	—	(14,660)	(14,660)
BALANCE—March 31, 2020	37,787,196	$—	$(127,517)	$251,107	$209,825	$(36,307)	$297,108

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Outstanding Shares	Amount
BALANCE—January 1, 2019	37,821,686	$—	$(120,516)	$243,216	$204,483	$(29,410)	$297,773
Net loss applicable to Gain Capital Holdings, Inc.	—	—	—	—	(28,354)	—	(28,354)
Conversion of restricted stock into common stock	182,443	—	—	—	—	—	—
Purchase of treasury stock	(632,796)	—	(4,201)	—	—	—	(4,201)
Share-based compensation	—	—	—	1,685	—	—	1,685
Dividends ($0.06 per share)	—	—	—	—	(2,254)	—	(2,254)
Foreign currency translation adjustment	—	—	—	—	—	4,846	4,846
BALANCE—March 31, 2019	37,371,333	$—	$(124,717)	$244,901	$173,875	$(24,564)	$269,495

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

GAIN CAPITAL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$77,344	$(28,354)
Adjustments to reconcile net income/(loss) to cash provided by/(used in) operating activities
Loss/(gain) on foreign currency exchange rates	674	(964)
Depreciation and amortization	6,112	7,579
Deferred tax expense/(benefit)	8,131	(6,695)
Amortization of deferred financing costs	149	149
Bad debt provision	4,213	427
Convertible senior notes discount amortization	1,547	1,422
Share-based compensation	1,996	1,685
Interest earned on investments	—	(629)
Amortization of right of use asset	987	524
Changes in operating assets and liabilities:
Receivables from brokers	57,655	(11,932)
Other assets	(2,480)	4,676
Payables to customers	(119,590)	17,826
Payables to brokers	6,243	(1,635)
Accrued compensation and benefits	1,188	(7,990)
Accrued expenses and other liabilities	3,965	(4,641)
Income tax payable	10,837	(4,025)
Long term securities	1,043	10,363
Lease liabilities	(605)	(705)
Net cash provided by/(used in) operating activities	59,409	(22,919)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,238)	(3,126)
Purchase of minority interest	—	(2,422)
Net cash used in investing activities	(4,238)	(5,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Maturity and repurchase of convertible notes	(58,540)	—
Purchase of treasury stock	—	(4,201)
Dividend payments	(2,271)	(2,254)
Net cash used in financing activities	(60,811)	(6,455)
Effect of exchange rate changes on cash and cash equivalents	(34,127)	11,068
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(39,767)	(23,854)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — Beginning of period	1,112,793	1,016,616
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$1,073,026	$992,762

Cash and cash equivalents	293,302	218,019
Cash and cash equivalents held for customers (see Note 1)	779,724	774,743
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — End of period	$1,073,026	$992,762

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$3,913	$2,856
Income taxes	$553	$5,507
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

GAIN CAPITAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
GAIN Capital Holdings, Inc. (together with its subsidiaries, the “Company”), is a Delaware corporation formed and incorporated on March 24, 2006. The Company is a global provider of trading services and solutions, specializing in over-the-counter ("OTC"), and exchange-traded markets. The Company operates its business in two segments: retail and futures. The retail segment provides customers around the world with access to global financial markets, including spot forex, precious metals, spread bets, and contracts for difference ("CFDs") on currencies, commodities, indices, individual equities, cryptocurrencies, bonds and interest rate products, as well as OTC options. The futures segment offers execution and risk management services for exchange-traded products on major U.S. and European exchanges, including Bitcoin. For more information about the Company’s segments, please see Note 17.

Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments that, in management's opinion, are necessary to fairly present the financial statements for the interim periods. The Condensed Consolidated Financial Statements are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In accordance with SEC rules, interim financial statements omit or condense certain information and footnote disclosures. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2019, filed with the SEC on March 16, 2020.

Preparing consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, as well as the reported amounts of revenue and expenses during the reporting period. Estimates, by their nature, are based on judgment and available information about current events and expectations about actions undertaken in the future. Actual results could differ materially from estimates.

Cash and Securities Held for Customers
Cash and securities held for customers represents cash and highly liquid assets held to fund customer liabilities in connection with trading positions and customer cash balances. Included in this balance are funds deposited by customers and funds accruing to customers as a result of trades or contracts. The Company records a corresponding liability in connection with this amount in Payables to customers on the Condensed Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, $5.5 million and $6.5 million, respectively, of total Cash and securities held for customers are invested in U.S. government and agency securities. Such securities are carried at fair value, with unrealized and realized gains and losses included in Interest revenue and Other revenue in the Condensed Consolidated Statement of Operations and Comprehensive Income/(Loss), as appropriate. In addition, the Company holds certain customer funds in segregated or secured broker accounts. Legally segregated balances are not available for general use, in accordance with certain jurisdictional regulatory requirements.

The table below further breaks out the Cash and securities held for customers on the Condensed Consolidated Balance Sheets (amounts in thousands):

	March 31,
	2020	2019
Cash and cash equivalents held for customers	$779,724	$774,743
Marketable securities held for customers	5,499	94,945
Cash and securities held for customers	$785,223	$869,688

Non-Controlling Interest
In December 2018, the minority owners of Top Third Ag Marketing, LLC ("TT") notified the Company that they were exercising their put option with respect to their combined 21% ownership of TT. The purchase of the minority ownership interest closed on February 1, 2019 for approximately $2.4 million.

Sale to INTL FCStone, Inc.
On February 26, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with INTL FCStone Inc., a Delaware corporation (“INTL”) and Golf Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of INTL (“Merger Sub”), pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into the Company (the "Merger"). As a result of the Merger, Merger Sub will cease to exist, and the Company will survive as a wholly owned subsidiary of INTL. Subject to the terms and conditions of the Merger Agreement at the effective time of the Merger (the "Effective Time"), each share of the Company's common stock issued and outstanding immediately prior to the Effective Time (other than dissenting shares) will be converted into the right to receive $6.00 per share in cash, without interest. During the three months ended March 31, 2020, the Company incurred $1.0 million of transaction costs associated with the Merger Agreement. They are recorded in Transaction costs in the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

COVID-19
On March 11, 2020, the World Health Organization declared the novel coronavirus ("COVID-19") a global pandemic. Concern over the economic impact this would cause drove volatility to extraordinary levels, resulting in significant increases to average daily retail trading volumes and retail revenue capture. These led to standout financial results during the first quarter, including record levels of both net revenue and net income. The Company does not believe that there is any significant negative impact of the COVID-19 pandemic to the Condensed Consolidated Financial Statements as of March 31, 2020. The Company is continuing to monitor developments relating to COVID-19 and is coordinating its operational response based on existing business continuity plans and on guidance from global health organizations, relevant governments, and general pandemic response best practices.

CARES Act
On March 27, 2020, President Trump signed into law P.L. 116-136, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

2. ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In August 2018, the FASB issued ASU No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The Company adopted the new standard effective January 1, 2020 with no impact on our consolidated financial statements.
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

3. LEASES

The Company leases office space under agreements classified as operating leases, with periods expiring between 2020 and 2029. The Company's leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses. Renewal options have not been included in the calculation of lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. The Company does not act as a lessor or have any leases classified as financing leases.
As of March 31, 2020, the Company had operating lease liabilities of $16.6 million and right of use assets of $13.5 million, which were included in Accrued expenses and other liabilities and Other assets, respectively, on the Condensed Consolidated Balance Sheet.
The following summarizes quantitative information about the Company’s operating leases (amounts in thousands, except lease term and discount rate):

	Three Months Ended March 31,
	2020	2019
Lease cost
Operating lease cost	$1,302	$796
Total lease cost	$1,302	$796

Other information
Operating cash flows from operating leases	$909	$866
Weighted-average remaining lease term - operating leases	4.3 years
Weighted-average discount rate - operating leases	7.5%

Maturities of the Company's operating leases, excluding short-term leases, are as follows (amounts in thousands):

For the nine months ending at December 31, 2020	$3,316
For the year ended December 31, 2021	3,031
For the year ended December 31, 2022	2,565
For the year ended December 31, 2023	2,670
For the year ended December 31, 2024	2,064
For the year ended December 31, 2025	2,205
Thereafter	5,213
Total	21,064
Less: imputed interest	(4,507)
Operating lease liabilities at March 31, 2020	$16,557

4. REVENUE RECOGNITION

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

Disaggregation of Futures Revenues
The following table presents the Company’s futures revenue from contracts with customers disaggregated by customer and service type for the services described above, as it relates to the futures segment for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Futures
Direct Customers (1)	$3,526	$2,556
Indirect Customers (2)	5,860	5,434
Other (3)	764	1,420
Net Futures Revenue	$10,150	$9,410

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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis during the reporting period and the related hierarchy levels (amounts in thousands):

	Fair Value Measurements on a Recurring Basis as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Cash and securities held for customers:
US treasury bills	$5,499	$—	$—	$5,499
Receivable from brokers:
Broker derivative contracts	—	(9,478)	—	(9,478)
Other assets:
Customer derivative contracts	—	2,698	—	2,698

Certificates of deposit	178	—	—	178
Other	158	—	—	158
Payables to customers:
Customer derivative contracts	—	146,446	—	146,446
Payables to brokers:
Broker derivative contracts	—	(9,561)	—	(9,561)
Total	$5,835	$130,105	$—	$135,940

	Fair Value Measurements on a Recurring Basis as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets/(Liabilities):
Cash and securities held for customers:
US treasury bills	$6,542	$—	$—	$6,542
Receivable from brokers:
Broker derivative contracts	—	(5,949)	—	(5,949)
Other assets:
Certificates of deposit	178	—	—	178
Other	152	—	—	152
Payables to customers:
Customer derivative contracts	—	116,007	—	116,007
Total	$6,872	$110,058	$—	$116,930

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the three months ended March 31, 2020, nor has there been any movement between levels during the period.

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

Level 2 Financial Assets and Liabilities

The Company has customer derivative contracts that are Level 2 financial instruments recorded in Payables to customers and Other assets.

The Company has broker derivative contracts that are Level 2 financial instruments recorded in Receivables from brokers and Payables to brokers.

The fair values of these Level 2 financial instruments are based upon directly observable values for underlying instruments.

Level 3 Financial Liabilities

The Company did not have any Level 3 Financial Assets or Liabilities as of March 31, 2020 or December 31, 2019.

Financial Instruments Not Measured at Fair Value

The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value on the Condensed Consolidated Balance Sheets (amounts in thousands).

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

Other assets includes receivables from certain customers. Some of these customers maintain open trades, which are measured at fair value, along with accumulated losses that result in the receivable balances. These accumulated losses are not measured at fair value, but approximate fair value, because they are balances that the Company expects its customers to recover through their trading activities or by funding activities in a relatively short period of time.

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

	As of March 31, 2020		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$62,531	$62,531	$—	$62,531	$—
Receivables from customers	$703	$703	$—	$703	$—
Financial Liabilities:
Payables to customers	$931,669	$931,669	$—	$931,669	$—
Payables to brokers	$(3,666)	$(3,666)	$—	$(3,666)	$—
Convertible senior notes	$80,334	$89,240	$—	$89,240	$—

	As of December 31, 2019		Fair Value Measurements using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Receivables from brokers	$118,245	$118,245	$—	$118,245	$—
Financial Liabilities:
Payables to customers	$1,045,270	$1,045,270	$—	$1,045,270	$—
Convertible senior notes	$137,148	$141,501	$—	$141,501	$—

6. DERIVATIVES

The Company’s contracts with its customers and its liquidity providers are deemed to be derivative instruments. The table below represents the fair values of the Company’s derivative instruments reported within Receivables from brokers, Other assets, Payables to customers, and Payables to brokers on the accompanying Condensed Consolidated Balance Sheets (amounts in thousands):

	March 31, 2020
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$100,068	$(43,099)	$56,969
CFD contracts	119,344	(50,475)	68,869
Metals contracts	6,483	(2,216)	4,267
Total	$225,895	$(95,790)	$130,105

	March 31, 2020
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/(Liabilities):
Receivables from brokers	$62,531	$(9,478)	$53,053
Receivables from customers	$703	$2,698	$3,401
Payables to customers	$(931,669)	$146,446	$(785,223)
Payables to brokers	$3,666	$(9,561)	$(5,895)

	December 31, 2019
	Gross amounts of assets for derivative open positions at fair value	Gross amount of (liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) for derivative open positions at fair value
Derivative Instruments:
Foreign currency exchange contracts	$97,075	$(40,704)	$56,371
CFD contracts	90,666	(43,642)	47,024
Metals contracts	11,058	(4,395)	6,663
Total	$198,799	$(88,741)	$110,058

	December 31, 2019
	Cash Collateral	Net amounts of assets/(liabilities) for derivative open positions at fair value	Net amounts of assets/(liabilities) presented in the balance sheet
Derivative Assets/(Liabilities):
Receivables from brokers	$118,245	$(5,949)	$112,296
Payables to customers	$(1,045,270)	$116,007	$(929,263)
The Company’s derivatives include different underlyings, which vary in price. Foreign exchange contracts typically have prices less than two dollars, while certain metals contracts and CFDs can have considerably higher prices. The amounts reported within Receivables from brokers, Other assets, Payables to customers, and Payables to brokers on the Condensed Consolidated Balance Sheets are derived from the number of contracts below (amounts in thousands):

	March 31, 2020
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,193,529	2,980,498
CFD contracts	75,807	54,415
Metals contracts	187	126
Total	3,269,523	3,035,039

	December 31, 2019
	Total contracts in long positions	Total contracts in short positions
Derivative Instruments:
Foreign currency exchange contracts	3,418,117	3,342,201
CFD contracts	115,527	23,320
Metals contracts	471	233
Total	3,534,115	3,365,754
The Company did not designate any of its derivatives as hedging instruments. Net gains with respect to derivative instruments reflected in Retail revenue in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended March 31, 2020 and 2019 were as follows (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Derivative Instruments:
Foreign currency exchange contracts	$76,677	$16,137
CFD contracts	83,543	5,938
Metals contracts	12,850	2,204
Total	$173,070	$24,279

7. RECEIVABLES FROM BROKERS
The Company has posted funds with brokers as collateral required by agreements for holding trading positions. These amounts are reflected as Receivables from brokers on the Condensed Consolidated Balance Sheets.

Amounts receivable from brokers consisted of the following as of (amounts in thousands):

	March 31, 2020	December 31, 2019
Required collateral	$62,531	$118,245
Open foreign exchange positions	(9,478)	(5,949)
Total	$53,053	$112,296

8. INTANGIBLE ASSETS
The Company’s various intangible assets consisted of the following as of (amounts in thousands):

	March 31, 2020				December 31, 2019
Intangibles	Weighted average remaining useful lives	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	4.7 years	$44,617	$(31,977)	$12,640	$46,576	$(32,510)	$14,066
Technology	2.0 years	23,208	(16,649)	6,559	24,626	(16,800)	7,826
Trademarks	2.0 years	5,932	(4,341)	1,591	6,298	(4,390)	1,908
Total finite lived intangibles		73,757	(52,967)	20,790	77,500	(53,700)	23,800
Trademark not subject to amortization (1)		363	—	363	363	—	363
Total intangibles		$74,120	$(52,967)	$21,153	$77,863	$(53,700)	$24,163

(1) These indefinite-lived trademarks relate to the forex.com and foreignexchange.com domain names, which have no legal, regulatory or technological limitation on their useful lives. The Company compares the recorded value of the indefinite-life intangible assets to their fair value on an annual basis and whenever circumstances arise that indicate that impairment may have occurred.

As of March 31, 2020, future annual estimated amortization expense for the unamortized intangible assets is as follows (amounts in thousands):

For the nine months ending at December 31, 2020	$5,068
For the year ended December 31, 2021	6,758
For the year ended December 31, 2022	3,774
For the year ended December 31, 2023	2,653
For the year ended December 31, 2024	2,075
For the year ended December 31, 2025	462
Total	$20,790

9. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company have personal funds on deposit in separate customer accounts with the Company. These accounts are recorded in Payables to customers on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $0.4 million and $0.4 million as of March 31, 2020 and December 31, 2019, respectively.

IPGL Limited, the majority selling shareholder in the acquisition of City Index, has a trading account with the Company which is recorded in Payables to customers on the Condensed Consolidated Balance Sheets. The aggregate amount of these funds was $19.9 million and $19.9 million as of March 31, 2020 and December 31, 2019, respectively.

The net revenue generated by any single individual related party was not deemed to be material in any period.

At March 31, 2020, the Company had receivables of $0.2 million in the aggregate due from certain officers of the Company for taxes paid on equity vestings. The Company recorded these receivables in Other assets on the Condensed Consolidated Balance Sheets. There were no receivables due from the Company's officers as of December 31, 2019.

10. RESTRUCTURING

The Company incurred $1.4 million of restructuring expenses for the three months ended March 31, 2020. These expenses reflected the cost of reducing global headcount following strategic decisions in 2019. They are recorded in Restructuring expenses in the Consolidated Statements of Operations and Comprehensive Income/(Loss). All restructuring liabilities have been paid as of March 31, 2020. The Company did not incur any restructuring expenses for the three months ended March 31, 2019.

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

12. CONVERTIBLE SENIOR NOTES

On August 22, 2017, the Company issued $92.0 million aggregate principal amount of its 5.00% Convertible Senior Notes, due August 15, 2022 (the "2022 Notes"), and on April 1, 2015, the Company issued $60.0 million aggregate principal amount of its 4.125% Convertible Senior Notes, due April 1, 2020 (collectively the "Convertible Senior Notes"). During the first quarter of 2020, the Company settled all remaining $58.5 million in principal amount of the convertible senior notes due in 2020, for an aggregate purchase price of $58.5 million. The balances of the liability and equity components of the Convertible Senior Notes as of March 31, 2020 and December 31, 2019 were as follows (amounts in thousands):

	March 31, 2020	December 31, 2019
Liability component - principal	$92,000	$150,540
Deferred bond discount	(11,412)	(13,081)
Deferred financing cost	(254)	(281)
Liability component - net carrying value	$80,334	$137,178

Additional paid in capital	$39,554	$39,554
Discount attributable to equity	(826)	(826)
Equity component	$38,728	$38,728
Interest expense related to the Convertible Senior Notes, included in Interest expense on long term borrowings in the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss), was as follows (amounts in thousands):

	For the Three Months Ended March 31,
	2020	2019
Interest expense - stated coupon rate	$1,746	$1,761
Interest expense - amortization of deferred bond discount and costs	1,696	1,571
Total interest expense - convertible senior notes	$3,442	$3,332

13. EARNINGS PER COMMON SHARE

Basic and diluted earnings/(loss) per common share are computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include vested and unvested stock options and unvested restricted stock units.

Diluted earnings/(loss) per share excludes any shares of Company common stock potentially issuable under the Company’s convertible senior notes, which are discussed in Note 12. Based upon an assumed trading price of $10 for each share of the Company’s common stock, and if the relevant conditions under the indenture governing the 2022 Notes were satisfied, there would be 2.0 million dilutive shares as of March 31, 2020, for the 2022 Notes.

The following table sets forth the computation of earnings/(loss) per share (amounts in thousands except share and per share data):

	For the Three Months Ended March 31,
	2020	2019
Net income/(loss)	$77,344	$(28,354)

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	37,554,579	37,525,073
Effect of dilutive securities:
Stock options	25,108	—
RSUs	6,119	—
Diluted weighted average common shares outstanding	37,585,806	37,525,073

Basic earnings/(loss) per share	$2.06	$(0.76)

Diluted earnings/(loss) per share	$2.06	$(0.76)

For the three months ended March 31, 2019, all common stock equivalents are excluded from the computation of diluted loss per share, because the Company's net loss during the period, resulting in those being anti-dilutive. The table below shows securities excluded from the dilution calculation, under the treasury stock method, during the three months ended March 31, 2019.

Three months ended March 31, 2019
Stock options (1)	169,981
RSUs	90,520
Total securities excluded from diluted loss per share calculation	260,501

(1)	During the three months ended March 31, 2020 and 2019, 0.4 million stock options were out of the money and excluded from the computation of diluted loss or earnings per share.

14. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company records accruals for loss contingencies associated with legal matters when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible, the Company discloses the matter, and, if estimable, the amount or range of the possible loss in the Condensed Consolidated Financial Statements or notes.

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of business. Although the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these ordinary course matters will not have a material adverse effect on the Company's business, operating results, financial condition or cash flows.

15. INCOME TAXES

The Company recorded an expense/(benefit) for income taxes of approximately $25.1 million and $(6.1) million for the three months ended March 31, 2020 and 2019. These amounts reflect the Company's estimate of the annual effective tax rates of 24.5% and 17.6%, for the three months ended March 31, 2020 and 2019, respectively, reflect the Company's estimate of the annual effective tax rate adjusted for certain discrete items, primarily the tax benefit resulting from the CARES Act in 2020. Changes in the Company's effective tax rate arise primarily from changes in the geographic mix of revenues and expenses, as well as changes to statutory tax rates.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Certain net deferred tax assets of the Company are included in Other assets on the Condensed Consolidated Balance Sheets.

16. REGULATORY REQUIREMENTS
The following table illustrates the minimum regulatory capital the Company's subsidiaries were required to maintain as of March 31, 2020 and the actual amounts of capital that were maintained (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital	Percent of Requirement Maintained
GAIN Capital Group, LLC	$30.9	$61.9	$31.0	200%
GAIN Capital Securities, Inc.	0.1	0.3	0.2	300%
GAIN Capital U.K., Ltd.	50.4	167.0	116.6	331%
GAIN Capital Japan Co., Ltd.	1.2	9.1	7.9	758%
GAIN Capital Australia, Pty. Ltd.	0.9	5.5	4.6	611%
GAIN Global Markets, Inc.	0.7	3.3	2.6	471%
GAIN Capital-Forex.com Canada, Ltd.	0.2	2.0	1.8	1,000%
GAIN Capital Singapore Pte., Ltd.	3.5	6.8	3.3	194%
Trade Facts, Ltd.	0.5	3.6	3.1	720%
Global Asset Advisors, LLC (1)	0.0	1.8	1.8	3,907%
Total	$88.4	$261.3	$172.9	296%
(1)    The Global Asset Advisors, LLC minimum regulatory capital requirement is $45 thousand.

17. SEGMENT INFORMATION
ASC Topic 280, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise which engage in business activities from which they may earn revenues and incur expenses and about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. Reportable segments are defined as operating segments that either (a) exceed 10% of revenue, or (b) the reported profit or loss in absolute amount of which exceed 10% of profit of all operating segments that did not report a loss or (c) exceed 10% of the combined assets of all operating segments.

Retail Segment
Business in the retail segment is conducted primarily through the Company’s FOREX.com and City Index brands. The Company provides its retail customers around the world with access to over 15,000 global financial markets, including spot forex, precious metals, and CFDs on commodities, indices, individual equities, cryptocurrencies, bonds and interest rate products, as well as OTC options on forex. In the U.K., the Company also offers spread bets, which are investment products similar to CFDs, but with more favorable tax treatment for U.K. residents.

Futures Segment
The futures segment offers execution and related services for exchange-traded futures and futures options on major U.S and European exchanges. The Company offers futures services through its subsidiaries, GAIN Capital Group, LLC and Global Asset Advisors, LLC, under various brands.

Corporate and other
Corporate and other provides general corporate services to the Company’s segments. Corporate and other revenue primarily comprises foreign currency transaction gains and losses.

Selected financial information by segment is presented in the following tables (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Retail segment:
Net revenue	$176,279	$28,159

Employee compensation and benefits	14,385	12,992
Selling and marketing	6,876	9,953
Referral fees	9,450	4,390
Other operating expenses	22,123	18,228
Segment profit/(loss)	$123,445	$(17,404)

Futures segment:
Net revenue	$10,150	$9,410

Employee compensation and benefits	2,864	2,164
Selling and marketing	236	260
Referral fees	3,047	2,708
Other operating expenses	3,149	3,221
Segment profit	$854	$1,057

Corporate and other:
Other revenue	$(731)	$866

Employee compensation and benefits	6,917	5,099
Selling and marketing	—	11
Other operating expenses	2,238	2,905
Loss	$(9,886)	$(7,149)
TOTAL SEGMENT PROFIT/(LOSS)	$114,413	$(23,496)

Depreciation and amortization	$4,304	$4,250
Purchased intangible amortization	1,808	3,329
Restructuring expenses	1,420	—
Transaction costs	1,043	—
OPERATING PROFIT/(LOSS)	$105,838	$(31,075)
Interest expense on long term borrowings	3,442	3,332
INCOME/(LOSS) BEFORE INCOME TAX	$102,396	$(34,407)

18. SUBSEQUENT EVENTS
On April 23, 2020, the Company declared a $0.06 dividend per share of Common Stock payable on June 26, 2020 to stockholders of record on June 23, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
In this Quarterly Report on Form 10-Q, the words “GAIN,” the “Company,” “our,” “we” and “us” refer to GAIN Capital Holdings, Inc. and, except as otherwise specified herein, to GAIN’s subsidiaries. GAIN’s fiscal quarter ended on March 31, 2020.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 16, 2020, and the Condensed Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which GAIN operates, as well as management’s current beliefs and assumptions. Any statements contained herein (including, without limitation, statements to the effect that management or GAIN “believes,” “expects,” “anticipates,” “plans” and similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this report and the discussion below. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in the section entitled “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and discussed elsewhere herein. The risks and uncertainties described therein and herein are not the only ones we face. We expressly disclaim any obligation to update any forward-looking statements, except as may be required by law.

OVERVIEW

We are a global provider of trading services and solutions, specializing in over-the-counter ("OTC") and exchange-traded markets. We serve customers in more than 180 countries worldwide, and we conduct business from our offices in Bedminster, New Jersey; New York, New York; Chicago, Illinois; Powell, Ohio; London, England; Tokyo, Japan; Sydney, Australia; Shanghai, China; Hong Kong; Dubai, U.A.E.; Krakow, Poland and Singapore. We operate our business in two segments: retail and futures. Our retail segment provides customers around the world access to over 15,000 global financial markets, including spot foreign exchange ("forex"), precious metals trading, as well as contracts for difference ("CFDs"), which are investment products with returns linked to the performance of underlying assets. We offer CFDs on currencies, commodities, indices, individual equities, cryptocurrencies, bonds, options and interest rate products. In the United Kingdom ("U.K."), we offer spread bets, which are investment products similar to CFDs, but with more favorable tax treatment for residents of the U.K.

Our futures segment offers execution and risk management services for exchange-traded futures and futures options on major U.S. and European futures and options exchanges. Each of our operating segments is discussed in more detail below. For financial information regarding our segments, please refer to Note 17 to our Condensed Consolidated Financial Statements.

As a global provider of online trading services, our results are influenced by a number of external market factors, including market volatility and transaction volumes, competition, the regulatory environment in the various jurisdictions and markets in which we operate and the financial condition of the retail customers to whom we provide our services. Additional factors may impact our results of operations for the most recent fiscal period, as well as future periods. Please refer to “Part II - Item 1A. Risk Factors” for a discussion of other factors that may impact our business.

Market Environment and Trading Volatility
Our revenue and operating results may vary significantly from period to period because of movements and trends in global financial markets and fluctuations in market volatility, which are driven by external factors, some of which are market specific and some of which are correlated to general macroeconomic conditions. As a general rule, our businesses typically benefit from volatility in the prices of the products that we offer, as periods of increased volatility often coincide with higher levels of trading by our clients and higher transaction volume. Periods of extreme volatility, however, may result in significant market dislocations that can instead lead clients to reduce their trading activity. In addition, volatility that results in market prices moving within a relatively narrow band of prices may lead to less profitable trading activity. Low or extremely high market volatility can adversely affect our ability to profitably manage our net exposure, which is the unhedged portion of the trading positions we enter into with customers in our retail segment.

For the three months ended March 31, 2020, significantly greater volatility than that in the comparative period resulted in higher volumes, which positively impacted our financial results, relative to the comparative period. The higher volatility resulted from the various effects of the COVID-19 global pandemic.

Competition
The products we offer have generally been accessible to retail investors for a significantly shorter period than many other securities products, such as cash equities. Our industry is rapidly evolving and characterized by intense competition. Entering new markets often requires us to lower our pricing in order to attract customers and compete with other companies that have already established customer bases in such markets. In addition, in existing markets, we occasionally make short-term decisions to be more aggressive regarding pricing, or we may decide to offer additional services at reduced rates, or free of charge, in order to attract customers and take market share from our competitors.

Regulatory Environment
In March 2018, the European Securities and Markets Authority ("ESMA") announced product intervention measures to further regulate the marketing, distribution or sale of CFDs to retail investors in the European Union ("E.U.") These measures include leverage limits which vary based on the underlying asset, a margin close out rule on a per account basis, negative balance protection on a per account basis, a restriction on incentives offered to trade CFDs and a required standardized risk warning. These measures have now been published in the Official Journal of the E.U., and became effective on August 1, 2018, and have since been extended several times. The expectation was that in time the various E.U. regulators would introduce similar, permanent measures in their own jurisdictions.  In July 2019, ESMA announced that it would cease renewal of the measures. In August 2019, the U.K.'s Financial Conduct Authority ("FCA") implemented regulations similar to ESMA’s existing temporary restrictions, but extended the restrictions to closely substitutable products, including knock-out products and turbo certificates. Since then almost all E.U. countries have introduced permanent national measures that are similar to the ESMA measures. These measures are not expected to have a material adverse impact on the Company’s results of operations or financial condition. Furthermore, the FCA released a consultation paper (CP 19/22) in early 2019 regarding a potential ban on the sale of CFDs referencing cryptocurrencies to retail consumers. The consultation period is now closed and final rules are expected to be released in the second quarter of 2020.

The Australian Securities and Investments Commission ("ASIC") recently announced proposed regulations for comment (CP322 Product Intervention measures) that may result in new regulations that restrict the available leverage that may be offered to customers and provide for margin close-out protection, additional risk warnings, prohibition on certain types of inducements, real-time disclosures and further transparency regarding the cost of trading.

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

Business Environment

In early March 2020, COVID-19, a disease caused by a novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. Since December 2019, most countries and territories worldwide have confirmed cases of COVID-19, including the U.S. and many other countries in which we operate. Authorities around the world implemented numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional and national economies. We do not believe that there is any significant negative impact of the COVID-19 pandemic to the Condensed Consolidated Financial Statements as of March 31, 2020. We are continuing to monitor developments relating to COVID-19 and are coordinating our operational response based on existing business continuity plans and on guidance from global health organizations, relevant governments, and general pandemic response best practices.

Key Income Statement Line Items and Key Operating Metrics

The following section briefly describes the key components of our revenues and expenses, our use of non-GAAP financial measures, and the key operating metrics that we use to evaluate the performance of our business.

Revenue

We categorize our revenue as retail revenue, futures revenue, other revenue, and net interest revenue.

Retail Revenue
Retail revenue is our largest revenue type. It consists primarily of retail segment trading revenue, which comes from a variety of products, including spot forex, precious metals, spread bets and CFDs on currencies, commodities, indices, individual equities, cryptocurrencies, bonds, options and interest rate products, as well as OTC options on forex.

We generate retail revenue in two ways: transaction based revenue and market value based revenue. Transaction based revenue comes principally from the bid/offer spread we provide our customers, financing charges for positions held overnight, commissions on equity CFD trades, and other account related fees. Market value based revenue comes from net gains and losses generated through changes in the market value of the currencies and other products held in our net exposure or realized during the period.

For the three months ended March 31, 2020 and 2019, retail revenue represented 93.2% and 63.2% of our total net revenue, respectively.

For each of the three months ended March 31, 2020 and 2019, approximately 98% and 96% of our average daily retail trading volume was either naturally hedged or hedged by us with one of our liquidity providers, and the remaining 2% and 4% of our average daily retail trading volume consisted of our net exposure.

We manage our net exposure by applying position and exposure limits established under our risk-management policies and by continuous, active monitoring by our trading and risk teams. Based on our risk management policies and procedures, over time a portion of our net exposure will be hedged with our liquidity providers. Although we do not actively initiate proprietary market positions in anticipation of future movements in the relative prices of the products we offer, through our net exposure we are likely to have open positions in various products at any given time. In the event of unfavorable market movements, we may experience losses on such positions. Please refer to “Our Retail Segment - Sophisticated risk management” in Item 1. Business, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for further details regarding our risk management policies for the retail segment.

Futures Revenue
Futures revenue consists primarily of commissions and fees earned on futures and futures options trades that we execute for our customers, who use our connections to clearers, data feeds, and trading tools. We are not exposed to any market risk in connection with this activity, though we do experience credit risk with our counterparties.

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

Referral Fees
Introducing brokers direct customers to us in return for referral fees on each referred customer’s trading volume or a share of net revenue generated by each referred customer’s trading activity. White label partners offer our trading services to their customers under their own brand. Like introducing brokers, White label partners charge referral fees for the trade flow they bring to us. Referral fees also includes payments made to affiliates for referring customer to us.

Referral fees are largely variable and change principally based on the level of customer trading volume directed to us from our white label partners and introducing brokers, the terms of our specific agreements with white label partners and introducing brokers and the relative percentage of trading volume generated from particular relationships in any given period. The majority of our white label and introducing broker partners are paid for the trading volume generated by the customers they introduce, directly or indirectly, to us, rather than on a revenue sharing basis. During periods in which referred customer trading activity is not profitable for us, if the associated trading volume remains high, we may be required to make large payments despite generating lower revenue from customers introduced. Our retail indirect business accounted for 20.9% and 21.8% of retail trading volume in the three months ended March 31, 2020 and 2019, respectively.

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

Restructuring Expenses
During the three months ended March 31, 2020 we incurred restructuring expenses, which reflected costs arising from headcount reductions and other exit costs, measured and disclosed in accordance with FASB ASC 420 Exit or Disposal Cost Obligations and ASC 712 Compensation - Nonretirement Postemployment Benefits.

Transaction Costs
During the three months ended March 31, 2020 we incurred transaction related expenses with respect to the sale to INTL, which include legal, accounting and investment banking fees.

Interest Expense on Long Term Borrowings
Interest expense on long term borrowings consists of interest expense, both cash and non-cash on our 4.125% Convertible Senior Notes due 2020 and interest expense on our 5.00% Convertible Senior Notes due 2022.

Operating Metrics
We review various key operating metrics, which are described below, to evaluate our business's performance.

	For the Three Months Ended March 31,
	2020	2019
Retail
OTC Trading Volume (billions) (1)	$748.7	$487.3
OTC Average Daily Volume (billions)	$11.7	$7.7
12 Month Trailing Active OTC Accounts (2)	132,841	120,641
3 Month Trailing Active OTC Accounts (2)	87,349	70,051
Client Assets (millions)	$597.1	$652.6

Futures
Number of Futures Contracts (3)	2,042,824	1,755,873
Futures Average Daily Contracts	32,949	28,785
12 Month Trailing Active Futures Accounts (2)	7,146	7,387
Client Assets (millions)	$188.1	$217.1

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

Condensed Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
REVENUE:
Retail revenue	$173,070	$24,279	$148,791	612.8%
Futures revenue	9,386	7,990	1,396	17.5%
Other revenue	986	2,485	(1,499)	(60.3)%
Total non-interest revenue	183,442	34,754	148,688	427.8%
Interest revenue	2,740	4,294	(1,554)	(36.2)%
Interest expense	484	613	(129)	(21.0)%
Total net interest revenue	2,256	3,681	(1,425)	(38.7)%
Net revenue	$185,698	$38,435	$147,263	383.1%
EXPENSES:
Employee compensation and benefits	$24,166	$20,255	$3,911	19.3%
Selling and marketing	7,112	10,224	(3,112)	(30.4)%
Referral fees	12,497	7,098	5,399	76.1%
Trading expenses	4,928	5,480	(552)	(10.1)%
General and administrative	13,846	12,756	1,090	8.5%
Depreciation and amortization	4,304	4,250	54	1.3%
Purchased intangible amortization	1,808	3,329	(1,521)	(45.7)%
Communications and technology	4,523	5,691	(1,168)	(20.5)%
Bad debt provision	4,213	427	3,786	n/m
Restructuring expenses	1,420	—	1,420	100.0%
Transaction costs	1,043	—	1,043	100.0%
Total operating expenses	$79,860	$69,510	$10,350	14.9%
OPERATING PROFIT/(LOSS)	105,838	(31,075)	136,913	440.6%
Interest expense on long term borrowings	3,442	3,332	110	3.3%
INCOME/(LOSS) BEFORE INCOME TAX	$102,396	$(34,407)	$136,803	397.6%
Income tax expense/(benefit)	25,052	(6,053)	31,105	513.9%
NET INCOME/(LOSS)	$77,344	$(28,354)	$105,698	372.8%
n/m - not material or not meaningful
Revenues

	Three Months Ended March 31,
	(amounts in thousands)
	2020	2019	$ Change	% Change
Net Revenue:
Retail segment	$176,279	$28,159	$148,120	526.0%
Futures segment	10,150	9,410	740	7.9%
Corporate and other	(731)	866	(1,597)	(184.4)%
Net revenue	$185,698	$38,435	$147,263	383.1%

The increase in retail segment revenue for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to an increase in volume and in revenue capture, both of which resulted from unusually high volatility during the three months ended March 31, 2020. The volatility experienced within the quarter resulted in records in both currency and equity volatility indices, resulting from concerns over the global economy arising from the COVID-19 situation.

The increase in futures revenue for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to increased contracts traded, reflecting slightly improved volatility, for equity products, offset by decreased net interest revenue and a slight reduction in agricultural product revenue.

The decrease in corporate and other revenue for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to the impact of foreign currency revaluation.

Net revenue from each segment includes applicable net interest revenue, which decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a general decrease in interest rates over the past year.

Expenses

	Three Months Ended March 31,
	(amounts in thousands)
	2020	2019	$ Change	% Change
Employee compensation and benefits	$24,166	$20,255	$3,911	19.3%
Selling and marketing	7,112	10,224	(3,112)	(30.4)%
Referral fees	12,497	7,098	5,399	76.1%
Trading expenses	4,928	5,480	(552)	(10.1)%
General and administrative	13,846	12,756	1,090	8.5%
Depreciation and amortization	4,304	4,250	54	1.3%
Purchased intangible amortization	1,808	3,329	(1,521)	(45.7)%
Communications and technology	4,523	5,691	(1,168)	(20.5)%
Bad debt provision	4,213	427	3,786	NM
Restructuring expenses	1,420	—	1,420	100.0%
Transaction costs	1,043	—	1,043	100.0%
Total operating expenses	$79,860	$69,510	$10,350	14.9%
The increase in employee compensation and benefits for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to an increase in expense from accrued incentive compensation, driven by significantly better results, during the three months ended March 31, 2020.

The decrease in selling and marketing expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to a planned reduction in spend for the three months ended March 31, 2020.

The increase in referral fees for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to the increase in indirect volume during the three months ended March 31, 2020.

The decrease in trading expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to our cost optimization efforts, primarily in our retail segment.

The increase in general and administrative expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to higher bank fees, which are driven by customer funding volume, higher spreadbet duty in the U.K., and costs related to relocating the U.K. office as part of our ongoing cost rationalization strategy.

Depreciation and amortization for the three months ended March 31, 2020 remained fairly consistent compared to the three months ended March 31, 2019.

The decrease in purchased intangible amortization for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 resulted from certain assets being fully amortized between the periods.

The decrease in communication and technology for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 resulted from our cost optimization efforts which decreased software maintenance costs and related services.

The increase in bad debt provision for the three months ended March 31, 2020 resulted from an increase in customer positions becoming negative, as compared to the prior period. These negative positions were caused by the greater volatility experienced in the quarter.

The restructuring expenses for the three months ended March 31, 2020 resulted from the strategic decision to reduce global headcount during the period.

The transaction costs for the three months ended March 31, 2020 were related to the sale to INTL FCStone, Inc. and included legal, accounting, and investment banking fees.

Segment Results - Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Retail Segment (amounts in thousands)

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Net revenue	$176,279	$28,159	$148,120	526.0%

Employee compensation and benefits	14,385	12,992	1,393	10.7%
Selling and marketing	6,876	9,953	(3,077)	(30.9)%
Referral fees	9,450	4,390	5,060	115.3%
Other operating expenses	22,123	18,228	3,895	21.4%
Segment profit	$123,445	$(17,404)	$140,849	(809.3)%

The increase in employee compensation and benefits expenses for the retail segment for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to an increase in expense from accrued incentive compensation, driven by better results, during the three months ended March 31, 2020.

The decrease in selling and marketing expense for three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to a planned reduction in spend for the three months ended March 31, 2020.

The increase in referral fees for the retail segment for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to the increase in indirect volume during the three months ended March 31, 2020.

The increase in other operating expenses for the retail segment for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to higher bank fees, which are driven by customer funding volume, higher spreadbet duty in the U.K., and increased costs relating to the exit of the U.K. office lease as part of our ongoing cost rationalization strategy, offset by lower trading costs and lower communications and technology costs.

Other operating expenses for the retail segment include general and administrative expenses, communication and technology expenses, trading expenses and bad debt.

Futures Segment (amounts in thousands)

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Net revenue	$10,150	$9,410	$740	7.9%

Employee compensation and benefits	2,864	2,164	700	32.3%
Selling and marketing	236	260	(24)	(9.2)%
Referral fees	3,047	2,708	339	12.5%
Other operating expenses	3,149	3,221	(72)	(2.2)%
Segment profit	$854	$1,057	$(203)	(19.2)%

The increase in employee compensation and benefits expense for the futures segment for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to an increase in expense from accrued incentive compensation and commissions, driven by better consolidated results during the three months ended March 31, 2020.

The increase in referral fees for the futures segment for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to an increase in trading volumes for the three months ended March 31, 2020.

Both other operating expenses and selling and marketing for the futures segment were relatively consistent for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Other operating expenses from the futures segment include general and administrative expenses, communication and technology expenses, trading expenses and bad debt.

Corporate and Other (amounts in thousands)

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Other loss	$(731)	$866	$(1,597)	(184.4)%

Employee compensation and benefits	6,917	5,099	1,818	35.7%
Selling and marketing	—	11	(11)	(100.0)%
Other operating expenses	2,238	2,905	(667)	(23.0)%
Loss	$(9,886)	$(7,149)	$(2,737)	(38.3)%

The increase in employee compensation and benefits expenses for employees not attributed to any of our operating segments, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, was primarily due to an increase in expense from accrued incentive compensation and commissions, driven by better results during the three months ended March 31, 2020.

The decrease in other operating expenses not attributed to any of our operating segments for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to a reduction in professional fees related to non-recurring legal and other professional services.
Liquidity and Capital Resources
We have historically financed our liquidity and capital needs primarily with funds generated from our subsidiaries' operations, issuing debt and equity securities, including the 5.00% Convertible Senior Notes due 2022 that were issued in the third quarter of 2017, and access to secured lines of credit, though we have terminated our most recent credit line. We plan to finance our future operating liquidity and regulatory capital needs in a manner consistent with our past practice. We expect that our capital expenditures for the next 12 months will be similar to our expenditures in the comparative period.

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

Several of our operating subsidiaries are subject to requirements of the regulatory bodies discussed below, including the CFTC and NFA in the U.S., the FCA in the U.K., the FSA in Japan, IIROC and the OSC in Canada, MAS in Singapore, ASIC in Australia, and CIMA in the Cayman Islands. Certain regulations limit funds available for dividends to GAIN Capital Holdings, Inc. As a result, we may be unable to access funds which are generated by our operating subsidiaries when we need them.

Regulatory Capital Requirements

The following table illustrates the minimum regulatory capital our subsidiaries were required to maintain as of March 31, 2020 and the actual amounts of capital that were maintained on that date (amounts in millions):

Entity Name	Minimum Regulatory Capital Requirements	Capital Levels Maintained	Excess Net Capital
GAIN Capital Group, LLC	$30.9	$61.9	$31.0
GAIN Capital Securities, Inc.	0.1	0.3	0.2
GAIN Capital U.K., Ltd.	50.4	167.0	116.6
GAIN Capital Japan Co., Ltd.	1.2	9.1	7.9
GAIN Capital Australia, Pty. Ltd.	0.9	5.5	4.6
GAIN Global Markets, Inc.	0.7	3.3	2.6
GAIN Capital-Forex.com Canada, Ltd.	0.2	2.0	1.8
GAIN Capital Singapore Pte., Ltd.	3.5	6.8	3.3
Trade Facts, Ltd.	0.5	3.6	3.1
Global Asset Advisors, LLC (1)	0.0	1.8	1.8
Total	$88.4	$261.3	$172.9
(1)    The Global Asset Advisors, LLC minimum regulatory capital requirement is $45 thousand.
Our futures commission merchant and forex dealer subsidiary, GAIN Capital Group, LLC ("GCGL"), is subject to the Commodity Futures Trading Commission ("CFTC") Net Capital Rule (Rule 1.17) and National Futures Association ("NFA") Financial Requirements, Sections 1 and 11. Under applicable provisions of these regulations, GCGL is required to maintain adjusted net capital of the greater of $1.0 million or 8% of Customer and Non-Customer Risk Maintenance Margin, or $20.0 million plus 5% of all liabilities owed to retail customers exceeding $10.0 million, plus 10% of all liabilities owed to eligible contract participant counterparties acting as a dealer that are not an affiliate. Net capital represents current assets less total liabilities as defined by CFTC Rule 1.17. GCGL’s current assets primarily consist of cash and cash equivalents reported on its balance sheet as cash, receivables from brokers and trading securities, which are generally short-term U.S. government securities. GCGL’s total liabilities include payables to customers, accrued expenses, accounts payable, sales and marketing expense payable, introducing broker fees payable and other liabilities. From net capital we take certain percentage deductions or haircuts against assets held based on factors required by the Commodity Exchange Act to calculate adjusted net capital. GCGL’s net capital and adjusted net capital changes from day to day. As of March 31, 2020, GCGL had net capital of approximately $61.9 million and net capital requirements and haircut charges of $30.9 million. As of March 31, 2020, excess net capital was $31.0 million. We believe that we currently have sufficient capital to satisfy these on-going minimum net capital requirements. In accordance with CFTC regulation 1.12 and NFA Financial Requirements Section 1, a 20.0% decrease in GCGL’s net capital and a 30.0% decrease in excess net capital due to a planned equity withdrawal requires regulatory notification and/or approval.

GAIN Capital Securities, Inc. (“GCSI”) is a broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended. GCSI is a member of the Financial Industry Regulatory Authority (“FINRA”), and Securities Investor Protection Corporation (“SIPC”). Pursuant to the SEC’s Uniform Net Capital Rule 15c3-1, GCSI is required to maintain a minimum net capital balance (as defined) of $0.1 million. GCSI must also maintain a ratio of aggregate indebtedness (as defined) to net capital of not more than 15 to 1. At March 31, 2020, GCSI maintained $0.2 million more than the minimum required regulatory capital for a total of 3.0 times the required capital.

GAIN Capital U.K. Ltd. ("GCUK") is regulated by the FCA as a full scope €730k IFPRU Investment Firm. GCUK is required to maintain the greater of approximately $0.8 million (€730,000) and the Pillar 1 requirement, which is calculated as the sum of the firm’s operational, credit, counterparty, concentration and market risk. At March 31, 2020, GCUK maintained $116.6 million more than the minimum required regulatory capital for a total of 3.3 times the required capital. Effective from 2016, the FCA began transitioning in additional capital requirements in the form of a capital conservation buffer and a countercyclical capital buffer as set out in Capital Requirements Directive, or CRD IV, Article 160 Transitional Provisions for Capital Buffers. The transitional period began on January 1, 2016 and ended on December 31, 2018. The minimum common equity tier 1 capital ratio requirement, from January 1, 2019 is 7%. The firm maintained a common equity tier 1 capital ratio of 26.5% as of March 31, 2020. The effect of the countercyclical buffer on the firm's existing capital requirements is negligible.

GAIN Capital Japan Co., Ltd. (“GCJP”) is a registered Type I financial instruments business firm regulated by the Japan Financial Services Agency (“FSA”) in accordance with Financial Instruments and Exchange Law (Law No. 25 of 1948, as amended). GCJP is a member of the Financial Futures Association of Japan. GCJP is subject to a minimum capital adequacy ratio of 140%, which is derived by dividing Net Capital (as defined in Law No. 25) by the sum of GC Japan’s market, counterparty credit risk and operational risk. At March 31, 2020, GCJP maintained $7.9 million more than the minimum required regulatory capital for a total of 7.6 times the required capital.

GAIN Capital Australia, Pty. Ltd. (“GCAU”) is regulated under the laws of Australia, including the Corporations Act 2001 (Commonwealth of Australia). GCAU holds an Australian Financial Services License that has been issued by ASIC. GCAU is required to maintain a minimum capital requirement of $0.9 million (1.0 million AUD) or 10% of average revenues. The regulatory capital held is required to be in excess of 110% of its requirements at all times. At March 31, 2020, GCAU maintained $4.6 million more than the minimum required regulatory capital for a total of 6.1 times the required capital.

GAIN Global Markets, Inc. (“GGMI”) the Company’s Cayman Island subsidiary, is a registered securities arranger and market maker with the Cayman Islands Monetary Authority (“CIMA”). GGMI is required to maintain a capital level that is the greater of one quarter of relevant annual expenditure, or the financial resources requirement which is the sum of the Base Requirement, counterparty and position risk requirement, or $0.7 million. At March 31, 2020, GGMI maintained $2.6 million more than the minimum required regulatory capital for a total of 4.7 times the required capital.

GAIN Capital-Forex.com Canada, Ltd. (“GCCA”) is a Dealer Member of the Investment Industry Regulatory Organization of Canada (“IIROC”) and regulated under the laws of Canada, including the Canadian Investor Protection Fund. In Canada, the securities industry is governed by provincial or territorial legislation, and there is no national regulator. Local legislation differs from province to province and territory to territory, but generally requires that forex dealing representatives register with applicable regulators and self-regulatory organizations in order to offer forex and/or CFD products to retail clients. GCCA’s principal provincial regulator is the Ontario Securities Commission ("OSC"). GCCA is required to maintain risk-adjusted capital in excess of the minimum capital requirement. At March 31, 2020, GCCA maintained $1.8 million more than the minimum required regulatory capital for a total of 10.0 times the required capital.

GAIN Capital Singapore Pte., Ltd. (“GCS”) is registered by the Monetary Authority of Singapore (“MAS”) and operates as an approved holder of Capital Market Services License. GCS is subject to the requirements of MAS and pursuant to the Securities and Futures Act (Cap 289). Under these rules GCS is required to maintain a minimum base capital of approximately $3.5 million (5.0 million SGD) and Financial Resources in excess of 120% of the total risk requirements at all times, which is calculated as the sum of operational, counterparty, large exposure and market risk at all times. At March 31, 2020, GCS maintained $3.3 million more than the required minimum regulatory capital for a total of 1.9 times the required capital.

Trade Facts, Ltd. (“Trade Facts”) is regulated by the FCA as a BIPRU Limited License Firm. Trade Facts is required to maintain the greater of a base financial resources requirement of approximately $0.1 million (€0.05 million) and a capital requirement of the higher of either credit risk plus market risk or a fixed overhead requirement. At March 31, 2020, Trade Facts maintained $3.1 million more than the minimum required regulatory capital for a total of 7.2 times the required capital.

Global Asset Advisors, LLC ("GAA") is a registered Introducing Broker and is subject to the CFTC Net Capital Rule (Rule 1.17). Under applicable provisions of these rules, GAA is required to maintain adjusted net capital of less than $0.1 million. At March 31, 2020, GAA maintained $1.8 million more than the minimum required regulatory capital.

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

Convertible Senior Notes

On April 1, 2015, as part of the consideration for our acquisition of City Index, we issued $60.0 million aggregate principal amount of our 4.125% Convertible Senior Notes due 2020. These notes bear interest at a fixed rate of 4.125% per year, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2015. The notes are convertible into cash, shares of our common stock, or a combination thereof, at our election, subject to certain limitations. During the first quarter of 2020, the Company settled all remaining 2020 notes, $58.5 million in principal, for an aggregate purchase price of $58.5 million.

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

An entity must separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash in a manner that reflects the issuer’s economic interest cost for non-convertible debt. The liability component of the notes is initially valued at the fair value of a similar debt instrument that does not have an associated equity component. The liability is reflected in our Condensed Consolidated Balance Sheets in an amount equal to the carrying value, which, as of March 31, 2020 and December 31, 2019, was $80.3 million and $137.2 million, respectively. The equity component of the notes is included in the additional paid-in capital section of our shareholders’ equity on our Condensed Consolidated Balance Sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component. The equity component for our Convertible Senior Notes was $38.7 million as of both March 31, 2020 and December 31, 2019. This original issue discount is amortized to non-cash interest expense over the term of the notes, and, as a result, we record a greater amount of interest expense in current periods. Accordingly, we reported lower net income in our financial results than would have been recorded had we reflected only cash interest expense in our Condensed Consolidated Income Statement and Comprehensive Income/(Loss) because GAAP requires the interest expense associated with the notes to include both the current period’s amortization of the original issue discount and the notes’ cash coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as our 5.00% Convertible Senior Notes due 2022) are currently accounted for using the treasury stock method. Under this method, the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share unless the conversion value of the notes exceeds their principal amount at the end of the relevant reporting period. If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, were issued. The accounting standards in the future may not continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of the notes, then our diluted earnings/(loss) per share could be adversely affected.

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

Cash Flow

The following table sets forth a summary of our cash flow for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	For the Three Months Ended March 31,
	2020	2019
Net cash provided by/(used in) operating activities	$59,409	$(22,919)
Net cash used in investing activities	(4,238)	(5,548)
Net cash used in financing activities	(60,811)	(6,455)
Effect of exchange rate changes on cash and cash equivalents	(34,127)	11,068
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(39,767)	$(23,854)
The primary drivers of our operating cash flows are net earnings or losses, adjustments for non-cash gains and losses, such as depreciation and amortization, as well as the normal movement of funds to and from our customers or to and from our liquidity providers.

Gains and losses related to customer activities, whether realized when a position closes or marked to market while still open, have no direct impact on cash flows from operations. Cash flows related to customer activities arise from deposits and withdrawals only, which may disconnect cash flows from operational results. To some extent, the amount of net deposits made by our customers in any given period is influenced by the impact of realized and unrealized gains and losses on their balances, such that customers may be required to post additional funds to open new positions or maintain existing open positions or may choose to withdraw excess funds on open positions.

Operating Activities

Cash provided by operating activities was $59.4 million for the three months ended March 31, 2020, compared to cash used in operating activities of $22.9 million for the three months ended March 31, 2019. There were no specific items outside the normal course of business that impacted our cash provided by operating activities for the three months ended March 31, 2020 or cash used in operating activities for the three months ended March 31, 2019.

Investing Activities

Cash used in investing activities was $4.2 million for the three months ended March 31, 2020 compared to cash used in investing activities of $5.5 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, cash used in investing activities consisted of cash used for capital expenditures of $4.2 million. During the three months ended March 31, 2019, cash used in investing activities consisted of $3.1 million in cash used for capital expenditures and $2.4 million used for the purchase of a minority interest in Top Third Ag Marketing, LLC.

The cash used for capital expenditures is primarily the result of our ongoing efforts to optimize our retail trading platform in a cost effective manner, which we expect to improve our customer experience.

Financing Activities

Cash used in financing activities was $60.8 million for the three months ended March 31, 2020 compared to cash used in financing activities of $6.5 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, significant uses of cash were $58.5 million used to settle the 2020 convertible notes and $2.3 million used to pay cash dividends. During the three months ended March 31, 2019, significant uses of cash were $4.2 million to purchase treasury stock and $2.3 million used to pay cash dividends.

Off-Balance Sheet Arrangements
At March 31, 2020 and December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will impact our Condensed Consolidated Financial Statements. Our net interest revenue is directly affected by the short-term interest rates we earn from re-investing our cash and our customers’ cash. As a result, a portion of our interest income will decline if interest rates fall. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Our cash and cash equivalents and customer cash and cash equivalents are held in cash and cash equivalents including cash at banks, deposits at liquidity providers, in money market funds that invest in highly liquid investment grade securities including short-term U.S. treasury bills, as well as directly in U.S. treasury bills. The interest rates earned on these deposits and investments affects our interest revenue. We estimate that as of March 31, 2020, an immediate 100 basis point decrease in short-term interest rates would result in approximately $7.3 million less in annual pretax income.

Foreign Currency Risk
Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of our earnings and assets. Entities that have assets and liabilities denominated in currencies other than the primary economic environment in which the entity operates are subject to remeasurement. The majority of our sales and related operating costs are denominated in the currency of the local country and translated into USD for consolidated reporting purposes. Although the majority of the assets and liabilities of these subsidiaries are denominated in the functional currency of the subsidiary, they may also hold assets or liabilities denominated in other currencies. As a result, our results of operations and financial position are exposed to changing currency rates. We may consider entering into hedging transactions to mitigate our exposure to foreign currency exchange rates. These hedging transactions may not be successful.

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

Market Risk
We are exposed to market risk in connection with our retail trading activities. Because we act as counterparty to our retail customers’ transactions, we are exposed to risk on each trade that the value of our position will decline. Accordingly, accurate and efficient management of our net exposure is a high priority, and we have developed policies addressing both our automated and manual procedures to manage our exposure. These risk-management policies and procedures are established and reviewed regularly by the Risk Committee of our Board of Directors. Our risk-management policies require quantitative analyses by instrument, as well as assessment of a range of market inputs, including trade size, dealing rate, customer margin and market liquidity. Our risk-management procedures require our team of senior traders to monitor risk exposure on a continuous basis and update senior management both informally over the course of the trading day and formally through intraday and end of day reporting. A key component of our approach to managing market risk is that we do not initiate market positions for our own account in anticipation of future movements in the relative prices of products we offer. To facilitate our risk-management activities, we maintain levels of capital in excess of those currently required under applicable regulations. As of March 31, 2020, we maintained regulatory capital levels of $261.3 million, which represented approximately 3.0 times the capital we were required to hold under applicable regulations.

Cash Liquidity Risk
In normal conditions, our market making business and related services are self-financing as we generate sufficient cash flows to pay our expenses as they become due. As a result, we generally do not face the risk that we will have insufficient cash to meet our payment obligations as they arise. Our cash flows, however, are influenced by customer trading volume, currency volatility and liquidity in markets in which we have positions. These factors are directly impacted by domestic and international market and economic conditions that are beyond our control. In an effort to manage this risk, we have secured a substantial liquidity pool by establishing trading relationships with several financial institutions. These relationships provide us with sufficient access to liquidity to allow us to consistently execute significant trades in varying market conditions at the notional amounts our customers desire. We generally maintain collateral on deposit, which includes our funds and our customers’ funds, with our liquidity providers. For the three months ended March 31, 2020, collateral on deposit was $62.5 million.

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
For the three months ended March 31, 2020, we incorporate herein by reference the discussions set forth under “Legal Proceedings” in Part I, Item 3 of our Form 10-K for the year ended December 31, 2019.

ITEM 1A.	RISK FACTORS
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 describes the various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” There have been no material changes to the risk factors disclosed in that section of our Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
None.

(b) Purchase of Equity Securities by the Issuer
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger by and among GAIN Capital Holdings, Inc., INTL FCStone Inc. and Golf Merger Sub I Inc., dated as of February 26, 2020 (incorporated herein by reference to Exhibit 2.1 of the registrants Current Report on Form 8-K filed on February 27, 2020, No. 001-35008)

4.1
Amendment No. 3 to Rights Agreement by and between GAIN Capital Holdings, Inc. and Broadridge Corporate Issuer Solutions, Inc., dated as of February 26, 2020 (incorporated herein by reference to Exhibit 4.1 of the registrants Current Report on form 8-K filed on February 27, 2020, No. 001-35008).

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

GAIN Capital Holding, Inc.

Date: May 13, 2020	/s/ Glenn H. Stevens
Glenn H. Stevens
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2020	/s/ Nigel Rose
Nigel Rose
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)